Form 10-Q
period 1996-04-30
NUMEREX CORP /PA/
filed 1996-06-12
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                              Commission File Number
   April 30, 1996                                         0-22920


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         11-2948749
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                       1400 N. Providence Road, Suite 5500
                                 Media, PA 19063
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 892-0316
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No ___

As of the close of the period covered by this report, an aggregate of 11,597,492 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                                  NUMEREX CORP.

                                      INDEX


                                                                                        Page
                                                                                        ----
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at April 30,
     1996 (unaudited) and October 31, 1995                                                4

Consolidated Statements of Income (unaudited)
     for the three months and the six months ended April 30, 1996 and 1995                5

Consolidated Statements of Cash Flows (unaudited)
     for the three months and the six months ended April 30, 1996 and 1995                6

Notes to Consolidated Financial Statements (unaudited)                                    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            8

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                             12

Item 2.    Changes in Securities                                                         12

Item 3.    Defaults Upon Senior Securities                                               12

Item 4.    Submission of Matters to a Vote of Security Holders                           12

Item 5.    Other Information                                                             12

Item 6.    Exhibits and Reports on Form 8-K                                              12

Signature Page                                                                           13


PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

                                  NUMEREX CORP.
                           CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)



                                                      APRIL 30,    October 31,
                                                        1996         1995
                                                     ----------   ------------
                                                     (UNAUDITED)

ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                         22,190        22,271
     Accounts Receivable, net                           6,550         5,832
     Inventory                                          4,761         5,293
     Prepaid Expenses                                     347           139
                                                       ------        ------
                                                       33,848        33,535

PROPERTY AND EQUIPMENT, NET                             1,237         1,248

INTANGIBLE ASSETS, NET                                  3,215         2,570
                                                       ------        ------

                           TOTAL ASSETS                38,300        37,353
                                                       ======        ======



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                   1,440         1,545
     Income Taxes                                       1,950         2,370
     Other Current Liabilities                          1,623         1,362
                                                       ------        ------

                           TOTAL LIABILITIES            5,013         5,277
                                                       ------        ------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued and
       outstanding 11,597,492                          18,321        18,321
     Accumulated Translation Adjustment                 1,130           277
     Retained Earnings                                 13,836        13,478
                                                       ------        ------
                                                       33,287        32,076
                                                       ------        ------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                 38,300        37,353
                                                       ======        ======


          See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)


                                                FOR THE THREE                     FOR THE SIX
                                                 MONTHS ENDED                     MONTHS ENDED
                                                   APRIL 30,                        APRIL 30,
                                            ----------------------             -------------------
                                             1996             1995             1996           1995
                                             ----             ----             ----           ----
                                          (UNAUDITED)      (UNAUDITED)     (UNAUDITED)    (UNAUDITED)


Net Sales                                     5,374           6,063            9,513          11,949

Cost of Sales                                 2,868           2,078            5,229           4,431
                                         ----------      ----------       ----------      ----------

          GROSS PROFIT                        2,506           3,985            4,284           7,518

Selling, General, Administrative
and Other Expenses                            1,962           1,431            3,725           2,740
                                         ----------      ----------       ----------      ----------

          OPERATING INCOME                      544           2,554              559           4,778

Interest and Other Income(Expense)              244             (57)             559              99
                                         ----------      ----------       ----------      ----------


          INCOME BEFORE
          INCOME TAXES                          788           2,497            1,118           4,877

Provision for Income Taxes                      268             856              381           1,666
                                         ----------      ----------       ----------      ----------

          NET INCOME                            520           1,641              737           3,211
                                         ==========      ==========       ==========      ==========

EARNINGS PER SHARE                              .04             .17              .06             .33
                                         ==========      ==========       ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING      11,597,000       9,791,000       11,597,000       9,713,000
                                         ==========      ==========       ==========      ==========


          See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)

                                                               FOR THE  SIX
                                                               MONTHS ENDED
                                                                 APRIL 30,
                                                        ------------------------
                                                           1996         1995
                                                           ----         ----
                                                        (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income                                                737         3,211
    Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation and Amortization                             618           336
    Changes in  current assets and liabilities which
    provided (used) cash
          Accounts Receivable                                (718)       (2,330)
          Inventory                                           532          (892)
          Prepaid Expenses                                   (208)          126
          Accounts Payable                                   (105)          150
          Other Liabilities                                  (159)        1,459
                                                          -------       -------

       Net Cash Provided by Operating Activities              697         2,060
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of Business                                 --            (828)
     Investment in Fixed Assets                              (157)         (180)
     Increase in Intangible Assets                         (1,109)         (304)
                                                          -------       -------
       Net Cash Used in Investing Activities               (1,266)       (1,312)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net Proceeds from Sale of Stock                         --          15,691
     Net Reduction in Debt                                   --            (560)
     Dividends Paid                                          (379)         --
                                                          -------       -------
       Net Cash Provided By (Used in) Financing
       Activities                                            (379)       15,131
                                                          -------       -------

EFFECT OF EXCHANGE DIFFERENCES ON CASH                        867          --
                                                          -------       -------

     Net Increase (Decrease) in cash                          (81)       15,879

CASH, BEGINNING                                            22,271         7,769
                                                          -------       -------
CASH, ENDING                                               22,190        23,648
                                                          =======       =======


          See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.         Basis of Financial Statement Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996 may not be indicative of the results that may be expected for the year ending October 31, 1996. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 and the consolidated financial statements contained therein.


2.         Inventory                          April 30,              October 3l,
                                                1996                    l995
                                                ----                    ----
                                                  ((pounds) 000's omitted)

           Raw materials                       1,725                    2,471
           Work in Progress                    1,286                    1,233
           Finished good                       1,750                    1,589
                                              ------                   ------
                                               4,761                    5,293
                                              ======                   ======

3.        Long-Term Contract

          The Company performs certain software development services under contract for a significant customer. Revenue from the fixed-price contract is recognized on the percentage of completion method which is measured by the percentage of costs incurred to date to the estimated total costs for the contract. Service contract costs consist primarily of outside consultant and software engineering fees. Costs and earnings in excess of billings on this contract were (pounds)584,000 as of April 30, 1996. Through April 30, 1996 total costs of (pounds)1,696,000, revenues of (pounds)2,424,000 and billings of (pounds)1,840,000 have been recorded under the contract.

4.         Income Statement

           Pursuant to Section 11(a) of the Securities Act of 1933 (the "Act") and Rule 158 thereunder, the information contained herein, and similar statement of income information contained in the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1995, Annual Report on Form 10-K for the year ended October 31, 1995, and Quarterly Report on Form 10-Q for the quarter ended January 31, 1996, collectively satisfies the "earning statement" requirement of Section 11(a) under the Act and Rule 158 thereunder.

5.         Investment Considerations

           In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1995, a copy of which can be obtained from Charles L. McNew, Chief Financial Officer, NumereX Corp., Rose Tree Corporate Center II, 1400 North Providence Road, suite 5500, Media, PA 19063.

6.         Forward-looking Statements

           The information contained in the Quarterly Report on Form 10-Q for the quarter ended April 30, 1996 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.



                                                            Three Months Ended       Six Months Ended
                                                                 April 30,               April 30,
                                                             1996        1995        1996        1995
                                                             ----        ----        ----        ----

Net sales:
  Derived Channel Systems ..........................         76.6%       74.2%       73.5%       73.7%
  Intrusion alarm and network products .............         23.4        25.8        26.5        26.3
                                                            -----       -----       -----       -----
      Total net sales ..............................        100.0       100.0       100.0       100.0

Cost of sales ......................................         53.4        34.3        55.0        37.1
                                                            -----       -----       -----       -----

Gross profit .......................................         46.6        65.7        45.0        62.9

Selling, general, administrative and other .........         36.5        23.6        39.2        22.9
                                                            -----       -----       -----       -----
Operating income ...................................         10.1        42.1         5.8        40.0
                                                            =====       =====       =====       =====

Net income .........................................          9.7%       27.1%        7.7%       26.9%
                                                            =====       =====       =====       =====




Results of Operations

Net sales decreased 11.4% to (pounds)5.4 million for the quarter ended April 30, 1996 as compared to (pounds)6.1 million for the comparable period in 1995. For the six months ended April 30, 1996 net sales decreased 20.4% to (pounds)9.5 million as compared to (pounds)11.9 million for the comparable period in 1995. The principal reason for the decline in net sales during both periods was year on year reduction in Derived Channel network equipment sales in the United Kingdom (although the second quarter of fiscal 1996 was stronger than the first quarter of 1996). While the rate of STU unit sales has recovered from an earlier slowdown, it is uncertain whether network equipment sales in the UK will return to their historically higher levels.

Cost of sales increased 38.0% to (pounds)2.9 million for the quarter ended
April 30, 1996 and increased 18% to (pounds)5.2 million for the six months ended April 30, 1996 as compared to (pounds)2.1 million and (pounds)4.4 million, respectively, for the comparable period in 1995. Gross profit as a percentage of net sales decreased to 46.6% and 45.0%, respectively, for the three and six month periods ended April 30, 1996 as compared to 65.7% and 62.9%, respectively for the comparable periods in 1995. The decrease in the gross profit margin was primarily due to a shift in sales mix to lower margin products as network equipment (a higher margin product) sales to BT declined. In addition, certain fixed costs related to manufacturing, which did not decline in conjunction with net sales, caused a further decrease in the gross profit margin.

Selling, general, administrative and other expenses increased 37.1% and 35.9%, respectively, to (pounds)2.0 million and (pounds)3.7 million, respectively, for the three and six months ended April 30, 1996 as compared to (pounds)1.4 million and (pounds)2.7 million, respectively, for the comparable periods in 1995. The increase was principally related to a major expansion of the sales and marketing effort, product development expenses and an increase in legal and other expenses.

Operating income decreased 78.7% and 88.3%, respectively, to (pounds)0.5 million and (pounds)0.6 million, respectively, for the three and six month periods ended April 30, 1996 as compared to (pounds)2.6 million and (pounds)4.8 million, respectively, for the comparable period in 1995. The decreases in operating income were due to the decreases in net sales and gross profit margins coupled with the increase in selling, general, administrative and other expenses.

The effective tax rates were 34.0% and 34.1%, respectively, for the three and six month periods ended April 30, 1996 as compared to 34.3% and 34.2%, respectively, for the comparable periods in 1995. The differences in the effective rates are related to changes in the periodic estimation of tax liabilities.

The decline of the Company's net sales and gross profit margins, and the increase in selling, general, administrative and other expenses resulted in net income decreases of 68.3% and 77.0%, respectively, to (pounds)0.5 million and (pounds)0.7 million, respectively, for the three and the six month periods ended April 30, 1996, as compared to (pounds)1.6 million and (pounds)3.2 million, respectively, for the comparable periods in 1995.

As a result of new shares issued in conjunction with a public offering the weighted average shares outstanding increased to 11.6 million for both the quarter and the six months ended April, 1996 as compared to 9.8 million and 9.7 million shares for the comparable periods in 1995.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities decreased to (pounds)0.7 million for the six months ended April 30, 1996 as compared to (pounds)2.1 million for the comparable period in 1995. The decrease from 1995 was primarily due to lower earnings, and an increase in outstanding accounts receivable which was somewhat offset by a decrease in inventory and other current liabilities.

Net cash used in investing activities remained unchanged at (pounds)1.3 million for the six months ended April 30, 1996 as compared to (pounds)1.3 million for the comparable period in 1995. The 1996 investing activities were primarily due to increases in capitalized software as compared to acquisition costs in 1995.

Net cash used in financing activities decreased to (pounds)0.4 million for the six months ended April 30, 1996 as compared to cash provided of (pounds)15.1 million for the comparable period in 1995. The principal reason for the decrease was the inclusion of proceeds from a sale of stock in 1995 period. This was partially offset by the payment of an initial quarterly dividend during the 1996 period.

The Company has working capital balances of (pounds)28.8 million and (pounds)28.3 million as of April 30, 1996 and October 31, 1995, respectively.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from cash provided by operating activities. In order to fund an expansion of its Derived Channel System business (including an effort to increase market penetration in North America and the Pacific Rim and expand into other parts of the world), the Company may require significantly greater capital investments than it has in the past. Presently, the Company has no material commitments for capital expenditures.

On February 9, 1996 the Company announced its intention to pay a cash dividend on a quarterly basis. An initial quarterly cash dividend of $0.05 (five cents) per share was declared and was paid on March 4, 1996 to all shareholders of record on February 19, 1996. The next dividend payment is scheduled for distribution on June 4, 1996 to all shareholders of record on May 20, 1996.

The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April, 1995, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1996. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis. The Company does not expect that such expansion will have a materially negative impact on the Company's ability to fund its existing operations.

Foreign Currency

Currently, the Company's functional and reporting currency is British pounds sterling because a substantial majority of the Company's net sales are presently generated in the United Kingdom. Although the Company does not have an ongoing currency hedging program in place, it occasionally hedges its operations selectively against fluctuations in foreign currency as needed. This occasional hedging is done primarily because a portion of the Company's production costs associated with its off-shore contract manufacturing are denominated in U.S. dollars while the bulk of its net sales are in British pounds sterling. The Company uses forward U.S. dollar contracts which have a maximum term of six months and which are not material to the Company. The Company anticipates that it may utilize additional foreign currency contracts as needed to hedge against fluctuations in the exchange rate between the U.S. dollar and the British pound sterling. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company's results of operations or liquidity.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

           In July and August of 1995, the Company received complaints in three separate purported lawsuits. The complaints, which were consolidated into a single amended complaint, sought class action status and alleged violations arising under certain federal securities laws for alleged material misstatements and omissions in the prospectus associated with the Company's recent public offering. The complaint was filed against certain of the Company's directors and executive officers, principal shareholder and underwriters. The complaint sought rescission and/or damages against all defendants, including the awarding of costs and disbursements. The defendants filed a Motion to Dismiss and on January 24, 1996, the defendants' Motion to Dismiss was granted and the case was dismissed. On February 16, 1996 the plaintiffs appealed the Order of the U.S. District Court to the United States Court of Appeals. The appeal is pending. The Company and the individual defendants believe the allegations are untrue and without merit and continue to vigorously defend the action.

Item 2.    Changes in Securities.

           None - not applicable.

Item 3.    Defaults Upon Senior Securities.

           None - not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           The Annual Meeting of Stockholders was held on February 28, 1996. The only item considered by shareholders at the meeting was the election of directors. George Benson, Matthew J. Flanigan, Kenneth F. Manser, Richard L. Mooers, Frederick C. Shay and Gordon T. Ray were all elected as directors of the Company.

Item 5.    Other Information.

           None - not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           None - not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NUMEREX CORP.
                                    (Registrant)

Date:      June 12, 1996            By:   /s/   John J. Reis
       --------------------            ---------------------
                                           JOHN J. REIS
                                           President and
                                      Chief Executive Officer


Date:      June 12, 1996            By:   /s/   Charles L. McNew
       --------------------            -------------------------
                                         CHARLES L. McNEW
                                     Chief Financial Officer and
                                      Chief Accounting Officer