Form 10-Q
period 1996-07-31
NUMEREX CORP /PA/
filed 1996-09-12
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
    July 31, 1996                                            0-22920
- ---------------------                                   ----------------------

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                           11-2948749
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       1400 N. Providence Road, Suite 5500
                                 Media, PA 19063
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (610) 892-0316
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___      No ___

As of the close of the period covered by this report, an aggregate of 11,457,492 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                                  NUMEREX CORP.

                                      INDEX


                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets at July 31,
     1996 (unaudited) and October 31, 1995                                    4

Consolidated Statements of Income (unaudited)
     for the three months and the nine months ended July 31, 1996 and 1995    5

Consolidated Statements of Cash Flows (unaudited)
     for the three months and the nine months ended July 31, 1996 and 1995    6

Notes to Consolidated Financial Statements (unaudited)                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   9

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities                                              13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

Signature Page                                                               14

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                 NUMEREX CORP.

                           CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)


                                                JULY 31,    October 31,
                                                  1996        1995
                                               (UNAUDITED)
                                               -----------  -----------
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                      22,099      22,271
   Accounts Receivable, net                        5,768       5,832
   Inventory                                       3,645       5,293
   Prepaid Expenses                                  293         139
                                                 -------     -------
                                                  31,805      33,535

PROPERTY AND EQUIPMENT, NET                        1,390       1,248

INTANGIBLE ASSETS, NET                             2,406       2,570
                                                 -------     -------
          TOTAL ASSETS                            35,601      37,353
                                                 =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                1,233       1,545
   Income Taxes                                    2,011       2,370
   Other Current Liabilities                       2,058       1,362
                                                 -------     -------
          TOTAL LIABILITIES                        5,302       5,277
                                                 -------     -------
SHAREHOLDERS' EQUITY
   Class A, Common Stock - no par value;
      authorized 30,000,000; issued and
      outstanding 11,457,492 in 1996,
      11,597,492 in 1995                          18,321      18,321
   Treasury Stock, at cost, 140,000 shares          (419)         --
   Accumulated Translation Adjustment                589         277
   Retained Earnings                              11,808      13,478
                                                 -------     -------
                                                  30,299      32,076
                                                 -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        35,601      37,353
                                                 =======     =======

          See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

                         (IN THOUSANDS POUNDS STERLING,
                           EXCEPT PER SHARE AMOUNTS)


                                               FOR THE THREE                FOR THE NINE
                                               MONTHS ENDED                 MONTHS ENDED
                                                 JULY 31,                     JULY 31,
                                         --------------------------   --------------------------
                                            1996           1995          1996           1995
                                         (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
                                         -----------    -----------   -----------    -----------
Net Sales                                      4,698          4,227        14,211         16,176

Cost of Sales                                  2,367          1,393         7,595          5,824
Inventory Obsolescence Charge                    927           --             927           --
                                         -----------    -----------   -----------    -----------
          GROSS PROFIT                         1,404          2,834         5,689         10,352
Selling, General, Administrative
   and Other Expenses                          2,137          1,580         5,862          4,320
Special Charges                                1,151           --           1,151           --
                                         -----------    -----------   -----------    -----------
          OPERATING INCOME (LOSS)             (1,884)         1,254        (1,324)         6,032
Interest and Other Income                        285            374           843            473
                                         -----------    -----------   -----------    -----------
          INCOME (LOSS) BEFORE
          INCOME TAXES                        (1,599)         1,628          (481)         6,505

Income Tax Provision                              54            546           435          2,212
                                         -----------    -----------   -----------    -----------
          NET INCOME (LOSS)                   (1,653)         1,082          (916)         4,293
                                         ===========    ===========   ===========    ===========
EARNINGS (LOSS) PER SHARE                       (.14)           .09          (.08)           .42
                                         ===========    ===========   ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING       11,584,000     11,570,000    11,593,000     10,332,000
                                         -----------    -----------   -----------    -----------


          See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)

                                                                       FOR THE NINE
                                                                       MONTHS ENDED
                                                                         JULY 31,
                                                                 --------------------------
                                                                    1996           1995
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                   (916)          4,293
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities
Depreciation and Amortization                                      1,107             504
Inventory Obsolescence & special charges                           2,078              --
Changes in current assets and liabilities which
   provided (used) cash
     Accounts Receivable                                              64          (1,659)
     Inventory                                                       720          (1,724)
     Prepaid Expenses                                               (249)             69
     Accounts Payable                                               (313)           (152)
     Other Liabilities                                              (178)         (2,028)
                                                                 -------         -------
Net Cash Provided by (Used in) Operating Activities                2,313            (697)
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Business                                               --            (828)
Investment in Fixed Assets                                          (411)           (214)
Increase in Intangible Assets                                     (1,238)           (487)
                                                                 -------         -------
Net Cash Used in Investing Activities                             (1,649)         (1,529)
                                                                 -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Reduction in Debt                                                 --            (560)
Net Proceeds from Sale of Stock                                       --          16,310
Dividends Declared                                                  (753)             --
Purchase of Treasury Stock                                          (419)             --
                                                                 -------         -------
Net Cash (Used in) Provided By Financing
   Activities                                                     (1,172)         15,750
                                                                 -------         -------
EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                                            336              --
                                                                 -------         -------
Net (Decrease) Increase in cash                                     (172)         13,524

CASH AND CASH EQUIVALENTS, BEGINNING                              22,271           7,769
                                                                 -------         -------
CASH AND CASH EQUIVALENTS, ENDING                                 22,099          21,293
                                                                 =======         =======

          See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.         Basis of Financial Statement Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996 may not be indicative of the results that may be expected for the year ending October 31, 1996. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 and the consolidated financial statements contained therein.


2.         Inventory.                     July 31,              October 3l,
                                            1996                   1995
                                          --------              -----------
                                               (pounds 000's omitted)

           Raw materials                   1,544                   2,471
           Work-in-progress                  937                   1,233
           Finished goods                  1,164                   1,589
                                           -----                   -----
                                           3,645                   5,293
                                           =====                   =====

           The inventory obsolescence charge of pounds 927,000 in the third quarter of 1996 is the result of determining certain inventory items to be obsolete due to market conditions.

3.         Long-Term Contract

          The Company performs certain software development services under contract for a significant customer. Revenue from the fixed-price contract is recognized on the percentage of completion method which is measured by the percentage of costs incurred to date to the estimated total costs for the contract. Service contract costs consist primarily of outside consultant and software engineering fees. Costs and earnings in excess of billings on this contract were pounds 756,000 as of July 31, 1996. Through July 31, 1996 total costs of pounds 1,841,000, revenues of pounds 2,596,000 and billings of pounds 1,840,000 have been recorded under the contract.

4.         Special Charges

           During the third quarter of 1996, the Company recorded pre-tax special charges of pounds 1.2 million primarily relating to asset write downs and accruals for certain obsolete products.

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

6.         Forward-looking Statements

           The information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.


                                                 Three Months Ended     Nine Months Ended
                                                      July 31,               July 31,
                                                 -----------------      -----------------
                                                  1996        1995       1996        1995
                                                 -----       -----      -----       -----

Net sales:
  Derived Channel Systems ....................    72.3%       66.4%      73.1%       71.8%
  Intrusion alarm and network products .......    27.7        33.6       26.9        28.2
                                                 -----       -----      -----       -----
      Total net sales ........................   100.0       100.0      100.0       100.0
Cost of sales - Normal .......................    50.4        33.0       53.4        36.0
              - Non-recurring ................    19.7         0.0        6.5         0.0
                                                 -----       -----      -----       -----
Total Cost of Sales ..........................    70.1        33.0       59.9        36.0
                                                 -----       -----      -----       -----
Gross profit .................................    29.9        67.0       40.1        64.0
Selling, general, administrative and other
              - Normal .......................    45.5        37.4       41.2        26.7
              - Non-recurring ................    24.5         0.0        8.1         0.0
                                                 -----       -----      -----       -----
Total Selling, general, & administrative .....    70.0        37.4       49.3        26.7
                                                 -----       -----      -----       -----
Operating income .............................   (40.1)       29.6       (9.2)       37.3
                                                 =====       =====      =====       =====
Net income ...................................   (35.2%)      25.6%      (6.4%)      26.5%
                                                 =====       =====      =====       =====



Results of Operations

Net sales decreased 11.1% to pounds 4.7 million for the quarter ended July 31, 1996 as compared to pounds 4.2 million for the comparable period in 1995. For the nine months ended July 31, 1996 net sales decreased 12.1% to pounds 14.2 million as compared to pounds 16.2 million for the comparable period in 1995. The principal reason for the year-on-year increase in net sales for the third quarter was an increase in STU sales in the U.K. and the shipment of network equipment in the U.S. The principal reason for the net sales decline for the nine months ended July 31, 1996 was the reduction in Derived Channel network equipment sales in the U.K. from the comparable period in 1995. While the rate of STU unit sales has recovered from an earlier slowdown, it is uncertain whether network equipment sales in the U.K. will return to their historically higher levels
 .
                                       -9-

Cost of sales increased 69.9% to pounds 2.4 million for the quarter ended July 31, 1996 and increased 30.4% to pounds 7.6 million for the nine months ended July 31, 1996 as compared to pounds 1.4 million and pounds 5.8 million, respectively, for the comparable period in 1995. The inventory obsolescence charge of pounds 0.9 million is a pre-tax charge recorded in the third quarter of 1996 as a result of determining certain inventory items to be obsolete due to market conditions related primarily to network management and, to a lesser extent, intrusion alarm products. Gross profit as a percentage of net sales decreased to 29.9% and 40.1%, respectively, for the three and nine month periods ended July 31, 1996 as compared to 67.0% and 64.0%, respectively, for the comparable periods in 1995. The decrease in the gross profit margin was primarily due to a shift in sales mix to lower margin products as network equipment (a higher margin product) sales to BT declined, inclusion of the inventory obsolescence charge, and, in addition, certain fixed costs related to manufacturing, which did not decline in conjunction with net sales, caused a further decrease in the gross profit margin.

Selling, general, administrative and other expenses increased 35.3% and 35.7%, respectively, to pounds 2.1 million and pounds 5.9 million, respectively, for the three and nine months ended July 31, 1996 as compared to pounds 1.6 million and pounds 4.3 million, respectively, for the comparable periods in 1995. The increase was principally related to a major expansion of the sales and marketing effort, product development expenses and an increase in legal and other expenses. In addition, special charges of pounds 1.2 million were recorded in the quarter ended July 31, 1996. These special charges relate principally to asset write downs and accruals for certain obsolete products.

Operating income decreased 250.2% and 121.9%, respectively, to operating losses of pounds 1.9 million and pounds 1.3 million, respectively, for the three and nine month periods ended July 31, 1996 as compared to operating income of pounds
1.3 million and pounds 6.0 million, respectively, for the comparable period in 1995. The decreases in operating income were due to the decreases in net sales and gross profit margins coupled with the increase in selling, general, administrative and other expenses, and the recognition of the inventory obsolescence and special charges in the third quarter of 1996.

For the three and nine months ended July 31, 1996 the Company reported pre-tax losses. Tax provisions and liabilities were recorded for both periods despite the pre-tax losses. The provisions were necessary because it is presently uncertain that the United States portion of the pre-tax losses will result in tax benefits. The losses may be recovered against earnings (if any) in future periods. For comparative purposes, the three and nine months ended July 31, 1995, the effective tax rates were 33.5% and 34.0%, respectively.

The decline of the Company's net sales and gross profit margins, and the increase in selling, general, administrative and other expenses and the inventory obsolescence and special charges resulted in net income decreases of 252.8% and 121.3%, respectively, to net losses of pounds 1.7 million and pounds 0.9 million, respectively, for the three and the nine month periods ended July 31, 1996, as compared to net income of pounds 1.1 million and pounds 4.3 million, respectively, for the comparable periods in 1995.

As a result of new shares issued in conjunction with an April 1995 public offering, somewhat offset by the repurchase of 140,000 shares as of July 31, 1996 (220,000 shares as of September 9, 1996) in conjunction with the Company's stock buyback program, the weighted average shares outstanding increased to 11.6 million for both the quarter and the nine months ended July 31, 1996 as compared to 11.6 million and 10.3 million shares for the comparable periods in 1995.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities was pounds 2.3 million for the nine months ended July 31, 1996 as compared to net uses of pounds 0.7 million for the comparable period in 1995. The increase from 1995 was primarily due to decreases in accounts receivable and inventories along with reduced tax obligations. This was somewhat offset by the 1996 loss net of asset write downs.

Net cash used in investing activities was unchanged at pounds 1.6 million for the nine months ended July 31, 1996 as compared to pounds 1.5 million for the comparable period in 1995. The 1996 investing activities were primarily due to increases in capitalized software as compared to acquisition costs in 1995.

Net cash used in financing activities decreased to pounds 1.2 million for the nine months ended July 31, 1996 as compared to cash provided of pounds 15.8 million for the comparable period in 1995. The principal reason for the decrease was the inclusion of proceeds from a sale of stock in 1995 period. This was partially offset by the payment of an quarterly dividends during the 1996 period and the repurchase of Company stock.

The Company has working capital balances of pounds 26.5 million and pounds 28.3 million as of July 31, 1996 and October 31, 1995, respectively.

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

On February 9, 1996 the Company announced its intention to pay a cash dividend on a quarterly basis. As of September 4, 1996 three quarterly dividends of $0.05 (five cents) per share have been declared and paid.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

           In July and August of 1995, the Company received complaints in three separate purported lawsuits. The complaints, which were consolidated into a single amended complaint, sought class action status and alleged violations arising under certain federal securities laws for alleged material misstatements and omissions in the prospectus associated with the Company's recent public offering. The complaint was filed against certain of the Company's directors and executive officers, principal shareholder and underwriters. The complaint sought rescission and/or damages against all defendants, including the awarding of costs and disbursements. The defendants filed a Motion to Dismiss and on January 24, 1996, the defendants' Motion to Dismiss was granted and the case was dismissed. On February 16, 1996 the plaintiffs appealed the Order of the U.S. District Court to the United States Court of Appeals. Although oral arguments occurred on August 8, 1996, no decision has been rendered by the Court of Appeals. The Company and the individual defendants believe the allegations are untrue and without merit and continue to vigorously defend the action.

Item 2.    Changes in Securities.

           None - not applicable.

Item 3.    Defaults Upon Senior Securities.

           None - not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None - not applicable.

Item 5.    Other Information.

           None - not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           None - not applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NUMEREX CORP.
                                            (Registrant)

Date:      September 12, 1996               By: /s/ John J. Reis
       -----------------------------           ---------------------
                                                JOHN J. REIS
                                                President and
                                                Chief Executive Officer


Date:      September 12, 1996               By: /s/ Charles L. McNew
       -----------------------------           -------------------------
                                                CHARLES L. McNEW
                                                Chief Financial Officer and
                                                Chief Accounting Officer