Form 10-K
period 1996-10-31
NUMEREX CORP /PA/
filed 1997-01-27
CIK 870753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year ended October 31, 1996

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 0-22920


                                  NUMEREX CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Pennsylvania                                       11-2948749
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

      Rose Tree Corporate Center II
       1400 North Providence Road
               Suite 5500
          Media, Pennsylvania                               19063
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (610) 892-0316

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

    Class A Common Stock, no par value                      11,202,492
----------------------------------------       ---------------------------------
             (Title of Class)                    (Number of Shares Outstanding
                                                    as of January 20, 1997)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]                  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is 26,061,490. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

----------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $4.0625, the last reported sale price for the Company's Common Stock on January 17, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.


                                PRELIMINARY NOTE

     Unless otherwise indicated or the context otherwise requires: (i) the "Company" refers to Numerex Corp. and its wholly-owned subsidiaries, (ii) all references to Common Stock in this report refer to the Company's Class A Common Stock, (iii) all information in this report has been adjusted to reflect a five-for-two stock split paid in October 1994, (iv) all references in this report to fiscal years are to the Company's fiscal year ended October 31 of each year and (v) all references in this report to "pounds sterling" or "(pounds)" are to British pounds sterling.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Table of Contents..........................................................  (i)
Exchange Rate Data.........................................................  (i)

                                     PART I

Item 1.  Business..........................................................    1
Item 2.  Properties........................................................   21
Item 3.  Legal Proceedings.................................................   22
Item 4.  Submission of Matters to a Vote of Security Holders...............   22
Item 4.1 Certain Executive and Key Employees of the Registrant ............   23

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters.............................................   23
Item 6.  Selected Financial Data...........................................   24
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   26
Item 8.  Financial Statements and Supplementary Data.......................   31
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................   31

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   31
Item 11. Executive Compensation............................................   31
Item 12. Security Ownership of Certain Beneficial Owners and Management....   31
Item 13. Certain Relationships and Related Transactions....................   31

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.....................................................   32
         List of Financial Statements......................................   32
         List of Exhibits..................................................   32
         Signatures........................................................   36
         Index to Financial Statements.....................................  F-1

                               EXCHANGE RATE DATA

     The following table sets forth certain exchange rates for British pounds sterling based on the noon buying rate in New York City for cable transfers, as certified for customs purposes by the Federal Reserve Bank of New York. Such rates are set forth as U.S. dollars per British pound sterling. On January 17, 1997, the noon buying rate was U.S. $1.6602 per (pounds)100.

                                            Fiscal Years Ended October 31,
                                      ------------------------------------------
                                          1993       1994       1995       1996
                                      ---------- ---------- ---------- ---------
Exchange rate at end of period........   1.4882     1.6350     1.5805     1.6278
Average exchange rate during period...   1.5018     1.5250     1.5884     1.5506
Highest exchange rate during period...   1.5975     1.6368     1.6355     1.6278
Lowest exchange rate during period....   1.4175     1.4615     1.5505     1.5083

     The Company currently publishes its consolidated financial statements in British pounds sterling, the functional currency of the country in which substantial majority of the Company's revenues are presently generated. All references in this Prospectus to "pounds sterling" or "(pounds)" are to British pounds sterling, unless otherwise specified.


                                       (i)

                                     PART I

Item 1.  Business.

                                   THE COMPANY

     Numerex Corporation (the "Company") designs, manufactures, and markets a proprietary technology (the Derived Channel System) which enables the transmission of data over existing telephone lines to perform alarm reporting and other monitoring functions without interfering with normal voice communications. The Company's derived channel products include network equipment traditionally sold to operating telephone companies, and related subscriber terminal units ("STUs") sold to alarm system distributors and installers for use at protected premises. In addition, the Company currently offers a family of intrusion alarm products and a line of network management products.

     The Company's primary strategic objectives are to:

     o Increase derived channel penetration in existing markets and open new markets for derived channel technology.

     o Develop and/or acquire applications which can capitalize on and make derived channel technology even more attractive to the market.

     o Enter the derived channel services market and establish a recurring revenue stream from these activities and broaden derived channel availability.

     o Acquire complimentary businesses, products and/or services which can expand the Company's base of product and service offerings.

     The Company's largest customer, British Telecommunications plc ("British Telecom"), has been successfully implementing the Company's Derived Channel System by offering British Telecom's "RedCARE" enhanced alarm reporting service to customers through its telephone network in the United Kingdom. In addition, at the end of 1994, the Company acquired the rights to market its Derived Channel System in North America, South America, parts of the Pacific Rim and Eastern Europe. Along with these rights, the Company assumed customer relationships with six of the seven Regional Bell Operating Companies and GTE Corporation in the United States, each of which has purchased and installed systems using earlier versions of the derived channel technology. In October 1996, the Company announced Bell Canada's intention to trial the Company's Derived Channel System for potential national deployment. Building upon the success of British Telecom's RedCARE system, the Bell Canada trial opportunity and sales and marketing activities in other territories, the Company believes it is well positioned to expand the subscriber base of existing Derived Channel Systems and to sell new Derived Channel Systems into various other worldwide markets.

     The Company's intrusion alarm product line consists of a broad range of control panels and detection and communications devices for commercial and residential use. The Company sells its intrusion alarm products in the United Kingdom and parts of Western Europe primarily to alarm system distributors and installers. In the second half of fiscal 1996, the Company successfully launched a wire-free line of intrusion alarm products.

     The Company's network management products are used to test and monitor the performance of data and voice communications networks. During fiscal 1996, the Company discontinued several performance measurement products to focus solely on the high-end network fault management product line. This product line is marketed to customers in North America, South America, Western Europe and the Pacific Rim. Through its network management products the Company has developed direct selling relationships with a number of major telecommunications companies throughout the world.

     The Company's history began in July 1992 when Bronzebase Limited ("Bronzebase"), a newly formed corporation acquired 90% of the outstanding stock of Versus Technology Limited ("Versus Technology UK") and certain proprietary intellectual property rights, including rights to derived channel technology and rights to market such technology in certain countries, including the United Kingdom. Bronzebase acquired the remaining Versus Technology UK stock in September 1993. In February 1994, as a result of such stock exchange, Bronzebase and its subsidiary Versus Technology UK, became subsidiaries of Numerex Corp.

     In July 1994, the Company acquired all of the outstanding stock of Digital Audio Limited ("DA Systems") in exchange for 1,625,000 shares of the Company's Common Stock. Also in July 1994, the Company purchased certain network management assets, through a newly formed subsidiary of the Company, Digilog Inc. ("Digilog"). In November 1994, the Company's subsidiary, DCX Systems, Inc. ("DCX Systems"), completed the acquisition of certain derived channel business assets, including the rights to manufacture, market and sell the Company's Derived Channel System in North America, South America and parts of the Pacific Rim and Eastern Europe. See "Item 1. Business -- Recent Developments."

     The Company is a Pennsylvania corporation with its executive offices located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 5500, Media, Pennsylvania 19063 and its telephone number is (610) 892-0316.

                                  RISK FACTORS

     All statements and information herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: competitive pressures, economic conditions, changes in consumer spending, currency exchange fluctuations, tariffs, political instability, interest rate fluctuations, trade restrictions, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document. This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Also, they include statements regarding increases in user and customer base (see Item 1. "Business"
- "The Company", "Derived Channel System" and "Intrusion Alarm Products"); statements relating to geographic expansion (see Item 1. "Business" - "The Company", "Derived Channel System" and "Intrusion Alarm Products"); statements related to growth through a variety of sales and marketing efforts, technological developments, the introduction of new and enhanced products and new product applications (see Item 1. "Business" - "The Company", "Derived Channel Systems", "Intrusion Alarm Products" and "Network Management Products"); statements regarding positive results relating to acquisitions (see Item 1. "Business" - "The Company", "Acquisition History" and "Derived Channel System"); statements regarding various aspects of competition (see Item 1. "Business" - "Derived Channel System" - "Competition", "Intrusion Alarm Products" - "Competition" and "Network Management Products" - "Competition"); statements regarding future results of operations, profitability, exchange rates and activities relating thereto (see Item 7. "Management's Discussion and Results of Operations" "General" and "Foreign Currency"); statements regarding increased interest and growth in security and alarm industries and markets and demand for the Company's product offerings (see Item 1. "Business" - "The Company", "Derived Channel Systems" and "Intrusion Alarm Products"); statements regarding sufficiency of cash flow, funding operations and availability of additional capital (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Liquidity and Capital Resources"); statements regarding the Company's ability to retain key employees (see Item 1. "Business" - "Derived Channel Systems" - "Sales and Marketing"); statements concerning the nature of applicable regulatory restrictions and limitations (see
Item 1. "Business" - "General" - "Regulation"); and statements relating to the availability of supplies used in the Company's business (see Item 2. "Properties.") Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Any investment in the Company's securities involves a high degree of risk.

     The following factors, in addition to the other information contained in this report should be considered carefully in evaluating an investment in the Company.

     Limited Operating History; Acquisition History. The Company commenced operations in July 1992 with the acquisition of Versus Technology UK, which conducts the Company's Derived Channel System business in the United Kingdom. The Company acquired both its intrusion alarm products and its network management products businesses in July 1994. In November 1994, the Company acquired the rights to market its Derived Channel System in North America and several other worldwide markets. Due to the Company's limited operating history, there can be no assurance as to the level of gross profit margin or operating results which the Company will achieve, nor can there be any assurance that the Company's operations will be profitable in the future.

     Dependence Upon British Telecom. Direct sales to the Company's major customer, British Telecom, accounted for approximately 31.6% and 37.6% of the Company's sales for the fiscal years ended October 31, 1996 and 1995, respectively. Such sales, in fiscal 1995 and 1996 consisted of network equipment deployed by British Telecom in connection with its RedCARE alarm reporting service and revenues pursuant to a software contract between the Company and British Telecom. The Company's agreement to supply certain network equipment to British Telecom relating to its RedCARE service will expire on January 31, 1997. Under such agreement, British Telecom is not required to purchase any minimum amount of equipment. Although no assurances can be given, the Company believes that a new agreement will be entered into prior to the end of the term of the present agreement. In addition to direct sales to British Telecom, a substantial majority of the Company's remaining Derived Channel System sales consists of STUs sold to alarm system distributors and installers for resale to British Telecom's RedCARE subscribers. The Company is dependent upon the marketing efforts of British Telecom to generate demand for the enhanced alarm reporting service, which in turn results in sales of the Company's network equipment to British Telecom and customer premises equipment
(STUs) to alarm system distributors and installers. There can be no assurance that British Telecom will take any further steps to increase the market penetration of its RedCARE service by attracting additional subscribers or by offering its RedCARE service in new regions of the United Kingdom or that any market development or geographic expansion efforts undertaken by British Telecom will be successful. In the event that British Telecom fails to attract additional RedCARE subscribers or does not otherwise expand its RedCARE service in the United Kingdom, the Company's sales of Derived Channel System products would be expected to decrease over time. Also, as market penetration approaches more complete coverage, the Company believes sales will grow at a lower rate. A reduction of sales to British Telecom, a reduction by British Telecom in its marketing efforts for its RedCARE service, a failure by British Telecom to offer its RedCARE service in new regions, or an impairment of British Telecom's ability to add new subscribers for its RedCARE service, would have a material adverse effect on the Company. See "Item 1. Business -- Sales and Marketing -- United Kingdom Security Market for the Derived Channel System."

     Risks of the Company's Geographic Expansion Program. To date, a substantial majority of the Company's revenues has been generated from product sales within the United Kingdom. The Company has undertaken efforts to increase its market penetration in North America, South America and the Pacific Rim and to expand into other parts of Western Europe. Each country typically has its own technical certification and network standards, local distribution channels, and local competitive dynamics. Additionally, technical infrastructure differences in each country will likely increase the cost associated with expansion efforts. In order for the Company's expansion efforts to be successful, the Company's products will need to be selected for use in the new geographic markets by telephone companies and alarm system distributors and installers. There can be no assurance that the Company's products will be selected for deployment in these markets or that the Company will be able to successfully expand into new geographic markets. Unless, and until, the Company is able to generate new sales from these efforts, the start-up costs and other expenses arising from the Company's expansion activities may adversely affect the Company's future results of operations.

     Risks Associated with the Availability, Funding, Timing, Terms and Effects of Possible Acquisitions. One of the elements of the Company's strategy is to consider the acquisition of complementary businesses and or product lines. There can be no assurance that appropriate acquisition opportunities will be identified or available; that the Company will have, or be able to obtain, sufficient resources to fund any such acquisition; that financing for any such acquisition will be available to the Company on acceptable terms, if at all; that any such acquisition will be consummated, or, if consummated, the timing thereof; or that any such acquisition will be beneficial to the Company. In the event that the Company obtains financing for any such acquisition, the Company may become subject to restrictive loan covenants or other unfavorable terms. In addition, the diversion of senior management's time and attention associated with any future acquisitions could have an adverse effect on the Company's operations. Further, once acquired these acquired businesses must be integrated by the Company. Such integration will place further demands on management and may require the Company to increase staffing at the management level. There can be no assurance that these acquisitions can be successfully integrated or that additional management personnel will be available to the Company.

     Reliance on Key Personnel. The Company's future performance depends in large part upon the services of certain executive officers and other key personnel. The Company has entered into employment agreements with some, but not all, of such persons. The loss of the services of one or more of these individuals could have an adverse effect upon the Company. The Company's future performance will also depend upon its ability to attract and retain other highly qualified management, engineering, marketing, finance and sales personnel. There can be no assurance that the Company will be able to continue to attract and retain such persons. See "Item 4.1 -- Certain Executive Officers of the Registrant" and "Proposal One -- Election of Directors" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

     Potential Adverse Effect of Competition in Products and Technologies. The Company's operations are characterized by significant competition with other companies offering alternative products and/or technologies. In certain cases, competing products and technologies may offer price or performance characteristics rendering them more attractive to potential customers than the Company's products. Many of the Company's competitors have greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that customers will not elect to use alternatives to the Company's products or that the Company's competitors will not develop new products, product features or pricing policies which are more attractive to customers than those offered by the Company. The Company's financial results may be negatively impacted as a result of increased competition. See "Item 1. Business."

     Failure to Effect Technological Changes. Technology is subject to rapid change, and the introduction of new products and technologies in the Company's markets could adversely affect the Company's business. Also, technical infrastructure differences within each market will increase the cost of deployment. The Company's success will be dependent upon its ability to enhance existing products and introduce new products on a timely basis. The Company is in the process of upgrading existing systems using derived channel technology in North America to the latest technology platform used in the United Kingdom and expects to implement additional enhancements to the Derived Channel System. Full compatibility may be constrained by regulations covering the telephony services offered in the United States. If the Company is unable to upgrade its Derived Channel System or to design, develop, manufacture and introduce additional enhancements to existing products and competitive new products on a timely basis, its business could be adversely affected.

     Foreign Exchange Translation and Liquidity Risk. A substantial majority of the Company's operations currently is conducted in the United Kingdom. Most of the Company's transactions are denominated in pounds sterling and do not involve routine exchange into other currencies. However, a portion of the Company's production costs are denominated in United States dollars even though the bulk of its revenues currently are denominated in pounds sterling. As a result, the Company is exposed to fluctuations in exchange rates in the event these transactions are not properly hedged. Although the Company does not have an on-going currency hedging program, it occasionally hedges its operations selectively against fluctuations in foreign currency as needed, using forward U.S. dollar contracts. The Company anticipates that it may utilize additional forward U.S. dollar contracts as needed to hedge against fluctuations in the exchange rate between the U.S. dollar and the British pound sterling. The exchange rate between United States dollars and the British pound sterling has varied significantly over the last several years and may continue to vary significantly in the future. In addition, any appreciation in the value of the dollar relative to the pound sterling (i.e., a decrease in the number of dollars into which pounds sterling may be exchanged) will have the effect of reducing the Company's reported earnings in dollars when compared to pounds sterling, the result of which could have an adverse effect on the market price for the Company's Common Stock. As the Company enters new geographic markets outside the United States, the Company will be subject to additional foreign exchange translation and liquidity risks.

     Product and Other Liability Risks. The Company's products involve the risk of liability to the telephone company employing a Derived Channel System, in the event the Company's products damage the telephone company's network or equipment, and to the end-user of the Company's alarm reporting and intrusion detection equipment, in the event the Company's products malfunction and fail to report an intrusion. In the event of a product liability claim, other manufacturers, distributors and installers of the Company's products may bear some or all of the liability. Although the Company maintains product liability insurance, there can be no assurance that if the Company were to incur substantial liability for product claims, its insurance would provide adequate coverage against such liability. Accordingly, the Company's results of operations could be materially adversely affected in the event of any product liability judgment or settlement in excess of available insurance coverage.

     Possible Lack of Patent Protection. The Company holds patents covering primary derived channel technology used by the Company in systems installed in the United Kingdom, the United States and various foreign countries. The United Kingdom patent expires in October 2002 and the United States patent expires in December 2001. There can be no assurance that any additional patents will be issued to the Company in any or all appropriate jurisdictions, that litigation will not be commenced seeking to challenge such patent protection or that any such challenges will not be successful, that processes or products of the Company do not or will not infringe upon the patents held by third parties or that the scope of the patents issued to the Company will successfully prevent third parties from developing similar or competitive products or technologies. See "Item 1. Business -- Intellectual Property."

     Reliance on Limited Manufacturing Facilities and Sources of Supply. A fire or other disaster at the Company's manufacturing facilities or those of its subcontractors would cause major disruptions to the Company's operations due to the short lead-times demanded by certain of the Company's customers. A substantial disruption at the Company's manufacturing facilities or those of its subcontractors could have a material adverse effect on the Company's business. In addition, certain of the components used in the Company's products are obtained from sole source suppliers. In the event that the Company could not obtain any of these components on a timely basis or at all, the Company's business could be adversely affected. See "Item 2. Properties."

     Failure to Comply with Standards and Certification Requirements. The Company's products are subject to a variety of standards and certification requirements applicable to products connected to the public telephone network in the countries in which it conducts business. In the event that the Company's current or future products did not comply with any such standards or in the event that all required certifications were not received and maintained, the sale of such products would be delayed and the Company's operating results could be adversely affected. See "Item 1. Business -- Regulation."

     Relationship with Dominion and Gwynedd; Conflicts of Interest. The Company has entered into various transactions and arrangements with Dominion Group Limited, a Member Company of Dominion Holdings or a related corporation which previously carried on certain activities of such entity (collectively, "Dominion"). Dominion is an investment and merchant banking firm which has provided financial advisory and investment banking services to the Company. Gwynedd Resources, Ltd. ("Gwynedd"), at October 31, 1996, owned approximately 29.6% of the outstanding Common Stock of the Company. The shareholders of Dominion are also the shareholders of Gwynedd. Richard L. Mooers, who was a director of the Company and Gwynedd's designee to the Board, until May 1996, was also a director and officer of each of Gwynedd and Dominion. Mr. Mooers was replaced by

Andrew J. Ryan, who is presently serving as Gwynedd's designee. During the fiscal years ended October 31, 1995 and 1996, the Company paid Dominion fees of $469,942 and expense reimbursements of $54,730 and $240,000 and expense reimbursement of $88,038, respectively, for services performed by Dominion. The Company was party to an agreement with Dominion, which terminated on December 31, 1996, under which Dominion provided financial advisory and other services through December 31, 1996, including identifying acquisition opportunities in the security and telecommunications areas. Under this agreement, the Company paid to Dominion a fee of $20,000 per month, plus certain expense reimbursements and was required to pay to Dominion a negotiated finder's fee, comparable to that which the Company would pay to an unaffiliated party, for any transaction resulting from an investment opportunity identified by Dominion, although none was paid. The Company was indebted to Dominion in the amount of $136,000, which amount bore interest at 9.5% per year and was payable in monthly installments through December 1995. This loan was repaid in January 1995. The Company had sub-leased its principal executive offices from Dominion. In addition, during fiscal 1995 DA manufactured products for a company in which Dominion owns a controlling interest. Sales by DA to that entity for fiscal 1995 were $368,500. In October 1996 Numerex invested $375,000 in return for an initial 10% equity interest in CellTel. These funds were used by CellTel to repay the account receivable relating to the 1995 product sales. In 1999 Numerex has the right to put its initial equity interest to Dominion and Dominion can call this interest for $500,000. In addition, in 1999, if the above-referenced call is not exercised by Numerex, it may acquire an additional 10% interest in CellTel for $1.00. There can be no assurance that conflicts of interest will not arise in connection with present and future transactions and arrangements between the Company, Dominion and Gwynedd that may have a material adverse effect on the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management', "Proposal One -- Election of Directors" and "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

     Concentration of Share Ownership. At October 31, 1996 Gwynedd owned approximately 29.6% of the outstanding Common Stock of the Company. Accordingly, Gwynedd at October 31, 1996 had the ability to substantially influence the outcome of the election of directors of the Company as well as other proposals requiring shareholder approval by a simple majority. Such influence by Gwynedd may be considered to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider in its best interest. In addition, the Company has entered into an agreement which gives Gwynedd the right to designate one director on the Board of Directors (two directors if the Board consists of more than seven directors) as long as Gwynedd owns at least ten percent of the outstanding Common Stock. In addition to Gwynedd's ownership of Common Stock, Kenneth F. Manser, a director and executive officer of the Company, at October 31, 1996, owned approximately 11.8% of the outstanding Common Stock . See "Item 12. Security Ownership of Certain Beneficial Owners and Management," "Proposal One -- Election of Directors" and "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

     "Anti-Takeover" and "Anti-Greenmail" Provisions. The Company's Articles of Incorporation and Bylaws, as well as the laws of the Company's state of incorporation, contain provisions which may have the effect of deterring takeovers and making it more difficult to gain control of the Company, including provisions restricting the right of any person or entity, other than current ten percent shareholders, to hold or vote more than ten percent of the Company's outstanding voting securities without the approval of the Board of Directors. In addition provisions on certain employment and severance agreements as well as certain provisions under the Company Employee Stock Option Plan and Non-Employee Director Option Plan may be deemed to have an "anti-takeover" effect. See

"Executive Compensation - Employment and Related Agreements" and "Stock Option Plans" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

     Potential Adverse Effect on Market Price Due to Shares Eligible for Sale. At October 31, 1996, the Company had a total of 11,202,492 shares of Common Stock outstanding which were freely tradeable without restriction or registration under the Securities Act by persons other than "affiliates" of the Company as defined under the Securities Act. Approximately 5,724,992 and 1,635,000 shares, which were deemed "restricted shares" as that term is defined by Rule 144 promulgated under the Securities Act became eligible for sale under Rule 144 beginning in February 1996 and July 1996, respectively, subject, in certain cases, to the volume and other limitations set forth in Rule 144. The Company has granted Gwynedd the right to one demand and an unlimited number of "piggyback" registrations with respect to 1,228,905 restricted shares of Common Stock held by Gwynedd which became eligible for sale under Rule 144 beginning in July 1996. The Company at October 31, 1996 had outstanding options to purchase 355,700 shares of Common Stock, of which 103,700 are currently exercisable. Sales of substantial amounts of Common Stock could adversely affect the prevailing market price of the Common Stock.

                             DERIVED CHANNEL SYSTEM

Industry Background

     As a result of technological advances in the telecommunications industry, telephone companies are able to broaden their product portfolios by offering enhanced services to telephone customers. Many of these new services, such as call waiting, call forwarding, voice mail and security monitoring services, are being offered by telephone companies to customers on a fee basis across substantial portions of their user base, creating opportunities for incremental sources of recurring revenue. The Company believes that of particular interest to telephone companies and their customers are those add-on services which can be offered using existing equipment on an overlay basis without requiring additional telephone line construction. In addition, the Company believes that telephone companies are attracted to technologies, such as the Company's Derived Channel System, that offer a cost-effective solution for applications that typically require dedicated telephone lines, thereby providing a more productive use of the existing telephone network.

     At the same time, the Company believes crime rates are rising in various parts of the world and that this has increased the demand for improved security systems. Additionally, in recent years, more sophisticated methods have been used to defeat security systems that use a telephone line to signal an alarm. Intruders are increasingly cutting telephone lines and disabling other portions of the security system. Under these circumstances, many security systems are not able to function, thereby providing the intruder undetected access to the premises. In an effort to better manage underwriting risk, insurance companies, especially in the United Kingdom, have begun requiring commercial and high-end residential users to incorporate security systems meeting certain specifications, such as a line interrupt detection capability, as a condition to providing insurance. Consequently, more sophisticated alarm signaling systems are being utilized, including wireless communication devices, dedicated lines and the Company's Derived Channel System.

Technology

     The Company's patented technology creates a "derived channel" on an existing telephone line by using an inaudible frequency below the voice communication spectrum (below 50 Hz) for data transmission. The derived channel technology uses this inaudible or low tone frequency to transmit monitoring information between a microprocessor at the user's protected premises and a microprocessor located at the telephone company's central office. The Derived Channel System operates over a regular voice telephone line whether or not the telephone is in use and does not interfere with a voice telephone call. In addition, the low tone signal can be encrypted for additional security. The Derived Channel System is a two-way communication system that continuously monitors the integrity of a user's telephone line and security system. The Company has recently completed development of an In Band signaling capability which utilizes a bi-directional modulated signal in the 200-300 Hz band thus enabling the Company's family of derived channel products to become compatible with the new digital transmission equipment (i.e. fiber optics) presently being installed on various communication networks.

     The Company believes that its Derived Channel System differs from most other technologies in three important aspects: (1) the Derived Channel System operates over existing telephone lines, thereby sparing the telephone company the cost of additional line installation and system overhead and eliminating the need for costly dedicated line service to the telephone customer; (2) the Derived Channel System communicates by means of a continuous and inaudible signal, which can be encrypted, and is transmitted whether or not the telephone is in use; and (3) telephone line integrity and security system operation are automatically monitored at frequent intervals through polling generated by the network equipment located at the telephone company's central office and continuous signaling originating at the protected premises, thereby providing continuous protection and prompt reporting of line disruptions, telephone system outages or alarm conditions.

    The Company believes that the Derived Channel System represents marked improvement over the most common monitored alarm signaling system, which is an automatic dialer (also known as a digital communicator). After an intrusion is detected, an automatic dialer attempts to seize the subscriber's telephone line and dial the telephone number of the alarm monitoring company to report the intrusion. Generally, in the event the telephone line is in use or has been cut, a standard automatic dialer will be unable to report an intrusion. Unlike the standard automatic dialer, the Derived Channel System works whether or not the telephone line is in use, continuously monitoring line integrity and automatically reporting any line disruption or failure to the alarm monitoring company.

     The Company believes that in addition to alarm monitoring services, the Derived Channel System can be used for other applications in which a remote site needs to be monitored or signaled via an existing telephone line. These applications may include fire alarming; line integrity monitoring (e.g., critical phone lines to a nuclear power plant); energy management; critical event monitoring (e.g., changes in environmental conditions such as refrigeration temperatures); and automatic utility meter reading. The Company intends to adapt its derived channel technology to emerging communications networks if market conditions warrant. For example, the Company has demonstrated through alpha testing that its derived channel technology can be adapted to Integrated Systems Digital Networks ("ISDN"), GSM (cellular) networks, as well as cable distribution networks used by cable television companies. See "Item 1. Business -- Research and Development."

Products

     The Company's Derived Channel System permits a telephone company to implement a secure alarm reporting service using existing telephone lines. The Derived Channel System links the protected premises, message switch software residing on a minicomputer in a telephone company's central office and the customer's alarm monitoring company over standard telephone lines. The Derived Channel System consists of (1) the message switch -- two minicomputers (one of which is redundant) located at the telephone company which use the Company's switching software to receive messages from the scanner and transmit them to an alarm monitoring company; (2) the scanner -- a pair of microprocessors situated in the telephone company's central office which monitor multiple subscriber terminal units and transmit alarm conditions to the message switch; and (3) the subscriber terminal unit or STU -- a microcomputer located at the protected premises that connects the alarm panel to the scanner through the end user's telephone line and continuously communicates with the scanner to indicate that the telephone line and the STU are working.

     The following illustrates the Derived Channel System as used in intrusion alarm and other applications:

                    [DIAGRAM SHOWING DERIVED CHANNEL SYSTEM]

                               [GRAPHIC OMITTED]

     Message Switch. The message switch consists of two minicomputers located at the telephone company which use the Company's switching software to transmit information to the appropriate alarm monitoring company following receipt of an alarm signal from a scanner. The use of two minicomputers, which are often housed separately, provides redundancy since either minicomputer is capable of maintaining system performance in the event the other minicomputer fails. The Company typically sells or licenses the switching software while the minicomputers used in the message switch are independently manufactured and are either purchased by the telephone company directly from the manufacturer or purchased by the Company for resale to the telephone company.

    Alpha Platform. The Company, through equipment upgrades and software enhancements, recently increased the capacity of its message switch approximately fivefold to enable it to accommodate approximately 190,000 STUs. The original software utilized by the Derived Channel System has been rewritten to operate on a new generation computer platform and is operational at several sites in the United Kingdom. The Company believes this platform, with certain modifications, will be transportable to other markets, including the United States. The Company has also enhanced the features and functions offered by the message switch software. The Company also intends to incorporate networking capabilities in its message switches so that message switches at different locations can be interconnected, thereby permitting the telephone company or service provider to expand an alarm reporting service into new regions without installing new message switches.

     Scanner. The scanner is comprised of a pair of microprocessors and associated circuits that interrogate or poll each STU using the user's regular telephone line. The scanner also relays information from the STU to the message switch. Multiple scanners typically are installed in racks at the telephone company's central office and each scanner can communicate with up to 1,024 STUs. The scanner's polling frequency, which is set by the telephone company, can be as often as several times a minute; however, a scanner is typically set to poll each STU once every three minutes. Following its poll, the scanner awaits the STU's response indicating that the security system is functioning or that there is an alarm condition. If it receives a response indicating an alarm condition or receives no response, the scanner quickly polls the STU for confirmation. If an alarm condition exists, the scanner transmits appropriate information to the message switch for routing to the appropriate alarm monitoring company. The scanner is sold to telephone companies for installation in secure locations within the telephone company's central office.

    STU. The STU is a single printed circuit board microcomputer containing a microprocessor, signal recognition circuits and terminals for multiple alarm inputs. Typically, the STU is connected to an alarm panel located in the protected premises which, in turn, is connected to various intrusion or other detection devices. The STU sends a continuous and inaudible signal, which may be encrypted, to the scanner by means of the user's existing telephone line. In addition, the scanner periodically polls the STU to confirm that the system is functioning. The Company sells STUs to alarm system distributors and installers for resale to owners of the protected premises.

     The Company's Derived Channel System operates continuously without regard to whether the telephone is in use. In the event the telephone line is not in service or the STU malfunctions, the scanner transmits a message via the message switch to the alarm monitoring company to indicate that an out-of-service condition exists, allowing the alarm monitoring company to take appropriate action.

Sales and Marketing

     In marketing its Derived Channel System, the Company typically sells network equipment (consisting of message switches and scanners) to a telephone company for installation on its telephone network. Historically, the Company has concentrated its marketing efforts on major telephone companies in the United Kingdom and, more recently, in the United States, Australia, Canada, South America and Western Europe. To date, ten telephone companies have installed systems using derived channel technology, including British Telecom, six of the seven Regional Bell Operating Companies in the United States, and Telecom Australia. See "Item 1. Business -- Recent Developments."

     Once a system has been installed, the Company directly markets customer premises equipment (STUs) primarily to alarm system distributors and installers for resale to end-users. Historically, the Company has depended upon telephone companies and alarm system distributors and installers to market the Derived Channel System alarm reporting service. In the future, the Company intends to expand its level of marketing support provided to telephone companies and alarm system distributors and installers.

     Set forth below is a summary of telephone companies with systems using derived channel technology and the Company's estimate of the installed STU base worldwide:

                      Derived Channel Technology Worldwide
--------------------------------------------------------------------------------
              Telephone Company                     Estimated Installed STU Base
-------------------------------------------------   ----------------------------
Ameritech Corporation   Manitoba Telephone System   Australia            25,000
Bell Atlantic Corp.     NYNEX Corporation           North America        55,000
BellSouth Corporation   Pacific Telesis Group       United Kingdom      222,000
British Telecom         Telecom Australia
GTE Corporation         US West Inc.

     The United Kingdom Security Market for the Derived Channel System

     The Company's largest customer, British Telecom, has been successful in implementing the Company's Derived Channel System by offering RedCARE, an enhanced alarm reporting service, through its telephone network in the United Kingdom. The Company believes that the RedCARE system is available in approximately 90% of British Telecom's telephone exchanges, including London, Manchester and Birmingham, England, and that British Telecom plans to extend the availability of the service to other areas of the United Kingdom. As market penetration approaches more complete coverage, the Company believes sales will grow at a slower rate. There are approximately 220,000 RedCARE subscribers, most of which are commercial subscribers.

     While the Company believes that its Derived Channel System has been used primarily in the commercial sector, management believes that growth potential exists in both the commercial and residential sectors. The Company believes that there are approximately 625,000 alarm systems with communication capabilities (of which approximately 35% are presently RedCARE customers) of a total 2.7 million alarm systems installed in the United Kingdom. The Company believes that additional United Kingdom growth opportunities are available in the fire alarm reporting, telemetry and energy management markets.

     The Company and its predecessors have had a business relationship with British Telecom since 1984. British Telecom purchases message switches and scanners from the Company for use in its RedCARE alarm reporting service. The Company is party to an agreement with British Telecom that establishes terms of purchase for Derived Channel System network equipment from the Company. Under the agreement, British Telecom is required to provide rolling forecasts of the quantity of network equipment likely to be ordered during specific periods, but is not required to order any minimum amount of such equipment. This agreement expires on January 31, 1997. Although no assurances can be given, the Company believes that a new agreement will be entered into prior to the end of the term of the present agreement. The Company is also party to a software contract (the "Software Contract") with British Telecom whereby the Company is obligated to provide software ("Developed Software") and related services, including maintenance and support, to British Telecom in connection with RedCARE by various dates ranging between March 1995 through October 1996 and in return therefor will receive licensing and software development fees totaling (pounds)3,360,000. During fiscal 1996 the Company recognized (pounds)1,934,000 in license fees hereunder. Under the agreement British Telecom is granted an exclusive, non-transferable and irrevocable license in the United Kingdom relating to the Developed Software. This license becomes non-exclusive in the United Kingdom five years after British Telecom's acceptance of the Developed Software. Certain warranties and indemnities are also provided by the Company.

     Direct sales to British Telecom for the fiscal years ended October 31, 1996 and 1995, were approximately (pounds)5.8 million and (pounds)7.9 million, respectively. Direct sales to British Telecom accounted for approximately 31.6% and 37.6% of the Company's net sales for the fiscal years ended October 31, 1996 and 1995, respectively. The Company and British Telecom maintain a continuous dialogue concerning the development of enhancements to the Derived Channel System used in connection with the RedCARE system.

     British Telecom is the primary marketer of RedCARE service to its customers. In addition, several major insurance companies in the United Kingdom have required as a condition to policy renewal the use of an alarm reporting service, such as the RedCARE system, that can detect telephone line disruption. As a result, the Company does not direct an extensive marketing effort to end-users and primarily markets STUs to alarm system distributors and installers. Accordingly, the Company is dependent upon the direct sales efforts of British Telecom to attract RedCARE subscribers and resulting sales of network equipment and STUs. Approximately 54.8% of Derived Channel System sales over the last three fiscal years represented sales to British Telecom. STU sales to alarm system distributors and installers for use with the RedCARE system and all sales in the United States by DCX Systems accounted for substantially all of the balance.

     The United States and other Security Markets for the Derived Channel System

     In conjunction with the Company's acquisition of assets and territorial rights to manufacture, market and sell its Derived Channel System in North America, South America, parts of the Pacific Rim and Eastern Europe, the Company assumed customer relationships with telephone companies in the United States that have deployed systems using earlier versions of derived channel technology. These companies include Ameritech Corporation, Bell Atlantic Corp., BellSouth Corporation, GTE Corporation, NYNEX Corporation, Pacific Telesis Group and US West, Inc. These systems have an installed base of approximately 50,000 STUs.

     Although the Company's Derived Channel System used in the United Kingdom and the systems using derived channel technology deployed in North America are based upon the same fundamental technology, the systems are not fully compatible. As a result of a technical evaluation of systems using derived channel technology in the United States, the Company is in the process of upgrading this technology to the latest generation of its Derived Channel System deployed in the United Kingdom and expects to implement additional modifications and enhancements to its Derived Channel System, some of which may require meeting local technical certification requirements. Full compatibility may be constrained by regulations covering the telephony services offered in the United States as well as technical infrastructure differences within this marketplace. The Company believes these efforts will increase the demand for network equipment and STUs in the United States.

     The Company believes the United States market represents a significant growth opportunity for sales of Derived Channel Systems for use in alarm reporting services. According to an industry source, approximately 24 million alarm systems have been installed in the United States through 1996 of which 55% are in residential premises and 45% are in commercial and other premises. Of the alarm systems that have been installed, approximately 53% are monitored systems. The Company believes that the United States residential customer is increasingly turning to a monitored security system.

     The Company's immediate derived channel market expansion strategy is two dimensional. First, it is using the Company's success with British Telecom in the United Kingdom as a model for increasing market penetration in the United States and other markets; and second, it is seeking to expand the derived channel market in the United States in cooperation with the operating telephone companies.

     In implementing the first part of this strategy, the Company is in the process of upgrading existing systems using derived channel technology to the latest technology platform utilized in the United Kingdom, and plans to continue to introduce new derived channel products. For example, the Company has introduced a Fire STU (an industry standard fire alarm signaling system) and is working on the development of a GSM (cellular) STU and a Serial (packet data transmitter) STU.

     Secondly, the Company plans to develop new and expand existing relationships with Regional Bell Operating Companies and other international telephone companies for the purpose of expanding the use of the Derived Channel System. Efforts during fiscal 1996 produced the Bell Canada trial of the Company's Derived Channel System, and initiatives in South America and Western Europe are being well received. The Company intends to continue to expand its sales activities geographically to market its Derived Channel System to telephone companies worldwide, and to alarm systems installers and distributors, and may establish regional sales offices to support its expansion efforts.

     In implementing this aspect of the derived channel market expansion strategy, the Company plans to continue to develop relationships with Regional Bell Operating Companies in the United States. which will enable it to directly provide derived channel services to the marketplace. Under this scenario, it is contemplated that an operating telephone company would provide the physical connection to the subscriber's telephone line and the remainder of the service would be provided by the Company. Management believes that entrance into the services side of the business will position the Company to participate in future growth opportunities associated with the recurring revenue stream aspects of the services business and enable the Company to better predict revenue performance associated therewith.

Strategy

     Increase derived channel penetration in existing markets and open new markets for the technology. The Company's objective is to expand its existing Derived Channel System business, particularly in the United Kingdom, and to open new markets for this technology. At British Telecom's request, the Company has significantly expanded the capacity of its Derived Channel System network equipment, and is supporting British Telecom's efforts to increase the number of subscribers to its RedCARE service. In October 1996, the Company announced Bell Canada's intention to trial the Company's Derived Channel System for potential national deployment. In addition, the Company is in the process of strengthening its Telecom Australia relationship and is actively exploring deployment opportunities in South America and in major Western European countries.

     In order to implement its Derived Channel System in countries outside the United Kingdom, the Company does not expect to rely on insurance companies to mandate the use of specific alarm reporting systems. As a result, the Company believes it will be necessary to direct greater marketing efforts to telephone companies and alarm system distributors and installers in these markets.

     Develop and/or acquire applications which can capitalize on and make derived channel technology even more attractive to the marketplace. The Company seeks to exploit new market opportunities by broadening the monitoring and/or reporting activities available through its derived channel technology. The Company believes attractive market opportunities exist for other applications which can take advantage of the Derived Channel Systems's ability to perform monitoring and/or reporting functions on an overlay basis using existing telephone lines without interfering with voice communications. Some examples of these applications are fire alarm reporting, automatic utility meter reading, and energy management systems.

     Enter the derived channel services market to establish a recurring revenue stream and to broaden derived channel availability. The Company plans to develop relationships with Regional Bell Operating Companies in the United States. which will enable it to directly provide derived channel services to the marketplace. Under the arrangements contemplated by this component of the strategy, the operating telephone company would provide the physical connection to the subscriber's telephone line and the remainder of the service would be provided by the Company.

     Acquire complimentary businesses, products and/or services which can expand the Company's base of offerings. A significant element of the Company's growth strategy includes acquisition activity designed to enhance the Company's product and service offerings and to strengthen the Company's position in the data transport market.

Competition

     Because of its proprietary technology, management believes that the Company and its two licensees are the only providers of derived channel system products. The Company's principal competition in the commercial security market consists of alternative methods of monitoring line integrity such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company's Derived Channel System. Additionally, various wireless communication systems, including long-range radio, digital packet radio and various cellular systems, are alternatives to the Company's Derived Channel System. Management believes that these alternatives are more expensive yet less reliable than the Company's Derived Channel System because they do not continuously monitor security system integrity and they can be compromised through jamming and other techniques without alerting an alarm monitoring company. While the automatic dialer typically used in an alarm system is less expensive than the Company's STU, it lacks the ability to communicate when the telephone line is cut or becomes inoperable, it can not communicate the existence of a line problem to an alarm monitoring center, and it can not be polled to determine the status of the alarm system. In those security applications where communication integrity and constant monitoring are important, the Company believes that its Derived Channel System competes effectively in terms of price and performance.

Research and Development

     The Company historically has contracted with third parties to conduct, under the Company's supervision, research and development projects related to the Derived Channel System. The Company anticipates that an increase in future research and development expenditures will be necessary to remain competitive in the rapidly changing telecommunications industry and that more development work will be done in-house. The Company's principal development programs include the following:

     In Band Signaling. The Company has recently completed development of an In Band signalling capability which utilizes a bi-directional modulated signal in the 200-300 Hz band, thus enabling the Company's family of derived channel products to become compatible with the new digital transmission equipment (i.e. fiber optics) presently being installed in various communication networks.

     Emerging Communication Platforms. The Derived Channel System is designed to accommodate mixed telephone network environments and cable distribution networks. For example, the Company is currently developing enhancements to the Derived Channel System that will be compatible with ISDN and certain cellular networks.

                            INTRUSION ALARM PRODUCTS

     The Company acquired DA Systems in July 1994. DA Systems offers a broad range of intrusion alarm products, including control panels, detection and communication devices, primarily in the United Kingdom.

Industry Background

     The Company believes that generally rising crime rates and interest generated by law enforcement agencies seeking to deter crime will have the effect of increasing the demand for security systems. Additionally, the demand for security systems products is being influenced by insurance companies, which often offer incentives to those insured that have security systems installed at their premises. The Company's market for security systems in the United Kingdom primarily consists of commercial and high-end residential users, who require a more reliable and comprehensive system, and low-end residential users, who require a less expensive system that is easy to install and use.

Products

     The Company offers a broad range of intrusion alarm products for commercial and residential use, including a full line of control panels and detection and communication products. The Company's intrusion alarm products are marketed to distributors and installers principally in the United Kingdom. The Abacus family of products, the Company's principal intrusion alarm product group, is compatible with most United Kingdom security systems, including the Company's Derived Channel System.

     Control Panels. A control panel is a keypad operated device located at the protected premises which maintains contact with the detectors and signals an alarm condition when indicated by a detector. Because the Abacus family of control panels is designed with common features throughout the product line, once an installer becomes familiar with a particular control panel installation, he can follow the same procedure for the entire Abacus product family. This universal installation procedure makes the Abacus family an attractive choice. The control panel family of products includes the Abacus 6 (a 6-zone control panel); Abacus 8; Abacus 15; and the Abacus 64. The Pulsar family of control panels is designed to appeal to the price sensitive segments of the residential market which require fewer features.

     Detection Products. The Company's Abacus line of detectors includes a broad range of passive infra-red devices, which detect the infra-red heat emitted by the human body, and other detection products including active infra-red devices which consist of an infra-red beam transmitter and a separate detector which senses when the beam is broken. The product family includes: the Comet, a line of passive infra-red detectors; low-cost active infra-red beam devices which are designed for interior use; and vibration detectors.

     Communication Products. These devices signal an alarm monitoring company upon receipt of an alarm condition from the control panel. The Company's Abacus line of communication products historically has consisted primarily of automatic dialers. The Company's STU product line includes its Blu STU which is used on the British Telecom RedCARE network in conjunction with the Company's Derived Channel System. The Blu STU is fully compatible with the Company's Abacus family of intrusion alarm products.

Sales and Marketing

     The Company's intrusion alarm products are marketed in the United Kingdom and parts of Western Europe to alarm system distributors and installers who are the primary decision makers regarding security product selection. The Company employs a direct sales force to maintain and enhance relationships with alarm system distributors and installers. Intrusion alarm products are sold on a component basis or as complete security systems consisting of an alarm panel and detection and communication devices and are typically configured and installed at the protected premises by alarm system installers. Sales of intrusion alarm products accounted for 22% and 21% of the Company's total net sales for the fiscal years ended October 31, 1996 and 1995, respectively. For the fiscal year ended October 31, 1996, the Company's top four intrusion alarm customers accounted for over 44% of intrusion alarm product sales.

     The Company plans to continue to focus on customer service to alarm system distributors and installers to engender continuing customer loyalty. Also, the Company plans to work more closely with insurance industry representatives, law enforcement agencies and alarm system installers to ensure that its product designs offer solutions that address current market needs.

     In order to enhance its competitiveness in the marketplace, the Company has broadened its intrusion alarm product family by developing and introducing various wireless products and other product enhancements.

Competition

     The intrusion alarm products manufacturing industry is characterized by a high level of competition both within the United Kingdom and worldwide. Many of the Company's competitors have substantially greater resources than the Company. The Company believes that competition based upon product differentiation and technical features is more important in high-end products, while competition based upon price is of greater significance in low-end products. Strong distribution channels are important to compete effectively in each of these markets. The Company's ability to successfully compete depends on various factors, including the development of enhanced and/or new products on a timely basis, product performance versus price characteristics, product quality, cost-effective manufacturing and customer service.

Research and Development

     The Company has developed wireless detection and communication devices which will facilitate installation by eliminating the need to wire the security system at the protected premises. These development efforts are principally being performed by a third party contractor under the Company's direction.

                           NETWORK MANAGEMENT PRODUCTS

     The Company entered the network management products business in July 1994 with its acquisition of Digilog. Digilog historically designed, manufactured and marketed products used to test and monitor the performance of data and voice communication networks. During fiscal 1996, the Company discontinued a number of under-performing products in this area to focus on NAMS, the Company's network/fault management product line.

Industry Background

     With the development of smaller and more powerful computers, companies are becoming increasingly reliant upon networks consisting of multiple personal computers and work stations, each of which is capable of processing data and sharing information with other users on the network. Many companies link computer equipment by means of local area networks or "LANs" or wide area networks or "WANs." At the same time, to realize greater efficiencies, the management and maintenance of computer networks has become increasingly centralized even though the networks may be global in scope. The increased complexity of computer networks has created a need for cost-effective network management software and hardware which can assist companies in the operation of their computer networks to minimize network failures and improve efficiency. A network administrator, typically located at a central site, must be able to effectively pinpoint a network problem and take appropriate action to keep the network operating efficiently. The Company offers solutions to these network analysis and fault management requirements.

Products

     The Company's principal network management products monitor and perform tests to determine whether data and protocols are being accurately transmitted and received over WANs. This particular product allows multiple network administrators remote access to a widely dispersed network from a central control center. The Company's products are sold either on a stand-alone basis or as integrated systems.

     Network Analysis and Management System (NAMS). The Company's network management system, is a network overlay that enables a user to monitor the continuous operation of a WAN from a central control site. The system provides prompt alarm notification of network failure or degradation, automatic activation of backup devices or facilities upon failure detection and a means to accurately identify defective network components. Because WANs often contain system components from a variety of vendors. NAMS is designed to function with a variety of manufacturers' products.

Sales and Marketing

     The Company provides its network management products and services to certain Regional Bell Operating Companies and certain private network operators. NAMS products are sold by the Company's technically trained direct sales force which works with customers to determine the optimal testing solution for their particular network. This initial sales effort usually involves customization of the NAMS system to match the customer's network design. Considerable technical support is provided to NAMS users over an extended period of time. The Company provides training, help desk, installation and project management services to its customers. For those selling efforts which involve applications of WAN test products and NAMs as integrated systems, the Company's direct sales force works in conjunction with the independent sales representatives to facilitate the sale.

     The Company, in its network management products business, is focusing on the complex test and analysis needs of emerging large scale public and private data and voice communication networks. The Company believes that operations of complex telecommunication networks are migrating to a centralized network management systems architecture which requires permanently installed test and analysis products, such as those offered by the Company.

Competition

     The network management products market is highly competitive and is comprised primarily of providers of either test equipment and software or providers of intelligent network equipment that come with self-diagnostic capability. Many of the Company's competitors have substantially greater resources than the Company. The Company believes that it is unique among vendors in that it has a long history of being a provider of both diagnostic equipment and testing systems. The Company also believes that its ability to successfully integrate both of these technologies enables it to compete effectively in this marketplace.

                                     GENERAL

Product Warranty and Service

     The Company provides customers with limited one-year warranties on its scanners and message switch software. In addition, under the terms of the contract with British Telecom, the Company has agreed to maintain and support its scanners for a period of up to ten years after the expiration of the warranty period on a time and materials basis. STUs are typically sold with a one or two year labor and materials warranty. Intrusion alarm products are sold with a one to five year warranty. The Company provides a one year warranty on all network management products. In addition, a "help desk" and training support is offered to all users of intrusion alarm and network management products. To date, the cost to the Company of its warranty program has not been material.

License Agreements

     The Company has granted licenses to two alarm manufacturers/distributors, Radionics, Inc. ("Radionics") and Alcatel Australia Limited ("Alcatel"). The licenses generally permit the licensee to make, use and sell within prescribed territories, certain products used in the Derived Channel System. The Radionics agreement provides a non-exclusive license to sell STUs in the United States and Canada while the Alcatel license is exclusive in the territories of Australia, New Zealand and New Guinea. The license agreements terminate December 31, 1997 and May 29, 1997, respectively, and are subject to possible extension based upon the achievement of certain performance criteria on the part of the licensee. Under the license agreements, the Company indemnifies the licensee for certain circumstances, including allegations of patent infringement. Royalty payments from these licenses have not been material nor does the Company expect material royalty payments in the future. In addition, the Company has granted to British Telecom a non-exclusive, non-transferable and irrevocable license in the United Kingdom for Developed Software pursuant to the Software Contract. See "Item 1. Business - Sales and Marketing."

Intellectual Property

     The Company holds patents covering primary derived channel technology used by the Company in systems installed in the United Kingdom, the United States and various foreign countries. The United Kingdom patent expires October 2002 and the United States patent expires December 2001. In addition, the Company holds other patents relating to the Derived Channel System in certain of the foregoing jurisdictions. The Company also owns other intellectual property relating to its products. It is the Company's practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given as to the scope of the patent protection.

     The Company believes that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, the Company believes that its success will also be dependent upon its manufacturing, engineering and marketing know-how and the quality and economic value of its products.

     The marks STU(Registered) and Subscriber Terminal Unit(Registered) are registered trademarks of the Company. The Company believes that no individual trademark or trade name is material to the Company's competitive position in the industry.

Employees

     The Company currently employs 139 employees (of which 107 are based in the United Kingdom and 32 in the United States), consisting of 74 in manufacturing and customer service, 17 in sales and marketing, 26 in engineering and 22 in management and administration. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is satisfactory.

Regulation

     The Company's products are subject to a variety of standards and certification requirements applicable to products connected to public telephone networks in the countries in which it conducts business. For example, in the United Kingdom, any product that is intended to be connected to the public switched telephone network requires compliance with certain British standards and must be approved by the British Approval Board for Telecommunications ("BABT"). Currently, each of the Company's products that requires BABT approval has received such approval. There are new European Union regulations on electromagnetic compatibility which took effect in January 1996. The Company's products comply with such European Union regulations. Additionally, it is expected that the European Union will issue compliance standards for telecommunications and intrusion alarm equipment in the future.

     The provision of enhanced telecommunications services in the United States by telephone companies is subject to regulations promulgated by the Federal Communications Commission (the "FCC") and to restrictions imposed by the United States District Court for the District of Columbia in its decree divesting the Bell companies from AT&T Corporation. These regulations and restrictions have not resulted in any significant impediments to the provision of alarm reporting services by telephone companies using derived channel technology. In addition, the Company's products, such as STUs, that are connected to subscribers' telephone lines require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. Derived channel products currently used in the United States which are subject to these requirements have received all required certifications. However, anticipated design changes to products sold in the United States will require compliance testing and certification.

     In addition, in the United States, the Company's products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk. The Company has obtained Underwriters Laboratories certifications for all products currently marketed in the United States and expects that future certifications will be obtained in the ordinary course of business.

     Regulations similar to the above may exist in other countries. In the event that the Company did not comply with any such regulations, or if the Company's current or future products did not meet various regulatory standards or receive and maintain all required certifications, the Company's business could be adversely affected.

Item 2.  Properties.

     All of the Company's facilities are leased. Set forth below is certain information with respect to the Company's leased facilities:

    Location                  Principal Business             Square Footage        Lease Term
    --------                  ------------------             --------------        ----------
Farnborough, England          Derived Channel System             14,000              2006(1)

Southall, England             Intrusion Alarm Products           10,400              1998(1)

Willow Grove,                 Network Management                 10,000              1997(1)
Pennsylvania                  Products and Derived
                              Channel System

Media,                        Principal Executive Offices         2,500              2000
Pennsylvania(2)

----------
(1)  Assumes the exercise of any renewal options.

(2) Until May 31, 1995 office space was leased on a month-to-month basis from Dominion. See "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders. The Company entered into a new leasing arrangement which commenced in June 1995.

     The Company conducts manufacturing, sales and marketing, engineering and administrative activities at all locations except Media, Pennsylvania, where its principal executive offices are located. The Company's total annual rent expense for the year ended October 31, 1996 was (pounds)248,000. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it will require additional space which the Company believes will be available at reasonable rates.

     The Company engages in limited manufacturing for certain Derived Channel System network equipment and STUs, manufacturing for many intrusion alarm products and final equipment assembly and testing for the Company's products. The Company also uses contract manufacturers located near its facilities for production, sub-assembly and final assembly of certain products and one contract manufacturer in the Far East for certain high volume surface mount electronics manufacturing used in certain intrusion alarm products. The Company believes there are other manufacturers that could perform this work on comparable terms.

     The chips, microprocessors and other components used in the Company's products are obtained from various suppliers and manufacturers, some of which are the sole source of such component.

Item 3.  Legal Proceedings.

     In July and August 1995, the Company received complaints in three separate purported lawsuits. The complaints, which were consolidated into a single amended complaint, sought class action status and alleged violations arising under certain federal securities laws for alleged material misstatements and omissions in the prospectus associated with the Company's 1995 public offering. The Company and the individual defendants believe the allegations are untrue and without merit. The complaint was filed against certain of the Company's directors and executive officers, principal shareholder and underwriters. The complaint sought rescission and/or damages against all defendants, including the awarding of costs and disbursements. The defendants filed a Motion to Dismiss and in January 1996, the defendants' Motion to Dismiss was granted and the case was dismissed. In February 1996, the plaintiffs appealed the Order of the U.S. District Court to the United States Court of Appeals, where it is pending. A settlement, effective October 24, 1996 and subject to final court approval, was reached among the parties and preliminarily approved by the court. Given the preliminary court approval, certain defendants paid $2.1 million to a settlement fund, which after the payment of certain costs and expenses, and subject to final court approval at a hearing set forth February 14, 1997, will be paid to a class. Numerex's contribution to the settlement fund was $1,033,340.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1  Certain Executive Officers and Key Employees of the Registrant.

     Set forth below is certain information concerning the executive officers and key employees of the Company who are not also directors.

      Name                       Age  Position
      ----                       ---  --------
Donald M. Hooton...............  46   Vice President -- Sales and Marketing
Charles L. McNew...............  45   Vice President and Chief Financial Officer
Peter I. Pritchett.............  39   Managing Director of DA Systems

     Donald M. Hooton has been Vice President -- Sales and Marketing since February 1995. From February 1993 to January 1995, Mr. Hooton held the position of Strategic Marketing Director at Dominion and provided certain marketing related consulting services to the Company. From April 1992 to January 1993, he was Vice President of Marketing at Teltronics, Inc., a manufacturer of telecommunications products and software. From 1985 to 1992, Mr. Hooton served in a variety of positions with Versus Technology, Incorporated (the company which sold certain derived channel assets to the Company in 1994) and its predecessor, most recently as President and Chief Executive Officer.

     Charles L. McNew has been Vice President and Chief Financial Officer of the Company since July 1994. Mr. McNew served as Vice President -- Finance, Chief Financial Officer and Treasurer of InterDigital Communications Corporation, a company engaged in the development of advanced digital wireless telecommunications systems, from June 1993 to July 1994. From March 1990 to May 1993, Mr. McNew served as the Chief Financial Officer of International Computaprint Corporation, a company engaged in electronic publishing. From 1982 to 1990, Mr. McNew held various positions with the Digilog Division of CXR Telecom Corporation, or its predecessor, most recently as Vice President and Chief Financial Officer.

     Peter I. Pritchett has been Managing Director of European Operations since June 1995, and Managing Director of DA Systems, since May 1990. From May 1988 to April 1990 he served as Managing Director of Tripower Ltd., a manufacturer of electrical power distribution equipment for the construction industry.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

     During fiscal 1996 three quarterly cash dividends on its Common Stock of $.05 per share each were declared and paid. In September 1996, the Board of Directors discontinued this cash dividend. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in any loan agreements into which the Company may enter in the future and market factors and conditions.

     The Company's Common Stock was included in on the Nasdaq SmallCap Market under the symbol "NMRX" from March 3, 1994 through April 20, 1995. Commencing on April 21, 1995 the Company's Common Stock has been included in the Nasdaq National Market. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the Nasdaq SmallCap Market and the Nasdaq National Market for the applicable periods.

Fiscal 1995                                                  High         Low
-----------                                                  ----         ---
First Quarter (November 1, 1994 to January 31, 1995)       $ 18.50     $ 13.38
Second Quarter (February 1, 1995 to April 30, 1995)          18.75       13.50
Third Quarter (May 1, 1995 to July 31, 1995)                 15.25        7.50
Fourth Quarter (August 1, 1995 to October 31, 1995)           9.63        5.75

Fiscal 1996                                                  High         Low
-----------                                                  ----         ---
First Quarter (November 1, 1995 to January 31, 1996)       $  7.25     $  4.25
Second Quarter (February 1, 1996 to April 30, 1996)           6.50        4.13
Third Quarter (May 1, 1996 to July 31, 1996)                  7.00        3.75
Fourth Quarter (August 1, 1996 to October 31, 1996)           4.75        3.50

     As of January 17, 1997 there were 109 shareholders of record of the Company's Common Stock which include shares held in street name by brokers or nominees.

Item 6.  Selected Financial Data.

     The following selected consolidated financial data for the periods commencing November 1, 1991 have been derived from (i) the financial statements of Versus Technology UK for the period from November 1, 1991 to July 12, 1992, which have been audited by Deloitte & Touche, and (ii) the consolidated financial statements of the Company for the period from July 13, 1992 to October 31, 1992 and the fiscal years ended October 31, 1993, 1994, 1995 and 1996, which have been audited by Deloitte & Touche LLP.

     The information contained in this section should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, related Notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA


                                   Predecessor(1)                                             The Company
                                   -----------         -----------------------------------------------------------------------
                                   Period              Period                            Years Ended October 31,
                                   From                From              -----------------------------------------------------
                                   November            July 13,
                                   1, 1991 to          1992 to
                                   July 12,            October 31,             1993                1994                1995
                                   1992                1992                    (2)                (2)(3)                (4)
                                   -----------         -----------       -------------       -------------       -------------
                                                                (in thousands, except per share data)
Statement of Income Data:
Net sales:
  Derived Channel Systems          (pounds)1,484       (pounds)  830       (pounds)9,048      (pounds)15,645      (pounds)14,879
Intrusion alarm and network
      management and products               --                  --                 1,247               5,592               6,166
                                   -------------       -------------       -------------       -------------       -------------
Total net sales                            1,484                 830              10,295              21,237              21,045
Cost of sales                               (968)               (231)             (5,360)             (8,405)              8,432
                                   -------------       -------------       -------------       -------------       -------------
Inventory obsolescence
    charge                                  --                  --                  --                  --                  --
                                   -------------       -------------       -------------       -------------       -------------
Gross profit                                 516                 599               4,935              12,832              12,613
Selling, general,
    administrative and
    other                                   (364)               (453)             (1,265)             (3,889)             (5,704)
                                   -------------       -------------       -------------       -------------       -------------
Special charges                             --                  --                  --                  --                  --
                                   -------------       -------------       -------------       -------------       -------------
Operating income (loss)                      152                 146               3,670               8,943               6,909
Net interest and other
    income (expense)                         (59)                (35)                (78)                 71                 762
                                   -------------       -------------       -------------       -------------       -------------
Income (loss) before
    income taxes                              93                 111               3,592               9,014               7,671
Income taxes                                 (34)               (122)             (1,128)             (3,129)              2,531
                                   -------------       -------------       -------------       -------------       -------------
Net income (loss)                  (pounds)   59       (pounds)  (11)      (pounds)2,464       (pounds)5,885       (pounds)5,140
                                   =============       =============       =============       =============       =============
Earnings (loss) per
    share(6)                            n.a.                    --         (pounds) 0.35       (pounds) 0.62       (pounds)  .48
                                                                           =============       =============       =============
Weighted average shares
    outstanding                         n.a.                   6,400               7,021               9,499              10,633
Cash dividend declared
    per Common Stock                        --                  --                  --                 --                   --
Balance Sheet Data (at
    period end):
Working capital                    (pounds)   52       (pounds) (195)      (pounds)2,642       (pounds)7,741      (pounds)28,252
Total assets                               1,555               2,814               8,576              17,115              37,353
Long-term debt, less current
    portion                                  466                 807                  70                  12                 --
Shareholders' equity                         107                 323               4,521              10,389              32,076



                                               The Company
                                   ---------------------------------
                                         Years Ended October 31,
                                   ---------------------------------
                                                          U.S. $
                                       1996                1996
                                        (5)            (2)(3)(4)(5)
                                   -------------       -------------
                                 (in thousands, except per share data)
Statement of Income Data:
Net sales:
  Derived Channel Systems         (pounds)13,258       $      21,581
Intrusion alarm and network
      management and products              4,934               8,032
                                  --------------       -------------
Total net sales                           18,192              29,613
Cost of sales                             (9,961)            (16,215)
                                  --------------       -------------
Inventory obsolescence
    charge                                (1,473)             (2,398)
                                  --------------       -------------
Gross profit                               6,758              11,000
Selling, general,
    administrative and
    other                                 (7,707)            (12,545)
Special charges                           (2,721)             (4,429)
                                  --------------       -------------
Operating income (loss)                   (3,670)             (5,974)
Net interest and other
    income (expense)                       1,060               1,725
                                  --------------       -------------
Income (loss) before
    income taxes                          (2,610)             (4,249)
Income taxes                                (995)             (1,620)
                                  --------------       -------------

Net income (loss)                 (pounds)(3,605)      $      (5,869)
                                  ==============       =============
Earnings (loss) per
    share(6)                       (pounds) (.31)      $        (.51)
                                  ==============       =============
Weighted average shares
    outstanding                           11,532              11,532
Cash dividend declared
    per Common Stock               (pounds)  .10       $         .16
Balance Sheet Data (at
    period end):
Working capital                   (pounds)23,187       $      37,744
Total assets                              29,982              48,805
Long-term debt, less current
    portion                                 --                  --
Shareholders' equity                      26,300              42,811

----------
(1) Reflects the operations of Versus Technology UK, the Company's predecessor. See "Item 1. Business -- The Company."

(2) The Company acquired DA Systems on July 13, 1994. Because the Company and DA Systems were under common control as of July 28, 1993, the statement of income data for the Company include the results of operations for DA Systems for all periods subsequent to that date. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements of the Company.

(3) The Company acquired the assets comprising its Digilog subsidiary on July 20, 1994. The statement of income data for the Company include the results of operations for Digilog for periods since the acquisition. See Note 1 of the Notes to the Consolidated Financial Statements of the Company.

(4) The Company acquired certain assets comprising its DCX Systems subsidiary on November 30, 1994. The statement of income data for the Company include the results of operations of DCX Systems for periods since the acquisition. See Note 1 to the Notes to the Consolidated Financial Statements of the Company.

(5) British pounds sterling amounts have been translated into U.S. dollars at the exchange rate of U.S. $1.6278 per (pounds)1.00 based on the noon buying rate in New York City on October 31, 1996 for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.

(6) No cash dividends were declared or paid by the Company during any of the periods presented, other than three quarterly cash dividends of $.05 per share which were paid in fiscal 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended October 31, 1996, 1995 and 1994. This discussion should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and the other financial information included elsewhere in this report.

Overview

     The Company's history began on July 13, 1992 when Bronzebase acquired 90% of the outstanding stock of Versus Technology UK and certain proprietary intellectual property rights, including rights to derived channel technology and the rights to market such technology in certain countries, including the United Kingdom. Bronzebase acquired the remaining Versus Technology UK stock in September 1993. In February 1994, as a result of a stock exchange, Bronzebase and its subsidiary, Versus Technology UK, became subsidiaries of Numerex Corp. For financial reporting purposes, the Company's results of operations prior to the date of the Stock Exchange are those of Bronzebase and its predecessor, Versus Technology UK.

     In July 1994, the Company completed the stock for stock acquisition of DA Systems. Because the shareholders of the Company and DA Systems were substantially the same prior to the acquisition, the historical financial statements for the Company have been restated to combine the Company with DA Systems for all periods subsequent to July 28, 1993, the date on which common control first existed. In July 1994 and November 1994, the Company acquired the assets comprising its Digilog and DCX Systems subsidiaries, respectively. These acquisitions were cash transactions and have been recorded under the purchase accounting method.

     The Company generates substantially all of its net sales from the sale of various equipment, systems and software products to its customers. Products are typically shipped soon after order placement. Therefore, sales order backlog historically has not been a meaningful indicator for the Company. The Company presently generates a significant amount of its net sales from product sales to an established customer base, principally British Telecom, the Company's largest customer, and to an established network of alarm system distributors and installers.

     The Company currently publishes its consolidated financial statements in British pounds sterling, the functional currency of the country in which a substantial majority of the Company's net sales are presently generated.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Operations.

                                                       Years Ended October 31,
                                                    ----------------------------
                                                     1994      1995      1996
                                                    ------    ------    ------
Net sales:
  Derived Channel Systems                             73.7%     70.7%     72.9%
  Intrusion alarm and network management products     26.3      29.3      27.1
                                                    ------    ------    ------
    Total net sales                                  100.0     100.0     100.0
Cost of sales                                         39.6      40.1      54.8
Inventory write-downs                                 --        --         8.1
                                                    ======    ======    ======
Gross profit                                          60.4      59.9      37.1
Selling, general, administrative and other            18.3      27.1      42.4
Special charges                                       --        --        14.9
                                                    ======    ======    ======
Operating income (loss)                               41.1      32.8     (20.2)
                                                    ======    ======    ======
Net income (loss)                                     27.7%     24.4%    (19.8)%
                                                    ======    ======    ======

     Fiscal Years Ended October 31, 1996 and 1995

     Net sales decreased 13.6% to (pounds)18.2 million for the fiscal year ended October 31, 1996 as compared to (pounds)21.0 million in fiscal 1995. Derived Channel product sales declined by (pounds)1.6 million in fiscal 1996 as compared to fiscal 1995. The principal reason for the decline was a reduction in network equipment sales in the United Kingdom, which was partially offset by increased sales in the United States market. The Company believes that the network equipment coverage in the United Kingdom (greater than 90%) will limit the potential for significant growth in the United Kingdom for network equipment sales, although Subscriber Terminal Unit (STU) sales in the United Kingdom have remained strong throughout fiscal 1996. Intrusion alarm and network management products declined by (pounds)1.2 million in fiscal 1996 as compared to fiscal 1995, principally due to the elimination of certain underperforming products from the network management product line.

     Cost of sales increased 35.6% to (pounds)11.4 million for fiscal year 1996 as compared to (pounds)8.4 million for fiscal 1995. The inventory write-downs of (pounds)1.5 million represented a pre-tax charge recorded in the third and fourth quarters of fiscal 1996 as a result of determining certain inventory items to be obsolete due to market conditions related primarily to network management and intrusion alarm products. Gross profit, as a percentage of net sales, decreased to 37.1% for fiscal 1996 as compared to 59.9% for fiscal 1995. The decrease in the gross profit margin was primarily due to a shift in sales mix to lower margin products as network equipment (a higher margin product) sales to British Telecom declined, inclusion of the inventory obsolescence charge, and, in addition, certain fixed costs related to manufacturing, which did not decline in conjunction with net sales, caused a further decrease in the gross profit margin.

     Selling, general, administrative and other expenses increased 35.1% to (pounds)7.7 million for fiscal 1996 as compared to (pounds)5.7 million for fiscal 1995. The increase was principally related to a major expansion of Company's sales and marketing efforts, product development expenses and an increase in legal and other expenses. In addition, special charges of (pounds)2.7 million were recorded in the third and fourth quarters of fiscal 1996. These special charges related principally to fixed and intangible asset impairment provisions for certain obsolete products and settlement of litigation.

     Other income and expenses increased 39.1% to (pounds)1.1 million for the fiscal year ended October 31, 1996 as compared to (pounds)0.8 million in fiscal 1995. The increase was principally the result of interest income earned from temporary investment of cash proceeds from a public offering. In fiscal 1996 these temporary investments earned income for a full twelve months versus fiscal 1995 (the year of the public offering), when the temporary investments earned income for a partial year.

     The Company recorded a tax provision of (pounds)1.0 million for fiscal 1996 despite the pre-tax loss. Certain losses arising from United States operations were not deductible in fiscal 1996, while earnings from United Kingdom operations were fully taxable. The Company expects to generate a tax benefit from these losses in future periods. The effective income tax rate for fiscal year 1995 was 33.0%.

     The decrease in net sales, the inventory obsolescence charges and special charges recorded in fiscal 1996 resulted in a net loss of (pounds)3.6 million as compared to net income of (pounds)5.1 million in fiscal 1995.

     Weighted average shares increased to 11.5 million in fiscal 1996 as compared to 10.6 million in fiscal 1995, principally due to the new shares issued in conjunction with a mid-year 1995 public offering being outstanding for a full year in fiscal 1996.

     Fiscal Years Ended October 31, 1995 and 1994

     Net sales decreased 0.9% to (pounds)21.0 million for the fiscal year ended October 31, 1995 as compared to (pounds)21.2 million in fiscal 1994. Derived Channel product sales declined by (pounds)0.8 million in fiscal 1995 as compared to fiscal 1994. The principal reason for this decline was a reduction in Derived Channel network equipment and customer premises equipment (STUs) sales in the United Kingdom. This decrease was partially offset by an increase in software sales, which include revenues of (pounds)1.4 million recognized on a long-term software development contract. Network equipment sales, which declined in the third quarter, remained below historical levels for the duration of fiscal 1995, while STU sales recovered from third quarter levels. Management believes fiscal 1995 sales were negatively affected by a slowdown in business within the U.K. alarm industry which resulted in a reduction in demand for Derived Channel products. The sales decline was also partially offset by a (pounds)0.6 million increase in the Intrusion Alarm and Network Management products category, principally due to the inclusion of a full year of network management product sales in 1995 as compared to a partial year in 1994 following the acquisition of the subsidiary engaged in this business.

     Cost of sales increased 0.3% to (pounds)8.4 million for the fiscal year ended October 31, 1995 as compared to (pounds)8.4 million for fiscal 1994. Gross profit, as a percentage of net sales, declined to 59.9% for the fiscal year ended October 31, 1995 as compared to 60.4% in fiscal 1994. The decrease in the gross margin was primarily due to a shift in sales mix to lower margin products, particularly in the second half of fiscal 1995, when network equipment sales (a high margin product) to BT was a smaller component of the sales mix and the cost of sales related to software sales increased, as a percentage of those sales, when compared to the first half of fiscal 1995. In addition, the inclusion of Network Management products for a full year, which due to a highly competitive market environment do not generate gross profit margins comparable to the Company's Derived Channel System products, also contributed to the gross profit margin decline.

     Selling, general, administrative and other expenses increased 46.7% to (pounds)5.7 million for the fiscal year ended October 31, 1995 as compared to (pounds)3.9 million in fiscal 1994. Selling, general, administrative and other expenses, as a percentage of net sales, increased to 27.1% during the fiscal year ended

October 31, 1995 as compared to 18.3% in fiscal 1994. The increase was principally related to a major expansion of the sales and marketing effort and product development primarily at DCX Systems (acquired in November 1994) and Digilog Inc. (acquired in July 1994) and an increase in legal and other expenses. Operating income decreased 22.7% to (pounds)6.9 million for the fiscal year ended October 31, 1995 as compared to (pounds)8.9 million in fiscal 1994.

     Other income and expense increased 973.2% to (pounds)0.8 million for the fiscal year ended October 31, 1995 as compared to (pounds)0.1 million in fiscal 1994. The increase was principally the result of additional interest income generated from temporary investment of cash proceeds from a public offering.

     The effective income tax rate decreased to 33.0% for the fiscal year ended October 31, 1995 as compared to 34.7% in fiscal 1994. The decrease was attributable to changes in the periodic estimation of tax liabilities.

     The slight decrease in net sales and the increase in both interest income and selling, general, administrative and other expenses resulted in a net income decline of 12.7% to (pounds)5.1 million for the fiscal year ended October 31, 1995, as compared to (pounds)5.9 million in fiscal 1994.

     As a result of new shares issued in conjunction with a public offering the weighted average shares outstanding increased to 10.6 million for the fiscal year ended October 31, 1995 as compared to 9.5 million in fiscal 1994.

Selected Quarterly Financial Data; Seasonality

     The following table shows certain unaudited financial data of the Company for each quarter of the last two fiscal years. This information has been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (including only normal, recurring adjustments) considered necessary for a fair presentation have been included. Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                  Selected Quarterly Financial Data (Unaudited)

                                                       Three Months Ended
                                -------------------------------------------------------------
                                  January 31,     April 30,       July 31,       October 31,
                                     1995           1995            1995            1995
                                -------------------------------------------------------------
                                                          (in thousands)
Net sales:
  Derived Channel Systems       (pounds)4,309   (pounds)4,499   (pounds)2,807   (pounds)3,264
  Intrusion alarm and network
   management products                  1,577           1,564           1,420           1,605
                                -------------   -------------   -------------   -------------
       Total net sales                  5,886           6,063           4,227           4,869
Gross profit                            3,533           3,985           2,834           2,261
Operating income                        2,224           2,554           1,254             877
Net income                              1,570           1,641           1,082             847

                                                       Three Months Ended
                                -------------------------------------------------------------
                                  January 31,     April 30,       July 31,       October 31,
                                     1996           1993          1996(1)          1996(2)
                                -------------------------------------------------------------
                                                          (in thousands)
Net sales:
  Derived Channel Systems       (pounds)2,872   (pounds)4,116   (pounds)3,397    (pounds)2,873
  Intrusion alarm and network
   management products                  1,267           1,258           1,301            1,108
                                -------------   -------------   -------------    -------------
       Total net sales                  4,139           5,374           4,698            3,981
Gross profit                            1,779           2,506           1,404            1,069
Operating income (loss)                    16             544          (1,884)          (2,346)
Net income (loss)                         217             520          (1,653)          (2,689)

----------
(1) Net income for the third quarter includes pre-tax special charges of (pounds)1,151,000, primarily related to intangible asset impairment provisions for certain obsolete products and inventory write-downs of (pounds)927,000.

(2) Net income for the fourth quarter includes pre-tax special charges of (pounds)473,000, primarily related to fixed asset impairment provisions for certain obsolete products, (pounds)1,097,000 relating to an accrual for settlement of shareholder litigation and inventory write-downs of (pounds)546,000.

     The Company's financial results may fluctuate from quarter to quarter as a result of a number of factors, including the timing of product shipments and new product introductions as well as certain major network equipment software sales to telephone companies that historically have been of a non-recurring nature.

Liquidity and Capital Resources

     The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities decreased to (pounds)0.2 million for the fiscal year ended October 31, 1996 as compared to (pounds)1.1 million in fiscal 1995. The decrease from 1995 was primarily due to lower earnings, increases in both accounts receivable and inventory levels and the payment of tax obligations due on the prior year's earnings.

     Net cash used in investing activities decreased to (pounds)1.6 million for the fiscal year ended October 31, 1996 as compared to (pounds)2.6 million in fiscal 1995. The decrease was primarily due to lower purchases of fixed asset investments and capitalized software costs.

     Net cash used in financing activities was (pounds)2.0 million for the fiscal year ended October 31, 1996 as compared to net cash provided by financing activities of (pounds)15.8 in fiscal 1995. The principal reasons for fiscal 1996 usage was the payment of dividends and the implementation of a stock buy back program. In fiscal 1995 net cash increased principally due to the proceeds generated from the public offering.

     The Company had working capital balances of (pounds)23.2 million and (pounds)28.3 million as of October 31, 1996 and 1995, respectively.

     The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from cash provided by operating activities. In order to fund an expansion of its Derived Channel System business (including an effort to increase market penetration in North America, South America, Western Europe and Australia and to acquire complementary businesses, products or services), the Company may require significantly greater capital investments than it has in the past. Presently, other than one previously announced acquisition possibility, the Company has no material commitments for capital expenditures.

     The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April 1995, and funds available through an anticipated bank credit facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1997. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis. The Company does not expect that such expansion will have a materially negative impact on the Company's ability to fund its existing operations.

Effect of Inflation

     Inflation has not been a material factor affecting the Company's business. In recent years, the cost of electronic components has remained relatively stable due to competitive pressures within the industry, which has enabled the Company to contain its production costs. The Company's general operating expenses, such as salaries, employee benefits, and facilities costs, are subject to normal inflationary pressures.

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

Item 8.  Financial Statements and Supplementary Data.

     Incorporated by reference from the financial statements and notes thereto of the Company which are attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None except for a previously reported change in accountants.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

Item 11.  Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The following financial statements and the notes thereto of the Company which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

Consolidated Financial Statements of the Company

          Independent Auditors' Report

          Consolidated Balance Sheets at October 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended October 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the years ended October 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended October 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     2. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

     2.1(1) Agreement of Stock Exchange dated November 3, 1993 among the stockholders of Bronzebase, Bronzebase and Numerex

     2.2(6) Agreement and Plan of Merger dated as of March 8, 1994 between Numerex Corp., a New York corporation, and Numerex Corp., a Pennsylvania corporation

     2.3(2) Agreement of Stock Exchange dated June 21, 1994 among Omega Technology Ltd., Digital Audio Limited and the Company

     2.4(3) Asset Purchase Agreement dated July 20, 1994 among CXR Corporation, CXR Telecom Corporation and the Company related to the purchase of certain assets of the Digilog division

     2.5(4) Asset Purchase Agreement dated November 30, 1994 between Versus Technology UK, Inc. and the Company.

     3.1(7) Amended and Restated Articles of Incorporation of the Company, as amended

     3.2(7)    Bylaws of the Company

     10.1(1) Purchase Agreement between Versus Technology UK and Bronzebase Limited dated July 13, 1992

     10.2(1) Employment Agreement between Kenneth F. Manser and Versus Technology UK (Management Compensation Contract)

     10.3(1) $300,000 Promissory Note from Versus Technology UK to Dominion, dated December 15, 1992

     10.4(7) Amendment to License Agreement between Base Ten Systems, Inc. and Radionics, dated February 28, 1989

     10.5(1) License Agreement between Base Ten Systems, Inc. and Standard, July 22, 1987

     10.6(1) Assignment and Assumption Agreement between Versus Technology, Incorporated and Bronzebase, dated August 19, 1993 regarding Standard Telephone & Cables Pty.

     10.7      (Intentionally left blank)

     10.8(1) Assignment and Assumption Agreement between Versus Technology, Incorporated and Bronzebase, dated August 19, 1993 regarding Radionics

     10.9(1) Agreement between British Telecom, Base Ten Systems Limited, Versus Technology UK, Versus Technology, Incorporated and Base Ten Systems Inc. dated December 17, 1990 regarding Telecom RedCARE Network

     10.10(7) Agreement between British Telecom and Versus Technology U.K. dated September 26, 1995 relating to the supply of RedCARE system products (certain confidential information contained in this Agreement has been omitted pursuant to Rule 24b-2 and has been filed separately with the Securities & Exchange Commission)

     10.11(1) Amendment No. 1 to Loan Agreement between Versus Technology UK and Dominion, dated October 18, 1993

     10.12(1) Versus Technology UK Pension and Death Benefit Scheme (Management Compensation Plan)

     10.13(7) The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation Plan)

     10.14 Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

     10.15(6) Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

     10.16(2) Registration Agreement between the Company and Dominion dated July 13, 1992

     10.17(6) Engagement Letter Agreement between the Company and Dominion effective January 1, 1995

     10.18(6) Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

     10.19(6) Service Agreement between Digital Audio Limited and Peter I. Pritchett (Management Compensation Contract)

     10.20 Employment Agreement between the Company and John J. Reis, as amended (Management Compensation Contract)

     10.21(6) Manufacturing Contract Agreement between Semiconductor Ventures International Co., Ltd. and Digital Audio Limited

     10.22(7) Agreement for the Provision of Software and Services between British Telecom and Versus Technology U.K. dated September 7, 1995

     10.23(7) Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

     10.24 Severance Agreement between the Company and Frederick C. Shay (Management Compensation Contract)

     10.25 Severance Agreement between the Company and Charles L. McNew (Management Compensation Contract)

     10.26 Severance Agreement between the Company and Donald M. Hooton (Management Compensation Contract)

     10.27 Incentive Compensation Program for fiscal 1997. (Management Compensation Plan)

     10.28 Letter Amendment dated September 24, 1996 to Agreement between British Telecom and Versus Technology U.K. dated September 26, 1995.

     10.29 Agreement between Dominion and the Company relating to CellTel Data Services, Inc., dated October 15, 1996

     21        Subsidiaries of Numerex Corp.

------------------

(1) Incorporated by reference to the Exhibits filed with the Company's Form 10 Registration Statement and Amendments No. 1 and No. 2 thereto (File No. 0-22920)

(2) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

(3) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 1994 (File No. 0-22920)

(4) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1994 (File No. 0-22920)

(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1994 (File No. 0-22920)

(6) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

(7) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920).

(b)   Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUMEREX CORP.

Date: January 27, 1997             By:  /s/John J. Reis
                                        ----------------------------------------
                                        John J. Reis, President
                                        and Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                      Capacity                          Date
    ---------                      --------                          ----


/s/Kenneth F. Manser
--------------------------
Kenneth F. Manser             Chairman of the Board             January 27, 1997


/s/Charles L. McNew
--------------------------
Charles L. McNew              Vice President and Chief          January 27, 1997
                              Financial Officer (principal
                              financial officer and principal
                              accounting officer)

/s/George Benson
--------------------------
George Benson                 Director                          January 27, 1997


/s/Matthew J. Flanigan
--------------------------
Matthew J. Flanigan           Director                          January 27, 1997


/s/Andrew J. Ryan
--------------------------
Andrew J. Ryan                Director                          January 27, 1997


/s/Gordon T. Ray
--------------------------
Gordon T. Ray                 Director                          January 27, 1997


/s/Frederick C. Shay
--------------------------
Frederick C. Shay             Director                          January 27, 1997

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company:

      Independent Auditors' Report                                          F-2

      Consolidated Balance Sheets as of October 31, 1996 and 1995           F-3

      Consolidated Statements of Operations for the Years
          Ended October 31, 1996, 1995 and 1994                             F-4

      Consolidated Statements of Shareholders' Equity for the Years
          Ended October 31, 1996, 1995 and 1994                             F-5

      Consolidated Statements of Cash Flows for the Years
          Ended October 31, 1996, 1995 and 1994                             F-6

      Notes to Consolidated Financial Statements                            F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Numerex Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the "Company") as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and of cash flows for each of the three years in the period ended October 31, 1996, all expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, expressed in pounds sterling, present fairly, in all material respects, the consolidated financial position of the Company at October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 23, 1996

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)
--------------------------------------------------------------------------------

                                                                   U.S. $
                                                                 Equivalent
                                                                  (Note 2)
                                                                 October 31,              October 31,
                                                                                    ------------------------
ASSETS                                                               1996             1996            1995
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                               $30,048  (pounds) 18,459 (pounds) 22,271
  Accounts receivable (net of allowances
    of(pounds)63 in 1996 and(pounds)26 in 1995)                      8,785            5,397           5,832
  Inventory (Note 4)                                                 4,620            2,838           5,293
  Prepaid expenses                                                     285              175             139
                                                                   -------           ------          ------
           Total current assets                                     43,738           26,869          33,535

Property and equipment, net (Note 6)                                 1,258              773           1,248

Intangible and other assets, net (Note 5)                            3,809            2,340           2,570
                                                                   -------           ------          ------
TOTAL ASSETS                                                       $48,805  (pounds) 29,982 (pounds) 37,353
                                                                   =======           ======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $2,320  (pounds)  1,425 (pounds)  1,545
  Income taxes                                                         396              243           2,370
  Accrued taxes other than income                                      583              358             526
  Other accrued liabilities (Note 12)                                2,695            1,656             836
                                                                   -------           ------          ------
           Total current liabilities                                 5,994            3,682           5,277

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; authorized 3,000,000 shares;
    none issued                                                       --               --              --
  Class A common stock - no par value; authorized
    30,000,000 shares; issued 11,597,492 shares
    at October 31, 1996 and 1995                                    29,823           18,321          18,321
  Class B common stock - no par value; authorized
    5,000,000 shares; none issued                                     --               --              --
  Treasury stock, at cost, 310,000 shares at October 31, 1996       (1,380)            (848)           --
  Accumulated translation adjustment                                   117               72             277
  Retained earnings                                                 14,251            8,755          13,478
                                                                   -------           ------          ------
           Total shareholders' equity                               42,811           26,300          32,076
                                                                   -------           ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $48,805  (pounds) 29,982 (pounds) 37,353
                                                                   =======           ======          ======

See notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                U.S. $
                                              Equivalent
                                               (Note 2)                   Year Ended October 31,
                                              October 31,       ------------------------------------------
                                                 1996             1996              1995             1994

Net sales                                     $ 29,613  (pounds) 18,192   (pounds) 21,045  (pounds) 21,237

Cost of sales                                  (16,215)          (9,961)           (8,432)          (8,405)
Inventory write-downs (Note 4)                  (2,398)          (1,473)             --               --
                                              --------          -------           -------          -------

Gross profit                                    11,000            6,758            12,613           12,832

Selling, general, administrative and other
 expenses (including fees and other
 expenses of(pounds)212 in 1996,
(pounds)240 in 1995 and(pounds)594 in 1994
 to the principal shareholder) (Note 8)        (12,560)          (7,716)           (5,715)          (3,964)

Special charges (Note 3)                        (4,429)          (2,721)             --               --
                                              --------          -------           -------          -------

Operating profit (loss)                         (5,989)          (3,679)            6,898            8,868

Interest income                                  1,740            1,069               773              146
                                              --------          -------           -------          -------

Income (loss) before income taxes               (4,249)          (2,610)            7,671            9,014

Income taxes (Note 7)                            1,620              995             2,531            3,129
                                              --------          -------           -------          -------

Net income (loss)                             $ (5,869) (pounds) (3,605)  (pounds)  5,140  (pounds)  5,885
                                              ========           ======             =====            =====

Earnings (loss) per share                     $  (0.51) (pounds)  (0.31)  (pounds)   0.48  (pounds)   0.62
                                              ========            =====              ====             ====

Weighted average shares outstanding             11,532           11,532            10,633            9,499
                                                ======           ======            ======            =====


See notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
--------------------------------------------------------------------------------

                                                    Common Stock                         Accumulated
                                              -----------------------       Treasury     Translation        Retained
                                               Shares          Amount        Stock        Adjustment        Earnings          Total
BALANCE, OCTOBER 31, 1993                      9,233 (pounds)  2,068 (pounds)  --    (pounds)  --   (pounds)  2,453 (pounds)  4,521

  Issuance of shares in connection with the
    February 28, 1994 Stock Exchange (Note 1)    392             (69)          --              --              --               (69)

  Issuance of shares                              10              67           --              --              --                67

  Translation adjustment                        --                --           --              (15)            --               (15)

  Net income                                    --                --           --              --             5,885           5,885
                                             -------         -------       -------         -------          -------         -------

BALANCE, OCTOBER 31, 1994                      9,635   pound) 2,066 (pounds)  --    (pounds)  (15)  (pounds)  8,338 (pounds) 10,389

  Issuance of shares in connection with
   the April 28, 1995 public offering and
   May 31, 1995 underwriters overallotment
   exercise, net of issuance costs             1,962          16,255           --              --              --            16,255

  Translation adjustment                        --                --           --              292             --               292

  Net income                                    --                --           --              --             5,140           5,140
                                             -------         -------       -------         -------          -------         -------

BALANCE, OCTOBER 31, 1995                     11,597 (pounds) 18,321 (pounds)  --    (pounds)  277  (pounds) 13,478 (pounds) 32,076

  Purchase of treasury stock                    --                --          (848)             --             --              (848)

  Translation adjustment                        --                --           --             (205)            --              (205)

  Cash dividends                                --                --           --               --           (1,118)         (1,118)

  Net loss                                      --                --           --               --           (3,605)         (3,605)
                                             -------         -------       -------         -------          -------         -------

BALANCE, OCTOBER 31, 1996                     11,597 (pounds) 18,321 (pounds) (848)  (pounds)   72  (pounds)  8,755 (pounds) 26,300
                                             =======         =======       =======         =======          =======         =======

U.S. $ EQUIVALENT (Note 2), OCTOBER 31, 1996    N.A.         $29,823       $(1,380)        $   117          $14,251         $42,811
                                             =======         =======       =======         =======          =======         =======

See notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                  U.S. $
                                                                Equivalent
                                                                 (Note 2)                       Year Ended October 31,
                                                                October 31,     ------------------------------------------------
                                                                   1996               1996               1995              1994
OPERATING ACTIVITIES:
  Net income (loss)                                             $ (5,869)   (pounds) (3,605)  (pounds)   5,140  (pounds)   5,885
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                  2,196              1,349                932               519
    Special charges                                                2,644              1,624               --                --
    Changes in assets and liabilities which
      provided (used) cash:
      Accounts receivable                                            708                435             (2,363)              247
      Inventory                                                    3,460              2,126             (1,855)             (983)
      Prepaid expenses                                              (213)              (131)                87              (200)
      Accounts payable                                              (195)              (120)              (102)              389
      Income taxes                                                (3,462)            (2,127)              (781)            1,922
      Accrued taxes other than income                               (273)              (168)              (454)              620
      Other accrued liabilities                                    1,335                820                459                57
                                                                --------           --------           --------          --------

        Net cash provided by operating activities                    331                203              1,063             8,456
                                                                --------           --------           --------          --------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                (910)              (559)              (596)             (280)
  Purchase of intangible and other assets                         (1,638)            (1,006)            (1,039)             (557)
  Acquisitions of businesses, net of cash                           --                 --                 (947)             (782)
                                                                --------           --------           --------          --------

        Net cash used in investing activities                     (2,548)            (1,565)            (2,582)           (1,619)
                                                                --------           --------           --------          --------

FINANCING ACTIVITIES:
  Net reduction in short-term borrowings                            --                 --                 (489)             (265)
  Repayment of notes payable - principal shareholder                --                 --                  (83)              (78)
  Proceeds from issuance of common stock,
    net of issuance costs                                           --                 --               16,330                67
  Cash dividends paid                                             (1,820)            (1,118)              --                --
  Purchase of treasury stock                                      (1,380)              (848)              --                --
                                                                --------           --------           --------          --------

        Net cash provided by (used in) financing activities       (3,200)            (1,966)            15,758              (276)
                                                                --------           --------           --------          --------

EFFECT OF EXCHANGE DIFFERENCES ON CASH                              (788)              (484)               263               (69)
                                                                --------           --------           --------          --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                 (6,205)            (3,812)            14,502             6,492

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                         36,253             22,271              7,769             1,277
                                                                --------           --------           --------          --------

CASH AND CASH EQUIVALENTS, END
  OF YEAR                                                       $ 30,048    (pounds) 18,459   (pounds)  22,271  (pounds)   7,769
                                                                ========           ========           ========          ========

See notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF ACQUISITIONS AND STOCK SPLIT

      Bronzebase Limited, now Numerex Corp. (the "Company"), was incorporated in 1992 and became an operating business on July 13, 1992 through the acquisition of Versus Technology Limited ("Versus Technology UK"), a company incorporated in the United Kingdom. On February 28, 1994, the Bronzebase Limited shareholders exchanged all their shares of common stock for 7,607,492 common shares of Numerex Corp. (the "Stock Exchange"). Numerex Corp. had been incorporated in 1988 for the purpose of seeking potential business opportunities through the acquisition of existing businesses and, prior to the Stock Exchange, had insignificant operations. For financial reporting purposes, the Company's results of operations prior to the date of the Stock Exchange are those of Bronzebase Limited.

      The Stock Exchange has been accounted for as a capital transaction, retroactively affecting the Company's outstanding common stock in 1992 and its issuance of shares with respect to the acquisition of Versus Technology UK during fiscal 1993. The Stock Exchange resulted in a decrease in common stock in the amount of(pounds) 69,000 on February 28, 1994 representing the excess of transaction costs over the net assets (cash less accrued expenses) of Numerex Corp.

      On July 20, 1994, the Company acquired certain assets of CXR Corporation, a company incorporated in the United States of America, to form a network management business. The purchase price for the assets was $1,000,000, of which $200,000 was paid at closing and $800,000 was paid on August 25, 1994. This transaction has been accounted for under the purchase method and is reflected in the October 31, 1994 consolidated balance sheet. Pro forma information is not provided as the asset purchase is not significant to the Company.

      On November 30, 1994, the Company acquired certain assets, licenses and contract rights from Versus Technology, Incorporated, a company incorporated in the United States of America, for approximately $1,300,000 cash. The transaction was accounted for under the purchase method of accounting and is reflected in the October 31, 1995 consolidated balance sheet. Pro forma information is not provided as the asset purchase is not significant to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - The Company designs, manufactures and markets Derived Channel Systems, intrusion alarm products and network management systems.

      Currency - These consolidated financial statements are stated in British pounds sterling, the functional currency of the country in which substantially all of the Company's sales are presently generated.

      Principles of Consolidation - The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned subsidiaries. All material intercompany transactions, balances and profits are eliminated in consolidation.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

      Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

      Intangible Assets - Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

      o  Patents                             straight-line over 7 years
                                             (the remaining useful life of
                                             patents acquired)

      o  Developed software                  straight-line over 3 years

      o  Costs in excess of the fair value
         of net assets acquired              straight-line over 12 years

      o  Territorial rights                  straight-line over 4 years

      Costs in excess of the fair value of net assets acquired is the cost of acquiring Versus Technology UK in excess of amounts allocated to specific assets based upon their fair values. Territorial rights are associated with the right to manufacture, market and sell product in certain countries. These rights were acquired as a result of the November 30, 1994 purchase from Versus Technology, Incorporated.

      The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishment of technical feasibility are expensed as incurred.

      Property and Equipment - Property and equipment is recorded at cost and is depreciated or amortized over the estimated useful lives of the assets. The rates of depreciation and amortization are as follows:

      o Short-term leasehold improvements over the term of the lease (which is less than the asset life)

      o  Plant and machinery 4 to 10 years

      o  Equipment, fixtures and fittings 3 to 10 years

      Asset Impairment - Long-lived assets are reviewed by management for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency.

      Inventory - Inventory and work-in-progress are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, direct labor and production overheads appropriate to the relevant state of production.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

      Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Deferred income taxes are provided on temporary differences arising from the different treatment of items for financial statement and taxation purposes, which are expected to reverse in the future, calculated using enacted tax rates.

      The Company does not provide deferred federal income taxes on the undistributed earnings of its foreign subsidiaries since such earnings are not expected to be remitted to the Company in the foreseeable future.

      Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the immediate or short-term maturity of these financial instruments.

      Revenue Recognition - The Company recognizes sales of its products when title transfers to its customers. Revenue for royalty agreements is recorded as sales when earned.

      The Company performed certain software development services under contract for a significant customer during 1995 and 1996. Revenue from the fixed-price contract was recognized on the percentage of completion method which was measured by the percentage of costs incurred to date to the estimated total costs for the contract. Service contract costs consisted primarily of outside consultant and software engineering fees. Costs and earnings in excess of billings on this contract were(pounds)0 and
     (pounds)175,000 as of October 31, 1996 and 1995, respectively. Through
      October 31, 1996, cumulative costs of(pounds)2,110,000, revenues of (pounds)3,360,000 and billings of(pounds)3,360,000 have been recorded under the contract.

      Foreign Currency Transactions - Some transactions of the Company and its subsidiaries are made in U.S. dollars. (Gains) and losses from these transactions are included in income as they occur. Net currency transaction losses included in determining selling, general, administrative and other expenses amounted to(pounds)5,000,(pounds)109,000 and(pounds)85,000 in 1996, 1995 and 1994, respectively.

      Research and Development - Research and development expenses are charged to the statement of operations in the period in which they are incurred. Research and development expenses amounted to(pounds)1,128,000,
     (pounds)682,000 and(pounds)452,000, in 1996, 1995 and 1994, respectively.

      Provision for Warranty Claims - Estimated warranty expense is charged at the time of sale of the warranted products. Warranty expenses have not been significant to the Company.

      Earnings (Loss) Per Share - Earnings (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the year.

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may likely differ from those estimates and assumptions, and such differences, if any, are not expected to be significant.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

      Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Under SFAS No. 123, the Company is permitted to continue to account for stock-based transactions under the previous accounting provisions provided by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but would be required to disclose in a note to the consolidated financial statements pro forma net income and income per share information as if the Company had applied the new method of accounting.

      The Company has determined that it will continue to account for stock-based transactions under APB No. 25 and will provide the disclosures required by SFAS No. 123 during the fiscal year ending October 31, 1997.

      U.S. Dollar Equivalent Financial Information - The translation to U.S. dollars as of and for the year ended October 31, 1996 is for convenience only and was based on the noon buying rate in New York City for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York as of October 31, 1996, the last trading day during the Company's year ended October 31, 1996. This rate was $1.6278 to(pounds)1.00. This translation should not be construed as a representation that the
     (pounds)1.00 sterling amounts actually represented, have been, or could be, converted into dollars at this or any other rate.

      Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

3. SPECIAL CHARGES

      During the year ended October 31, 1996, the Company recorded pre-tax special charges of(pounds)1,624,000 primarily relating to fixed and intangible asset impairment provisions for certain obsolete and/or under performing products and(pounds)1,097,000 primarily relating to an accrual for settlement of shareholder litigation and related legal fees (see Note
      12).

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

4. INVENTORY

                                         October 31,
                                   ----------------------
                                     1996            1995
                                        (In Thousands)

      Raw materials             (pounds)  1,051 (pounds)  2,471
      Work-in-progress                      730           1,233
      Finished goods                      1,057           1,589
                                          -----           -----

                                (pounds)  2,838 (pounds)  5,293
                                          =====           =====

      The inventory write-downs of(pounds)1,473,000 for the year ended October 31, 1996 are the result of determining certain inventory items to be obsolete and/or under performing due to market conditions.

5. INTANGIBLE AND OTHER ASSETS

                                                         October 31,
                                                   ----------------------
                                                     1996           1995
                                                        (In Thousands)


Developed software                                  2,463           2,070
Intangible and other assets                         1,795           1,652
                                                   ------          ------
Total intangible and other assets                   4,258           3,722
Accumulated amortization                           (1,918)         (1,152)
                                                   ------          ------

Intangible and other assets, net         (pounds)   2,340 (pounds)  2,570
                                                    =====           =====

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

6. PROPERTY AND EQUIPMENT



                                                         October 31,
                                                  -----------------------
                                                    1996            1995
                                                       (In Thousands)

Leasehold improvements                   (pounds)     218 (pounds)    111
Plant and machinery                                   717           1,459
Equipment, fixtures and fittings                      380             422
                                                    -----           -----

Total property and equipment                        1,315           1,992
Accumulated depreciation and amortization            (542)           (744)
                                                    -----           -----

Property and equipment, net              (pounds)     773 (pounds)  1,248
                                                    =====           =====

7. INCOME TAXES

      The Company accounts for income taxes under the provisions of SFAS No.
      109. Deferred income taxes are provided on temporary differences arising from the different treatment of items for financial statement and taxation purposes, which are expected to reverse in the future, calculated using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to an amount which is more likely than not to be realized. Substantially all of the Company's provision for income taxes is incurred in the United Kingdom.

      For the years noted below, the provision for income taxes consists of the following:

                                                     October 31,
                                    ------------------------------------------
                                         1996           1995             1994
                                                   (In Thousands)

      Currently payable      (pounds)   1,292 (pounds)  2,551 (pounds)  3,091
      Deferred                           (297)            (20)             38
                                        -----           -----           -----

                             (pounds)     995 (pounds)  2,531 (pounds)  3,129
                                        =====           =====           =====

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

      Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income:

                                                                               October 31,
                                                                ---------------------------------------
                                                                  1996            1995           1994
                                                                             (In Thousands)
Income tax (benefit) computed at U.S. corporate
  tax rate of 34%                                     (pounds)   (888) (pounds) 2,608 (pounds)  3,065
Adjustments attributable to:
  Valuation allowance                                           1,790             (54)           (106)
  Nondeductible expenses                                           65              53             198
  Foreign income taxed in the United States                        60               -              63
  Income tax rate differential between the United
    States and the United Kingdom                                 (32)            (76)            (91)
                                                               ------         -------         -------

    Total                                             (pounds)    995 (pounds)  2,531 (pounds)  3,129
                                                               ======         =======         =======

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

      The components of the Company's net deferred tax assets and (liabilities) as of October 31 are as follows:

                                                       1996           1995
                                                   -------------   ------------
                                                         (In Thousands)
Deferred tax liability:
  Differences between book and tax basis
    of property and equipment                 (pounds)      --   (pounds)  (110)
  Other                                                     --               (3)
                                                        -------         -------
                                                            --             (113)
                                                        -------         -------
Deferred tax asset:
  Intangibles                                               306              --
  Differences between book and tax basis
    of property and equipment                               300              --
  Net operating loss carry forwards                         219              28
  Tax credits carry forwards                                728              --
  Warranty provision                                         --               5
  Other                                                       3              24
  Inventories                                               404              --
  Accruals                                                  447              --
                                                        -------         -------
                                                          2,407              57
Valuation allowance                                      (2,166)             --
                                                        -------         -------
    Total                                     (pounds)      241 (pounds)    (56)
                                                        =======         =======

      The Company has not recognized deferred tax liabilities of(pounds)56,000 for the undistributed earnings of its United Kingdom subsidiaries at both October 31, 1996 and 1995, since the Company does not expect these earnings to be remitted to the United States in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover the undistributed earnings in a taxable manner, such as through receipt of dividends, a loan of the unremitted earnings to the Company or one of its U.S. affiliates, or a sale of the United Kingdom subsidiaries' stock. The accumulated net undistributed earnings of the Company's United Kingdom subsidiaries included in retained earnings were
     (pounds)7,300,000 and(pounds)6,700,000 at October 31, 1996 and 1995, respectively.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

8. SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

      Approximately 32%, 38% and 49% of sales in 1996, 1995 and 1994, respectively, were to British Telecommunications plc. The accounts receivable from British Telecommunications plc were(pounds)2,108,000 and
     (pounds)2,515,000 as of October 31, 1996 and 1995, respectively, and were collected pursuant to normal credit terms.

      The principal shareholder provided financial advisory, investment banking and other services for the Company. Effective January 1, 1995, the Company entered into a two-year agreement, which expired on December 31, 1996, whereby the Company paid $20,000 per month plus certain reimbursable expenses to the shareholder for financial advisory services.

      Fees and other expenses relating to the principal shareholder are as follows:

                                                         October 31,
                                             ----------------------------------
                                               1996         1995         1994
                                                       (In Thousands)

      Interest expense                 (pounds) --  (pounds) --  (pounds)  17
      Fees                                      155          206          405
      Out-of-pocket expenses                     57           34          189

      Costs incurred by the principal shareholder relating to the Stock Exchange and charged to the Company including fees for services, amounted to
     (pounds)98,000 in 1994. Costs incurred by the principal shareholder relating to the public offering and charged to the Company including fees for services, amounted to(pounds)90,000 in 1995.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

9. COMMITMENTS

      The Company leases certain property and equipment under noncancellable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancellable operating leases subsequent to October 31, 1996 are as follows:

      Years Ending October 31,                      (In Thousands)

      1997                                         (pounds)    267
      1998                                                     221
      1999                                                     172
      2000                                                     132
      2001                                                     108
      Thereafter                                               502
                                                            ------
      Total                                        (pounds)  1,402
                                                            ======

      Rent expense, including short-term leases, amounted to approximately (pounds)328,000,(pounds)277,000 and(pounds)168,000 in 1996, 1995 and 1994, respectively.

10. STOCK OPTION PLANS

      In April 1994, the Company's shareholders approved the Employee Stock Option Plan (the "Employee Plan"), providing for the granting of nonqualified and incentive stock options to all officers and key employees of the Company and its subsidiaries at prices which represent the closing market price at the grant dates. The aggregate number of shares which may be issued upon the exercise of options under the Employee Plan, as amended in February 1995, is 447,500 shares of Class A Common Stock.

      Options issued under the Employee Plan typically vest ratably over a five-year period. In the event of a "change in control" as defined in the Employee Plan, all outstanding options become fully vested and are subject to exercise. Incentive stock options and nonqualified stock options granted under the Employee Plan expire 10 years after the grant date unless an option holder's employment is terminated. Under such circumstances, the options expire from three months to one year from the date of employment termination.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

      In April 1994, the Company's shareholders also approved the Nonemployee Director Stock Option Plan (the "Director Plan"), providing for the granting of stock options to nonemployee members of the Company's Board of Directors at the closing market price at the grant dates. On April 1, 1995 and each anniversary date thereafter, each nonemployee director, who has served as a director for at least one year, will receive an option to purchase 2,500 shares of the Company's common stock. The aggregate number of shares which may be issued upon the exercise of options granted under the Director Plan is 62,500 shares of common stock.

      Options issued under the Director Plan fully vest one year after the grant date. In the event of a "change in control" as defined in the Director Plan, all outstanding options become fully vested and are subject to exercise. Options granted under the Director Plan expire 10 years after the grant date, unless an option holder ceases to be a director of the Company. Under such circumstances, the options expire three months from the date that the option holder ceases to be a director.

      At October 31, 1996 and 1995, 400,500 and 193,500 options under the Employee Plan have been granted to key employees of the Company at prices ranging between $5.75 and $15.00. Of these options, 55,000 have expired and been canceled, 85,300 are currently exercisable and the remaining options will become exercisable in 1997 through 2000 with the exception of certain options granted to a senior management employee which become fully exercisable upon the attainment of specified market prices for the Company's common stock for a period of 60 days. At October 31, 1996, 9,200 options under the Director Plan have been granted to directors of the Company at prices ranging between $4.63 and $5.13. None of these options have expired or are currently exercisable and the remaining options will become exercisable in 1997. Options to purchase 18,750 shares of Class A common stock at a price of $10.00 were granted as a finder's fee in connection with an acquisition. Of these options, 11,250 are currently exercisable and the remaining will become exercisable in 1997 through 1999.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                         October 31,
                                           -------------------------------------
                                                1996         1995          1994
                                                       (In Thousands)

Cash payments for interest           (pounds)     10 (pounds)   12 (pounds)   75
Cash payments for income taxes                 2,859         3,274         1,244


Supplemental Disclosures of Noncash Investing Activities

                                                           October 31,
                                                 -------------------------------
                                                  1996        1995         1994
                                                         (In Thousands)

Assets acquired in connection with
 capital leases                          (pounds)  -- (pounds) 61 (pounds)  --
Liabilities assumed in acquisitions                --          --          459

12. LITIGATION

      In July and August 1995, the Company received complaints in three separate purported lawsuits. The complaints which were consolidated into a single amended complaint, sought class action status and alleged violations arising under certain federal securities laws for alleged material misstatements and omissions in the prospectus associated with the Company's 1995 public offering. The Company and the individual defendants believe the allegations are untrue and without merit. The complaint was filed against certain of the Company's directors and executive officers, principal shareholder and underwriters. The complaint sought rescission and/or damages against all defendants including the awarding of costs and disbursements. The defendants filed a Motion to Dismiss and in January 1996, the defendants' Motion to Dismiss was granted and the case was dismissed. In February 1996, the plaintiffs appealed the Order of the U.S. District Court to the United States Court of Appeals. A settlement, effective October 24, 1996 was reached among the parties and has been approved by the court. Certain defendants will pay to a settlement fund approximately $2,100,000 ((pounds)1,290,000), which after certain costs and expenses will be paid to a class. The Company's contribution to the settlement fund will be $1,033,000 ((pounds)635,000), which together with related legal costs was expensed in 1996 (see Note 3). Accordingly, included in the line item "other accrued liabilities" on the accompanying Consolidated Balance Sheet at October 31, 1996 are accruals for the settlement of the litigation and related expenses amounting to $1,500,000 ((pounds)921,000).

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31,1996
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS

      On December 11, 1996, the Company announced that it has entered into a nonbinding Letter of Intent to acquire a majority interest in Broadband Networks, Inc., a company located in State College, Pennsylvania. Completion of the transaction is subject to satisfaction of various conditions, including the parties entering into a definitive agreement, satisfactory due diligence investigations and approval by the Boards of Directors for both companies.

      On December 12, 1996, the Company announced that it has signed a commitment letter with a major regional bank for a $10,000,000 unsecured revolving credit facility. Completion of the transaction is subject to final approval by the Company's Board of Directors and execution of definitive documents.

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   EXHIBITS TO

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 1996

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-22920





================================================================================

                                  EXHIBIT INDEX

    Exhibit No.                                                         Page No.
    -----------                                                         --------

     2.1(1) Agreement of Stock Exchange dated November 3, 1993 among the stockholders of Bronzebase, Bronzebase and Numerex

     2.2(6) Agreement and Plan of Merger dated as of March 8, 1994 between Numerex Corp., a New York corporation, and Numerex Corp., a Pennsylvania corporation

     2.3(2) Agreement of Stock Exchange dated June 21, 1994 among Omega Technology Ltd., Digital Audio Limited and the Company

     2.4(3) Asset Purchase Agreement dated July 20, 1994 among CXR Corporation, CXR Telecom Corporation and the Company related to the purchase of certain assets of the Digilog division

     2.5(4) Asset Purchase Agreement dated November 30, 1994 between Versus Technology UK, Inc. and the Company.

     3.197) Amended and Restated Articles of Incorporation of the Company, as amended

     3.2(7)       Bylaws of the Company

    10.1(1) Purchase Agreement between Versus Technology UK and Bronzebase Limited dated July 13, 1992

    10.2(1) Employment Agreement between Kenneth F. Manser and Versus Technology UK (Management Compensation
                  Contract)

    10.3(1) $300,000 Promissory Note from Versus Technology UK to Dominion, dated December 15, 1992

    10.4(7)       Amendment to License Agreement between Base Ten
                  Systems, Inc. and Radionics, dated February 28, 1989

    10.5(1) License Agreement between Base Ten Systems, Inc. and Standard, July 22, 1987

    10.69(1)     Assignment and Assumption Agreement between Versus
                  Technology, Incorporated and Bronzebase, dated
                  August 19, 1993 regarding Standard Telephone &
                  Cables Pty.

    10.7          (Intentionally left blank)

    Exhibit No.                                                         Page No.
    -----------                                                         --------

    10.8(1) Assignment and Assumption Agreement between Versus Technology, Incorporated and Bronzebase, dated
                  August 19, 1993 regarding Radionics

    10.9(1) Agreement between British Telecom, Base Ten Systems Limited, Versus Technology UK, Versus Technology, Incorporated and Base Ten Systems Inc. dated
                  December 17, 1990 regarding Telecom RedCARE Network

    10.10(7) Agreement between British Telecom and Versus Technology U.K. dated September 26, 1995 relating to the supply of RedCARE system products (certain confidential information contained in this Agreement has been omitted pursuant to Rule 24b-2 and has been filed separately with the Securities & Exchange Commission)

    10.11(1) Amendment No. 1 to Loan Agreement between Versus Technology UK and Dominion, dated October 18, 1993

    10.12(1)      Versus Technology UK Pension and Death Benefit
                  Scheme (Management Compensation Plan)

    10.13(7) The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation
                  Plan)

    10.14 Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

    10.15(6)      Amended and Restated Stock Option Plan for
                  Non-Employee Directors (Management Compensation
                  Plan)

    10.16(2)      Registration Agreement between the Company and
                  Dominion dated July 13, 1992

    10.17(6) Engagement Letter Agreement between the Company and Dominion effective January 1, 1995

    10.18(6) Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

    10.19(6) Service Agreement between Digital Audio Limited and Peter I. Pritchett (Management Compensation
                  Contract)

    10.20         Employment Agreement between the Company and John J.
                  Reis, as amended (Management Compensation Contract)

    10.21(6)      Manufacturing Contract Agreement between
                  Semiconductor Ventures International Co., Ltd. and Digital Audio Limited

    Exhibit No.                                                         Page No.
    -----------                                                         --------

    10.22(7) Agreement for the Provision of Software and Services between British Telecom and Versus Technology U.K. dated September 7, 1995

    10.23(7) Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

    10.24         Severance Agreement between the Company and
                  Frederick C. Shay (Management Compensation Contract)

    10.25         Severance Agreement between the Company and Charles
                  L. McNew (Management Compensation Contract)

    10.26         Severance Agreement between the Company and Donald
                  M. Hooton (Management Compensation Contract)

    10.27         Incentive Compensation Program for fiscal 1997.
                  (Management Compensation Plan)

    10.28         Letter Amendment dated September 24, 1996 to
                  Agreement between British Telecom and Versus
                  Technology U.K. dated September 26, 1995.

    10.29 Agreement between Dominion and the Company relating to CellTel Data Services, Inc., dated October 15, 1996

    21            Subsidiaries of Numerex Corp.