Form 10-Q
period 1997-01-31
NUMEREX CORP /PA/
filed 1997-03-12
CIK 870753

UNITED
                                     STATES

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                                WASHINGTON D.C.
                                     20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR l 5(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                  Commission File Number
  January 31, 1997                                            0-22920
---------------------                                  ----------------------

                                 NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                    11-2948749
    ------------------------------                     --------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                               2360 Maryland Road
                             Willow Grove, PA 19090
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 892-0316
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month' (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No ___

As of the close of the period covered by this report, an aggregate of 11,202,492 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                                  NUMEREX CORP.

                                      INDEX

                                                                        Page
                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at January 31,
     1997 (unaudited) and October 31, 1996                                 4

Consolidated Statements of Operations (unaudited)
     for the three months ended January 31, 1997 and 1996                  5

Consolidated Statements of Cash Flows (unaudited)
     for the three months ended January 31, 1997 and 1996                  6

Notes to Consolidated Financial Statements (unaudited)                     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                12


Item 6.  Exhibits and Reports on Form 8-K                                 12

Signature Page                                                            13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  NUMEREX CORP.
                           CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)

                                                                                       JANUARY 31,                      October 31,
                                                                                          1997                              1996
                                                                                       (UNAUDITED)
                                                                                       -----------                      -----------

ASSETS

CURRENT ASSETS

     Cash and Cash Equivalents                                           (Pound Sterling)   17,620         (Pound Sterling)  18,459
     Accounts Receivable, net                                                                5,895                            5,397
     Inventory                                                                               2,601                            2,838
     Prepaid Expenses                                                                          143                              175
                                                                                            ------                           ------
                                                                                            26,259                           26,869

PROPERTY AND EQUIPMENT, NET                                                                    687                              773

INTANGIBLE AND OTHER ASSETS, NET                                                             2,228                            2,340
                                                                                            ------                           ------


                           TOTAL ASSETS                                  (Pound Sterling)   29,174         (Pound Sterling)  29,982
                                                                                            ======                           ======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                    (Pound Sterling)      905         (Pound Sterling)   1,425
     Income Taxes                                                                              184                              243
     Other Current Liabilities                                                               1,613                            2,014
                                                                                            ------                           ------


                           TOTAL LIABILITIES                                                 2,702                            3,682
                                                                                            ------                           ------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued 11,597,492                                             18,321                           18,321
     Treasury Stock, at cost, 395,000 shares at January 31,                                 (1,054)                            (848)
     1997 and 310,000 shares at October 31, 1996
     Accumulated Translation Adjustment                                                        209                               72
     Retained Earnings                                                                       8,996                            8,755
                                                                                            ------                           ------
                                                                                            26,472                           26,300
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                                    (Pound Sterling)  29,174          (Pound Sterling) 29,982
                                                                                            ======                           ======


See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)

                                                                                                  FOR THE THREE
                                                                                                   MONTHS ENDED
                                                                                                    JANUARY 31,
                                                                                    -----------------------------------------------

                                                                                                  1997                      1996
                                                                                               (UNAUDITED)               (UNAUDITED)
                                                                                               -----------               -----------
Net Sales                                                                           (Pound Sterling) 4,143    (Pound Sterling) 4,139

Cost of Sales                                                                                        2,201                     2,360
                                                                                                    ------                    ------
          GROSS PROFIT                                                                               1,942                     1,779

Selling, General, Administrative
and Other Expenses                                                                                   1,800                     1,763
                                                                                                    ------                    ------

          OPERATING INCOME                                                                             142                        16
Interest and Other Income (Expense)                                                                    223                       314
                                                                                                    ------                    ------
          INCOME BEFORE
          INCOME TAXES                                                                                 365                       330

Income Taxes                                                                                           124                       113
                                                                                                    ------                    ------
          NET INCOME                                                                (Pound Sterling)   241    (Pound Sterling)   217
                                                                                                    ======                    ======

EARNINGS PER SHARE                                                                  (Pound Sterling)   .02    (Pound Sterling)   .02
                                                                                                    ======                    ======
WEIGHTED AVERAGE SHARES OUTSTANDING                                                                 11,231                    11,597
                                                                                                    ======                    ======





See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)

                                                                                                  FOR THE THREE
                                                                                                   MONTHS ENDED
                                                                                                    JANUARY 31,
                                                                                   ------------------------------------------------

                                                                                       1997                             1996
                                                                                   (UNAUDITED)                       (UNAUDITED)
                                                                                   -----------                       -----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                        (Pound Sterling)    241           (Pound Sterling)    217
     Adjustments to reconcile net income
     to net cash provided by (used in)
       operating activities:
       Depreciation and Amortization                                                       321                               339
       Changes in current assets and liabilities which
       provided (used) cash:
          Accounts Receivable                                                             (498)                            1,506
          Inventory                                                                        237                              (162)
          Prepaid Expenses                                                                  32                              (162)
          Accounts Payable                                                                (520)                              (88)
          Other Current Liabilities                                                       (460)                             (829)
                                                                                        ------                            ------
       Net Cash Provided by (used in) Operating Activities                                (647)                              821
                                                                                        ------                            ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Fixed Assets                                                            (48)                             (137)
     Increase in Intangible Assets                                                         (83)                             (425)
                                                                                        -------                           ------
       Net Cash Used in Investing Activities                                              (131)                             (562)
                                                                                        -------                           ------

CASH FLOWS FROM FINANCING ACTIVITIES

     Purchase of Treasury Stock                                                           (206)                             --
                                                                                        ------                            ------
        Net Cash Used in Financing Activities                                             (206)                             --
                                                                                        ------                            ------
EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                                                                  145                               846
                                                                                        ------                            ------
     Net Increase (Decrease) in cash and cash equivalents                                 (839)                            1,105
CASH AND CASH EQUIVALENTS, BEGINNING                                                    18,459                            22,271
                                                                                        ------                            ------
 CASH AND CASH EQUIVALENTS, ENDING                                     (Pound Sterling) 17,620           (Pound Sterling) 23,376
                                                                                        ======                            ======


See Accompanying Notes to Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 may not be indicative of the results that may be expected for the year ending October 31, 1997. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 and the consolidated financial statements contained therein.

2.   Inventory.                     January 31              October 31,
                                       1997                     1996
                                    ----------              ------------
                                             (000's omitted)

(All amounts Pound Sterling)

     Raw materials                     708                      1,051
     Work-in-progress                  877                        730
     Finished goods                  1,016                      1,057
                                     -----                      -----
                                     2,601                      2,838
                                     =====                      =====

3.   Investment Considerations

In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, a copy of which can be obtained from Charles L. McNew, Chief Financial Of ficer, NumereX Corp., Rose Tree Corporate Center II, 1400 North Providence Road, Suite 5500, Media, PA 19063.

4.   Forward-looking Statements

     The information contained in the Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.


     Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

5.   Subsequent Events

     On February 28, 1997, the Company completed its acquisition of 100% of the outstanding common stock of Broadband Networks, Inc. ("BNI") for approximately $5,600,000. The acquisition will be accounted for using the purchase method of accounting. In addition, the Company invested $1,675,000 directly into BNI for working capital purposes. Certain employees of BNI will continue to hold BNI incentive stock options which, upon exercise, would entitle them to own approximately 18% of BNI's then outstanding common shares.

     The purchase price will be allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired will be recorded as goodwill, which will be amortized on a straight-line basis over 20 years.

     On February 12, 1997, the Company finalized a financing transaction and has entered into a $ 10,000,000 Revolving Credit Facility with PNC Bank, N.A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.

Three Months Ended
January 31,

                                                             1997     1996
Net sales:
  Derived Channel Systems ..............................     64.1%    69.4%
  Intrusion alarm and network products..................     35.9     30.6
                                                            -----    -----
    Total net sales.....................................    100.0    100.0
Cost of sales...........................................     53.1     57.0
Gross profit............................................     46.9     43.0
Selling, general, administrative and other..............     43.5     42.6
                                                            -----    -----
Operating income........................................      3.4      0.4
                                                            =====    =====
Net income..............................................      5.8%     5.2%
                                                            =====    =====

Results of Operations

Net sales were (Pound Sterling)4.1 million for the three months ended
January 31, 1997, virtually unchanged from the comparable period in 1996. There was a modest improvement in sales of intrusion alarm and network management products, which was somewhat offset by a slight reduction in Derived Channel product sales principally due to a decline in the sales of software development services to British Telecom.

Cost of sales decreased 6.7% to (Pound Sterling)2.2 million for the quarter ended January 31, 1997 as compared to (Pound Sterling)2.4 million for the comparable period in 1996. Gross profit as a percentage of net sales increased to 46.9% for the three months ended January 31, 1997 as compared to 43.0% for the comparable period in 1996. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products. Lower margin software development services decreased while higher margin network equipment sales increased.

Selling, general, administrative and other expenses were (Pound
Sterling)1.8 million for the quarter ended January 31, 1997 virtually unchanged from the comparable period in 1996.

Operating income increased to (Pound Sterling)0.14 million for the three months ended January 31, 1997 as compared to (Pound Sterling)0.02 for the comparable period in 1996.

Other income and expenses decreased 29.0% to (Pound Sterling)0.2 million for the quarter ended January 31, 1997 as compared to (Pound Sterling)0.3 million for the comparable period in 1996. The decrease was principally related to a decline in interest income generated from temporary cash investments.

The effective income tax rate was 34.0% for the quarters ended January 31, 1997 and 1996, respectively.

The increase in gross profit margin and operating income which was somewhat offset by a decrease in other income and expenses were the principal reasons for an increase in net income of 11.1% to (Pound Sterling)0.24 million as compared to (Pound Sterling)0.22 million for the comparable period in 1996.

As a result of an on-going stock buyback program, weighted average shares outstanding declined to 11.2 million shares for the quarter ended January 31, 1997 as compared to 11.6 million shares for the comparable period in 1996.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from anticipated cash flows from future operations and the proceeds from a public offering completed in April 1995. Net cash used in operating activities was (Pound Sterling)0.65 million for the quarter ended January 31, 1997 principally due to a settlement payment in conjunction with a shareholder litigation matter. Net cash provided by operations for the quarter ended January 31, 1996 was (Pound Sterling)0.82 million.

Net cash used in investing activities decreased to (Pound Sterling)0.13 million for the quarter ended January 31, 1997 as compared to (Pound Sterling)0.56 million for the comparable period in 1996. The decline from 1996 was primarily due to reductions in amounts invested in capitalized software.

Net cash used in financing activities for the quarter ended January 31, 1997 was (Pound Sterling)0.21 million due to the purchase of treasury stock. No cash was used in financing activities for the quarter ended January 31, 1996.

The Company has working capital balances of (Pound Sterling)23.6 million and (Pound Sterling)23.2 million, respectively, as of January 31, 1997 and October 31, 1996.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital and cash provided by operating activities. In order to fund an expansion of its Derived Channel System business (including an effort to increase market penetration in North America, Western Europe, and the Pacific Rim and expand into other parts of the world), the Company may require significantly greater capital investments than it has in the past. Presently, the Company has no material commitments for capital expenditures.

The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April, 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1997. From these sources, the Company has used approximately $5.6 million to complete the purchase of BNI. Cash requirements for future expansion of the Company's operations will be evaluated on an as needed basis. The Company does not expect that such expansion will have a materially negative impact on the Company's ability to fund its existing operations.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In July and August 1995, the Company received complaints in three separate purported lawsuits. The complaints, which were consolidated into a single amended complaint, sought class action status and alleged violations arising under certain federal securities laws for alleged material misstatements and omissions in the prospectus associated with the Company's 1995 public offering. The Company and the individual defendants believe the allegations are untrue and without merit. The complaint was filed against certain of the Company's directors and executive of ficers, principal shareholder and underwriters. The complaint sought rescission and/or damages against all defendants, including the awarding of costs and disbursements. The defendants filed a Motion to Dismiss and in January 1996, the defendants' Motion to Dismiss was granted and the case was dismissed. In February 1996, the plaintiffs appealed the Order of the U.S. District Court to the United States Court of Appeals. A settlement, effective October 24, 1996 was reached among the parties and final court approval was received on March 3, 1997. Certain defendants paid $2.1 million to a settlement fund, which will be paid to a class. The Company's contribution to the settlement fund was $1,033,340.

Item 2. Changes in Securities.

`    None - not applicable.

Item 3. Defaults Upon Senior Securities.

     None - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     None - not applicable.

Item 5. Other Information.

     On February 12, 1997, the Company entered into a financing transaction whereby it received a $10 million Revolving Credit Facility from PNC Bank, N.A. Pursuant to the facility, the Company and its subsidiaries, DCX Systems Inc., Digilog, Inc. and NumereX Investment Corp. are borrowers and 65% of the stock of Bronzebase Limited, Digital Audio Limited and a to be formed Canadian subsidiary have or will be pledged as collateral security under the facility.

Item 6. Exhibits and Reports on Form 8K.

     Financial Data Schedule

     Loan agreement between NumereX Corp., DCX Systems, Inc., Digilog, Inc., NumereX Investment Corp., and PNC Bank, N.A. dated February 12, 1997.

     Convertible Line of Credit Note in the amount of $10,000,000 by the Company, DCX Systems, Inc., and Digilog Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NUMEREX CORP.
                                  ------------
                                  (Registrant)

Date:   March 11, 1997                   By: /s/ John J. Reis
      -------------------------             --------------------------------
                                                 JOHN J. REIS
                                                 President and
                                                 Chief Executive Of ficer

Date:   March 11, 1997                   By: /s/ Charles L. McNew
      -------------------------             --------------------------------
                                                 CHARLES L. McNEW
                                                 Chief Financial Officer and
                                                 Chief Accounting Of ficer