Form 10-Q
period 1997-04-30
NUMEREX CORP /PA/
filed 1997-06-12
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
   April 30, 1997                                             0-22920
---------------------                                   ----------------------


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         11-2948749
------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                               2360 Maryland Road
                             Willow Grove, PA 19090
                             ----------------------
                    (Address of principal executive offices)


                                 (610) 892-0316
                              --------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|      No ___

As of the close of the period covered by this report, an aggregate of 11,102,492 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                      Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at April 30, 1997
  (unaudited) and October 31, 1996                                           4

Condensed Consolidated Statements of  Operations (unaudited)
  for the three months and six months ended April 30, 1997 and 1996          5

Condensed Consolidated Statements of Cash Flows (unaudited)
  for the six months ended April 30, 1997 and 1996                           6

Notes to Condensed Consolidated Financial Statements (unaudited)         7 - 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10 - 12

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 2. Changes in Securities                                                13

Item 3. Defaults Upon Senior Securities                                      13

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 5. Other Information                                                    13

Item 6. Exhibits and Reports on Form 8-K                                     13

Signature Page                                                               14

PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

                         NUMEREX CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)

                                                    April 30,     October 31,
                                                      1997            1996
                                                   (UNAUDITED)
                                                   ------------   -----------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                        19,643             18,459
     Accounts Receivable, net                          4,629              5,397
     Inventory                                         3,227              2,838
     Prepaid Expenses                                    199                175
                                                     -------            -------
                                                      27,698             26,869

PROPERTY AND EQUIPMENT, NET                              920                773

GOODWILL, NET                                          3,768                612
INTANGIBLE AND OTHER ASSETS, NET                       1,709              1,728
                                                     -------            -------
          TOTAL ASSETS                                34,095             29,982
                                                     =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-Term Debt                                     485               --
     Accounts Payable                                  1,694              1,425
     Income Taxes                                        744                243
     Other Current Liabilities                         1,825              2,014
                                                     -------            -------
           TOTAL CURRENT LIABILITIES                   4,748              3,682
                                                     -------            -------
LONG-TERM DEBT                                         2,770               --
                                                     -------            -------

           TOTAL LIABILITIES                           7,518              3,682
                                                     -------            -------

SHAREHOLDERS' EQUITY
    Class A, Common Stock - no par value;
      authorized 30,000,000; issued 11,597,492        18,321             18,321
    Treasury Stock, at cost, 495,000 shares
      at April 30,                                    (1,314)              (848)
    1997 and 310,000 shares at October 31, 1996
    Accumulated Translation Adjustment                   119                 72
    Retained Earnings                                  9,451              8,755
                                                     -------            -------
                                                      26,577             26,300
                                                     -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                34,095             29,982
                                                     =======            =======


See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)

                                              FOR THE THREE               FOR THE SIX
                                               MONTHS ENDED               MONTHS ENDED
                                                APRIL 30,                   APRIL 30,

                                           1997          1996           1997           1996
                                           ----                         ----
                                        (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)


Net Sales                                   5,145         5,374         9,288         9,513

Cost of Sales                               2,635         2,868         4,836         5,229
                                           ------        ------        ------        ------
          GROSS PROFIT                      2,510         2,506         4,452         4,284

Selling, General, Administrative
and Other Expenses                          1,980         1,962         3,780         3,725
                                           ------        ------        ------        ------

          OPERATING INCOME                    530           544           672           559

Interest and Other Income (Net)               160           244           383           559
                                           ------        ------        ------        ------

          INCOME BEFORE
          INCOME TAXES                        690           788         1,055         1,118

Provision for Income Taxes                    235           268           359           381
                                           ------        ------        ------        ------

          NET INCOME                          455           520           696           737
                                           ======        ======        ======        ======

EARNINGS PER SHARE                            .04           .04           .06           .06
                                           ======        ======        ======        ======

WEIGHTED AVERAGE SHARES OUTSTANDING        11,176        11,597        11,204        11,597
                                           ======        ======        ======        ======





See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)


                                                                       FOR THE SIX
                                                                       MONTHS ENDED
                                                                         APRIL 30,

                                                                    1997            1996
                                                                 (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                      696             737
     Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
       Depreciation and Amortization                                 715             618
       Changes in current assets and liabilities
       which provided (used) cash:
          Accounts Receivable                                      1,051            (718)
          Inventory                                                  135             532
          Prepaid Expenses                                           (10)           (208)
          Accounts Payable                                            71            (105)
          Other Current Liabilities                                  191            (159)
                                                                  ------          ------
        Net Cash Provided by Operating Activities                  2,849             697
                                                                  ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Fixed Assets                                     (137)           (157)
     Increase in Intangible Assets                                  (411)         (1,109)
     Acquisition of Business, Net of Cash                         (3,547)           --
                                                                  ------          ------
        Net Cash Used in Investing Activities                     (4,095)         (1,266)
                                                                  ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in Short-Term Debt                                      72            --
     Proceeds from Long-Term Debt                                  2,770            --
     Purchase of Treasury Stock                                     (466)           --
     Dividends Paid                                                 --              (379)
                                                                  ------          ------
        Net Cash Provided by (Used in) Financing
        Activities                                                 2,376            (379)
                                                                  ------          ------
EFFECT OF EXCHANGE DIFFERENCES ON CASH AND CASH
EQUIVALENTS                                                           54             867
                                                                  ------          ------
        Net Increase (Decrease) in cash and cash equivalents       1,184             (81)

CASH AND CASH EQUIVALENTS, BEGINNING                              18,459          22,271
                                                                  ------          ------

CASH AND CASH EQUIVALENTS, ENDING                                 19,643          22,190
                                                                  ======          ======


See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   Basis of Financial Statement Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1997 may not be indicative of the results that may be expected for the year ending October 31, 1997. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 and the consolidated financial statements contained therein.

     On February 28, 1997, the Company completed its acquisition of 100% of the outstanding common stock of Broadband Networks, Inc. ("BNI") for approximately (Pounds Sterling)3,447,000 ($5,600,000). The acquisition was accounted for using the purchase method of accounting. In addition, the Company invested (Pounds Sterling)1,031,000 ($1,675,000) directly into BNI for working capital purposes. Certain employees of BNI will continue to hold BNI incentive stock options which, upon exercise, would entitle them to own approximately 18% of BNI's then outstanding common shares.

     The purchase price of BNI was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill, which will be amortized on a straight-line basis over 20 years.

     In March, 1997, the Company announced that it has entered into a non-binding Letter of Intent to acquire a minority interest in Uplink Technologies, located in Marietta, Georgia. Completion of the transaction is subject to the satisfaction of various conditions, including the parties entering into a definitive agreement, satisfactory due diligence investigations, and approval by the Board of Directors of both companies.

2.         Inventory.

                                     April 30,       October 3l,
                                       l997             l996
                                     ---------       -----------
                                   (pounds sterling 000's omitted)

           Raw materials               1,087            1,051
           Work-in-progress            1,102              730
           Finished goods              1,038            1,057
                                       -----            -----
                                       3,227            2,838
                                       =====            =====

3.   Revolving Credit Facility

     The Company has a revolving credit facility which provides for maximum borrowings of $10,000,000 and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the banks prime lending rate less .25% or LIBOR plus 1.25%.

     On April 30, 1997, there were outstanding borrowings of approximately (pounds sterling)2.8 ($4.5) million at an interest rate of 6.875%. In addition, there was (pounds sterling)0.5 million outstanding short-term debt related to borrowings of acquired business.

4.   Investment Considerations

     In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, a copy of which can be obtained from Charles L. McNew, Chief Financial Officer, NumereX Corp., 2360 Maryland Road, Willow Grove, Pennsylvania, 19090.

5.   Forward-looking Statements

     The information contained in the Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

     Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

6.   New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share, which replaces primary earnings per share, excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.

     Diluted earnings per share will include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method at an average market price for the Company's common stock.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company for the first quarter of fiscal 1998 ending January 31, 1998, all prior quarters' earnings per share information will be required to be restated.

     Assuming that SFAS No. 128 had been implemented, the pro forma amounts of basic earnings per share and diluted earnings per share would not have differed from earnings per share disclosed in the accompanying unaudited condensed consolidated statements of operations.

7.   Subsequent Events

     On May 8, 1997, the Company sold all of the stock of its wholly-owned subsidiary, DA Systems Ltd. (DA), to Detection Systems, Inc. (DSI) of Rochester, NY (NASDAQ: DETC). In exchange for the stock of DA, NumereX has, subject to post closing adjustments, received 226,168 shares of DSI common stock valued at $17.00 per share. In addition, NumereX retained (pounds sterling)1.4 ($2.3) million of DA cash. With respect to the DSI common stock, NumereX has been granted registration rights and can require DSI to repurchase the shares on July 1, 1998 for (pounds sterling)2.4 ($3.9) million plus interest. In a companion transaction, a subsidiary of NumereX entered into a License Agreement with DSI whereby DSI may manufacture and supply certain products in return for royalty payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Condensed Consolidated Statements of Operations.


                                                          Three Months Ended              Six Months Ended
                                                               April 30,                      April 30,
                                                         --------------------            --------------------
                                                         1997            1996            1997            1996
                                                         ----            ----            ----            ----
Net sales:
  Derived Channel Systems ...................             53.5%           76.6%           58.2%           73.5%
  Intrusion alarm, network, and
  broadband products ........................             46.5            23.4            41.8            26.5
                                                         -----           -----           -----           -----
      Total net sales .......................            100.0           100.0           100.0           100.0
Cost of sales ...............................             51.2            53.4            52.1            55.0
                                                         -----           -----           -----           -----
Gross profit ................................             48.8            46.6            47.9            45.0
Selling, general, administrative and other...             38.5            36.5            40.7            39.2
                                                         -----           -----           -----           -----
Operating income ............................             10.3            10.1             7.2             5.8
                                                         =====           =====           =====           =====
Net income ..................................              8.8%            9.7%            7.5%            7.7%
                                                         =====           =====           =====           =====



Results of Operations

Net sales decreased 4.3% to (pounds sterling)5.1 million for the quarter ended April 30, 1997, as compared to (pounds sterling)5.4 million for the comparable period in 1996. For the six months ended April 30, 1997, net sales decreased 2.4% to (pounds sterling)9.3 million as compared to (pounds sterling)9.5 million for the comparable period in 1996. There was a reduction in Derived Channel product sales principally due to a decline in the sales of software development services to British Telecom which was somewhat offset by a modest improvement in sales of intrusion alarm and network management products, as well as the inclusion of sales of broadband products and services.

Cost of sales decreased 8.1% to (pounds sterling)2.6 million for the quarter ended April 30, 1997 and decreased 7.5% to (pounds sterling)4.8 million for the six months ended April 30, 1997 as compared to (pounds sterling)2.9 million and (pounds sterling)5.2 million, respectively, for the comparable periods in 1996. Gross profit as a percentage of net sales increased to 48.8% and 47.9%, respectively, for the three and six month periods ended April 30, 1997 as compared to 46.6% and 45.0%, respectively, for the comparable periods in 1996. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products, principally due to the decline of lower margin software development services.

Selling, general, administrative and other expenses were (pounds sterling)2.0 million and (pounds sterling)3.8 million, respectively, for the three and six months ended April 30, 1997 virtually unchanged from the comparable periods in 1996.

Operating income was (pounds sterling)0.5 million for the quarter ended April 30, 1997 virtually unchanged from the comparable period in 1996. Operating income for the six month period ended April 30, 1997 increased 20.0% to (pounds sterling)0.7 million as compared to (pounds sterling)0.6 million for the comparable periods in 1996.

Other income and expenses decreased 34.4% and 31.4%, respectively, to (pounds sterling)0.2 million and (pounds sterling)0.4 million, respectively, for the three and six month periods ended April 30, 1997 as compared to (pounds sterling)0.2 million and (pounds sterling)0.6 million, respectively, for the comparable periods in 1996. The decreases were principally related to a decline in interest income generated from temporary cash investments and the inclusion of interest expense on the Revolving Credit Facility which was used in conjunction with the BNI acquisition.

The effective income tax rate was 34% for the three and six month periods ended April 30, 1997 and 1996.

The decrease in interest and other income (net), which was somewhat offset by an increase in gross profit margin and operating income, was the principal reason for a decrease in net income of 12.5% and 5.6%, respectively, to (pounds sterling)0.5 million and (pounds sterling)0.7 million, respectively, for the three and six month periods ended April 30, 1997, as compared to (pounds sterling)0.5 million and (pounds sterling)0.7 million for the comparable periods in 1996.

As a result of an on-going stock buyback program, weighted average shares outstanding declined to 11.2 million shares for the three and six month periods ended April 30, 1997 as compared to 11.6 million shares for the comparable periods in 1996.


Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from anticipated cash flows from future operations, proceeds from a public offering completed in April 1995 and the proceeds from the Revolving Credit Facility. Net cash provided by operating activities increased to (pounds sterling)2.8 million for the six months ended April 30, 1997 as compared to (pounds sterling)0.7 million for the comparable period in 1996, principally due to a decrease in outstanding accounts receivable which was somewhat offset by changes in other working capital.

Net cash used in investing activities increased to (pounds sterling)4.1 million for the six months ended April 30, 1997 as compared to (pounds sterling)1.3 million for the comparable period in 1996, principally due to the acquisition of Broadband Networks, Inc. which was somewhat offset by reductions in amounts invested in capitalized software.

Net cash provided by financing activities increased to (pounds sterling)2.4 million for the six months ended April 30, 1997, principally due to the borrowings under the Revolving Credit Facility which was somewhat offset by the purchase of treasury stock. Net cash used by financing activities for the six months ended April 30, 1996 was (pounds sterling)0.4 million.

The Company has working capital balances of (pounds sterling)23.0 million and (pounds sterling)23.2 million, respectively, as of April 30, 1997 and October 31, 1996.

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

The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April, 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1997. From these sources, the Company has used approximately (pounds sterling)3.5 million to complete the purchase of BNI. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis. The Company does not expect that such expansion will have a materially negative impact on the Company's ability to fund its existing operations.


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

           None - not applicable.

Item 2.    Changes in Securities.

           None - not applicable.

Item 3.    Defaults Upon Senior Securities.

           None - not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           The Annual Meeting of shareholders was held on February 27, 1997. In addition to the election of Directors, the following proposal was considered at the meeting and received the number of votes indicated:

           1. Proposal to increase the number of shares of common stock for issuance under the Company's Employee Stock Option Plan:

                   For                 Against             Abstain
                   ---                 -------             -------
                10,002,227             147,127              41,409


Item 5.    Other Information.

           None - not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           1. For 8-K - Date of Report (February 21, 1997) - Item 5. Other events, regarding Stock Purchase Agreement between Broadband Networks Inc. and the Company.

           2. Form 8-K - Date of Report (February 28, 1997) - Item 2. Acquisition on Disposition of Assets, regarding completion of acquisition of stock of Broadband Networks, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NUMEREX CORP.
                                  (Registrant)

Date:             June 12, 1997                      By: /s/ John J. Reis
       -------------------------------------             -------------------
                                                         JOHN J. REIS
                                                         President and
                                                         Chief Executive Officer


Date:             June 12, 1997                      By: /s/ Charles L. McNew
       -------------------------------------             -----------------------
                                                         CHARLES L. McNEW
                                                         Chief Financial Officer
                                                         and Chief Accounting
                                                         Officer