Form 10-Q
period 1997-07-31
NUMEREX CORP /PA/
filed 1997-09-15
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
   July 31, 1997                                                 0-22920
---------------------                                     ----------------------


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                                11-2948749
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                               2360 Maryland Road
                             Willow Grove, PA 19090
                             ----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 892-0316
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No
     ----        ----

As of the close of the period covered by this report, an aggregate of 10,937,592 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.



                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                      Page
                                                                                                      ----
Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at July 31,
     1997 (unaudited) and October 31, 1996                                                               4

Condensed Consolidated Statements of Operations (unaudited)
     for the three months and the nine months ended July 31, 1997 and 1996                               5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the three months and the nine months ended July 31, 1997 and 1996                               6

Notes to Condensed Consolidated Financial Statements (unaudited)                                         7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                 11

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            15

Item 2.    Changes in Securities                                                                        15

Item 3.    Defaults Upon Senior Securities                                                              15

Item 4.    Submission of Matters to a Vote of Security Holders                                          15

Item 5.    Other Information                                                                            15

Item 6.    Exhibits and Reports on Form 8-K                                                             15

Signature Page                                                                                          16



PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

                         NUMEREX CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)

                                                           July 31,
                                                             1997    October 31,
                                                         (UNAUDITED)     1996
                                                         ----------  -----------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                             14,993       18,459
     Accounts Receivable, net                               3,557        5,397
     Note Receivable                                        2,301           --
     Inventory                                              2,622        2,838
     Prepaid Expenses                                       1,718          175
                                                           ------       ------
                                                           25,191       26,869

PROPERTY AND EQUIPMENT, NET                                 1,081          773

GOODWILL, NET                                               3,653          612
INTANGIBLE AND OTHER ASSETS, NET                            3,148        1,728
                                                           ------        -----

                   TOTAL ASSETS                            33,073       29,982
                                                           ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-Term Debt                                           22           --
     Accounts Payable                                       1,499        1,425
     Income Taxes                                             820          243
     Other Current Liabilities                              1,358        2,014
                                                           ------       ------
                   TOTAL CURRENT LIABILITIES                3,699        3,682
                                                           ------       ------
LONG-TERM DEBT                                              2,742           --
                                                           ------       ------

                   TOTAL LIABILITIES                        6,441        3,682
                                                           ------       ------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued 11,597 ,492           18,321       18,321
     Treasury Stock, at cost, 659,900 shares at July 31,
       1997 and 310,000 shares at October 31, 1996         (1,834)        (848)
     Accumulated Translation Adjustment                      (162)          72
     Retained Earnings                                     10,307        8,755
                                                           ------       ------
                                                           26,632       26,300
                                                           ------       ------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                     33,073       29,982
                                                          =======       ======


See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)



                                                              FOR THE THREE                  FOR THE NINE
                                                              MONTHS ENDED                   MONTHS ENDED
                                                                 JULY 31,                       JULY 31,


                                                 1997                                   1997
                                                 ----               1996                ----               1996
                                             (UNAUDITED)         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                             -----------         -----------        -----------        -----------
Net Sales                                       4,075               4,698              13,363             14,211

Cost of Sales                                   1,819               2,367               6,655              7,595
Inventory Oblolescence Charge                      --                 927                  --                927
                                               ------              ------              ------             ------
          GROSS PROFIT                          2,256               1,404               6,708              5,689

Selling, General, Administrative
  and Other Expenses                            1,646               2,137               5,426              5,862
Special Charges                                    --               1,151                  --              1,151
                                               ------              ------              ------             ------
          OPERATING INCOME (LOSS)                 610              (1,884)              1,282             (1,324)

Interest and Other Income (Net)                   708                 285               1,091                843
                                               ------              ------              ------             ------
          INCOME LOSS BEFORE
            INCOME TAXES                        1,318              (1,599)              2,373               (481)

Provision for Income Taxes                        461                  54                 820                435
                                               ------              ------              ------             ------
          NET INCOME (LOSS)                       857              (1,653)              1,553               (916)
                                               ======              ======              ======             ======
EARNINGS (LOSS) PER SHARE                         .08                (.14)                .14               (.08)
                                               ======              ======              ======             ======

WEIGHTED AVERAGE SHARES OUTSTANDING            11,002              11,584              11,137             11,593
                                               ======              ======              ======             ======


See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)

                                                                                        FOR THE NINE
                                                                                        MONTHS ENDED
                                                                                          JULY 31,
                                                                            ------------------------------------
                                                                               1997                     1996
                                                                           (UNAUDITED)               (UNAUDITED)
                                                                           -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                              1,553                      (916)
     Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
       Depreciation and Amortization                                           978                     1,107
       Inventory Obsolescence & Special Charges                                 --                     2,078
       Gain on Disposition of Business                                        (474)                       --
       Changes in current assets and liabilities which
         provided (used) cash:
          Accounts Receivable                                                  488                        64
          Inventory                                                           (277)                      720
          Prepaid Expenses                                                  (1,529)                     (249)
          Accounts Payable                                                     868                      (313)
          Other Current Liabilities                                           (200)                     (178)
                                                                            ------                     -----
       Net Cash Provided by Operating Activities                             1,407                     2,313
                                                                            ------                     -----

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Fixed Assets                                               (261)                     (411)
     Increase in Intangible Assets                                            (795)                   (1,238)
     Acquisition of Business, Net of Cash                                   (3,547)                       --
     Investment in Business                                                 (1,260)                       --
                                                                            ------                     -----
       Net Cash Used in Investing Activities                                (5,863)                   (1,649)
                                                                            ------                     -----
CASH FLOWS FROM FINANCING ACTIVITIES

     Payment of Short -Term Debt                                              (391)                       --
     Proceeds from Long-Term Debt                                            2,742                        --
     Purchase of Treasury Stock                                               (986)                     (419)
     Dividends Paid                                                             --                      (753)
                                                                            ------                     -----
        Net Cash Provided by (Used in) Financing
          Activities                                                         1,365                    (1,172)
                                                                            ------                     -----
EFFECT OF EXCHANGE DIFFERENCES ON
  CASH AND CASH EQUIVALENTS                                                   (375)                      336
                                                                            ------                     -----
     Net Increase (Decrease) in cash and cash equivalents                   (3,466)                     (172)
CASH AND CASH EQUIVALENTS, BEGINNING                                        18,459                    22,271
                                                                            ------                    ------
CASH AND CASH EQUIVALENTS, ENDING                                           14,993                    22,099
                                                                            ======                    ======




See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.         Basis of Financial Statement Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1997 may not be indicative of the results that may be expected for the year ending October 31, 1997. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 and the consolidated financial statements contained therein.

           On February 28, 1997, the Company completed its acquisition of 100% of the outstanding common stock of Broadband Networks, Inc. ("BNI") for approximately (Pounds Sterling) 3,477,000 ($5,600,000). The acquisition was accounted for using the purchase method of accounting. In addition, the Company invested (Pounds Sterling) 1,031,000 ($1,675,000) directly into BNI for working capital purposes. Certain employees of BNI will continue to hold BNI incentive stock options which, upon exercise, would entitle them to own approximately 18% of BNI's then outstanding common shares.

           The purchase price of BNI was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill, which will be amortized on a straight-line basis over 20 years.

           On May 7, 1997, the Company sold all of the stock of its wholly-owned subsidiary, DA Systems Ltd. (DA), to Detection Systems, Inc. (DSI) of Rochester, NY (NASDAQ: DETC). In exchange for the stock of DA, NumereX, subject to post closing adjustments, has received 226,168 shares of DSI common stock valued at $17.00 per share. In addition, NumereX retained 1.4 (Pounds Sterling) ($2.3) million of DA cash. With respect to the DSI common stock, NumereX has been granted registration rights and can require DSI to repurchase the shares on July 1, 1998 for (Pounds Sterling) 2.3 ($3.8) million plus interest. Accordingly, the Company has recorded a (Pounds Sterling) 2.3 ($3.8) million note receivable. In a companion transaction, a subsidiary of NumereX entered into a License Agreement with DSI whereby DSI may manufacture and supply certain products in return for royalty payments.

           On July 17, 1997, the Company invested (Pounds Sterling) 609,385 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. Due to the Company's inability to exert control or significant influence over the operations of Uplink, the Company accounted for the investment in Uplink using the cost method of accounting. In addition, the Company has extended Uplink a $5,000,000 Line of Credit which can be drawn against a defined set of milestones over a 24 month period. Various options contained in the agreements provide the Company a means of acquiring a controlling interest in Uplink.

2.         Inventory.
                                                  July 31,        October
                                                    l997           l996
                                                  -------         -------
                                                       (000's omitted)
                                              (IN THOUSANDS POUNDS STERLING)
           Raw materials                           1,085            1,051
           Work-in-progress                          288              730
           Finished goods                          1,249            1,057
                                                   -----            -----
                                                   2,622            2,838
                                                   =====            =====

           The inventory obsolescence charge of (Pounds Sterling)927,000 in the third quarter of 1996 was the result of determining certain inventory items to be obsolete due to market conditions.

3.         Revolving Credit Facility

           The Company has a revolving credit facility which provides for maximum borrowings of $10.0 (Pounds Sterling 6.1) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

           On July 31, 1997, there were outstanding borrowings of approximately (Pounds Sterling)2.7 ($4.5) million at an interest rate of 6.875%. In addition, there was (Pounds Sterling) 0.03 million outstanding short-term debt related to borrowings of an acquired business.

4.         Special Charges

           During the third quarter of 1996, the Company recorded pre-tax special charges of 1.2 million primarily relating to asset write-downs and accruals for certain obsolete products.

5.         New Accounting Pronouncements

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

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective November 1, 1998.

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company is evaluating whether the adoption of this statement will result in any changes to its presentation of financial data. The Company expects to adopt SFAS No. 131 effective November 1, 1998.

6.         Investment Considerations

           In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, a copy of which can be obtained from Charles L. McNew, Chief Financial Officer, NumereX Corp., 2360 Maryland Road, Willow Grove, Pennsylvania 19090.

7.         Forward-looking Statements

           The information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

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


                                                                   Three Months Ended        Nine Months Ended
                                                                         July 31,                 July 31,
                                                                  -------------------        -----------------
                                                                  1997           1996        1997         1996
                                                                  ----           ----        ----         ----
Net sales:
  Derived Channel Systems............................             61.2%          72.3%        59.1%        73.1%
  Intrusion alarm, broadband and network
    products (1).....................................             38.8           27.7         40.9         26.9
                                                                 -----          -----        -----        -----
      Total net sales................................            100.0          100.0        100.0        100.0
Cost of sales - Normal...............................             44.6           50.4         49.8         53.4
                Non-recurring........................               --           19.7           --          6.5
                                                                 -----          -----        -----        -----
Total Cost of Sales..................................             44.6           70.1         49.8         59.9
                                                                 -----          -----        -----        -----
Gross profit.........................................             55.4           29.9         50.2         40.1
Selling, general, administrative and other:
                 Normal..............................             40.4           45.5         40.6         41.2
                 Non-recurring.......................               --           24.5           --          8.1
                                                                 -----          -----        -----        -----
Total Selling, general, & administrative.............             40.4           70.0         40.6         49.3
                                                                 -----          -----        -----        -----
Operating income.....................................             15.0          (40.1)         9.6         (9.2)
                                                                 =====          =====        =====        =====

Net income...........................................             21.0%         (35.2%)       11.6%       (6.4%)
                                                                 =====          =====        =====        =====



1] The Company acquired BNI in March 1997 and sold DA in May 1997. The above table includes sales of broadband products only for the quarters ended April 30 and July 31, 1997 and intrusion alarm products for all periods through April 30, 1997. Accordingly, future results of operations will include broadband product sales, but will not include any intrusion alarm product sales.

Results of Operations

Net sales decreased 13.3% to (Pounds Sterling)4.1 million for the quarter ended July 31, 1997 as compared to (Pounds Sterling)4.7 million for the comparable period in 1996. For the nine months ended July 31, 1997, net sales decreased 6.0% to (Pounds Sterling)13.4 million as compared to 14.2 million for the comparable period in 1996. For both the quarter and nine month period ended July 31, 1997, there was a reduction in sales principally due to the elimination of DA Systems Ltd.'s net sales as a result of the sale of DA, effective May, 1997. These reductions in sales were partially offset by the inclusion of royalty revenue for the right to manufacture certain intrusion alarm products through a license agreement with the acquirer of DA, a modest improvement in sales of network management products, as well as the inclusion of sales of broadband products and services (from BNI which was acquired in March, 1997).

Total cost of sales decreased 44.8% to (Pounds Sterling)1.8 million for the quarter ended July 31, 1997 and decreased 21.9% to (Pounds Sterling)6.7 million for the nine months ended July 31, 1997 as compared to (Pounds Sterling)3.3 million and (Pounds Sterling)8.4 million, respectively, for the comparable period in 1996. The inventory obsolescence charge of (Pounds Sterling)0.9 million was a pre-tax charge recorded in the third quarter of 1996 as a result of determining certain inventory items to be obsolete due to market conditions relating primarily to network management and, to a lesser extent, intrusion alarm products. Gross profit as a percentage of net sales increased to 55.4% and 50.2%, respectively, for the three and nine month periods ended July 31, 1997 as compared to 29.9% and 40.0%, respectively, for the comparable periods in 1996. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products principally due to the elimination of DA Systems, Ltd., and its intrusion alarm product line and the absence of an inventory obsolescence charge in the current quarter and nine month period.

Total selling, general, administrative and other expenses decreased 49.9% and 22.6%, respectively, to (Pounds Sterling)1.6 million and (Pounds Sterling)5.4 million, respectively, for the three and nine months ended July 31, 1997 as compared to (Pounds Sterling)3.3 million and (Pounds Sterling)7.1 million, respectively, for the comparable periods in 1996. The decrease was principally related to the elimination of underperforming product lines and a decrease in legal and other expenses. In addition, special charges of (Pounds Sterling)1.2 million were recorded in the quarter ended July 31, 1996. These special charges related principally to asset write-downs and accruals for certain obsolete products. There were no special charges for the three and nine months ended July 31, 1997.

Operating income increased 132.4% and 196.8%, respectively, to (Pounds Sterling)0.6 million and (Pounds Sterling)1.3 million, respectively, for the three and nine month periods ended July 31, 1997 as compared to operating losses of (Pounds Sterling)1.9 million and 1.3 million, respectively, for the comparable periods in 1996. The increases in operating income were due to the increases in gross profit margins coupled with the decrease in selling, general, administrative and other expenses, and the absence of inventory obsolescence and special charges which occurred during 1996.

Other income and expenses increased 148.4% and 29.4%, respectively, to (Pounds Sterling)0.7 million and (Pounds Sterling)1.1 million, respectively, for the three and nine month periods ended July 31, 1997 as compared to (Pounds Sterling)0.3 million and (Pounds Sterling)0.8 million, respectively, for the comparable periods in 1996. The increases were principally related to the recognition of a gain on the sale of DA which was partially offset by a decline in interest income generated from temporary cash investments and the inclusion of interest expense on the Revolving Credit Facility which was used in conjunction with the BNI acquisition.

The effective income tax rates were 35.0% and 34.6%, respectively, for the three and nine months ended July 31, 1997. For the three and nine months ended July 31, 1996 the Company reported pre-tax losses. Tax provisions and liabilities were recorded for both periods in 1996 despite the pre-tax losses. The provisions were necessary because of the present uncertainty that the United States portion of the pre-tax losses will result in tax benefits. The losses may be recovered against earnings (if any) in future periods.

The increase in the Company's gross profit margins, and the decrease in selling, general, administrative and other expenses and the absence of inventory obsolescence and special charges resulted in net income of (Pounds Sterling)0.9 million and (Pounds Sterling)1.6 million, respectively, for the three and the nine month periods ended July 31, 1997, as compared to net losses of (Pounds Sterling)1.7 million and (Pounds Sterling)0.9 million, respectively, for the comparable periods in 1996.

As a result of the Company's stock buyback program, weighted average shares outstanding declined to 11.0 million and 11.1 million shares, respectively, for the three and nine month periods ended July 31, 1997 as compared to 11.6 million shares for both comparable periods in 1996.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities was (Pounds Sterling)1.4 million for the nine months ended July 31, 1997 as compared to (Pounds Sterling)2.3 million for the comparable period in 1996. The decrease from 1996 was primarily due to a settlement payment in conjunction with a shareholder litigation matter, payment of tax obligations and the absence of inventory obsolescence and special charges.

Net cash used in investing activities increased to (Pounds Sterling)5.9 million for the nine months ended July 31, 1997 as compared to (Pounds Sterling)1.7 million for the comparable period in 1996. The increase was primarily due to the acquisition of BNI and investment in Uplink.

Net cash provided by financing activities increased to (Pounds Sterling)1.4 million for the nine months ended July 31, 1997 as compared to cash used of (Pounds Sterling)1.2 million for the comparable period in 1996, principally due to the borrowings under the Revolving Credit Facility and the discontinuation of a cash dividend. The increase was partially offset by the increased purchases of treasury stock.

The Company had working capital balances of (Pounds Sterling)21.5 million and (Pounds Sterling)23.2 million as of July 31, 1997 and October 31, 1996, respectively.

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

The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1997. From these sources, the Company has used approximately (Pounds Sterling)3.5 million to complete the purchase of BNI. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

Foreign Currency

Currently, the Company's functional and reporting currency is British Pounds sterling because a substantial majority of the Company's net sales are presently generated in the United Kingdom. Although the Company does not have an ongoing currency hedging program in place, it occasionally hedges its operations selectively against fluctuations in foreign currency as needed. This occasional hedging is done primarily because a portion of the Company's production costs associated with its off-shore contract manufacturing are denominated in U.S. dollars while the bulk of its net sales are in British Pounds sterling. The Company uses forward U.S. dollar contracts which have a maximum term of six months and which are not material to the Company. The Company anticipates that it may utilize additional foreign currency contracts as needed to hedge against fluctuations in the exchange rate between the U.S. dollar and the British Pounds sterling. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company's results of operations or liquidity.

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

Item 6.    Exhibits and Reports on Form 8-K.

           1.  Form 8-K - Date of Report (May 7, 1997) - Item 2.

               Acquisition or Disposition of Assets - regarding sale of DA Systems Ltd. to Detection Systems, Inc.

           2.  Form 8-K - Date of Report (July 16, 1997) - Item 5

               Other events - regarding stock purchase agreement between Uplink Security, Inc. and the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NUMEREX CORP.
                                               -------------
                                               (Registrant)

Date:      September 15, 1997             By: /s/   John J. Reis
       -----------------------------           ---------------------
                                               JOHN J. REIS
                                               President and
                                                 Chief Executive Officer


Date:      September 15, 1997              By: /s/   Charles L. McNew
       -----------------------------           -------------------------
                                               CHARLES L. McNEW
                                               Chief Financial Officer and
                                                 Chief Accounting Officer