Form 10-K
period 1997-10-31
NUMEREX CORP /PA/
filed 1998-01-29
CIK 870753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
  (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 1997

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-22920
                                               -------


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


    100 Four Falls Corporate Center
              Suite 407
      Route 23 and Woodmont Road
    West Conshohocken, Pennsylvania                      19428-2961
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)



       Registrant's Telephone Number, Including Area Code: (610) 892-0316
                                                          ---------------
        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----
           Securities Registered Pursuant to Section 12(g) of the Act:


    Class A Common Stock, no par value                    10,914,592
    ----------------------------------         -----------------------------
             (Title of Class)                  (Number of Shares Outstanding
                                                  as of January 20, 1998)

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                         Yes [ X ]      No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is 37,395,342. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Annual Report to Shareholders for the year ended October 31, 1997 are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.


-----------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $6.00, the last reported sale price for the Company's Common Stock on January 16, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.


                                PRELIMINARY NOTE

     Unless otherwise indicated or the context otherwise requires: (i) the "Company" refers to Numerex Corp. and its wholly-owned subsidiaries, (ii) all references to Common Stock in this report refer to the Company's Class A Common Stock, (iii) all information in this report has been adjusted to reflect a five-for-two stock split paid in October 1994, (iv) all references in this report to fiscal years are to the Company's fiscal year ended October 31 of each year, and (v) all references in this report to "pounds sterling" or (Pound) are to British pounds sterling.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
Table of Contents.......................................................    (i)
Exchange Rate Data......................................................    (i)

                                     PART I

Item 1.   Business .....................................................      1
Item 2.   Properties ...................................................     24
Item 3.   Legal Proceedings.............................................     25
Item 4.   Submission of Matters to a Vote of Security Holders...........     25
Item 4.1  Certain Executive and Key Employees of the Registrant ........     25

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
             Matters....................................................     25
Item 6.   Selected Financial Data.......................................     26
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................     26
Item 8.   Financial Statements and Supplementary Data...................     26
Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure ..................................     26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ...........     27
Item 11.  Executive Compensation .......................................     27
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management ................................................     27
Item 13.  Certain Relationships and Related Transactions ...............     27

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K ..................................................     27
          List of Financial Statements .................................     27
          List of Exhibits .............................................     28
          Signatures ...................................................     32
          Index to Financial Statements ................................    F-1

                               EXCHANGE RATE DATA

     The following table sets forth certain exchange rates for British pounds sterling based on the noon buying rate in New York City for cable transfers, as certified for customs purposes by the Federal Reserve Bank of New York. Such rates are set forth as U.S. dollars per British pound sterling. On January 16, 1998, the noon buying rate was U.S. $1.6342 per (Pound)100.


                                               Fiscal Years Ended October 31,
                                            ------------------------------------
                                             1997      1996      1995      1994
                                            ------    ------    ------    ------
Exchange rate at end of period ...........  1.6743    1.6278    1.5805    1.6350
Average exchange rate during period ......  1.6444    1.5506    1.5884    1.5250
Highest exchange rate during period ......  1.7123    1.6278    1.6355    1.6368
Lowest exchange rate during period .......  1.6020    1.5083    1.5505    1.4615

     The Company currently publishes its consolidated financial statements in British pounds sterling, the functional currency of the country in which substantial majority of the Company's revenues are presently generated.


                                      (i)

                                     PART I

Item 1. Business.

                                   THE COMPANY

     Numerex is a telecommunications holding company comprised of business entities providing an array of information transport products and services. The Company's primary focus is on transport technologies representing wireline, broadband, and wireless communications. Through its transport technology business units, the Company has developed products and services for wireline communications (proprietary Derived Channel technology), broadband communications (Fiber Optic and proprietary EDCOMM software), and wireless communications (patented Cellemetry technology, through the Company's investment in Uplink). Additionally, the Company provides network management systems to operating telephone companies.

     The Company's primary strategic objectives are to:

     o    Increase coverage and penetration for all transport technologies.

     o Transition from product revenues to recurring revenue wherever possible.

     o    Acquire complimentary products, services, and technologies.

     o Acquire or develop applications which can profitably capitalize on deployed transport technologies.

     The Company's largest wireline communications customer, British Telecommunications plc ("British Telecom"), has been successfully deploying the Company's Derived Channel technology for the purposes of providing enhanced alarm reporting services to customers through its telephone network in the United Kingdom. The service, referred to by British Telecom as "RedCARE", now supports more than 270,000 subscribers and is available to more than 98% of the commercial marketplace in the United Kingdom.

     In 1997, the Company entered into commercial trials of its Derived Channel technology with Bell Canada for potential deployment of the technology throughout Bell Canada's territories, and with Telemonitoreo (including Telecom and Telefonica of Argentina) for potential deployment of the Derived Channel technology throughout Argentina.

     Building on the success of British Telecom's RedCARE system, the successful completion of the Canadian and Argentinian trials, and sales and marketing activities in other territories, the Company believes it is well positioned to expand the subscriber base of existing Derived Channel technology users and to sell new systems into other worldwide markets.

     The Company's Broadband Communications business unit provides systems design, products, integration services, installation and operator training for interactive voice, video, and data via fiber optic transport. The principal application for the Company's fiber optic transport expertise to date has been in the area of educational enhancement, through distance learning. With more than 1,000 existing distance learning and campus sites, serving more than 1.2 million students, the Company believes it is well positioned to capitalize on the public need for enhanced education and the anticipated growth of the distance learning market.

     The Company, through its investment in Uplink Security, Inc. ("Uplink"), is positioned to provide low cost, reliable, wireless transport utilizing BellSouth's proprietary Cellemetry technology. Cellemetry, as a means of data transport, combined with uniquely developed message processing and interface technologies, has positioned Uplink to become an industry leader in its initial application endeavor, low cost wireless alarm transport. Additionally, from an application perspective, Cellemetry is an excellent compliment to the Company's Derived Channel technology for security alarm transport purposes.

     The Company's Network Management products are used to test and monitor the performance of data and voice communications networks. The Company's high-end network fault management product line is marketed to customers in North America, South America, Western Europe, and the Pacific Rim. Through its network management products the Company has developed relationships with major telecommunications companies throughout the world.

     The Company's history began in July 1992 when Bronzebase Limited ("Bronzebase"), a newly formed corporation acquired 90% of the outstanding stock of Versus Technology Limited ("Versus Technology UK") and certain proprietary intellectual property rights, including rights to derived channel technology and rights to market such technology in certain countries, including the United Kingdom. Bronzebase acquired the remaining Versus Technology UK stock in September 1993. In February 1994, as a result of a stock exchange, Bronzebase and its subsidiary Versus Technology UK, became subsidiaries of Numerex Corporation.

     In July 1994, the Company acquired all of the outstanding stock of Digital Audio Limited ("DA Systems"). Also in July 1994, the Company purchased certain network management assets, through a newly formed subsidiary of the Company, Digilog Inc. ("Digilog"). In November 1994, the Company's subsidiary, DCX Systems, Inc. ("DCX Systems"), completed the acquisition of certain derived channel business assets, including the rights to manufacture, market and sell the Company's Derived Channel technology in North America, South America, Eastern Europe, and parts of the Pacific Rim. Along with these rights, the Company assumed relationships with six of the seven Regional Bell Operating Companies and GTE Corporation in the United States, each of which has purchased and installed systems using earlier versions of the Derived Channel technology.

     In February 1997, the Company acquired 100% of the outstanding stock of Broadband Networks, Inc. ("BNI") of State College, Pennsylvania. Certain employees of BNI hold stock options which if fully exercised will result in Numerex's interest being reduced to 82%. In addition, the Company has certain rights to purchase the shares upon exercise of the options.

     In May 1997, the Company sold all of the stock of its wholly owned subsidiary, DA Systems, to Detection Systems, Inc. ("DSI") of Rochester, N.Y. In a companion transaction, a subsidiary of the Company entered into a License Agreement with DSI whereby DSI may manufacture and distribute certain of the Company's products in the United Kingdom in return for royalty payments.

     In July 1997, the Company completed its initial investment in Uplink. This investment, conveyed a 19.5% of Uplink's common stock to the Company, provides for loans to Uplink against performance milestones, and provides certain options which could lead to the acquisition of a controlling interest in Uplink by the Company.

     The Company is a Pennsylvania Corporation with executive offices located at 100 Four Falls Corporate Center, Suite 407, Route 23 & Woodmont Road, West Conshochocken, Pennsylvania 19428-2961. The Company's telephone number is
(610) 941-2844.

                                  RISK FACTORS

     All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: competitive pressures, economic conditions, changes in consumer spending, currency exchange fluctuations, tariffs, political instability, interest rate fluctuations, trade restrictions, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document. This document contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Also, they include statements regarding increases in user and customer base (see Item 1. "Business" - "The Company", "Derived Channel System" and "Broadband Communications"); statements relating to expansion opportunities (see Item 1. "Business" - "The Company", "Derived Channel System" and "Broadband Communications"); statements related to growth through a variety of sales and marketing efforts, technological developments, the introduction of new and enhanced products and new product applications (see Item 1. "Business" - "The Company", "Derived Channel Systems", "Broadband Communications", "Wireless Communications" and "Network Management Products"); statements regarding positive results relating to acquisitions (see Item 1. "Business" - "The Company", "Derived Channel System" and "Broadband Communications"); statements regarding various aspects of competition (see Item 1. "Business" - "Derived Channel System" - "Competition", "Broadband Communications" "Competition" and "Network Management Products" - "Competition"); statements regarding future results of operations, profitability, exchange rates and activities relating thereto (see Item 7. "Management's Discussion and Results of Operations" - "General" and "Foreign Currency"); statements regarding increased interest and growth in industries and markets served by the Company and demand for the Company's product offerings (see Item 1. "Business" - "The Company", "Derived Channel Systems" and "Broadband Communications"); statements regarding sufficiency of cash flow, funding operations and availability of additional capital (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Liquidity and Capital Resources"); statements regarding the Company's ability to retain key employees (see Item 1. "Business" - "Derived Channel Systems" - "Sales and Marketing" and "Broadband Communications"); statements concerning the nature of applicable regulatory restrictions and limitations (see Item 1. "Business" - "General" - "Regulation"); and statements relating to the availability of supplies used in the Company's business (see Item 2. "Properties." Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Any investment in the Company's securities involves a high degree of risk. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company's reports previously filed with the Securities and Exchange Commission.

     The following factors, in addition to the other information contained in this report should be considered carefully in evaluating an investment in the Company.

     Limited Operating History; Acquisition History. The Company commenced operations in July 1992 with the acquisition of Versus Technology UK, which conducts the Company's Derived Channel

System business in the United Kingdom. The Company acquired its network management products business in July 1994. In November 1994, the Company acquired the rights to market its Derived Channel System in North America and several other worldwide markets. In addition, the Company acquired BNI in February 1997 and made an investment in Uplink in July 1997. Due to the Company's limited operating history and the limited history in connection with its recent acquisitions, there can be no assurance as to the level of gross profit margin or operating results which the Company will achieve, nor can there be any assurance that the Company's operations will be profitable in the future.

     Dependence Upon British Telecom. Direct sales to the Company's major customer, British Telecom, accounted for approximately 16.4% and 31.6% the Company's sales for the fiscal years ended October 31, 1997 and 1996, respectively. Such sales, in fiscal 1996 and 1997 consisted of network equipment deployed by British Telecom in connection with its RedCARE alarm reporting service and revenues pursuant to a software contract between the Company and British Telecom. The Company's agreement to supply certain network equipment to British Telecom relating to its RedCARE service will expire in August 1999. Under such agreement, British Telecom is not required to purchase any minimum amount of equipment. In addition to direct sales to British Telecom, a substantial majority of the Company's remaining Derived Channel System sales consists of STUs sold to alarm system distributors and installers for resale to British Telecom's RedCARE subscribers. The Company is dependent upon the marketing efforts of British Telecom to generate demand for the enhanced alarm reporting service or other applications, which in turn results in sales of the Company's network equipment to British Telecom and customer premises equipment
(STUs) to alarm system distributors and installers. There can be no assurance that British Telecom will take any further steps to increase the market penetration of its RedCARE service or other applications by attracting additional subscribers or by offering its RedCARE service in new regions of the United Kingdom or that any market development or geographic expansion efforts undertaken by British Telecom will be successful. In the event that British Telecom fails to attract additional RedCARE subscribers or does not otherwise expand its RedCARE service and other applications in the United Kingdom, the Company's sales of Derived Channel System products would be expected to decrease over time. Also, as market penetration approaches more complete coverage, the Company believes sales will grow at a lower rate. A reduction of sales to British Telecom, a reduction by British Telecom in its marketing efforts for its RedCARE service or other applications, a failure by British Telecom to offer its RedCARE service in new regions, or an impairment of British Telecom's ability to add new subscribers, would have a material adverse effect on the Company. See "Item 1. Business -- Sales and Marketing -- United Kingdom Security Market for the Derived Channel System."

     Risks of the Company's Geographic Expansion Program. To date, a substantial majority of the Company's revenues has been generated from Derived Channel product sales within the United Kingdom. The Company has undertaken efforts to increase its market penetration in North America, South America and the Pacific Rim and to expand into other parts of Western Europe. Each country typically has its own technical certification and network standards, local distribution channels, and local competitive dynamics. Additionally, technical infrastructure differences in each country will likely increase the cost associated with expansion efforts. In order for the Company's Derived Channel expansion efforts to be successful, the Company's products will need to be selected for use in the new geographic markets by telephone companies and alarm system distributors and installers. There can be no assurance that the Company's products will be selected for deployment in these markets or that the Company will be able to successfully expand into new geographic markets. In addition, international expansion opportunities may be pursued by BNI which would likely result in increased start-up costs and involve many of the above factors. Unless, and until, the Company is able to generate new sales from these efforts, the start-up costs and other expenses arising from the Company's expansion activities may adversely affect the Company's future results of operations.

     Transitioning Product Revenue to Recurring Revenue. As part of the Company's strategy, it is attempting, where possible, to transition the Company from receiving revenue from the sale of certain products, to sharing in recurring revenues, primarily with telephone companies and other service providers. This may result in the Company's revenues from the sale of products to be adversely affected, while potentially increasing future revenues. There can be no assurances that the Company's efforts to transition this business will be successful or that future revenues and profitability will be enhanced.

     Risks Associated with the Availability, Funding, Timing, Terms and Effects of Possible Acquisitions. One of the elements of the Company's strategy is to consider the acquisition of complementary businesses and or product lines. There can be no assurance that appropriate acquisition opportunities will be identified or available; that the Company will have, or be able to obtain, sufficient resources to fund any such acquisition; that financing for any such acquisition will be available to the Company on acceptable terms, if at all; that any such acquisition will be consummated, or, if consummated, the timing thereof; or that any such acquisition will be beneficial to the Company. In the event the Company obtains financing for any such acquisition, the Company may become subject to restrictive loan covenants or other unfavorable terms if funds are borrowed or dilution if equity securities are sold. In addition, the diversion of senior management's time and attention associated with any future acquisitions could have an adverse effect on the Company's operations. Further, once acquired these acquired businesses must be integrated by the Company. Such integration will place further demands on management and may require the Company to increase staffing at the management level. There can be no assurance that these acquisitions, including the Company's recent acquisitions, can be successfully integrated or that additional management personnel will be available to the Company. In this regard the Company recently acquired a 19.5% equity interest in Uplink. As part of that acquisition the Company provided a $5 million line of credit which can be drawn against a defined set of milestones over a 24 month period, of which $2 million has been funded. The Company has been granted various options whereby it may acquire a controlling interest in Uplink. There can be no assurances that the Company's return on its investment will justify its investment or that the Company will exercise any of the options to acquire a greater equity interest in Uplink.

     Reliance on Key Personnel. The Company's future performance depends in large part upon the services of certain executive officers and other key personnel. The Company has entered into employment agreements with some, but not all, of such persons. The loss of the services of one or more of these individuals could have an adverse effect upon the Company. The Company's future performance will also depend upon its ability to attract and retain other highly qualified management, engineering, marketing, finance and sales personnel. There can be no assurance that the Company will be able to continue to attract and retain such persons. See "Item 4.1 -- Certain Executive Officers of the Registrant" and "Proposal One -- Election of Directors" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

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

     Failure to Effect Technological Changes. Technology is subject to rapid change, and the introduction of new products, technologies and applications in the Company's markets could adversely affect the Company's business. Also, technical infrastructure differences within each market will increase the cost of deployment. The Company's success will be dependent upon its ability to enhance existing products and introduce new products and applications on a timely basis. The Company expects to implement additional enhancements to the Derived Channel System. If the Company is unable to design, develop, manufacture and introduce additional enhancements to existing products and competitive new products and applications on a timely basis, its business could be adversely affected.

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

     Product and Other Liability Risks. The Company's products involve the risk of liability to the telephone company employing a Derived Channel System, in the event the Company's products damage the telephone company's network or equipment, and to the end-user of the Company's alarm reporting equipment, in the event the Company's products malfunction and fail to report an intrusion. Potential liability risks are also associated with the Company's broadband communications and network management products. In the event of a product liability claim, other manufacturers, distributors and installers of the Company's products may bear some or all of the liability. Although the Company maintains product liability insurance, there can be no assurance that if the Company were to incur substantial liability for product claims, its insurance would provide adequate coverage against such liability. Accordingly, the Company's results of operations could be materially adversely affected in the event of any product liability judgment or settlement in excess of available insurance coverage.

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

     Failure to Comply with Standards and Certification Requirements. Many of the Company's products are subject to a variety of standards and certification requirements, including those applicable to products connected to the public telephone network in the countries in which it conducts business. In the event that the Company's current or future products did not comply with any such standards or in the event that all required certifications were not received and maintained, the sale of such products would be delayed and the Company's operating results could be adversely affected. See "Item 1. Business -- Regulation."

     Relationship with Dominion and Gwynedd; Conflicts of Interest. The Company has entered into various transactions and arrangements with Dominion Group Limited, a Member Company of Dominion Holdings or a corporation which previously carried on certain activities of such entity (collectively, "Dominion"). Dominion is an investment and merchant banking firm which has provided financial advisory and investment banking services to the Company. Gwynedd owns approximately 30.3% of the outstanding Common Stock of the Company. The shareholders of Dominion are also shareholders of Gwynedd. Gwynedd has the right to designate one member of the Company's Board of Directors (two members if the Board consists of more than seven directors) as long as Gwynedd owns at least ten percent of the outstanding Common Stock. Mr. Ryan serves as Gwynedd's designee. Pursuant to a letter agreement between Dominion and the Company effective January 1, 1995 which terminated December 31, 1996, Dominion provided financial advisory services to the Company, including the evaluation of debt and equity financing alternatives; development of new joint venture and licensing relationships and assistance in the structuring thereof; technical writing, computer and other related services; identification of investment opportunities for the Company in the security and telecommunications areas; and such other services as may be agreed from time to time. The Company paid to Dominion a fee $20,000 per month and reimbursed Dominion for certain expenses during the term of the agreement. In addition, the agreement provided that the Company would pay Dominion a negotiated finder's fee, comparable to that which the Company would pay to an unaffiliated party, for any transaction resulting from an investment opportunity identified by Dominion, although none was paid. Dominion received fees and expense reimbursement (including reimbursements of legal and accounting fees incurred by Dominion for services rendered to the Company or its subsidiaries) of $240,000 and $88,038 for the fiscal year ended October 31, 1996. During the fiscal year ended October 31, 1997, the Company paid $234,000 to Dominion for investment banking related services. The Company believes the above arrangements with Dominion were on terms no less favorable to the Company than those which could have been obtained from an unaffiliated party for substantially similar services. During fiscal 1995 the Company's subsidiary, DA Systems, manufactured certain products for CellTel Data Services, Inc. ("CellTel"), a company in which Dominion owns a controlling interest. Sales to CellTel approximated $368,500 during fiscal 1995. In October 1996 Numerex invested $375,000 in return for an initial 10% equity interest in CellTel. These funds were used by CellTel to repay the account receivable relating to the 1995 product sales. In 1999 Numerex has the right to put its initial equity interest to Dominion and Dominion can call this interest for $500,000. In addition, in 1999, if the above-referenced call is not exercised by Numerex, it may acquire an additional 10% interest in CellTel for $1.00. The Company believes that the terms related to the manufacture and sale of products to CellTel and its investment in CellTel are no less favorable to the Company than those generally available from an unaffiliated party. There can be no assurance that conflicts of interest will not arise in connection with present and future transactions and arrangements between the Company, Dominion and Gwynedd that may have a material adverse effect on the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management", and ("Proposal One -- Election of Directors" and "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.)

     Concentration of Share Ownership. At October 31, 1997 Gwynedd owned approximately 30.3% of the outstanding Common Stock of the Company. Accordingly, Gwynedd at October 31, 1997 had the ability to substantially influence the outcome of the election of directors of the Company as well as other proposals requiring shareholder approval by a simple majority. Such influence by Gwynedd may be considered to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider in its best interest. In addition, the Company has entered into an agreement which gives Gwynedd the right to designate one director on the Board of Directors (two directors if the Board consists of more than seven directors) as long as Gwynedd owns at least ten percent of the outstanding Common Stock. In addition to Gwynedd's ownership of Common Stock, Kenneth F. Manser, a director and executive officer of the Company, at October 31, 1997, owned approximately 12% of the outstanding Common Stock . See "Item 12. Security Ownership of Certain Beneficial Owners and Management," "Proposal One -- Election of Directors" and "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

     "Anti-Takeover" and "Anti-Greenmail" Provisions. The Company's Articles of Incorporation and Bylaws, as well as the laws of the Company's state of incorporation, contain provisions which may have the effect of deterring takeovers and making it more difficult to gain control of the Company, including provisions restricting the right of any person or entity, other than current ten percent shareholders, to hold or vote more than ten percent of the Company's outstanding voting securities without the approval of the Board of Directors. In addition provisions on certain employment and severance agreements as well as certain provisions under the Company Employee Stock Option Plan and Non-Employee Director Option Plan may be deemed to have an "anti-takeover" effect. See "Executive Compensation - Employment and Related Agreements" and "Stock Option Plans" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

     Potential Adverse Effect on Market Price Due to Shares Eligible for Sale. At October 31, 1997, the Company had a total of 10,937,592 shares of Common Stock outstanding. Although a significant number of these shares are deemed "restricted securities" within the meaning of the Securities Act of 1933 (the "Act") and may not be sold in the absence of registration under the Act unless an exemption from registration is available, such as Rule 144 under the Act ("Rule 144"), nonetheless, they are presently eligible to be sold pursuant to Rule 144. The Company has granted Gwynedd the right to one demand and an unlimited number of "piggyback" registrations with respect to 1,228,905 restricted shares of Common Stock held by Gwynedd which became eligible for sale under Rule 144 under the Securities Act of 1933 beginning in July 1996. The Company, at October 31, 1997, had outstanding options to purchase 712,000 shares of Common Stock, of which 107,100 are currently exercisable. Sales of substantial amounts of Common Stock could adversely affect the prevailing market price of the Common Stock.

                             DERIVED CHANNEL SYSTEM

Industry Background

     As a result of technological advances in the telecommunications industry, telephone companies are able to broaden their product portfolios by offering enhanced services to telephone customers. Many of these new services, such as call waiting, call forwarding, voice mail and security monitoring services, are being offered by telephone companies to customers on a fee basis across substantial portions of their user base. The Company believes that of particular interest to telephone companies and their customers are those add-on services which can be offered using existing equipment on an overlay basis without requiring additional telephone line construction. In addition, the Company believes that telephone companies are attracted to technologies, such as the Company's Derived Channel System, that offer a cost effective solution for applications that typically require dedicated lines, thereby providing a more productive use of the existing telephone network.

     At the same time, the Company believes that people all over the world are becoming more security conscious, and that security concerns have increased the demand for security systems. Additionally, in recent years, more sophisticated methods have been used to defeat security systems that use a telephone line to signal an alarm. Intruders are increasingly cutting telephone lines and disabling other parts of security systems. Under these circumstances, many security systems are compromised, thereby providing the intruder undetected access to the premises. In an effort to better manage the underwriting risks, insurance companies, particularly in the United Kingdom, have required commercial and high-end residential customers to incorporate security systems meeting certain specifications, such as a line interruption detection capability, as a condition of providing insurance. Consequently, more sophisticated alarm systems are being utilized, including wireless communications devices, dedicated lines and the Company's Derived Channel System.

Technology

     The Company's patented technology creates a "derived channel" on an existing telephone line by using an inaudible frequency below the voice communications spectrum (under 50Hz) for data transmission. The derived channel technology uses this inaudible or low tone frequency to transmit monitoring information between a microprocessor at the user's protected premises and a microprocessor located at the telephone company's central office. The Derived Channel System operates over a regular voice telephone line whether or not the telephone is in use and does not interfere with a voice telephone call. In addition, the low tone signal can be encrypted for additional security. The Derived Channel System is a two-way communication system that continuously monitors the integrity of a user's telephone line and security system. The Company has more recently developed an in-band signaling capability which utilizes a bi-directional modulated signal in the 200-300 Hz band which enables the Company's family of Derived Channel products to be compatible with digital transmission equipment (i.e. fiber optics) currently implemented or being implemented in many communications networks.

     The Company believes that its Derived Channel System differs from most other technologies in three meaningful ways: (1) the Derived Channel System operates over existing telephone lines, thereby sparing the telephone company the cost of additional line installation and system overhead, and eliminating the need for costly dedicated line service to the telephone customer; (2) the Derived Channel System communicates by means of a continuous and inaudible signal, which can be encrypted, and is transmitted even while the telephone is otherwise in use; and (3) telephone line integrity and security system operation are automatically monitored at frequent intervals through polling generated by the network equipment located at the telephone company's central office and continuous signaling originating at the protected premises, thereby providing protection and prompt reporting of line disruptions, telephone system outages or alarm conditions.

     The Company believes that the Derived Channel System represents a marked improvement over the most common monitored alarm signaling system, which is an automatic dialer (also know as a digital communicator). These devices are reactive by nature. When an intrusion is detected, an automatic dialer attempts to seize the subscriber's telephone line and dial the number of the alarm monitoring company to report the intrusion. Generally, in the event the telephone line is in use or has been cut, a standard automatic dialer will be unable to report the alarm condition. Unlike the standard automatic dialer, the Derived Channel System is proactive. As such, it continuously monitors line and system's integrity, and automatically reports any line disruption or failure to the alarm monitoring company. The Derived Channel works whether or not the telephone line is otherwise engaged.

     The Company believes that in addition to alarm monitoring services, the Derived Channel System can be used for other applications in which remote site monitoring or signaling would be beneficial. These applications could include fire alarm transmission; line integrity monitoring (e.g., critical phone lines to a nuclear power plant); critical event monitoring (e.g., changes in environmental conditions); and automatic meter reading. The Company intends to adapt its Derived Channel technology to emerging communications networks if market conditions warrant. For example, the Company has already demonstrated compatibility with Asymmetrical Digital Subscriber Loop ("ADSL"), and, through preliminary testing, that its Derived Channel technology can be adapted to Integrated Systems Digital Networks ("ISDN"), GSM networks, as well as cable distribution networks used by cable television companies. See "Item 1. Business
- Research and Development.

Products

     The Company's Derived Channel System permits the implementation of a secure alarm reporting service using existing telephone lines. The Derived Channel System links the protected premises, message switch software, and the customer's alarm monitoring company utilizing standard telephone lines. The Derived Channel System consists of:

     The Message Switch. The Message Switch is comprised of two minicomputers (for redundancy purposes) which house the Company's switching software. This software is designed to identify and transmit information to the appropriate alarm monitoring company following receipt of an alarm signal from a Scanner. The Company typically sells or licenses the switching software while the minicomputers are independently manufactured and can be purchased directly or through the Company.

     The Scanner. The Scanner is a pair of microprocessors situated in a telephone company's central office which monitors multiple Subscriber Terminal Units (STU) and transmits alarm conditions to a message switch. The Scanner interrogates or polls each STU, at proscribed intervals, using the subscriber's standard telephone line. The response to the poll indicates that the system is functioning properly or that an alarm condition exists. When an alarm condition is detected, the Scanner transmits the appropriate information to the Message Switch for routing to the designated alarm monitoring company. Scanners have historically been sold to telephone companies for installation in secure locations within the central office.

     Subscriber Terminal Unit (STU). The STU is a single printed circuit board containing a microprocessor, signal recognition circuits, and terminals for multiple alarm inputs. The STU is located on the protected premises and connects the subscriber's alarm panel to the Scanner using the customer's telephone line. The STU continuously communicates with the Scanner to indicate that the telephone line and the STU are working properly, and to transmit alarm signals as they are generated. The Company sells STUs to alarm system distributors and installers for resale to owners of the protected premises.


                             DERIVED CHANNEL DIAGRAM

     The Company's Derived Channel System operates continuously even while the telephone line is engaged. In the event telephone service is interrupted or the STU malfunctions, the Scanner transmits a message via the Message Switch to the alarm company to advise that an out-of-service condition exists, allowing the monitoring company to take appropriate action.

Sales and Marketing

     In marketing its Derived Channel System, the Company has historically sold networking equipment (Message Switches and Scanners) to telephone companies for installation on telephone company premises, and has concentrated its marketing efforts on major telephone companies in the United Kingdom, the United States, and Australia. More recently the Company has been active in Canada, Latin America and Western Europe. To date, ten telephone companies have installed and have Derived Channel Systems operating, including British Telecom, six of the seven Regional Bell Operating Companies in the United States, and Telecom Australia. In addition, trial systems have been installed in Canada in cooperation with Bell Canada, and in Argentina, in partnership with Telemonitoreo S.A.

     Once a Derived Channel System has been installed, the Company typically markets customer premises equipment (STUs) directly to alarm system distributors and installers. Historically, the Company has depended upon telephone companies and alarm system distributors and installers to market the Derived Channel System alarm reporting service. In the future, the Company intends to maintain its level of marketing support provided to telephone companies and alarm system distributors, and to seek more comprehensive associations with telephone companies to enable the Company to market Derived Channel security alarm transport directly to the industry in an effort to capture a share of the recurring revenue generated by the applications. See "Item 1. Business - "The Canadian Security Market for the Derived Channel System" and "The Argentinean Security Market for the Derived Channel System."

     Set forth below is a summary of telephone companies with Derived Channel Systems deployed and the Company's estimate of the installed STU base.

                       Derived Channel Technology Deployed
-------------------------------------------------------------------------------
  Telephone Company                              Estimated STU Base
-----------------------------------------        ------------------------------
Ameritech               Manitoba Tel             Australia              25,000
Bell Atlantic/Nynex     Pacific Telesis          North America          60,000
BellSouth               Telecom Australia        United Kingdom        270,000
British Telecom         U.S. West
GTE Corporation

The United Kingdom Security Market for the Derived Channel System

     The Company's largest customer, British Telecom, has been successful in implementing the Company's Derived Channel System by offering an enhanced alarm reporting service known as RedCARE through its telephone network in the United Kingdom. The Company believes that the RedCARE service is now available to more than 98% of the potential commercial subscribers served by British Telecom.

     The Company believes there are approximately 2.7 million alarm systems installed in the United Kingdom. Of these, the Company believes approximately 700,000 are monitored alarm systems. Of the 700,000 monitored alarm systems, the Company believes approximately 270,000 utilize British Telecom's RedCARE service. With an estimated 38% of the monitored alarm market, the Company believes sales in the United Kingdom will grow at a slower rate in the future. The Company believes additional growth potential in the United Kingdom exists in areas such as fire alarm reporting and other telemetry applications. However, there can be no assurances that British Telecom will pursue these opportunities.

     The Company has had a long standing relationship with British Telecom. British Telecom purchases Message Switches and Scanners from the Company to expand its RedCARE alarm reporting service. The Company is a party to an agreement with British Telecom that establishes the terms of purchase for Derived Channel System network equipment. Under the agreement British Telecom is required to provide a rolling forecast of the quantity of network equipment likely to be ordered during specific periods, but is not required to order any minimum amount of such equipment. This agreement expires in August 1999. A prior agreement with British Telecom has also been extended to cover certain additional network equipment.

     Direct sales to British Telecom for the fiscal years ended October 31, 1997 and 1996, were approximately (Pound)2.9 million and (Pound)5.8 million, respectively. Direct sales to British Telecom accounted for approximately 16.4% and 31.6% of the Company's net sales for the fiscal years ended October 31, 1997 and 1996, respectively.

     British Telecom is the primary marketer of RedCARE service to its customers. In addition, several major insurance companies in the United Kingdom have required the use of an alarm reporting service, such as the RedCARE system, that can detect telephone line disruption, as a condition of policy renewal. As a result, the Company has not engaged in extensive marketing efforts in the United Kingdom. Accordingly, the Company has been dependent upon the sales efforts of British Telecom to attract RedCARE subscribers and the resulting network equipment and STU sales. Approximately 49.5% of Derived Channel Systems sales over the last four fiscal years represented sales to British Telecom. STU sales to alarm systems distributors and installers for use with the RedCARE system and all sales in the United States by DCX Systems accounted for substantially all of the balance.

The United States Security Market for the Derived Channel System

     The Company believes the United States market represents a significant opportunity for its Derived Channel System for use in alarm reporting services and other applications. According to industry sources as of December 1997, more than 24 million alarm systems have been installed in the United States, more than 50% of which are monitored systems.

     Through its current relationships with Ameritech, Bell Atlantic/NYNEX, BellSouth, GTE, Pacific Telesis, and U.S. West, Derived Channel Systems have been installed which now support approximately 60,000 subscribers. The Company intends to continue working with the Regional Bell Operating Companies, GTE, and alarm systems distributors and installers in the United States for the purposes of expanding existing Derived Channel Systems and increasing the number of subscribers. However, the Company's primary strategy in the United States is to become a direct provider of Derived Channel services.

     Historically, the Company has depended on the Regional Bell Operating Companies and GTE to offer and promote Derived Channel services with some assistance from the Company. The Company is now working with several Regional Bell Operating Companies to enable it to offer derived channel services directly. Under this scenario, it is contemplated that an operating telephone company would provide the physical connection to the subscriber's telephone line and the remainder of the service would be provided by the Company. Although there can be no assurances that arrangements of this type with operating telephone companies can be consummated, the Company believes that entrance into the services side of the business will position the Company to increase the number of Derived Channel subscribers in the United States, to participate in the recurring revenue aspects of the services business, and to better predict associated revenue performance in the future.

The Canadian Security Market for the Derived Channel System

     The Company believes the Canadian market represents a significant opportunity for its Derived Channel System for use in alarm reporting services and other applications. According to industry sources as of December 1997, there are approximately 600,000 monitored systems in Canada, making the Canadian market comparable in size to the market in the United Kingdom.

     In August of 1997, the Company, through its subsidiary DCX Systems
Company ("DCX Systems"), entered into an agreement with Bell Canada. Under the terms of the agreement, subject to the successful completion of a field trial, the Company will provide the equipment necessary to support a full deployment of the Company's proprietary Derived Channel System throughout the Bell Canada network (principally Ontario and Quebec provinces). The agreement terminates four years after the achievement of 52,000 Derived Channel connections, but is subject to various renewal provisions. In exchange for providing Bell Canada with a ubiquitous Derived Channel network, DCX Systems will receive a portion of the recurring revenue generated by the applications which will run on the Bell Canada network. In connection with the agreement Bell Canada will be granted a non-exclusive, transferable paid up license to use the programs and software associated with the Derived Channel equipment. DCX Systems makes certain warranties in connection with the equipment and agrees to provide certain services. DCX Systems will also provide, at no additional cost, certain maintenance services. Numerex serves as surety for the obligations of DCX Systems under the Agreement, while Bell Canada has assumed various obligations under the Agreement, including those related to providing central office space for installation of the equipment. Should the trial conclude favorably, although no assurances can be given, the Company expects deployment to begin in the second quarter of fiscal 1998.

     As is the case in the United Kingdom where British Telecom offers and markets the Derived Channel System as RedCARE, Bell Canada would offer and market the system under the name "SecuRoute." The Company would support the marketing efforts of Bell Canada and would sell STUs directly to alarm systems distributors and installers.

The Argentinean Security Market for the Derived Channel System

     The Company believes the Argentinean market represents a significant opportunity for its Derived Channel System for use in alarm reporting services and other applications. Security industry marketing data is not as readily available for Argentina as for other markets the Company is addressing, however, approximately 11 million people live in Buenos Aires alone, and with the growing level of security consciousness in Latin America, the Company believes the demand for security systems will increase, generating opportunities for its Derived Channel System.

     The Company has entered into an agreement with its business partner in Argentina, Telemonitoreo S.A., under which the Company will sell and contribute equal amounts of Derived Channel networking equipment to Telemonitoreo, for deployment in Argentina, in return for a revenue sharing agreement. An initial networking equipment deployment shipment was made to Telemonitoreo at the end of fiscal 1997, with deployment expected to begin early in 1998.

Other Security Markets for the Derived Channel System.

     The Company plans to develop and expand existing relationships with international business partners and operating telephone companies for the purposes of increasing the use of the Derived Channel System for information transport applications. During the year the Company announced the appointment of Pan Dacom as a distributor to represent its Derived Channel System in Germany. Additionally, other initiatives in South America, Western Europe and Asia have been undertaken. The Company intends to continue to expand its sales efforts geographically to ultimately market its Derived Channel System on a worldwide basis, and may establish, as needed, regional sales offices to support this effort.

Competition

     Because of its proprietary nature, management believes that the Company is the only provider of Derived Channel System products. The Company's principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company's Derived Channel System. Additionally, various wireless communication systems, including long range radio, digital packet radio and various cellular systems, are marketed as alternatives to the Company's Derived Channel System. The Company believes these alternatives are more expensive and/or less reliable than the Company's Derived Channel System. They do not provide continuous monitoring of security system integrity, and can be compromised through jamming and other techniques, resulting in the alarm monitoring company not being alerted. As such, the Company believes that Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport, and that wireless alternatives are more appropriately considered as back-up technologies.

     While the automatic dialer typically used in an alarm system is less expensive than the Company's STU, it lacks the ability to communicate when the telephone line is cut or becomes inoperable. It cannot communicate the existence of a line problem to an alarm monitoring center and cannot be polled to determine the status of the alarm system. In those security applications where communications integrity and constant monitoring are important, the Company believes that its Derived Channel System competes effectively both in terms of price and performance.

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

     In Band Signaling. The Company completed the first In Band signaling project which utilizes a bi-directional modulated signal in the 200-300 Hz band. The resulting product enables the Company's family of Derived Channel products to become compatible with the new digital transmission equipment (i.e. fiber optics) being utilized in various communications networks.

     Link Guard. The Company recently completed work on the development of a means (referred to as Link Guard) of reducing the number of dedicated circuits required by a Derived Channel Systems services provider to connect deployed Scanners to a related Message Switch. This project can materially reduce the operating costs associated with managing a Derived Channel network.

     Serial Data. Traditional alarm systems communicate data in zoned formats. The Company believes the next generation of alarm systems, and other applications, will require data to be transmitted in serial formats. Accordingly, the Company has been adopting all aspects of the Derived Channel System to accept serial data transmissions in the future. The Company expects to introduce Derived Channel Systems possessing this capability in 1998.

     Emerging Communications Platforms. The Derived Channel System was designed to accommodate mixed telephone network environments and cable distribution networks. Accordingly, the Company has committed development resources to demonstrate compatibility with wireline and wireless communications technologies such as ADSL, ISDN, and GSM.

                            BROADBAND COMMUNICATIONS

Industry Background

     Historically, cable television systems operators (MSOs) have been the sole providers of video delivery systems. Today, there are more than 10,000 separate cable TV systems in the United States providing video delivery services to more than 95% of the households in the United States. Internationally, the availability of cable TV services varies greatly from country to country with approximately 33% penetration in Western Europe and considerably less availability in Asia, Latin America, and Eastern Europe. Much like international telephone service, international cable TV has been highly regulated with a limited number of operators in each country with very little competition.

     The emergence of wireless cable, Direct Broadcast Satellite (DBS) systems and other alternative video delivery systems has threatened the preeminence of the MSOs in the home entertainment market. In addition, the Telecommunications Act of 1996, which has substantially removed the legal barriers for telephone companies in the United States to enter the video delivery market, has posed yet another competitive threat to the MSOs.

     As these competitive pressures have mounted in the United States, MSOs have been forced to respond by upgrading or rebuilding their networks to provide more advanced services such as interactive video, data services, Internet access, and video-on-demand, while controlling their costs. The resulting network migrations often involve the incorporation of fiber optic technology. At the same time, in an effort to take advantage of the perceived opportunity, telephone companies are upgrading traditional copper based local-loop technology, which has limited video and data communications capabilities, to fiber optic technology. In contrast to the past, where consumers were generally limited to a single source for video service and a single source for local telephone service, consumers will increasingly be able to choose between two or more providers of highly integrated services in the future.

     In addition to the competitive landscape changes in the United States cable TV and telephony markets, governmental initiatives and deregulation of overseas communications markets have fostered growth and competition in many international markets. Because of the early stage of development of many of these markets and stringent system performance criteria established by government regulators, the provision of cable TV service in many countries will require significant investment in advanced video transmission equipment. Major United States-based MSOs and operating telephone companies have seized this opportunity to expand their international presence through partnerships, joint ventures, and other initiatives.

     One of the competitive responses of the MSOs has been the development and introduction of private fiber optic networks. Private networks are defined as being independent of the primary public subscriber network, and are sometimes referred to as "Institutional Networks." These networks are typically found in campus environments or are implemented for distance learning and video conferencing applications. Users include large corporations, colleges, universities, military, government, municipalities and medical institutions.

     The Company believes its Broadband Communications Business Unit, BNI, is well positioned to capitalize on the opportunities presented by the above described set of market dynamics. Competition between MSOs and telephone companies in the United States and in the international market is expected to make the performance and reliability of transmission networks a critical component of provider success. By positioning itself in the market as a provider of fully integrated, value-added interactive video and data systems, including campus media retrieval and internet access, the Company believes it has a significant advantage over other participants in the market which tend to be product suppliers.

Broadband Networks, Inc.

     BNI designs, develops, and markets complete system solutions for broadband communications networks employed in cable television, high speed data, and other communications applications. The Company generally manufactures the products upon which its systems are based but also incorporates third party products where appropriate.

     Broadband transmission systems permit network operators to provide additional channels of television programming as well as enhanced services that include full motion interactive video, video-on-demand, video switching, data networks, internet access, fax service and network management. The use of fiber optics in the broadband transmission network provides improved signal quality for long distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings over coaxial cable-based network technologies. BNI believes its systems enable the deployment of sophisticated architectures generally at lower costs and with less hardware and complexity than competing offerings.

     BNI, as one of the pioneers in the design and development of products for interactive video and LAN connectivity, has been involved in the developing market for video-on-demand applications and internet access.

Products and Services

     BNI has developed and continues to enhance its comprehensive line of software and fiber optic transmission products which addresses a wide variety of modern network requirements.

System Solution Services

     BNI designs and implements systems utilizing BNI manufactured products and products supplied by third parties. It also trains the end-users as an integral aspect of providing complete system solutions. The Company believes the BNI total system solution focus differentiates BNI from its competitors while providing BNI with an additional source of profitable revenue. A recent example of the total system solution focus is embodied in the BNI partnership with Galaxy Cable which resulted in a winning bid for the initial implementation of a distance learning network for the State of Nebraska. BNI provided the complete system design, all of the necessary equipment, and system integration services for a comprehensive set of offerings which include full motion video conferencing, high speed data transfer, internet access and fax services to twenty-four (kindergarten-12 and college) locations.

EDCOMM(TM) System

     EDCOMM(TM) is BNI's network management, scheduling and video switching system for private network applications. EDCOMM(TM) is a third generation software system which supports user-friendly control of all network devices, including VCRs, cameras, and switches, and permits the scheduling and conduct of video conferencing via a handheld remote control device. The EDCOMM(TM) system incorporates BNI software, both BNI and third party developed hardware, and is compatible with analog and digital transmission networks. BNI believes EDCOMM(TM) is unique with respect to its comprehensive functionality, ease of use, and compatibility with other standard equipment, and that it facilitates the Company's ability to offer complete systems solutions.

     The following products are often included as part of BNI's integrated system solution, but can also be sold on a stand alone basis.

TR1000 Series

     TR1000 Series products enable bi-directional high quality full-motion video and 10MB data transmissions over one or two single mode fiber strands. These products are typically used on the inbound segment of an interactive network so that one site can transmit a signal to a central point where all signals are combined and retransmitted over the network.

CyberFiber

     The CyberFiber 1000 fiber optic transmitter economically delivers two bi-directional video and two data (10MB) signals over a single strand of fiber. This product is designed for full motion video conferencing and high speed data LAN or internet service.

     The CyberFiber product was developed as a direct response to announcements from many top MSOs regarding their plans to create "cyber" schools with high speed links to the internet.

TR2000 Series

     The TR2000 product line includes transmitters and receivers that can deliver up to 110 channels per fiber over 750 MHz of bandwidth using high power lasers. BNI's expertise with such lasers (both high power and low power) has resulted in a comprehensive product line of transmitters and receivers which allow for versatility and cost effectiveness in systems design.

TR3000 Series

     The TR3000 product line provides FM multi-channel video and audio services for up to 16 channels per fiber strand. These products are used in locations that require high quality transmission of more than one inbound channel simultaneously, or for long distance transmissions (greater than 26 kilometers). BNI believes this product line to be more economical than comparable competitive products and, as such, offers BNI an important price advantage in designing regional interactive networks.

OEM

     BNI has developed and manufactured products which have been sold under another vendor's name. Examples of products produced under these circumstances include ROB multiplexers and demultiplexers, RF broadband switches, and a product that switches video channels from one transmission location to another.

Data Modems

     BNI has developed several data modem products that have been incorporated into EDCOMM(TM) and OEM product lines.

Sales and Marketing

     BNI markets its products and services directly and through a combination of manufacturers' representatives, system integrators, and value added resellers. The Company believes it will be necessary to expand its sales and marketing efforts in the future to remain competitive and to take advantage of market opportunities.

Key Customer Relationships

     MSOs. BNI has established relationships with a number of MSOs which were initially based in the private network segment of the MSOs respective businesses. MSOs have generally looked to these private networks as a means of augmenting and extending their public networks, and as a source of new revenues in the increasingly competitive environment.

     Telephone Companies. Regional Operating Telephone Companies (RBOCs) compete with cable operators for the delivery of distance learning and other private network services. BNI has successfully provided product to several RBOCs and hopes to replicate these efforts in other areas.

     Systems Integrators. BNI has developed relationships with a number of traditional systems integrators under which BNI has provided system design services and has assisted with the installation. The Company believes that systems integrators provide a viable avenue to the market and intends to continue to expand its efforts in this area.

International Markets

     To date BNI's activity outside the United States has been minimal. However, the Company believes there is an opportunity to leverage its developing reputation as a supplier of high performance and reliable system solutions in the international arena. Accordingly, future marketing and sales efforts may include selected international markets.

Competition

     The market for broadband transmission equipment has been characterized by rapid technological change. The principle competitive factors in this market include product performance, reliability, price, breadth of product line, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide complete systems solutions including system integration, network management capabilities, and the expertise to migrate existing systems to more complete broadband networks, have also become critically important vendor selection criteria in recent years.

     BNI's primary competition is the Grass Valley Group, which provides a high speed/high capacity (DS-3) distance learning solution used by a number of telephone companies because it utilizes the public network. Other competitors include manufacturers of fiber transmission equipment who offer comparable products but do not provide a complete system solution, including software. Many of the competitors have greater financial and other resources than the Company.

Research and Development

     BNI plans to continue to devote a substantial portion of its resources to the research and development function. In the near term, BNI will continue to enhance its EDCOMM(TM) system, expand its data product offerings to include 100MB fiber transceivers, and introduce a version of EDCOMM(TM) which will be capable of retrieving media in a campus environment.

                             WIRELESS COMMUNICATIONS

Background

     In July 1997, NumereX expanded its information transport strategy by acquiring a 19.5% in Uplink for $1 million pursuant to certain agreements (the "Agreements") with Uplink and the shareholders of Uplink. In addition, the Company has provided Uplink with a $5 million secured line of credit which can be drawn upon based on certain milestone attainment. As of December 31, 1997 the Company has advanced $2 million to Uplink under the line of credit. Pursuant to the Agreements Numerex may exercise certain options and acquire a controlling interest in Uplink.

     Uplink has developed interface and routing technologies, and has an exclusive license to utilize BellSouth Corporation's patented cellular telemetry technology, known as Cellemetry(Registered), for security alarm transport applications.

Cellemetry

     Cellemetry(Registered) works by imitating a roaming cellular telephone. A cellular telephone turned on outside a local service area requires registering with the local cellular provider. The registration process requires a data transmission to verify that the phone attempting to make a call is valid. The same process is used by Cellemetry(Registered) transmitters to send and receive information to and from the protected premises. The cellular system thinks the Cellemetry(Registered) transmitter is a cellular phone and transmits an alarm message over the cellular control channel. These messages are sent to a router which distributes the information to the appropriate monitoring station.

The Uplink System

     Uplink's system offers wireless alarm transport utilizing Cellemetry(Registered) technology over existing cellular networks. Cellemetry is a wireless means of data transport that uses cellular overhead control channels and the IS-41 network protocol to deliver short data messages. By using the excess capacity in the cellular control channel, two way messaging can occur without effecting the voice channels of the cellular network. Because Cellemetry(Registered) utilizes the existing cellular network and inexpensive radio transmitters, Cellemetry(Registered) applications can quickly and economically monitor equipment at remote locations.

   Uplink produces wireless alarm transmission equipment which is installed at the customer premises, administers and offers air time packages on a consistent price basis; and provides the technical services that route alarm signals from the cellular networks to any central station in the country, without requiring any modification to the station's receiving equipment.

     Uplink believes its products and air time transport charges are competitively priced. As a result of combining Cellemetry(Registered) technology with low cost transmission equipment and routing technologies significant improvements in security transport services are now available to the industry at affordable prices.

Cellemetry and Derived Channel

     Cellemetry(Registered) and Derived Channel, as security alarm transport technologies, are complimentary. Derived Channel is intended to be utilized as a primary means of alarm data transport. Cellemetry(Registered), as offered by UPLINK, is intended to be utilized as an alternative means of alarm data transport. As a result, the technologies can be implemented independently or collectively.

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

Products

     The Company's principal network management products monitor and perform tests to determine whether data and protocols are being accurately transmitted and received over WANs. This particular product allows multiple network administrators remote access to a widely dispersed network from a central control center. The Company's products are sold either on a stand alone basis or as integrated systems.

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

                                     GENERAL

Product Warranty and Service

     The Company provides customers with limited one-year warranties on its scanners and message switch software. In addition, under the terms of the contract with British Telecom, the Company has agreed to maintain and support its scanners for a period of up to ten years after the expiration of the warranty period on a time and materials basis. STUs are typically sold with a one or two year labor and materials warranty. The Company provides a one-year warranty on all network management products. In addition, a "help desk" and training support is offered to all users of network management products. BNI provides a one-year parts and labor warranty on stand alone products and a two-year parts and labor warranty on large scale EDCOMM system. To date, the cost to the Company of its warranty program has not been material.

License Agreements

     The Company has granted a license to Radionics, Inc. ("Radionics"), an alarm manufacturer/distributor. The license generally permits the licensee to make, use and sell within prescribed territories, certain products used in the Derived Channel System. The Radionics agreement provides a non-exclusive license to sell STUs in the United States and Canada. The license agreement has been extended to December 31, 1999, and is subject to possible extension thereafter. Under the license agreement, the Company indemnifies the licensee for certain circumstances, including allegations of patent infringement. Royalty payments from these licenses have not been material nor does the Company expect material royalty payments in the future. In addition, the Company has granted to British Telecom a non-exclusive, non-transferable and irrevocable license in the United Kingdom for developed software. Bronzebase, a subsidiary of the Company, is party to a technology license with Detection Systems, Inc. ("DSI") dated May 7, 1997. Pursuant to the technology license agreement DSI may manufacture STUs, import STUs into the defined territory (United Kingdom and Ireland) and supply and offer to supply STUs manufactured by or on behalf of DSI within the territory. During the initial five year term Bronzebase shall not grant a license equivalent to the subject license within the territory, provided certain performance criteria are satisfied. However this does not otherwise restrict Bronzebase from engaging in the licensed activities. Certain indemnifications are also provided by the licensee and licensor. See "Item 1. Business - Sales and Marketing."

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

Employees

     The Company currently employs 121 employees (of which 38 are based in the United Kingdom and 83 in the United States), consisting of 48 in manufacturing and customer service, 18 in sales and marketing, 33 in engineering and 22 in management and administration. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is satisfactory.

Regulation

     The Company's products are subject to a variety of standards and certification requirements applicable to products connected to public telephone networks in the countries in which it conducts business. For example, in the United Kingdom, any product that is intended to be connected to the public switched telephone network requires compliance with certain British standards and must be approved by the British Approval Board for Telecommunications ("BABT"). Currently, each of the Company's products that requires BABT approval has received such approval. There are new European Union regulations on electromagnetic compatibility which took effect in January 1996. The Company's products comply with such European Union regulations. Additionally, it is expected that the European Union will issue compliance standards for telecommunications equipment in the future.

     The provision of enhanced telecommunications services in the United States by telephone companies is subject to regulations promulgated by the Federal Communications Commission (the "FCC") and to restrictions imposed by the United States District Court for the District of Columbia in its decree divesting the Bell companies from AT&T Corporation. These regulations and restrictions have not resulted in any significant impediments to the provision of alarm reporting services by telephone companies using derived channel technology. In addition, the Company's products, such as STUs and certain BNI products require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. Derived channel products currently used in the United States which are subject to these requirements have received all required certifications. However, anticipated design changes to products sold in the United States will require compliance testing and certification.

     In addition, in the United States, the Company's products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk. Certain products of BNI also require certification from Underwriters Laboratories. The Company has obtained Underwriters Laboratories certifications for all products currently marketed in the United States and expects that future certifications will be obtained in the ordinary course of business.

     Regulations similar to the above may exist in other countries. In the event that the Company did not comply with any such regulations, or if the Company's current or future products did not meet various regulatory standards or receive and maintain all required certifications, the Company's business could be adversely affected.

Item 2. Properties.

     All of the Company's facilities are leased. Set forth below is certain information with respect to the Company's leased facilities:

Location                 Principal Business         Square Footage    Lease Term
--------                 ------------------         --------------    ----------
Farnborough, England     Derived Channel System         14,000          2006 (1)

Willow Grove,            Network Management             10,000          2000
Pennsylvania             Products and Derived
                         Channel System

State College,           Broadband Technologies         13,845          1998
Pennsylvania

West Conshohocken,       Principal Executive Offices     2,815          2002
Pennsylvania

-----------------

(1) Assumes the exercise of any renewal options.

     The Company conducts manufacturing, sales and marketing, engineering and administrative activities at all locations, except its Principal Executive Offices. The Company's total annual rent expense for the year ended October 31, 1997 was (Pound)268,135. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it will require additional space which the Company believes will be available at reasonable rates.

     The Company engages in limited manufacturing for certain Derived Channel System network equipment and STUs and certain broadband communications products and final equipment assembly and testing for certain of the Company's products. The Company also uses contract manufacturers located near its facilities for production, sub-assembly and final assembly of certain products and one contract manufacturer in the Far East for certain high volume surface mount electronics manufacturing used in certain intrusion alarm products. The Company believes there are other manufacturers that could perform this work on comparable terms.

     The chips, microprocessors and other components used in the Company's products are obtained from various suppliers and manufacturers, some of which are the sole source of such component.

Item 3. Legal Proceedings.

     From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceeding will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1 Certain Executive Officers and Key Employees of the Registrant.

     Set forth below is certain information concerning the executive officers and key employees of the Company who are not also directors.

      Name                         Age       Position
      ----                         ---       --------
 Charles L. McNew................. 45        Vice President and Chief Financia
                                             Officer

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters.

     During fiscal 1996 three quarterly cash dividends on its Common Stock of $.05 per share each were declared and paid. In September 1996, the Board of Directors discontinued this cash dividend. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.

     The Company's Common Stock is included in the Nasdaq National Market under the symbol "NMRX." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the Nasdaq National Market for the applicable periods.

Fiscal 1997                                               High            Low
-----------                                              -----           -----
First Quarter (November 1, 1996 to January 31, 1997)     $4.75           $3.39
Second Quarter (February 1, 1997 to April 30, 1997)       5.13            3.65
Third Quarter (May 1, 1997 to July 31, 1997)              6.80            4.06
Fourth Quarter (August 1, 1997 to October 31, 1997)       9.25            6.50


Fiscal 1996                                               High            Low
-----------                                              -----           -----
First Quarter (November 1, 1995 to January 31, 1996)     $7.25           $4.25
Second Quarter (February 1, 1996 to April 30, 1996)       6.50            4.13
Third Quarter (May 1, 1996 to July 31, 1996)              7.00            3.75
Fourth Quarter (August 1, 1996 to October 31, 1996)       4.75            3.50

     As of January 12, 1998 there were 67 shareholders of record of the Company's Common Stock which include shares held in street name by brokers or nominees.

     Recent Sales of Unregistered Securities

     None.

Item 6. Selected Financial Data.

     Incorporated by reference from page 10 of the Company's 1997 Annual Report to Shareholders, pursuant to General Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from pages 11-19 of the Company's 1997 Annual Report to Shareholders to be filed pursuant to General Instruction G(2) to Form 10-K.

Item 8. Financial Statements and Supplementary Data.

     The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

Item 11. Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1.

Consolidated Financial Statements of the Company

          Independent Auditors' Report

          Consolidated Balance Sheets at October 31, 1997 and 1996

          Consolidated Statements of Operations for the years ended
             October 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the years ended
             October 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended
             October 31, 1997, 1996 and 1995

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

      2.4(3) Asset Purchase Agreement dated July 20, 1994 among CXR Corporation, CXR Telecom Corporation and the Company related to the purchase of certain assets of the Digilog division

      2.5(4) Asset Purchase Agreement dated November 30, 1994 between Versus Technology U.K., Inc. and the Company

      2.6(10) Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

      2.7 Shareholders' Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

      2.8 Stock Purchase Agreement between Detection Systems, Inc. and Numerex Corp., dated May 7, 1997

      2.9 Stock Purchase Agreement among Numerex Corp., Uplink Security, Inc. and certain shareholders of Uplink Security, Inc., dated July 16, 1997

      2.10 Shareholders' Agreement among Uplink Security, Inc., Numerex Corp., and certain shareholders of Uplink Security, Inc. dated July 16, 1997

      3.1(7) Amended and Restated Articles of Incorporation of the Company, as amended

      3.2(7)   Bylaws of the Company

     10.1(1) Purchase Agreement between Versus Technology U.K. and Bronzebase Limited dated July 13, 1992

     10.2(1) Employment Agreement between Kenneth F. Manser and Versus Technology U.K. (Management Compensation Contract)

     10.4(7) Amendment to License Agreement between Base Ten Systems, Inc. and Radionics, dated February 28, 1989

     10.5(1) Assignment and Assumption Agreement between Versus Technology, Incorporated and Bronzebase, dated August 19, 1993 regarding Radionics

     10.6(1)     Agreement between British Telecom, Base Ten Systems Limited,
               Versus Technology U.K., Versus Technology, Incorporated and Base Ten Systems Inc. dated December 17, 1990 regarding Telecom RedCARE Network

     10.7(7) Agreement between British Telecom and Versus Technology U.K. dated September 26, 1995 relating to the supply of RedCARE system products (certain confidential information contained in this Agreement was omitted pursuant to Rule 24b-2 and was filed separately with the Securities and Exchange Commission)

     10.8(1) Versus Technology U.K. Pension and Death Benefit Scheme (Management Compensation Plan)

     10.9(7) The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation Plan)

     10.10(9) Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

     10.11(6) Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

     10.12(2) Registration Agreement between the Company and Dominion dated July 13, 1992

     10.13(6) Engagement Letter Agreement between the Company and Dominion effective January 1, 1995

     10.14(6) Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

     10.15(9) Employment Agreement between the Company and John J. Reis, as amended (Management Compensation Contract)

     10.16(7) Agreement for the Provision of Software and Services between British Telecom and Versus Technology U.K. dated September 7, 1995

     10.17(7) Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

     10.18(8) Severance Agreement between the Company and Frederick C. Shay (Management Compensation Contract)

     10.19(8) Severance Agreement between the Company and Charles L. McNew (Management Compensation Contract)

     10.20 Incentive Compensation Program for fiscal 1998. (Management Compensation Plan)

     10.21(8) Letter Amendment dated September 24, 1996 to Agreement between British Telecom and Versus Technology U.K. dated September 26, 1995

     10.22(8) Agreement between Dominion and the Company relating to CellTel Data Services, Inc., dated October 15, 1996

     10.23 Loan Agreement, dated February 12, 1997, between Numerex Corp. and certain of its United States subsidiaries, and PNC Bank, National Association, regarding $10,000,000 Convertible Line of Credit as amended on July 1, 1997

     10.24 Technology License between Bronzebase Limited and Detection Systems, Inc., dated May 7, 1997

     10.25 Agreement between British Telecom and Versus Technology U.K. dated August 7, 1997 relating to the supply of RedCARE system products (certain confidential information contained in this Agreement was omitted pursuant to Rule 24b-2 and was filed separately with the Securities and Exchange Commission)

     10.26 Teaming Agreement between DCX Systems Ltd. and Bell Canada dated August 19, 1997 (certain confidential information contained in this Agreement has been omitted pursuant to Rule 24b-2 and has been filed separately with the Securities and Exchange Commission)

     10.27 Teaming Agreement between Numerex Corp. and Telemonitoreo, S.A. dated January 8, 1998 (certain confidential information contained in this Agreement has been omitted pursuant to Rule 24b-2 and has been filed separately with the Securities and Exchange Commission)

     11        Computation of Earnings per share

     13 Pursuant to Note 2 of Instruction G(2) to Form 10-K, in response to Item 6. Selected Financial Data, "Selected Consolidated Financial Data" set forth on page 10 of the Company's 1997 Annual Report to Shareholders, and in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 11-18 of the Company's 1997 Annual Report to Shareholders are being filed in electronic format. No other sections of the Company's 1997 Annual Report to Shareholders shall be deemed "filed" as part of this filing

     21        Subsidiaries of Numerex Corp.

     23        Consent of Deloitte & Touche LLP

     27        Financial Data Schedule (electronic filing only)

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

 (7) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

 (8) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996 (File No. 0-22920)

 (9) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997 (File No. 0-22920)

(10) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 1997 (File No. 0-22920)


(b) Reports on Form 8-K.

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUMEREX CORP.


Date: January 28, 1998              By: /s/ John J. Reis
                                        ----------------------------------------
                                        John J. Reis, President
                                        and Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                   Capacity                         Date
        ---------                   --------                         ----

/s/ Kenneth F. Manser          Chairman of the Board           January 28, 1998
------------------------
Kenneth F. Manser


/s/ Charles L. McNew           Vice President and Chief        January 28, 1998
------------------------       Financial Officer (principal
Charles L. McNew               financial officer and principal
                               accounting officer)


/s/ George Benson              Director                        January 28, 1998
------------------------
George Benson


/s/ Matthew J. Flanigan        Director                        January 28, 1998
------------------------
Matthew J. Flanigan


/s/ Andrew J. Ryan             Director                        January 28, 1998
------------------------
Andrew J. Ryan


/s/ Gordon T. Ray              Director                        January 28, 1998
------------------------
 Gordon T. Ray


/s/ Frederick C. Shay          Director                        January 28, 1998
------------------------
Frederick C. Shay

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company:

     Independent Auditors' Report                                                                     F-2

     Consolidated Balance Sheets as of October 31, 1997 and 1996                                      F-3

     Consolidated Statements of Operations for the Years Ended October 31, 1997, 1996 and 1995        F-4

     Consolidated Statements of Shareholders' Equity for the Years
              Ended October 31, 1997, 1996 and 1995                                                   F-5

     Consolidated Statements of Cash Flows for the Years Ended October 31, 1997, 1996 and 1995        F-6

     Notes to Consolidated Financial Statements                                                       F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
    NumereX Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NumereX Corp. and subsidiaries (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and of cash flows for each of the three years in the period ended October 31, 1997, all expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, expressed in pounds sterling, present fairly, in all material respects, the consolidated financial position of NumereX Corp. and subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.


Philadelphia, Pennsylvania
December 17, 1997


NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)
------------------------------------------------------------------------------------------------------------------

                                                                        U.S. $
                                                                      Equivalent
                                                                       (Note 2)               October 31,
                                                                      October 31,    -----------------------------
                                                                         1997            1997             1996
                                                                      -----------    -------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $26,163      (Pound)15,626    (Pound)18,459
  Accounts receivable (net of allowances
    of (Pound)34 in 1997 and (Pound)63 in 1996)                          7,364              4,398            5,397
  Inventory                                                              4,904              2,929            2,838
  Prepaid taxes                                                          2,093              1,250               --
  Prepaid expenses                                                         419                251              175
                                                                       -------      -------------    -------------
       Total current assets                                             40,943             24,454           26,869

Property and equipment, net                                              1,828              1,092              773
Goodwill, net                                                            6,026              3,599              551
Intangible assets, net                                                   3,168              1,892            1,559
Other assets                                                             2,465              1,472              230
                                                                       -------      -------------    -------------
TOTAL ASSETS                                                           $54,430      (Pound)32,509    (Pound)29,982
                                                                       =======      =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $ 2,542      (Pound) 1,518    (Pound) 1,425
  Income taxes                                                             720                430              243
  Accrued taxes other than income                                           89                 53              358
  Other accrued liabilities                                              1,316                786            1,656
                                                                       -------      -------------    -------------
       Total current liabilities                                         4,667              2,787            3,682
                                                                       -------      -------------    -------------
LONG-TERM DEBT                                                           4,501              2,688               --
                                                                       -------      -------------    -------------
       Total liabilities                                                 9,168              5,475            3,682
                                                                       -------      -------------    -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; authorized 3,000,000 shares;
    none issued
  Class A common stock - no par value; authorized
    30,000,000 shares; issued 11,597,492 shares
    at October 31, 1997 and 1996                                        30,675             18,321           18,321
  Class B common stock - no par value; authorized
    5,000,000 shares; none issued
  Treasury stock, at cost, 684,900 and 310,000 shares
     at October 31, 1997 and 1996                                       (3,216)            (1,921)            (848)
  Accumulated translation adjustment                                      (517)              (308)              72
  Retained earnings                                                     18,320             10,942            8,755
                                                                       -------      -------------    -------------
       Total shareholders' equity                                       45,262             27,034           26,300
                                                                       -------      -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $54,430      (Pound)32,509    (Pound)29,982
                                                                       =======      =============    =============

See notes to consolidated financial statements


NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------

                                                      U.S. $
                                                    Equivalent
                                                     (Note 2)                Year Ended October 31,
                                                    October 31,  -----------------------------------------------
                                                       1997          1997             1996             1995
                                                    -----------  -------------    -------------    -------------
Net sales                                             $29,595    (Pound)17,676    (Pound)18,192    (Pound)21,045

Cost of sales                                         (14,784)          (8,830)          (9,961)          (8,432)
Inventory write-downs                                      --               --           (1,473)              --
                                                      -------    -------------    -------------    -------------

Gross profit                                           14,811            8,846            6,758           12,613

Selling, general, administrative and other
  expenses (including fees and other expenses
  of (Pound)26 in 1997, (Pound)212 in 1996
  and (Pound)240 in 1995 to the
  principal shareholder)                              (12,551)          (7,496)          (7,716)          (5,715)
Special charges                                            --               --           (2,721)              --
                                                      -------    -------------    -------------    -------------
Operating profit (loss)                                 2,260            1,350           (3,679)           6,898
Interest and other income, net                          2,534            1,513            1,069              773
                                                      -------    -------------    -------------    -------------
Income (loss) before income taxes                       4,794            2,863           (2,610)           7,671
Income taxes                                            1,132              676              995            2,531
                                                      -------    -------------    -------------    -------------
Net income (loss)                                     $ 3,662    (Pound) 2,187    (Pound)(3,605)   (Pound) 5,140
                                                      =======    =============    =============    =============
Earnings (loss) per share                             $  0.33    (Pound)  0.20    (Pound) (0.31)   (Pound)  0.48
                                                      =======    =============    =============    =============
Weighted average shares outstanding                    11,077           11,077           11,532           10,633
                                                      =======    =============    =============    =============

See notes to consolidated financial statements.


NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                     Common Stock                       Accumulated
                                                 --------------------   Treasury        Translation     Retained
                                                 Shares     Amount        Stock          Adjustment     Earnings         Total
                                                 ------ -------------  ------------     ------------- -------------  -------------
BALANCE, OCTOBER 31, 1994                         9,635 (Pound) 2,066  (Pound)   --      (Pound) (15) (Pound) 8,338  (Pound)10,389

  Issuance of shares in connection with the
    April 28, 1995 public offering and
    May 31, 1995 underwriters overallotment
    exercise, net of issuance costs               1,962        16,255            --               --             --         16,255

  Translation adjustment                             --            --            --              292             --            292

  Net income                                         --            --            --               --          5,140          5,140
                                                 ------ ------------- -------------      -----------  -------------  -------------
BALANCE, OCTOBER 31, 1995                        11,597 (Pound)18,321  (Pound)   --      (Pound) 277  (Pound)13,478  (Pound)32,076

  Purchase of treasury stock                         --            --          (848)              --             --           (848)

  Translation adjustment                             --            --            --             (205)            --           (205)

  Cash dividends                                     --            --            --               --         (1,118)        (1,118)

  Net loss                                           --            --            --               --         (3,605)        (3,605)
                                                 ------ ------------- -------------      -----------  -------------  -------------
BALANCE, OCTOBER 31, 1996                        11,597 (Pound)18,321  (Pound) (848)     (Pound)  72  (Pound) 8,755  (Pound)26,300

  Purchase of Treasury Stock                         --            --        (1,073)              --             --         (1,073)

  Translation adjustment                             --            --            --             (380)            --           (380)

  Net income                                         --            --            --               --          2,187          2,187
                                                 ------ ------------- -------------      -----------  -------------  -------------

BALANCE, OCTOBER 31, 1997                        11,597 (Pound)18,321 (Pound)(1,921)     (Pound)(308) (Pound)10,942  (Pound)27,034
U.S. $ EQUIVALENT (Note 2), OCTOBER 31, 1997       N.A.       $30,675       $(3,216)           $(517)       $18,320        $45,262
                                                 ====== ============= =============      ===========  =============  =============

See notes to consolidated financial statements.


NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                   U.S. $
                                                                 Equivalent
                                                                  (Note 2)               Year Ended October 31,
                                                                 October 31,  -----------------------------------------------
                                                                    1997         1997             1996             1995
                                                                 -----------  -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net income (loss)                                                $ 3,662    (Pound) 2,187    (Pound)(3,605)   (Pound) 5,140
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                    2,153            1,286            1,349              932
    Special charges                                                     --               --            1,624               --
    Disposition of business                                         (1,125)            (672)              --               --
    Changes in assets and liabilities which
      provided (used) cash:
      Accounts receivable                                             (591)            (353)             435           (2,363)
      Inventory                                                       (978)            (584)           2,126           (1,855)
      Prepaid expenses                                                (104)             (62)            (131)              87
      Accounts payable                                               1,485              887             (120)            (102)
      Income taxes                                                  (1,780)          (1,063)          (2,127)            (781)
      Accrued taxes other than income                                 (511)            (305)            (168)            (454)
      Other accrued liabilities                                     (1,686)          (1,007)             820              459
                                                                   -------    -------------    -------------    -------------
       Net cash provided by operating activities                       525              314              203            1,063
                                                                   -------    -------------    -------------    -------------
INVESTING ACTIVITIES:
  Proceeds from disposition of business                              3,851            2,300               --               --
  Purchase of property and equipment                                  (564)            (337)            (559)            (596)
  Purchase of intangible and other assets                           (1,991)          (1,189)          (1,006)          (1,039)
  Acquisitions of businesses, net of cash                           (5,939)          (3,547)              --             (947)
  Investment in business                                            (2,110)          (1,260)              --               --
                                                                   -------    -------------    -------------    -------------
       Net cash used in investing activities                        (6,753)          (4,033)          (1,565)          (2,582)
                                                                   -------    -------------    -------------    -------------
FINANCING ACTIVITIES:
  Net reduction in short-term borrowings                              (665)            (397)              --             (489)
  Proceeds from long-term debt                                       4,500            2,688               --               --
  Repayment of notes payable - principal shareholder                    --               --               --              (83)
  Proceeds from issuance of common stock                                --               --               --           16,330
  Cash dividends paid                                                   --               --           (1,118)              --
  Purchase of treasury stock                                        (1,797)          (1,073)            (848)              --
                                                                   -------    -------------    -------------    -------------
       Net cash provided by (used in) financing activities           2,038            1,218           (1,966)          15,758
                                                                   -------    -------------    -------------    -------------
EFFECT OF EXCHANGE DIFFERENCES ON CASH                                (553)            (332)            (484)             263
                                                                   -------    -------------    -------------    -------------
NET (DECREASE) INCREASE  IN CASH AND
 CASH EQUIVALENTS                                                   (4,743)          (2,833)          (3,812)          14,502

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                           30,906           18,459           22,271            7,769
                                                                   -------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END
  OF YEAR                                                          $26,163    (Pound)15,626    (Pound)18,459    (Pound)22,271
                                                                   =======    =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for:
    Interest                                                       $   204    (Pound)   122    (Pound)    10    (Pound)    12
    Income taxes                                                     4,326            2,584            2,859            3,274

See notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     NumereX Corp. and its subsidiaries (the "Company") is principally engaged in the development and marketing of a wide range of information transport technologies. These technologies enable customers around the globe to monitor and move information for a variety of applications ranging from home and business security to distance learning. The Company offers products and services in wireline (Derived Channel Systems), broadband (fiber optics and EDCOMM(TM)), and wireless communications (Cellemetry(R)). Additionally, the Company provides network management systems to operating telephone companies. The Company's operating subsidiaries are located in North America and the United Kingdom.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Currency - These consolidated financial statements are stated in British pounds sterling, the functional currency of the country in which the majority of the Company's sales are presently generated.

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

     Intangible Assets - Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

          o    Patents                straight-line over 7 years (the remaining
                                         useful life of patents acquired)

          o    Developed software     straight-line over 3 years

          o    Goodwill               straight-line over 12 to 20 years

          o    Territorial rights     straight-line over 4 years

     Goodwill represents the excess of the cost of the net assets acquired over fair value.

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

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

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

     As more fully described in Note 9, under its revolving credit facility, the Company incurs interest at variable rates based upon market conditions (i.e., based upon the LIBOR rate). Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.

     The Company's investments in privately held companies are stated at cost, adjusted for any known diminution in value.

     Revenue Recognition - The Company recognizes sales of its products when title transfers to its customers. Revenue for royalty agreements is recorded as sales when earned.

     The Company performed certain software development services under contract for a significant customer during 1996 and 1995. No such services were performed during 1997. Revenue from the

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     fixed-price contract was recognized on the percentage of completion method which was measured by the percentage of costs incurred to date to the estimated total costs for the contract. Service contract costs consisted primarily of outside consultant and software engineering fees. Through October 31, 1996, cumulative costs of (pound)2,110,000, revenues of (pound)3,360,000 and billings of (pound)3,360,000 had been recorded under the contract.

     Foreign Currency Transactions - Some transactions of the Company and its subsidiaries are made in U.S. dollars. (Gains) and losses from these transactions are included in income as they occur. Net currency transaction losses included in determining selling, general, administrative and other expenses amounted to (pound)0, (pound)5,000 and (pound)109,000 in 1997, 1996 and 1995, respectively.

     Research and Development - Research and development expenses are charged to the statement of operations in the period in which they are incurred. Research and development expenses amounted to (pound)1,670,000, (pound)1,128,000 and (pound)682,000, in 1997, 1996 and 1995, respectively.

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

     Stock-Based Compensation - Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 13).

     Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as disclosures including a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted afterage number of shares of common stock outstanding for the period. Diluted earnings per share, which will approximate the company's currently reported pro forma earnings (loss) per share, includes the effect of potential dilution from the exercise of outstanding

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

     SFAS No. 128 is effective for interim and annual financial reporting periods ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, as required, for the fiscal quarter ending January 31, 1998, all prior quarters' earnings (loss) per share information will be required to be restated on a comparable basis. Assuming that SFAS No. 128 had been implemented, pro forma basic loss per share and pro forma diluted loss per share would not have differed from the earnings
     (loss) per share presented in the accompanying consolidated statements of operations.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative periods is required under SFAS No 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective November 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company is evaluating whether the adoption of this statement will result in any changes to its presentation of financial information. The Company expects to adopt SFAS No. 131 effective November 1, 1998.

     U.S. Dollar Equivalent Financial Information - The translation to U.S. dollars as of and for the year ended October 31, 1997 is for convenience only and was based on the noon buying rate in New York City for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York as of October 31, 1997, the last trading day during the Company's year ended October 31, 1997. This rate was $1.6743 to (pound)1.00. This translation should not be construed as a representation that the (pound)1.00 sterling amounts actually represented, have been, or could be, converted into dollars at this or any other rate.

     Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   INVESTMENTS AND DIVESTITURES

     In February 1997, the Company acquired 100% of the outstanding common stock of Broadband Networks, Inc. ("BNI") for approximately (pound)3,547,000 ($5,939,000). The acquisition was accounted for using the purchase method of accounting. In addition, the Company invested (pound)1,000,000 ($1,675,000) directly into BNI for working capital purposes. Certain employees of BNI will continue to hold BNI

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     incentive stock options which, upon exercise, would entitle them to own approximately 18% of BNI's currently outstanding common shares. Such options become exercisable in 2001 and, upon exercise, the Company has certain rights, but is not obligated to repurchase the shares.

     The purchase price of BNI was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill, and is amortized on a straight-line basis over 20 years.

     The following summarized unaudited pro forma information for the years ended October 31, 1997 and 1996 has been presented as if the BNI acquisition had occurred on November 1, 1995. The unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and has been prepared for comparative purposes only. This unaudited pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the BNI acquisition been made on the date indicated or which may result in the future.

                                                        October 31,
                                             ----------------------------------
                                                  1997                1996
                                             -------------       --------------
                                                       (In thousands)
     Revenues                                (Pound)18,312       (Pound)21,804
     Operating profit (loss)                         1,315              (3,149)
     Net income (loss)                               1,831              (3,466)
     Earnings (loss) per share                        0.17               (0.30)

     In July 1997, the Company invested (pound)597,265 ($1,000,000) in return for 19.5% of the common stock of UPLINK Security, Inc. Due to the Company's inability to exert control or significant influence over the operations of UPLINK, the Company accounted for the investment in UPLINK using the cost method of accounting. In addition, the Company has extended UPLINK a $5,000,000 Line of Credit which can be drawn against a defined set of milestones over a 24 month period. Various options contained in the agreements provide the Company a means of acquiring a controlling interest in UPLINK. As of October 31, 1997, the Company loaned to UPLINK (pound)597,265 ($1,000,000). The Company's investment and loan to UPLINK are included in "other assets" in the accompanying consolidated balance sheet at October 31, 1997.

     In May 1997, the Company recognized a credit of (pound)672, which is included in "interest and other income" in the accompanying consolidated statement of operations, in connection with the sale all of the stock of its wholly owned subsidiary, DA Systems Ltd. (DA), to Detection Systems, Inc. (DSI) of Rochester, NY. In exchange for the stock of DA, the Company, received a (pound)2.3 ($3.8) million note receivable, secured by shares of DSI common stock. In September 1997, the Company received cash for the full amount of the note receivable plus interest. In a companion transaction, a subsidiary of the Company entered into a License Agreement with DSI whereby DSI may manufacture and supply certain products in return for royalty payments.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

4.   SPECIAL CHARGES

     During the year ended October 31, 1996, the Company recorded pre-tax special charges of (pound)1,624,000 primarily relating to fixed and intangible asset impairment provisions for certain obsolete and/or under performing products and (pound)1,097,000 primarily relating to an accrual for settlement of shareholder litigation and related legal fees (see Note
     14).

5.   INVENTORY

     Inventory consisted of the following:

                                                          October 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
                                                         (In Thousands)

     Raw materials                               (Pound)1,129      (Pound)1,051
     Work-in-progress                                     411               730
     Finished goods                                     1,389             1,057
                                                 ------------      ------------
                                                 (Pound)2,929      (Pound)2,838
                                                 ============      ============

     The inventory write-downs of (pound)1,473,000 for the year ended October 31, 1996 are the result of determining certain inventory items to be obsolete and/or under performing due to market conditions.

6.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                          October 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
                                                         (In Thousands)

     Developed software                          (Pound)3,595      (Pound)2,463
     Intangible and other assets                          962               905
                                                 ------------      ------------
     Total intangible assets                            4,557             3,368
     Accumulated amortization                          (2,665)           (1,809)
                                                 ------------      ------------
     Intangible assets, net                      (Pound)1,892      (Pound)1,559
                                                 ============      ============

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

7.   GOODWILL

                                                         October 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------
                                                        (In Thousands)

     Goodwill                                   (Pound)3,870      (Pound)  660
     Accumulated amortization                           (271)             (109)
                                                ------------      ------------
     Goodwill, net                              (Pound)3,599      (Pound)  551
                                                ============      ============

8.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                                          October 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
                                                         (In Thousands)

     Leasehold improvements                      (Pound)  272      (Pound)  218
     Plant and machinery                                1,474               717
     Equipment, fixtures and fittings                     520               380
                                                 ------------      ------------
     Total property and equipment                       2,266             1,315
     Accumulated depreciation and amortization         (1,174)             (542)
                                                 ------------      ------------
     Property and equipment, net                 (Pound)1,092      (Pound)  773
                                                 ============      ============


9.   REVOLVING CREDIT FACILITY

     In February 1997, the Company entered into a U.S. dollar revolving credit facility which provides for maximum borrowings of $10.0 ((pound)6.1) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. At the Company's option, interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%. The Company had average borrowings of (pound)2.7 million during 1997 at an average interest rate of 6.89%. Maximum borrowings during 1997 were (pound)2.7 million. The revolving credit facility is collateralized by certain assets of the Company.

     On October 31, 1997, there were outstanding borrowings of approximately $4.5 (pound)(2.7) million at an interest rate of 7.0313%. In addition, there was (pound)0.02 million outstanding short-term debt related to borrowings of an acquired business.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

10.  INCOME TAXES

     The Company's provision for income taxes is incurred primarily in the United Kingdom.

     For the years noted below, the provision for income taxes consists of the following:

                                      1997            1996             1995
                                   ----------     ------------     ------------
                                                 (In Thousands)

     Currently payable             (Pound)632     (Pound)1,292     (Pound)2,551
     Deferred                              44             (297)             (20)
                                   ----------     ------------     ------------
                                   (Pound)676     (Pound)  995     (Pound)2,531
                                   ==========     ============     ============



     Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations:

                                                       October 31,
                                        --------------------------------------------
                                           1997            1996             1995
                                        ----------     ------------     ------------
                                                      (In Thousands)
     Income tax (benefit) computed at
       U.S. corporate tax rate of 34%   (Pound)973     (Pound)(888)     (Pound)2,608
     Adjustments attributable to:
       Valuation allowance                     (74)          1,790               (54)
       ACT refund                             (247)             --                --
       Nondeductible expenses                   22              65                53
       Foreign income taxed in the
         United States                          86              60                --
       Income tax rate differential
         between the United States
         and the United Kingdom                (84)            (32)              (76)
                                        ----------      ----------      ------------
           Total                        (Pound)676      (Pound)995      (Pound)2,531
                                        ==========      ==========      ============

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     The components of the Company's net deferred tax assets and (liabilities) as of October 31 are as follows:

                                                     1997              1996
                                                 -------------    -------------
                                                        (In Thousands)

     Deferred tax liability:
       Differences between book and tax basis
         of property and equipment               (Pound)   (47)   (Pound)    --
       Other                                               (13)              --
                                                 -------------    -------------
                                                           (60)              --
                                                 -------------    -------------
     Deferred tax asset:
       Intangibles                                         316              306
       Differences between book and tax basis
         of property and equipment                          --              300
       Net operating loss carry forwards                   527              212
       Tax credits carry forwards                          834              726
       Warranty provision                                   --               --
       Other                                                --                3
       Inventories                                         218              404
       Accruals                                             87              447
                                                  -------------    -------------
                                                         1,982            2,398
     Valuation allowance                                (1,725)          (2,157)
                                                 -------------    -------------
       Total                                     (Pound)   197    (Pound)   241
                                                 =============    =============

     Net operating loss carryforwards for federal and state income taxes available at October 31, 1997 expire as follows:


                                                                      Years of
                                                    Amount           Expiration
                                               ----------------      ----------
     Federal operating losses                  (Pound)  541,122       2004-2008
     State operating losses                    (Pound)2,458,938       1998-2000

     The Company has not recognized deferred tax liabilities of (pound)171,000 and (pound)203,000 for the undistributed earnings of its United Kingdom subsidiaries at October 31, 1997 and 1996, since the Company does not expect these earnings to be remitted to the United States in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover the undistributed earnings in a taxable manner, such as through receipt of dividends, a loan of the unremitted earnings to the Company or one of its U.S. affiliates, or a sale of the United Kingdom subsidiaries' stock. The

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     accumulated net undistributed earnings of the Company's United Kingdom subsidiaries included in retained earnings were (pound)5,602,000 and (pound)7,300,000 at October 31, 1997 and 1996, respectively.

11.  SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

     Approximately 16%, 32% and 38% of sales in 1997, 1996 and 1995, respectively, were to British Telecommunications PLC. The accounts receivable from British Telecommunications PLC were (pound)1,044,000 and (pound)2,108,000 as of October 31, 1997 and 1996, respectively, and were collected pursuant to normal credit terms.

     The principal shareholder provided financial advisory, investment banking and other services for the Company. Effective January 1, 1995, the Company entered into a two-year agreement, which expired on December 31, 1996, whereby the Company paid $20,000 per month plus certain reimbursable expenses to the shareholder for financial advisory services.

     Fees and other expenses relating to the principal shareholder are as follows:

                                                       October 31,
                                       ----------------------------------------
                                          1997            1996          1995
                                       ----------      ----------    ----------
                                                     (In Thousands)

     Fees                              (Pound)142      (Pound)155    (Pound)206
     Out-of-pocket expenses                     4              57            34



12.  COMMITMENTS

     The Company leases certain property and equipment under noncancellable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancellable operating leases subsequent to October 31, 1997 are as follows:

     Years Ending October 31,                                     (In Thousands)
     ------------------------                                     --------------
           1998                                                   (Pound)  241
           1999                                                            214
           2000                                                            183
           2001                                                            134
           2002                                                            129
           Thereafter                                                      322
                                                                   ------------
              Total                                                (Pound)1,223
                                                                   ============

     Rent expense, including short-term leases, amounted to approximately (pound)287,000, (pound)328,000, and (pound)277,000 in 1997, 1996 and 1995, respectively.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

13.  STOCK OPTION PLANS

     The Company has an Employee Stock Option Plan (the "Employee Plan"), which provides for the granting of nonqualified and incentive stock options to all officers and key employees of the Company and its subsidiaries at prices which represent the closing market price at the grant dates. The aggregate number of shares which may be issued upon the exercise of options under the Employee Plan, as amended in February 1997, is 747,500 shares of Class A Common Stock.

     Options issued under the Employee Plan typically vest ratably over a five-year period. Certain options issued to senior management employees under the Employee Plan have cliff vesting terms at the end of a five-year period and terms which provide for the acceleration of vesting upon the attainment of specified market prices for the Company's common stock for a period of 60 days. In the event of a "change in control" as defined in the Employee Plan, all outstanding options become fully vested and are subject to exercise. Incentive stock options and nonqualified stock options granted under the Employee Plan expire 10 years after the grant date unless an option holder's employment is terminated. Under such circumstances, the options expire from three months to one year from the date of employment termination.

     In April 1995, the Company's shareholders also approved the Nonemployee Director Stock Option Plan (the "Director Plan"), providing for the granting of stock options to nonemployee members of the Company's Board of Directors at the closing market price at the grant dates. On April 1, 1996 and each anniversary date thereafter, each nonemployee director, who has served as a director for at least one year, will receive an option to purchase 2,500 shares of the Company's common stock. The aggregate number of shares which may be issued upon the exercise of options granted under the Director Plan is 62,500 shares of common stock. Options issued under the Director Plan fully vest one year after the grant date. In the event of a "change in control" as defined in the Director Plan, all outstanding options become fully vested and are subject to exercise. Options granted under the Director Plan expire 10 years after the grant date, unless an option holder ceases to be a director of the Company. Under such circumstances, the options expire three months from the date that the option holder ceases to be a director.

     At October 31, 1997 and 1996, 209,500 and 298,000 ratably vesting options under the Employee Plan have been granted to key employees of the Company at prices ranging between $3.75 and $7.50. Of these options, 92,500 have expired and been canceled, 75,900 are currently exercisable and the remaining options will become exercisable in 1998 through 2001. At October 31, 1997, 515,000 and 100,000 cliff vesting options under the Employee Plan have been granted to senior management employees of the Company at prices ranging between $4.50 and $7.56. None of these options are currently exercisable. They will become exercisable beginning in 2002 or earlier if the accelerated vesting conditions are met. At October 31, 1997, 16,700 options under the Director Plan have been granted to directors of the Company at prices ranging between $4.50 and $5.13. Of these options, 9,200 are currently exercisable and the remaining will become exercisable in 1998. Options to purchase 18,750 shares of Class A common stock at a price of $10.00 were granted as a finder's fee in connection with an acquisition. Of these options, 15,000 are currently exercisable and the remaining will become exercisable in 1998 and 1999.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     The following table summarizes the activity of the aforementioned stock option plans as of and for the years ended October 31, 1997, 1996 and 1995:

                                         1997                       1996                       1995
                                -----------------------     ----------------------     ---------------------
                                              Weighted                   Weighted                  Weighted
                                               Average                    Average                   Average
                                Shares        Ex. Price     Shares       Ex. Price     Shares      Ex. Price
                                -------       ---------     -------      ---------     -------     ---------
Outstanding, Beginning
  of year                       373,450         $5.51       177,250        $ 5.55      108,750        $7.53
  Options granted               415,000          5.51       213,700          5.89      103,500         4.50
  Options exercised                  --                          --                         --
  Options cancelled             (40,000)         4.97       (17,500)        10.57      (35,000)        8.60
                                -------                     -------                    -------
Outstanding, End
  of year                       748,450          5.54       373,450          5.51      177,250         5.55
                                =======         =====       =======        ======      =======        =====
Exercisable, End
  of year                       100,100         $5.96        44,550        $ 6.48       20,200        $8.18
                                =======         =====       =======        ======      =======        =====

     In February 1997, the Company repriced 191,000 options with exercise prices ranging between $9.00 and $15.00 to $4.50 which represented the closing market price. The options, as repriced, are reflected in all periods in the above table.

     The fair value of each option on the due date of grant for 1997 and 1996 is estimated using the Black-Scholes options pricing model with the following weighted average assumptions for both years: no dividend yield; expected volatility of 59%; risk-free interest rate of 5.82%; expected option lives of 7 years; and a forfeiture rate of 2%.

     The exercise price for options outstanding as of October 31, 1997 is between $3.75 and $10.00. Such options will expire on average in 8.3 years. The weighted average fair value of options granted during 1997 and 1996 was $3.52 and $3.81, respectively, on the date of grant.

     Had compensation expense for the Company's aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                                                    1997               1996
                                                ------------      --------------

     Net income (loss) -- As reported           (Pound)2,187      (Pound)(3,605)
     Net income (loss) -- Pro Forma             (Pound)1,828      (Pound)(3,751)
     Earning (loss) per share -- As reported    (Pound) 0.20      (Pound) (0.31)
     Earning (loss) per share -- Pro Forma      (Pound) 0.17      (Pound) (0.33)

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

     The pro forma effect on net income (loss) and earnings (loss) per share for 1997 and 1996 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995 and since additional awards in future years are anticipated.

14.  LITIGATION

     In July and August 1995, the Company received complaints in three separate purported lawsuits. The complaints which were consolidated into a single amended complaint, sought class action status and alleged violations arising under certain federal securities laws for alleged material misstatements and omissions in the prospectus associated with the Company's 1995 public offering. The Company and the individual defendants believe the allegations are untrue and without merit. The complaint was filed against certain of the Company's directors and executive officers, principal shareholder and underwriters. The complaint sought rescission and/or damages against all defendants including the awarding of costs and disbursements. The defendants filed a Motion to Dismiss and in January 1996, the defendants' Motion to Dismiss was granted and the case was dismissed. In February 1996, the plaintiffs appealed the Order of the U.S. District Court to the United States Court of Appeals. A settlement, effective October 24, 1996 was reached among the parties and has been approved by the court. Certain defendants paid to a settlement fund approximately $2,100,000 ((pound)1,254,000), which after certain costs and expenses was paid to a class. The Company's contribution to the settlement fund was $1,033,000 ((pound)617,000), which together with related legal costs was expensed in 1996 (see Note 4). Accordingly, included in the line item "other accrued liabilities" on the accompanying consolidated balance sheet at October 31, 1996 are accruals for the settlement of the litigation and related expenses amounting to $1,500,000 ((pound)896,000). Amounts due under the settlement were paid in December 1996.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1997
--------------------------------------------------------------------------------

15.  GEOGRAPHIC INFORMATION

     Information about the Company's operations in different geographic areas for the three years ended October 31, 1997 are as follows (in thousands):

                                 United States     United Kingdom     Eliminations     Consolidated
                                 -------------     --------------     ------------     ------------
     Net sales:
       1997                       (Pound)6,740      (Pound)10,936      (Pound)  --    (Pound)17,676
       1996                              2,655             15,537               --           18,192
       1995                              2,883             18,162               --           21,045

     Operating profit (loss)
       1997                             (1,904)             3,254               --            1,350
       1996                             (5,492)             1,813               --           (3,679)
       1995                             (1,213)             8,111               --            6,898

     Identifiable assets
       1997                             22,627              9,889           (1,257)          31,259
       1996                             15,529             15,376             (923)          29,982
       1995                             17,943             23,593           (4,183)          37,353