Form 10-Q
period 1998-01-31
NUMEREX CORP /PA/
filed 1998-03-12
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended                             Commission File Number
    ---------------------                             ----------------------
      January 31, 1998                                       0-22920


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                      11-2948749
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                   100 Four Falls Corporate Center, Suite 407
                            Route 23 & Woodmont Road
                        West Conshohocken, PA 19428-2961
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (610) 941-2844
                        --------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   _x_      No ___

As of the close of the period covered by this report, an aggregate of 10,907,592 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at January 31,
     1998 (unaudited) and October 31, 1997                                    4

Condensed Consolidated Statements of Operations (unaudited)
     for the three months ended January 31, 1998 and 1997                     5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the three months ended January 31, 1998 and 1997                     6

Notes to Condensed Consolidated Financial Statements (unaudited)              7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  11

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities                                                14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14

Signature Page                                                               15

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)



                                                          January 31,             October 31,
                                                             1998                    1997
                                                          -----------             -----------
                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                     (Pounds) 15,235         (Pounds) 15,626
     Accounts Receivable, net                                4,132                   4,398
     Inventory                                               2,985                   2,929
     Prepaid Taxes                                           1,250                   1,250
     Prepaid Expenses                                          315                     251
                                                           -------                 -------
            TOTAL CURRENT ASSETS                            23,917                  24,454

PROPERTY AND EQUIPMENT, NET                                  1,159                   1,092

GOODWILL, NET                                                3,558                   3,599
INTANGIBLE ASSETS, NET                                       1,648                   1,892
OTHER ASSETS                                                 2,529                   1,472
                                                           -------                 -------
               TOTAL ASSETS                        (Pounds) 32,811         (Pounds) 32,509
                                                           =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                               (Pounds) 1,152         (Pounds)  1,518
     Income Taxes                                              569                     430
     Other Current Liabilities                                 905                     839
                                                           -------                 -------
                TOTAL CURRENT  LIABILITIES                   2,626                   2,787

LONG-TERM DEBT                                               2,755                   2,688
                                                           -------                 -------
                TOTAL LIABILITIES                            5,381                   5,475
                                                           -------                 -------
SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued 11,607,492             18,358                  18,321
     Treasury Stock, at cost, 699,900 shares at
       January 31, 1998 and 684,900 shares
       at October 31, 1997                                  (1,976)                 (1,921)
     Accumulated Translation Adjustment                       (101)                   (308)
     Retained Earnings                                      11,149                  10,942
                                                           -------                 -------
                                                            27,430                  27,034
                                                           -------                 -------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                             (Pounds) 32,811         (Pounds) 32,509
                                                           =======                 =======

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)



                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                             JANUARY 31,

                                                  1998                     1997
                                               (UNAUDITED)             (UNAUDITED)
                                               -----------             -----------
Net Sales                               (Pounds)  4,108         (Pounds)  4,143

Cost of Sales                                     2,073                   2,201
                                                 ------                  ------
          GROSS PROFIT                            2,035                   1,942

Selling, General, Administrative
and Other Expenses                                1,930                   1,800
                                                 ------                  ------

          OPERATING INCOME                          105                     142

Interest and Other Income (Net)                     218                     223
                                                 ------                  ------
          INCOME BEFORE
          INCOME TAXES                              323                     365

Provision for Income Taxes                          116                     124
                                                 ------                  ------
          NET INCOME                    (Pounds)    207         (Pounds)    241
                                                 ======                  ======
BASIC AND DILUTED EARNINGS PER SHARE    (Pounds)    .02         (Pounds)    .02
                                                 ======                  ======
NUMBER OF SHARES USED IN PER SHARE
CALCULATION:
          BASIC                                  10,918                  11,231
                                                 ======                  ======
          DILUTED                                11,058                  11,234
                                                 ======                  ======


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)


                                                                    FOR THE THREE
                                                                     MONTHS ENDED
                                                                     JANUARY 31,
                                                               1998                1997
                                                            (UNAUDITED)         (UNAUDITED)
                                                            -----------         -----------
OPERATING ACTIVITIES
     Net Income                                       (Pounds)  207       (Pounds)  241
     Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
       Depreciation and Amortization                            384                 321
       Changes in assets and liabilities which
       provided (used) cash:
          Accounts Receivable                                   266                (498)
          Inventory                                             (56)                237
          Prepaid Expenses                                      (64)                 32
          Accounts Payable                                     (366)               (520)
          Other Assets and Liabilities                         (183)               (460)
                                                            -------             -------
       Net Cash Provided by (used in) Operating
       Activities                                               188                (647)
                                                            -------             -------
INVESTING ACTIVITIES
     Investment in Fixed Assets                                (176)                (48)
     Increase in Intangible Assets                               (3)                (83)
     Investment in Business                                    (637)               --
                                                            -------             -------
       Net Cash Used in Investing Activities                   (816)               (131)
                                                            -------             -------
FINANCING ACTIVITIES

     Proceeds from Exercise of Stock Options                     37                --
     Purchase of Treasury Stock                                 (55)               (206)
                                                            -------             -------
        Net Cash Used in Financing Activities                   (18)               (206)
                                                            -------             -------

EFFECT OF EXCHANGE DIFFERENCES ON CASH AND CASH
EQUIVALENTS                                                     255                 145
                                                            -------             -------
     Net Increase (Decrease) in cash and
     cash equivalents                                          (391)               (839)

CASH AND CASH EQUIVALENTS, BEGINNING                         15,626              18,459
                                                            -------             -------

CASH AND CASH EQUIVALENTS, ENDING                  (Pounds)  15,235     (Pounds) 17,620
                                                            =======             =======


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.         Basis of Financial Statement Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 may not be indicative of the results that may be expected for the year ending October 31, 1998. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and the consolidated financial statements contained therein.

           On July 17, 1997, the Company invested (Pounds)612,000 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. Due to the Company's inability to exert control or significant influence over the operations of Uplink, the Company accounted for the investment in Uplink using the cost method of accounting. In addition, the Company has extended Uplink a $5,000,000 Line of Credit which can be drawn against a defined set of milestones over a 24 month period. Various options contained in the agreements provide the Company a means of acquiring a controlling interest in Uplink.

           As of January 31, 1998 and October 31, 1997, the Company had loans outstanding to Uplink totaling (Pounds)1,224,000 ($2,000,000) and (Pounds)612,000 ($1,000,000), respectively. The Company's investment and loan to Uplink are included in "Other Assets" in the accompanying consolidated balance sheets at January 31, 1998.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of operations.

           Basic earnings per share, which replaces primary earnings per share, excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.

           Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method at an average market price for the Company's common stock. The Company adopted SFAS No. 128 for the quarter ended January 31, 1998 and has restated 1997 earnings per share information on a comparable basis.

           During the quarter ended January 31, 1998, the Company began shipments under a significant contract in which it records revenue when product is delivered to the customer. Payment for the receivables under the contract will be made through a revenue sharing arrangement with the customer wherein full payment of the receivables is anticipated within a three year period. Accordingly, the receivable at January 31, 1998 has been recorded as non-current and discounted to its present value assuming a three year term.

2.         Inventory.
                                               January 31,         October 3l,
                                                  l998                l997
                                               -----------         -----------
                                                ((Pounds)000's omitted)

            Raw materials                    (Pounds) 1,279  (Pounds) 1,129
            Work-in-progress                            294             411
            Finished goods                            1,412           1,389
                                                      -----           -----
                                             (Pounds) 2,985  (Pounds) 2,929
                                                      =====           =====

3.         Revolving Credit Facility

           The Company has a revolving credit facility which provides for maximum borrowings of $10.0 ((Pounds)6.1) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

           On January 31, 1998, there were outstanding borrowings of approximately (Pounds)2.8 ($4.5) million at an interest rate of 7.03%.

4.         New Accounting Pronouncements

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

5.         Investment Considerations

            In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, a copy of which can be obtained from Charles L. McNew, Chief Financial Officer, NumereX Corp., 100 Four Falls Corporate Center, Suite 407, Route 23 & Woodmont Road, West Conshohocken, PA 19428-2961.

6.         Forward-looking Statements

           The information contained in the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

           Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

7.         Subsequent Events

           On February 25, 1998, the Company, BellSouth Wireless, Inc. ("BellSouth") and BellSouth Corporation ("BellSouth Corporation") have entered into an agreement (the "Formation Agreement"), regarding the formation of Cellemetry LLC, to be formed as a Delaware Limited Liability Company ("Cellemetry LLC"), which will be owned 60% by the Company and 40% by BellSouth. The Formation Agreement contemplates that the parties will enter into an Operating Agreement which will establish the terms of operation of Cellemetry LLC. It is contemplated that under the Operating Agreement, the Company will make initial in-kind and cash capital contributions valued at $7,500,000, plus additional capital contributions during the first three years in an aggregate amount of up to $15,500,000. BellSouth contemplates making an initial in-kind capital contribution (primarily related to its technology) valued at $15,333,000. The Company contribution will include its stock ownership interest in Uplink Security, Inc. ("Uplink") as well as various contractual and other rights presently held by the Company in Uplink. It is contemplated that Cellemetry LLC will elect to be treated as a partnership for tax purposes. It is further contemplated that the Operating Agreement will include certain provisions whereby various rights and obligations will exist between BellSouth and the Company to buy and sell their respective interests in Cellemetry LLC, upon the occurrence of certain events. The Operating Agreement will also include provisions dealing with business arrangements, management, warranties and representations, indemnifications, transfer of shares as well as termination provisions.

           Pursuant to the Formation Agreement, closing of the transaction is conditioned upon the parties entering into various agreements, including a Transition Agreement, Sublease Agreement, Registration Rights Agreement, a BellSouth Cellular Corp. Services Agreement, the Uplink License Agreement, as well as the Operating Agreement. Closing of the transaction is further conditioned upon each party obtaining necessary consents and various other conditions. The Formation Agreement contemplates a closing prior to May 20, 1998. The Company is presently considering financing alternatives with regard to certain of its funding obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.

                                                       Three Months Ended
                                                           January  31,
                                                       -------------------
                                                     1998              1997
                                                     ----              ----
Net sales:
  Derived Channel Systems ................           67.6%             64.1%
  Intrusion alarm, broadband and network
    products1/ ...........................           32.4              35.9
                                                    -----             -----
      Total net sales ....................          100.0             100.0

Cost of sales ............................           50.5              53.1
Gross profit .............................           49.5              46.9
Selling, general, administrative and other           47.0              43.5
                                                    -----             -----
Operating income .........................            2.6               3.4
                                                    =====             =====
Net income ...............................            5.0%              5.8%
                                                    =====             =====


1/ The Company acquired BNI in March 1997 and sold DA in May 1997. The above table includes sales of broadband products only for the quarter ended January 31, 1998 and intrusion alarm products only for the quarter ended January 31, 1997. Accordingly, future results of operations will include broadband product sales, but will not include any intrusion alarm product sales.

Results of Operations

Net sales were (Pounds)4.1 million for the quarter ended January 31, 1998, virtually unchanged from the comparable period in 1997. There was a modest improvement in sales of Derived Channel products principally due to the completion of the Canadian field trial which was somewhat offset by a reduction in network equipment sales in the United Kingdom. In addition, there was a decrease in net sales of Subscriber Terminal Units (STUs) primarily due to a shift from product sales to royalty revenue as a result of the sale of DA, effective May 1997. Intrusion alarm product sales were eliminated due to sale of DA. This was somewhat offset by the inclusion of sales of broadband products and services (from BNI which was acquired in March, 1997) and an improvement in sales of network management products.

Total cost of sales decreased 5.8% to (Pounds)2.1 million for the quarter ended January 31, 1998 as compared to (Pounds)2.2 million for the comparable period in 1997. Gross profit as a percentage of net sales increased to 49.5% for the three month period ended January 31, 1998 as compared to 46.9% for the comparable period in 1997. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products principally due to the elimination of DA and its intrusion alarm product line.

As a result of the Company's continuing investment in product development and sales and marketing programs, total selling, general, administrative and other expenses increased 7.2% to (Pounds)1.9 million for the three months ended January 31, 1998 as compared to (Pounds)1.8 million for the comparable period in 1997.

Operating income decreased 26.1% to (Pounds).011 million for the three month period ended January 31, 1998 as compared to (Pounds).014 million for the comparable period in 1997. The decrease in operating income was due to the increase in selling, general, administrative and other expenses which was somewhat offset by the increase in gross profit margins.

Interest and other income decreased 2.2% to (Pounds)0.218 million for the three month period ended January 31, 1998 as compared to (Pounds)0.223 million for the comparable period in 1997. The decrease was principally related to a decline in interest income generated from temporary cash investments and the inclusion of interest expense on the Revolving Credit Facility which was used in conjunction with the BNI acquisition.

The effective income tax rates was 36.0% for the three months ended January 31, 1998 as compared to 34% for the comparable period in 1997.

The increase in the Company's gross profit margins, and the increase in selling, general, administrative and other expenses resulted in net income of (Pounds)0.2 million for the three month period ended January 31, 1998, as compared (Pounds)0.2 million for the comparable period in 1997.

As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis, declined to 11.1 million for the three month period ended January 31, 1998 as compared to 11.2 million shares for the comparable period in 1997.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities was (Pounds)0.2 million for the three months ended January 31, 1998. Net cash used was (Pounds)0.6 million for the comparable period in 1997. The increase was primarily due to a settlement payment in conjunction with a shareholder litigation matter paid in 1997.

Net cash used in investing activities increased to (Pounds)0.8 million for the three months ended January 31, 1998 as compared to (Pounds)0.1 million for the comparable period in 1997. The increase was primarily attributable to the Company's investment in Uplink.

Net cash used in financing activities decreased to (Pounds)0.02 million for the three months ended January 31, 1998 as compared to (Pounds)0.2 million for the comparable period in 1997. The decrease was principally due to decreased purchases of treasury stock.

The Company had working capital balances of (Pounds)21.3 million and (Pounds)21.7 million, respectively as of January 31, 1998 and October 31, 1997.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital and cash provided by operating activities. In order to fund an expansion of its Derived Channel System business (including an effort to increase market penetration in North America, Western Europe, and the Pacific Rim and expand into other parts of the world), the Company may require significantly greater capital investments than it has in the past. Presently, the Company has no material commitments for capital expenditures. Presently, the Company has commitments for funding its investment in Uplink and is also committed to a network equipment deployment in conjunction with the previously announced Bell Canada agreement. The Company will also have funding obligations to Cellemetry LLC provided the transaction is completed as presently contemplated.

The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1998. From these sources, the Company has used approximately (Pounds)3.5 million to complete the purchase of BNI. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

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

           None - not applicable.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NUMEREX CORP.
                                               (Registrant)

Date:            March 12, 1998                By: /s/ John J. Reis
       --------------------------------            --------------------
                                                   JOHN J. REIS
                                                   President and
                                                   Chief Executive Officer


Date:            March 12, 1998                By: /s/ Charles L. McNew
       --------------------------------            -------------------------
                                                   CHARLES L. McNEW
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer