Form 10-Q
period 1998-04-30
NUMEREX CORP /PA/
filed 1998-06-12
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number
   April 30, 1998                                               0-22920
---------------------                                    ----------------------


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                           11-2948749
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                   100 Four Falls Corporate Center, Suite 407
                            Route 23 & Woodmont Road
                        West Conshohocken, PA 19428-2961
                     --------------------------------------
                    (Address of principal executive offices)

                                 (610) 941-2844
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No ___

As of the close of the period covered by this report, an aggregate of 10,827,592 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                         Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at April 30,
     1998 (unaudited) and October 31, 1997                                  4

Condensed Consolidated Statements of Operations (unaudited)
     for the three months and six months ended April 30, 1998 and 1997      5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the six months ended April 30, 1998 and 1997                       6

Notes to Condensed Consolidated Financial Statements (unaudited)            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signature Page                                                             16

PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)

                                                  April 30,       October 31,
                                                    1998             1997
                                                 (UNAUDITED)
                                                 -----------      -----------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                      14,176            15,626
     Accounts Receivable, net                        3,195             3,690
     Inventory                                       3,552             2,929
     Prepaid Taxes                                   1,250             1,250
     Prepaid Expenses                                  426               251
                                                    ------            ------
                  TOTAL CURRENT ASSETS              22,599            23,746

PROPERTY AND EQUIPMENT, NET                          1,150             1,092

GOODWILL, NET                                        3,491             3,599
INTANGIBLE ASSETS, NET                               1,617             1,892
OTHER ASSETS                                         3,272             2,180
                                                    ------            ------

                  TOTAL ASSETS                      32,129            32,509
                                                    ======            ======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                1,087             1,518
     Income Taxes                                      643               430
     Other Current Liabilities                       1,142               839
                                                    ------            ------
                  TOTAL CURRENT  LIABILITIES         2,872             2,787

LONG-TERM DEBT                                       2,690             2,688
                                                    ------            ------

                  TOTAL LIABILITIES                  5,562             5,475
                                                    ------            ------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000;
       issued 11,607,492                            18,358            18,321
     Treasury  Stock, at cost, 779,900
       shares at April 30, 1998 and 684,900
       shares at October 31, 1997                   (2,184)           (1,921)
     Accumulated Translation Adjustment
                                                      (418)             (308)
     Retained Earnings                              10,811            10,942
                                                    ------            ------
                                                    26,567            27,034
                                                    ------            ------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                              32,129            32,509
                                                    ======            ======


See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)

                                              FOR THE THREE                   FOR THE SIX
                                               MONTHS ENDED                   MONTHS ENDED
                                                APRIL 30,                       APRIL 30,

                                         1998             1997            1998           1997
                                      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                      -----------      -----------     -----------    -----------
Net Sales                               3,414             5,145            7,522          9,288

Cost of Sales                           1,533             2,635            3,606          4,836
                                       ------            ------           ------         ------
     GROSS PROFIT                       1,881             2,510            3,916          4,452

Selling, General, Administrative
and Other Expenses                      2,266             1,980            4,196          3,780
                                       ------            ------           ------         ------

     OPERATING INCOME (LOSS)             (385)              530             (280)           672

Interest and Other Income (Net)           183               160              401            383
                                       ------            ------           ------         ------

     INCOME  (LOSS) BEFORE
     INCOME TAXES                        (202)              690              121          1,055

Provision for Income Taxes                136               235              252            359
                                       ------            ------           ------         ------

     NET INCOME (LOSS)                   (338)              455             (131)           696
                                       ======            ======           ======         ======


BASIC AND DILUTED EARNINGS (LOSS)        (.03)              .04             (.01)           .06
 PER SHARE                             ======            ======           ======         ======

NUMBER OF SHARES USED IN PER SHARE
CALCULATION:
     BASIC                             10,880            11,176           10,899         11,204
                                       ======            ======           ======         ======

     DILUTED                           10,999            11,180           11,028         11,207
                                       ======            ======           ======         ======



See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)


                                                           FOR THE SIX
                                                           MONTHS ENDED
                                                             APRIL 30,


                                                        1998           1997
                                                     (UNAUDITED)     (UNAUDITED)
                                                      ---------       ---------

OPERATING ACTIVITIES

     Net Income (Loss)                                    (131)            696
     Adjustments to reconcile net income (Loss)
     to net  cash  provided  by
     operating activities:
       Depreciation and Amortization                       759             715
       Changes in assets and liabilities which
       provided (used) cash:
         Accounts Receivable                               107           1,051
         Inventory                                        (623)            135
         Prepaid Expenses                                 (175)            (10)
         Accounts Payable                                 (431)             71
         Other Current Liabilities                         516             191
                                                       -------         -------

     Net Cash Provided by Operating Activities              22           2,849
                                                       -------         -------

INVESTING ACTIVITIES

     Investment in Fixed Assets                           (241)           (137)
     Increase in Intangible Assets                        (193)           (411)
     Investment in Business                               (692)           --
     Acquisition of Business, Net of Cash                 --            (3,547)
                                                       -------         -------
       Net Cash Used in Investing Activities            (1,126)         (4,095)
                                                       -------         -------

FINANCING ACTIVITIES

     Proceeds from Exercise of Stock Options                37            --
     Increase in Short-Term Debt                          --                72
     Proceeds from Long-Term Debt                         --             2,770
     Purchase of Treasury Stock                           (263)           (466)
                                                       -------         -------
       Net Cash Provided by (Used in) Financing
       Activities                                         (226)          2,376
                                                       -------         -------

EFFECT OF EXCHANGE DIFFERENCES ON CASH AND CASH
EQUIVALENTS                                               (120)             54
                                                       -------         -------

     Net Increase (Decrease) in Cash &
     Cash Equivalents                                   (1,450)          1,184

CASH AND CASH EQUIVALENTS, BEGINNING                    15,626          18,459
                                                       -------         -------

CASH AND CASH EQUIVALENTS, ENDING                       14,176          19,643
                                                       =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   Basis of Financial Statement Presentation
     -----------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1998 may not be indicative of the results that may be expected for the year ending October 31, 1998. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and the consolidated financial statements contained therein.

     On July 17, 1997, the Company invested 598,000 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. In addition, the Company extended Uplink a $5,000,000 Line of Credit that could be drawn against a defined set of milestones over a 24-month period. Various options contained in the agreements provide the Company a means of acquiring a controlling interest in Uplink. On May 18, 1998, the Company acquired a controlling interest in Uplink (See Note 7).

     As of April 30, 1998 and October 31, 1997, the Company had loans outstanding to Uplink totaling 1,196,000 ($2,000,000) and 598,000 ($1,000,000), respectively. The Company's investment and loan to Uplink are included in "Other Assets" in the accompanying consolidated balance sheets at April 30, 1998.

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

     Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method at an average market price for the Company's common stock. Effective with the first quarter ended January 31, 1998, the Company adopted SFAS No. 128. The Company has computed its earnings per share in accordance with SFAS No. 128 for both the three months and six months ended April 30, 1998 and has restated 1997 earnings per share information on a comparable basis.

     During the quarter ended January 31, 1998, the Company began shipments under a significant contract in which it records revenue when product is delivered to the customer. Payment for the receivables under the contract will be made through a revenue sharing arrangement with the customer wherein full payment of the receivables is anticipated within a three-year period. Accordingly, the receivables at April 30, 1998 have been recorded as non-current and discounted to its present value assuming a three-year term.

2.   Inventory.
     ----------
                                        April 30,          October 3l,
                                          l998                l997
                                        --------           -----------
                                                (000's omitted)

     Raw materials                        1,232                1,129
     Work-in-progress                       523                  411
     Finished goods                       1,797                1,389
                                          -----                -----
                                          3,552                2,929
                                          =====                =====


3.   Revolving Credit Facility
     -------------------------

     The Company has a revolving credit facility which provides for maximum borrowings of $10.0 (6.0) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

     On April 30, 1998, there were outstanding borrowings of approximately 2.7 ($4.5) million at an interest rate of 6.94%.

     The Company is currently in technical violation of certain financial performance loan covenants, however, the Company expects to receive a full waiver from the lender.

4.   New Accounting Pronouncements
     -----------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statement; its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective November 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company is evaluating whether the adoption of this statement will result in any changes to its presentation of financial data. The Company expects to adopt SFAS No. 131 effective November 1, 1998.

5.   Investment Considerations
     -------------------------

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

6.   Forward-looking Statements
     --------------------------

     The information contained in the Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

     Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

7.   Subsequent Events
     -----------------

     NumereX Corporation ("NumereX"), BellSouth Wireless, Inc. ("BellSouth Wireless") and BellSouth Corporation completed a transaction whereby Cellemetry LLC, a joint venture between NumereX and BellSouth Wireless, was effectuated. Cellemetry LLC, a Delaware limited liability company, is owned 60% by NumereX and 40% by BellSouth Wireless. The parties have entered into an operating agreement (the "Operating Agreement") which deals with, among other things, the conduct of the business of Cellemetry LLC. Pursuant to the Operating Agreement, NumereX will make initial in-kind and cash contributions valued at $7.5 million as well as additional cash contributions of up to $15.5 million during the first three years of Cellemetry LLC's operations. NumereX's initial contributions may be represented by, with the consent of BellSouth Wireless, (i) various interests it has in Uplink Security, Inc., including a 19.5 equity interest in Uplink, or (ii) certain business plan attainment levels (as well as a cash component if certain levels are not attained). The initial contribution by NumereX also included a license from Europlex Research Limited relating to gateway router and radio module technologies. BellSouth Wireless has made an initial in-kind capital contribution of all the assets related to its cellemetry technology, valued at $15.3 million. Additional capital contributions are required to be made by BellSouth Wireless. Pursuant to the Operating Agreement, each party has made warranties, representations and indemnifications to the other parties. Cellemetry LLC will initially have five board members, three of whom will be appointed by NumereX and two by BellSouth Wireless. The Operating Agreement requires that certain actions of the board of directors require the approval by at least one of the BellSouth Wireless appointees. In addition, the Operating Agreement provides certain restrictions on the right to transfer ownership interests in Cellemetry LLC. In the event certain goals established by the business plan for Cellemetry LLC are not achieved, in certain circumstances, at NumereX's election, it may require either that BellSouth put its interest to NumereX for $15.33 million, plus interest at a 13% annual compound rate, or take various actions whereby certain property and other rights belonging to Cellemetry LLC (including cellemetry technology) would be transferred to BellSouth. The Operating Agreement also addresses various rights of the parties in the event of dissolution, liquidation and termination. Cellemetry LLC has elected to be taxed as a partnership for federal, state and foreign income tax purposes.

     On May 18, 1998, the Company acquired an additional 78,795 shares of Uplink Security, Inc. from certain existing shareholders for approximately $1,225,000 plus 89,763 NumereX common stock warrants with a strike price of $6.00. This stock purchase increases the Company's ownership interest in Uplink to 85%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           -----------------------------------------------------------

General
-------

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.

                                                     Three Months Ended          Six Months Ended
                                                         April 30,                   April 30,
                                                    1998           1997          1998           1997
                                                    ----           ----          ----           ----
Net sales:
  Derived Channel Systems ................           56.6%          53.5%         62.6%          58.2%
  Intrusion alarm, broadband and network
    Products(1) ..........................           43.4           46.5          37.4           41.8
                                                    -----          -----         -----          -----
      Total net sales ....................          100.0          100.0         100.0          100.0

Cost of sales ............................           44.9           51.2          47.9           52.1

Gross profit .............................           55.1           48.8          52.1           47.9

Selling, general, administrative and other           66.4           38.5          55.8           40.7
                                                    -----          -----         -----          -----
Operating income.(Loss) ..................          (11.3)          10.3          (3.7)           7.2
                                                    =====          =====         =====          =====
Net income (Loss) ........................           (9.9)%          8.8%         (1.7)%          7.5%
                                                    =====          =====         =====          =====


(1) The Company acquired BNI in March 1997 and sold DA in May 1997. The above table includes sales of broadband products only for the six months ended April 30, 1998 and the two months ended April 30, 1997. The table also includes sales of intrusion alarm products only for the six months ended April 30, 1997.

Results of Operations
---------------------

Net sales decreased 33.6% to 3.4 million for the quarter ended April 30, 1998, as compared to 5.1 million for the comparable period in 1997. For the six months ended April 30, 1998, net sales decreased 19.0% to 7.5 million as compared to 9.3 million for the comparable period in 1997. There was a reduction in Derived Channel products sales principally due to a decrease in network equipment sales in the United Kingdom and a decrease in net sales of Subscriber Terminal Units (STUs) primarily due to shift from product sales to royalty revenue as a result of the sale of DA, effective May 1997. The lack of significant sales to Bell Canada, resulting from the halting of deployment shipments to Bell Canada, due to the identification of a technical problem, negatively impacted sales performance. The Company is working through these issues with Bell Canada with the hope of reaching a mutually favorable conclusion; although no assurances can be given. Intrusion alarm product sales were eliminated due to sale of DA (in May 1997). This was somewhat offset by the inclusion of sales of broadband products and services (from BNI, which was acquired in March 1997) and a modest improvement in sales of network management products.

Total cost of sales decreased 41.8% to 1.5 million for the quarter ended
April 30, 1998 and decreased 25.4% to 3.6 million for the six months ended April 30, 1998 as compared to 2.6 million and 4.8 million, respectively, for the comparable periods in 1997. The decrease resulted primarily from the decline in net sales. Gross profit as a percentage of net sales increased to 55.1% and 52.1%, respectively, for the three and six months ended April 30, 1998 as compared to 48.8% and 47.9%, respectively, for the comparable periods in 1997. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products principally due to the elimination of DA and its intrusion alarm product line.

As a result of the Company's continuing investment in product development and sales and marketing programs, total selling, general, administrative and other expenses increased 14.4% to 2.3 million for the three months ended April 30, 1998 as compared to 2.0 million for the comparable period in 1997. For the six months ended April 30, 1998, total selling, general, administrative and other expenses increased 11.0% to 4.2 million as compared to 3.8 million for the comparable period in 1997. In May of 1998 the Company announced a restructuring of its DCX business unit.

Due to the Company's decreased sales and the increase in total selling, general, administrative and other expenses, the Company recognized operating losses of 0.4 million and 0.3 million, respectively, for the three and six month periods ended April 30, 1998. This compares to operating income of 0.5 million and 0.7 million, respectively, for the comparable periods in 1997.

Interest and other income (net) increased 14.4% and 4.7%, respectively, to
0.183 million and 0.401 million, respectively, for the three and six month periods ended April 30, 1998 as compared to 0.160 million and 0.383 million, respectively, for the comparable periods in 1997. The increases were principally related to an increase in interest income generated from temporary cash investments which were somewhat offset by an increase in the interest expense on the Revolving Credit Facility which was used in conjunction with the BNI acquisition.

The Company recorded tax provisions of 0.1 million and 0.3 million, respectively, for the three and six months ended April 30, 1998 despite the pre-tax losses. Certain losses arising from United States operations were not deductible during the three and six-month periods ended April 30, 1998, while earnings from United Kingdom operations were fully taxable. The effective income tax rate for both the three and six-month periods ended April 30, 1997 was 34%.

The Company had net losses of 0.3 million and 0.1 million, respectively, for the three and six months ended April 30, 1998. This compares to net income of 0.5 million and 0.7 million, respectively, for the comparable periods in 1997.

As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis, declined to 11.0 million for the three month and six month periods ended April 30, 1998 as compared to 11.2 million shares for the comparable periods in 1997.

Liquidity and Capital Resources of the Company
----------------------------------------------

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities was 0.02 million for the six months ended April 30, 1998. Net cash provided was 2.8 million for the comparable period in 1997. The decrease was primarily due to net losses, changes in other working capital (including inventory built in anticipation of product shipments to Bell Canada) and delays in collecting certain receivables due from a customer in Argentina.

Net cash used in investing activities decreased to 1.1 million for the six months ended April 30, 1998 as compared to 4.1 million for the comparable period in 1997. The decrease was primarily attributable to the acquisition of BNI during 1997 which was somewhat offset by the Company's investment in Uplink during 1998.

Net cash used in financing activities decreased to 0.2 million for the six months ended April 30, 1998 as compared to net cash provided of 2.4 million for the comparable period in 1997. The decrease was principally due to the borrowings under the Revolving Credit Facility during 1997 which was somewhat offset by decreased purchases of treasury stock.

The Company had working capital balances of 19.7 million and 21.0 million, respectively as of April 30, 1998 and October 31, 1997.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital and cash provided by operating activities. Presently, the Company is obligated to fund the operations of Cellemetry LLC (which will require $15.5 million over the next 24-months) and Uplink, and the Company is also committed to a network equipment deployment in conjunction with the previously announced Bell Canada agreement. Expansion of the Company's Derived Channel System business (including an effort to increase market penetration in North America and the Pacific Rim and expand into other parts of the world), may also require significantly greater capital investments than it has in the past.

The Company believes its available cash, including the proceeds of its public offering completed in April 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1998. The Company will have funding obligations for Cellemetry LLC and Uplink as both entities are expected to be cash flow negative for the balance of fiscal year 1998. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

Foreign Currency
----------------

Currently, the Company's functional and reporting currency is British pounds sterling because a substantial majority of the Company's net sales are presently generated in the United Kingdom. Although the Company does not have an ongoing currency-hedging program in place, it has occasionally hedged its operations selectively against fluctuations in foreign currency as needed. The Company has used forward U.S. dollar contracts which have a maximum term of six months and which are not material to the Company. The Company anticipates that it may utilize additional foreign currency contracts as needed to hedge against fluctuations in the exchange rate between the U.S. dollar and the British pound sterling. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company's results of operations or liquidity.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None - not applicable.

Item 2.  Changes in Securities.

         None - not applicable.

Item 3.  Defaults Upon Senior Securities.

         None - not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of shareholders was held on February 26, 1998. In addition to the election of Directors, the following proposal was considered at the meeting and received the number of votes indicated:

         1. Proposal to increase the number of shares of common stock for issuance under the Company's Employee Stock Option Plan:

                        For              Against           Abstain
                        ---              -------           -------

                      9,728,930          533,792           34,542

         2. Proposal to increase the number of shares of common stock under the Company's Non-Employee Director Stock Option Plan:

                         For             Against           Abstain
                         ---             -------           -------

                      10,561,508         237,442           41,092

Item 5.  Other Information.

         None - not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         1. Form 8-K - Date of Report (February 25, 1998) - Item 5.

            Other events, regarding entering into an agreement regarding the formation of Cellemetry LLC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NUMEREX CORP.
                                  -------------
                                  (Registrant)

Date:    June 12, 1998                 By:  /s/   John J. Reis
       ----------------------             ------------------------------
                                           JOHN J. REIS
                                           President and
                                           Chief Executive Officer


Date:    June 12, 1998                 By:  /s/   Charles L. McNew
       ----------------------             ------------------------------
                                           CHARLES L. McNEW
                                           Chief Financial Officer and
                                           Chief Accounting Officer