Form 10-Q
period 1998-07-31
NUMEREX CORP /PA/
filed 1998-09-14
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   July 31, 1998                                                  0-22920
---------------------                                     ----------------------
For the Quarter Ended                                     Commission File Number


                                  NUMEREX CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                             11-2948749
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   100 Four Falls Corporate Center, Suite 407
                        West Conshohocken, PA 19428-2961
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 941-2844
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
    ---      ----

As of the close of the period covered by this report, an aggregate of 10,803,592 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                 Page
                                                                                 ----
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at July 31,
     1998 (unaudited) and October 31, 1997                                          4

Condensed Consolidated Statements of Operations (unaudited)
     for the three months and the nine months ended July 31, 1998 and 1997          5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the nine months ended July 31, 1998 and 1997                               6

Notes to Condensed Consolidated Financial Statements (unaudited)                    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      11

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                       15

Item 2.    Changes in Securities                                                   15

Item 3.    Defaults Upon Senior Securities                                         15

Item 4.    Submission of Matters to a Vote of Security Holders                     15

Item 5.    Other Information                                                       15

Item 6.    Exhibits and Reports on Form 8-K                                        15

Signature Page                                                                     16


PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

                         NUMEREX CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)

                                                                July 31,         October 31,
                                                                  1998              1997
                                                                --------         -----------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                            Pound   13,166    Pound  15,626
     Accounts Receivable, net                                      4,185            3,690
     Inventory                                                     3,911            2,929
     Prepaid Taxes                                                 1,250            1,250
     Prepaid Expenses                                                355              251
                                                                --------          -------
                            TOTAL CURRENT ASSETS                  22,867           23,746

PROPERTY AND EQUIPMENT, NET                                        1,700            1,092

GOODWILL, NET                                                      5,373            3,599
INTANGIBLE ASSETS, NET                                             7,745            1,892
OTHER ASSETS                                                       1,416            2,180
                                                                --------          -------
TOTAL ASSETS                                              Pound   39,101    Pound  32,509
                                                                 =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                     Pound    1,284    Pound   1,518
     Income Taxes                                                    606              430
     Other Current Liabilities                                     1,454              839
                                                                --------          -------
                           TOTAL CURRENT LIABILITIES               3,344            2,787
                                                                --------          -------

LONG-TERM DEBT                                                     3,674            2,688
                                                                --------          -------
MINORITY INTEREST                                                  6,155               --
                                                                --------          -------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued 11,609,492                   18,362           18,321
     Treasury Stock, at cost, 803,900 shares at July 31,
       1998 and 684,000 shares at October 31, 1997                (2,250)          (1,921)
     Accumulated Translation Adjustment                             (264)            (308)
     Retained Earnings                                            10,080           10,942
                                                                --------          -------
                                                                  25,928           27,034
                                                                --------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                Pound   39,101    Pound  32,509
                                                                ========          =======

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)

                                                FOR THE THREE                        FOR THE NINE
                                                 MONTHS ENDED                        MONTHS ENDED
                                                   JULY 31,                             JULY 31,
                                      -------------------------------       ------------------------------
                                          1998               1997               1998                1997
                                       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                       -----------        -----------         ---------          ----------
Net Sales                         Pound   4,383       Pound   4,075     Pound   11,905     Pound   13,363

Cost of Sales                             1,973               1,819              5,579              6,655
                                        -------             -------            -------            -------

          GROSS PROFIT                    2,410               2,256              6,326              6,708

Selling, General, Administrative
  and Other Expenses                      2,915               1,646              7,110              5,426
                                        -------             -------            -------            -------
          OPERATING INCOME (LOSS)          (505)                610               (784)             1,282


Interest and Other Income (Net)             139                 708                540              1,091
Equity in Net Losses of Affiliate           (19)                 --               (255)                --
Minority Interest                           181                  --                181                 --
                                        -------             -------            -------            -------
          INCOME (LOSS) BEFORE
            INCOME TAXES                   (204)              1,318               (318)             2,373
Provision for Income Taxes                  291                 461                544                820
                                        -------             -------            -------            -------
          NET INCOME (LOSS)       Pound    (495)      Pound     857     Pound     (862)    Pound    1,553
                                        =======             =======            =======            =======
BASIC AND DILUTED EARNINGS
   (LOSS) PER SHARE               Pound    (.05)      Pound     .08     Pound     (.08)    Pound      .14
                                        =======             =======            =======            =======

NUMBER OF SHARES USED IN
  PER SHARE CALCULATION:
         BASIC                           10,822              11,002             10,873             11,137
                                        =======             =======            =======            =======
         DILUTED                         10,877              11,066             11,008             11,146
                                        =======             =======            =======            =======





     See Accompanying Notes to Condensed Consolidated Financial Statements

                         NUMEREX CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)

                                                                      FOR THE NINE
                                                                      MONTHS ENDED
                                                                         JULY 31,
                                                             -------------------------------
                                                                 1998               1997
                                                             (UNAUDITED)         (UNAUDITED)
                                                              ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                   Pound  (862)        Pound   1,553
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and Amortization                           1,234                  978
       Minority Interest                                        (181)                  --
       Equity in Net Losses of Affiliate                         255                   --
       Gain on Disposition of Business                            --                 (474)
       Changes in current assets and liabilities
       which provided (used) cash:
          Accounts Receivable                                     (2)                 488
          Inventory                                             (892)                (277)
          Prepaid Expenses                                      (104)              (1,529)
          Accounts Payable                                      (778)                 868
          Other Current Liabilities                              778                 (200)
                                                             -------              -------

          Net Cash Provided by (Used In) Operating Activities   (552)               1,407
                                                             -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Fixed Assets                                  (95)                (261)
     Increase in Intangible Assets                              (287)                (795)
     Acquisition of Business, Net of Cash                     (1,539)              (3,547)
     Investment in Business                                     (132)              (1,260)
                                                             -------              -------
       Net Cash Used in Investing Activities                  (2,053)              (5,863)
                                                             -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from Exercise of Stock Options                      42                   --
     Payment of Short-Term Debt                                   --                 (391)
     Proceeds from Long-Term Debt                                919                2,742
     Purchase of Treasury Stock                                 (329)                (986)
                                                             -------              -------
        Net Cash Provided by Financing
          Activities                                             632                1,365
                                                             -------              -------

EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                                       (487)                (375)
                                                             -------              -------
     Net Increase (Decrease) in cash and cash
     equivalents                                              (2,460)              (3,466)

CASH AND CASH EQUIVALENTS, BEGINNING                          15,626               18,459
                                                             -------              -------

CASH AND CASH EQUIVALENTS, ENDING                     Pound   13,166         Pound 14,993
                                                             =======              =======


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Financial Statement Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1998 may not be indicative of the results that may be expected for the year ending October 31, 1998. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and the consolidated financial statements contained therein.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of operations.

     Basic earnings per share, which replaces primary earnings per share, excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.

     Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method at an average market price for the Company's common stock. Effective with the first quarter ended January 31, 1998, the Company adopted SFAS No. 128. The Company has computed its earnings per share in accordance with SFAS No. 128 for both the three months and nine months ended July 31, 1998 and has restated 1997 earnings per share information on a comparable basis.

     During the quarter ended January 31, 1998, the Company began shipments under a significant contract in which it records revenue when product is delivered to the customer. Payment for the receivables under the contract will be made through a revenue sharing arrangement with the customer wherein full payment of the receivables is anticipated within a three-year period. Accordingly, the receivables at July 31, 1998 have been recorded as non-current and discounted to its present value assuming a three-year term.

2.   Investments

     On July 17, 1997, the Company invested (pound sterling)598,000 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. In addition, the Company extended Uplink a $5,000,000 Line of Credit that could be drawn against a defined set of milestones over a 24-month period. Various Options contained in the agreements provide the Company a means of acquiring a controlling interest in Uplink. On May 18, 1998, the Company acquired an additional 78,795 shares of Uplink Security, Inc. from certain existing shareholders for approximately (pound sterling)750,000 ($1,225,000) plus 89,763 NumereX common stock warrants with a strike price of $6.00. This stock purchase increased the Company's ownership interest in Uplink to 85%. The allocation of the purchase price relating to the net assets acquired is preliminary pending a final appraisal.

     As a result of the acquisition of a controlling interest in Uplink, the Company is required under generally accepted accounting principles to restate its investment in Uplink from the cost method to the equity method in the two previous quarters for the fiscal year ending October 31, 1998. The effect of the restatement, which is included in the line item equity in net losses of affiliate in the Consolidated Statement of Operations for the nine months ended July 31, 1998, was (pound sterling)236,000 ($386,000). The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant.

     On May 15, 1998, NumereX Corporation ("NumereX"), BellSouth Wireless, Inc. ("BellSouth Wireless") and BellSouth Corporation completed a transaction whereby Cellemetry LLC, a joint venture between NumereX and BellSouth Wireless, was effectuated. Cellemetry LLC, a Delaware limited liability company, is owned 60% by NumereX and 40% by BellSouth Wireless. The parties have entered into an operating agreement (the "Operating Agreement") which deals with, among other things, the conduct of the business of Cellemetry LLC. Pursuant to the Operating Agreement, NumereX will make initial in-kind and cash contributions valued at $7.5 million as well as additional cash contributions of up to $15.5 million during the first three years of Cellemetry LLC's operations. NumereX's initial contributions may be represented by, with the consent of BellSouth Wireless, (i) various interests it has in Uplink Security, Inc., including a 19.5 equity interest in Uplink, or (ii) certain business plan attainment levels (as well as a cash component if certain levels are not attained). The initial contribution by NumereX also included a license from Europlex Research Limited relating to gateway router and radio module technologies. BellSouth Wireless has made an initial in-kind capital contribution of all the assets related to its Cellemetry Technology, initially valued at $15.3 million. During the first three years of Cellemetry LLC's operations, no additional capital contributions are required to be made by BellSouth Wireless. Pursuant to the Operating Agreement, each party has made warranties, representations and indemnifications to the other parties. Cellemetry LLC has five board members, three of whom were appointed by NumereX and two by BellSouth Wireless. The Operating Agreement requires that certain actions of the board of directors require the approval by at least one of the BellSouth Wireless appointees. In addition, the Operating Agreement provides certain restrictions on the right to transfer ownership interests in Cellemetry LLC. In the event certain goals established by the business plan for Cellemetry LLC are not achieved, in certain circumstances, at NumereX's election, it may require either that BellSouth put its interest to NumereX for $15.33 million, plus interest at a 13% annual compound rate, or take various actions whereby certain property and other rights belonging to Cellemetry LLC (including cellemetry technology) would be transferred to BellSouth. The Operating Agreement also addresses various rights of the parties in the event of dissolution, liquidation and termination. Cellemetry LLC has elected to be taxed as a partnership for federal, state and foreign income tax purposes. The Company accounted for the Cellemetry LLC joint venture under the purchase method and Cellemetry LLC was consolidated with the company effective May 15, 1998. The allocation of the purchase price relating to the net assets acquired is preliminary pending a final appraisal.

3.   Inventory.
                                         July 31,             October 31,
                                          1998                   1997
                                         -------              -----------
                                             (Pound 000's omitted)

     Raw materials                  Pound 1,037            Pound 1,129
     Work-in-progress                       508                    411
     Finished goods                       2,366                  1,389
                                          -----                  -----
                                   Pound  3,911            Pound 2,929
                                          =====                  =====

4.   Revolving Credit Facility

     The Company has a revolving credit facility which provides for maximum borrowings of $10.0 (Pound 6.1) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

     On July 31, 1998, there were outstanding borrowings of approximately Pound
     3.7 ($6.0) million at an interest rate of approximately 6.92%.

     The Company is currently in technical violation of certain financial performance loan covenants, however, the Company is currently discussing term modifications with its lender.

5.   New Accounting Pronouncements

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

6.   Investment Considerations

     In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, a copy of which can be obtained from Charles L. McNew, Chief Financial Officer, NumereX Corp., 100 Four Falls Corporate Center, Suite 407, West Conshohocken, PA 19428-2961.

7.   Forward-looking Statements

     The information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 1998 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

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

                                      Three Months Ended             Nine Months Ended
                                            July 31,                       July 31,
                                     --------------------           --------------------
                                     1998            1997           1998            1997
                                     ----            ----           ----            ----
Net Sales:
  Derived Channel Systems            48.6%           61.2%          57.5%           50.7%
  Intrusion alarm, broadband and
    network products (1)             44.5            38.8           40.0            49.3
  Wireless Products                   6.9              --            2.5              --
                                    -----           -----          -----           -----
      Total net sales               100.0           100.0          100.0           100.0
Cost of sales                        45.0            44.6           46.9            49.8
Gross profit                         55.0            55.4           53.1            50.2
Selling, general, administrative
  and other                          66.5            40.4           59.7            40.6
                                    -----           -----          -----           -----
Operating income (Loss)             (11.5)           15.0           (6.6)            9.6
                                    =====           =====          =====           =====
Net income (Loss)                   (11.3)           21.0           (7.2)           11.6
                                    =====           =====          =====           =====

---------------
(1) The Company acquired BNI in March 1997 and sold DA in May 1997. The above table includes sales of broadband products only for the nine months ended July 31 and the five months ended July 31, 1997. The table also includes sales of intrusion alarm products only for the six months ended April 30, 1997.

Results of Operations

Net sales increased 7.6% to Pound 4.4 million for the quarter ended July 31, 1998 as compared to Pound 4.1 million for the comparable period in 1997. The principal reason for the increase was an improvement in the sales of broadband products and services and the inclusion of sales of wireless products and services (from Cellemetry LLC and Uplink, which were acquired in May, 1998). This increase was somewhat offset by a reduction of Derived Channel product sales in the United States. For the nine months ended July 31, 1998, net sales decreased 10.9% to Pound 11.9 million as compared to Pound 13.4 million for the comparable period in 1997. The decrease was related to the lack of significant Derived Channel sales to Bell Canada. The Company is working with Bell Canada with the hope of reaching a mutually favorable conclusion; although no assurances can be given. In addition, intrusion alarm product sales were eliminated due to the sale of DA (in May 1997). This was somewhat offset by the inclusion of sales of broadband products and services (from BNI, which was acquired in March 1997) and a modest improvement in sales of network management products.

Total cost of sales increased 8.5% to Pound 2.0 million for the quarter ended July 31, 1998 and decreased 16.2% to Pound 5.6 million for the nine months ended July 31, 1998 as compared to Pound 1.8 million and Pound 6.7 million, respectively, for the comparable periods in 1997. The decrease for the nine months resulted primarily from the decline in net sales. Gross profit as a percentage of net sales increased to 55.0% and 53.1%, respectively, for the three and nine-month periods ended July 31, 1998 as compared to 55.4% and 50.2%, respectively, for the comparable periods in 1997. The increases in the gross profit margin were primarily due to a shift in sales mix to higher margin products principally due to the elimination of the intrusion alarm product line.

Total selling, general, administrative and other expenses increased 77.1% to Pound 2.9 million for the three months ended July 31, 1998 as compared to Pound 1.6 million for the comparable period in 1997. For the nine months ended July 31, 1998, total selling, general, administrative and other expenses increased 31.1% to Pound 7.1 million as compared to Pound 5.4 million for the comparable period in 1997. The principal reason for the increases were the inclusion of the operating expenses from the wireless product line (from Cellemetry LLC and Uplink, acquired in May, 1998) as well as the Company's continuing investment in product development and sales and marketing programs.

Principally due to the inclusion of Cellemetry LLC and Uplink results (including the restatement discussed in note two of the condensed consolidated financial statements) and the revenue decline for the nine month period, the Company recognized operating losses of Pound 0.5 million and Pound 0.8 million, respectively, for the three and nine month periods ended July 31, 1998. This compares to operating income of Pound 0.6 million and Pound 1.3 million, respectively, for the comparable periods in 1997.

Interest and other income (net) decreased 80.4% and 50.5%, respectively, to Pound 0.139 million and Pound 0.540 million, respectively, for the three and nine month periods ended July 31, 1998 as compared to Pound 0.708 million and Pound 1.091 million, respectively, for the comparable periods in 1997. The decreases were principally related to a decrease in interest income generated from temporary cash investments and an increase in the interest expense on the Revolving Credit Facility which was used in conjunction with the BNI and Uplink acquisitions. In addition, there was a gain recognized on the sale of DA for the three and nine-month periods ended July 31, 1997.

As a result of the Company's 19.5% investment in Uplink from July, 1997 to May, 1998, there was a charge of Pound 0.3 million for the nine-month period ended July 31, 1998 that represented the Company's equity in the net losses of Uplink, inclusive of the effect of the restatement discussed in note two to the condensed consolidated financial statements. This was somewhat offset by the minority interest in the losses of Cellemetry LLC (acquired in May, 1998) for the same period of Pound 0.2 million.

The Company recorded tax provision of Pound 0.3 million and Pound 0.5 million, respectively, for the three and nine months ended July 31, 1998, despite the pre-tax losses. Certain losses arising from United States operations were not deductible during the three and nine-month periods ended July 31, 1998, while earnings from United Kingdom operations were fully taxable. The effective income tax rate for both the three and nine-month periods ended April 30, 1997 was 35%.

The Company had net losses of Pound 0.5 million and Pound 0.9 million, respectively, for the three and nine months ended July 31, 1998. This compares to net income of Pound 0.9 million and Pound 1.6 million, respectively, for the comparable periods in 1997.

As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis declined to 10.9 million and
11.0 million, respectively, for the three-month and nine-month periods ended July 31, 1998 as compared to 11.1 million shares for the comparable periods in 1997.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash used in operating activities was Pound 0.6 million for the nine months ended July 31, 1998. Net cash provided was Pound 1.4 million for the comparable period in 1997. The decrease was primarily due to net losses, changes in other working capital (including inventory built in anticipation of product shipments to Bell Canada) and delays in collecting certain receivables due from a customer in Argentina.

Net cash used in investing activities decreased to Pound 2.1 million for the nine months ended July 31, 1998 as compared to Pound 5.9 million for the comparable period in 1997. The Company acquired BNI during 1997 and has made investments in Uplink during 1998.

Net cash provided by financing activities decreased to Pound 0.6 million for the nine months ended July 31, 1998 as compared to Pound 1.4 million for the comparable period in 1997. The decrease was principally due to a decline in the borrowings under the Revolving Credit Facility during 1998 which was somewhat offset by decreased repurchases of Company common stock.

The Company had working capital balances of Pound 19.5 million and Pound 21.0 million, respectively, as of July 31, 1998 and October 31, 1997.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital and cash provided by operating activities. Presently, the Company is obligated to fund the operations of Cellemetry LLC (which will require $15.5 million over the next 24-months) and Uplink. Expansion of the Company's Derived Channel System business (including an effort to increase market penetration in North America and expand into other parts of the world and the potential expansion of the Company's broadband product line), may require significantly greater capital investments than it has in the past.

The Company believes that its available cash, including the proceeds of its public offering completed in April, 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1998. The Company will have funding obligations for Cellemetry LLC and Uplink as both entities are expected to be cash flow negative for the balance of fiscal year 1998. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

Foreign Currency

Currently, the Company's functional and reporting currency is British pound sterling because a substantial majority of the Company's net sales are presently generated in the United Kingdom. Although the Company does not have an ongoing currency-hedging program in place, it has occasionally hedged its operations selectively against fluctuations in foreign currency as needed. The Company has used forward U.S. dollar contracts which have a maximum term of six months and which are not material to the Company. The Company anticipates that it may utilize additional foreign currency contracts as needed to hedge against fluctuations in the exchange rate between the U.S. dollar and the British pound sterling. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company's results of operations or liquidity.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

           None - not applicable.

Item 2.    Changes in Securities.

           (c) On May 18, 1998, the Company acquired an additional 78,795 shares of Uplink Security, Inc. common stock from certain existing shareholders of Uplink for approximately $1,225,000, plus warrants to purchase 89,763 shares of Numerex common stock, with an exercise price of $6.00 per share.

Item 3.    Defaults Upon Senior Securities.

           None - not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           None - not applicable.

Item 5.    Other Informateion.

           None - not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (b) Form 8-K, filed May 29, 1998 under Item 5. Other Events, regarding the Cellemetry LLC joint venture.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NUMEREX CORP.
                                       (Registrant)

Date: September  14, 1997                   By: /s/ Gordon T. Ray
      -------------------                       --------------------------------
                                                GORDON T. RAY
                                                Chairman, President and
                                                Chief Executive Officer


Date: September  14 , 1997                  By: /s/ Charles L. McNew
      --------------------                      --------------------------------
                                                CHARLES L. McNEW
                                                Chief Financial Officer and
                                                Chief Accounting Officer