Form 10-Q/A
period 1998-01-31
NUMEREX CORP /PA/
filed 1998-10-27
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
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

                   100 Four Falls Corporate Center, Suite 407
                            Route 23 & Woodmont Road
                        West Conshohocken, PA 19428-2961
                    (Address of principal executive offices)

                                 (610) 941-2844
              (Registrant's telephone number, including area code)


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

Item 3.    Defaults Upon Senior Securities14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 14

Signature Page                                                              15

This form 10-Q/A is being filed as a result of the acquisition of a controlling interest in Uplink on May 15, 1998. The Company is required under generally accepted accounting principles to restate its investment in Uplink from the cost method to the equity method in the two quarters ended April 30, 1998. The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant. See Note 8 to the Company's Condensed Consolidated Financial Statements.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)

                                                January 31,       October 31,
                                                    1998             1997
                                                (UNAUDITED)
                                               -------------      -------------
                                               (AS RESTATED,
                                                SEE NOTE 8)

ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents               (pound) 15,235     (pound) 15,626

     Accounts Receivable, net                         4,132              4,398

     Inventory                                        2,985              2,929

     Prepaid Taxes                                    1,250              1,250

     Prepaid Expenses                                   315                251
                                              -------------      -------------
             TOTAL CURRENT ASSETS                    23,917             24,454

PROPERTY AND EQUIPMENT, NET                           1,159              1,092


GOODWILL, NET                                         3,558              3,599

INTANGIBLE ASSETS, NET                                1,648              1,892

OTHER ASSETS                                          2,408              1,472
                                              -------------      -------------
             TOTAL ASSETS                    (pound) 32,690     (pound) 32,509
                                              =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                        (pound)  1,152     (pound)  1,518

     Income Taxes                                       569                430

     Other Current Liabilities                          905                839
                                              -------------      -------------
             TOTAL CURRENT LIABILITIES                2,626              2,787


LONG-TERM DEBT                                        2,755              2,688
                                              -------------      -------------
             TOTAL LIABILITIES                        5,381              5,475
                                              -------------      -------------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued 11,607,492      18,358             18,321
     Treasury Stock, at cost, 699,900 shares at
     January 31, 1998 and 684,900
     shares at October 31, 1997                      (1,976)            (1,921)
     Accumulated Translation Adjustment                (101)              (308)
     Retained Earnings                               11,028             10,942
                                              -------------      -------------
                                                     27,309             27,034
                                              -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       (pound) 32,690     (pound) 32,509
                                              =============      =============





See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                        JANUARY 31,


                                                  1998              1997
                                               (UNAUDITED)       (UNAUDITED)
                                              -------------     -------------
                                              (AS RESTATED,
                                               SEE NOTE 8)

Net Sales                                    (pound)  4,108     (pound)  4,143
Cost of Sales                                         2,073              2,201
                                              -------------      -------------
          GROSS PROFIT                                2,035              1,942

Selling, General, Administrative
and Other Expenses                                    1,930              1,800
                                              -------------      -------------
          OPERATING INCOME                              105                142

Interest and Other Income (Net)                         218                223
Equity in Net Losses of Affiliate                      (121)               --
                                              -------------      -------------
          INCOME BEFORE
          INCOME TAXES                                  202                365

Provision for Income Taxes                              116                124
                                              -------------      -------------
          NET INCOME                         (pound)     86     (pound)    241
                                              =============      =============



BASIC AND DILUTED EARNINGS PER SHARE         (pound)    .01     (pound)    .02
                                              =============      =============

NUMBER OF SHARES USED IN PER SHARE
CALCULATION:
          BASIC                                      10,918             11,231
                                              =============      =============
          DILUTED                                    11,058             11,234
                                              =============      =============



See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)


                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                        JANUARY 31,


                                                 1998                1997
                                              (UNAUDITED)         (UNAUDITED)
                                             -------------       -------------
                                              AS RESTATED,
                                              SEE NOTE 8)
OPERATING ACTIVITIES

  Net Income                                 (pound)     86     (pound)    241
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating  activities:
    Depreciation and Amortization                       384                321
    Equity in Net Losses of Affiliate                   121                --
    Changes in assets and liabilities which
    provided (used) cash:
      Accounts Receivable                               266               (498)
      Inventory                                         (56)               237
      Prepaid Expenses                                  (64)                32
      Accounts Payable                                 (366)              (520)
      Other Assets and Liabilities                     (183)              (460)
                                              -------------      -------------
    Net Cash Provided by (used in)
    Operating Activities                                188               (647)
                                              -------------      -------------
INVESTING ACTIVITIES

  Investment in Fixed Assets                           (176)               (48)
  Increase in Intangible Assets                          (3)               (83)
  Investment in Business                               (637)               --
                                              -------------      -------------
  Net Cash Used in Investing Activities                (816)              (131)
                                              -------------      -------------

FINANCING ACTIVITIES

  Proceeds from Exercise of Stock Options                37                --
  Purchase of Treasury Stock                            (55)              (206)
                                              -------------      -------------
    Net Cash Used in Financing Activities               (18)              (206)
                                              -------------      -------------
EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                               255                145
                                              -------------      -------------
  Net Increase (Decrease) in cash
  and cash equivalents                                 (391)              (839)

CASH AND CASH EQUIVALENTS, BEGINNING
                                                     15,626             18,459
                                              -------------      -------------
 CASH AND CASH EQUIVALENTS, ENDING           (pound) 15,235     (pound) 17,620
                                              =============      =============




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

     On July 17, 1997, the Company invested (pound)612,000 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. In addition, the Company has extended Uplink a $5,000,000 Line of Credit which can be drawn against a defined set of milestones over a 24 month period. Various options contained in the agreements provide the Company a means of acquiring a controlling interest in Uplink.

     As of January 31, 1998 and October 31, 1997, the Company had loans outstanding to Uplink totaling (pound)1,224,000 ($2,000,000) and (pound)612,000 ($1,000,000), respectively. The Company's investment and loan to Uplink are included in "Other Assets" in the accompanying consolidated balance sheets at January 31, 1998.

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

     During the quarter ended January 31, 1998, the Company began shipments under a significant contract in which it records revenue when product is delivered to the customer. Payment for the receivables under the contract will be made through a revenue sharing arrangement with the customer wherein full payment of the receivables is anticipated within a three year period. Accordingly, the receivables at January 31, 1998 have been recorded as non-current and discounted to its present value assuming a three year term.

2.   Inventory.
                                               January 31,        October 3l,
                                                  l998                l997
                                             --------------     --------------
                                               (pounds in thousands omitted)

     Raw materials                           (pound)  1,279     (pound)  1,129
     Work-in-progress                                   294                411
     Finished goods                                   1,412              1,389
                                             --------------     --------------
                                             (pound)  2,985     (pound)  2,929
                                             ==============     ==============

3.   Revolving Credit Facility

     The Company has a revolving credit facility which provides for maximum borrowings of $10.0 ((pound)6.1) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

     On January 31, 1998, there were outstanding borrowings of approximately (pound)2.8 ($4.5) million at an interest rate of 7.03%.

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

8.   Restatement

     As a result of the acquisition of a controlling interest in Uplink on May 15, 1998, the Company is required under generally accepted accounting principles to restate its investment in Uplink from the cost method to the equity method in the quarter ended January 31, 1998. The effect of the restatement, which is included in the line item equity in net losses of affiliate in the Consolidated Statement of Operations for the three months ended January 31, 1998, was a reduction in net income and retained earnings of (pound)121,000 or (pound).01 per share. The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.

                                                        Three Months Ended
                                                            January  31,
                                                            -----------
                                                       1998              1997
                                                       ----              ----
Net sales:
  Derived Channel Systems ................             67.6%             64.1%
  Intrusion alarm, broadband and network
    products (1) .........................             32.4              35.9
                                                      -----             -----
      Total net sales ....................            100.0             100.0

Cost of sales ............................             50.5              53.1
Gross profit .............................             49.5              46.9

Selling, general, administrative and other             47.0              43.5
                                                      -----             -----
Operating income .........................              2.6               3.4
                                                      =====             =====
Net  income ..............................              2.0%              5.8%
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

Results of Operations

Net sales were (pound)4.1 million for the quarter ended January 31, 1998, virtually unchanged from the comparable period in 1997. There was a modest improvement in sales of Derived Channel products principally due to the completion of the Canadian field trial which was somewhat offset by a reduction in network equipment sales in the United Kingdom. In addition, there was a decrease in net sales of Subscriber Terminal Units (STUs) primarily due to a shift from product sales to royalty revenue as a result of the sale of DA, effective May 1997. Intrusion alarm product sales were eliminated due to sale of DA. This was somewhat offset by the inclusion of sales of broadband products and services (from BNI which was acquired in March, 1997) and an improvement in sales of network management products.

Total cost of sales decreased 5.8% to (pound)2.1 million for the quarter ended January 31, 1998 as compared to (pound)2.2 million for the comparable period in 1997. Gross profit as a percentage of net sales increased to 49.5% for the three month period ended January 31, 1998 as compared to 46.9% for the comparable period in 1997. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products principally due to the elimination of DA and its intrusion alarm product line.

As a result of the Company's continuing investment in product development and sales and marketing programs, total selling, general, administrative and other expenses increased 7.2% to (pound)1.9 million for the three months ended January 31, 1998 as compared to (pound)1.8 million for the comparable period in 1997.

Operating income decreased 26.1% to (pound).011 million for the three month period ended January 31, 1998 as compared to (pound).014 million for the comparable period in 1997. The decrease in operating income was due to the increase in selling, general, administrative and other expenses which was somewhat offset by the increase in gross profit margins.

Interest and other income decreased 2.2% to (pound)0.218 million for the three month period ended January 31, 1998 as compared to (pound)0.223 million for the comparable period in 1997. The decrease was principally related to a decline in interest income generated from temporary cash investments and the inclusion of interest expense on the Revolving Credit Facility which was used in conjunction with the BNI acquisition.

As a result of the Company's 19.5% investment in Uplink from July, 1997 to January, 1998, there was a charge of (pound)0.1 million for the three month period ended January 31, 1998 that represented the Company's equity in the net losses of Uplink, inclusive of the effect of the restatement discussed in note 8 to the condensed consolidated financial statements.

The effective income tax rates was 36.0% for the three months ended January 31, 1998 as compared to 34% for the comparable period in 1997.

The increase in the Company's gross profit margins, and the increase in selling, general, administrative and other expenses resulted in net income of (pound)0.1 million for the three month period ended January 31, 1998, as compared (pound)0.2 million for the comparable period in 1997.

As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis, declined to 11.1 million for the three month period ended January 31, 1998 as compared to 11.2 million shares for the comparable period in 1997.

Liquidity and Capital Resources of the Company
----------------------------------------------

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities was (pound)0.2 million for the three months ended January 31, 1998. Net cash used was (pound)0.6 million for the comparable period in 1997. The increase was primarily due to a settlement payment in conjunction with a shareholder litigation matter paid in 1997.

Net cash used in investing activities increased to (pound)0.8 million for the three months ended January 31, 1998 as compared to (pound)0.1 million for the comparable period in 1997. The increase was primarily attributable to the Company's investment in Uplink.

Net cash used in financing activities decreased to (pound)0.02 million for the three months ended January 31, 1998 as compared to (pound)0.2 million for the comparable period in 1997. The decrease was principally due to decreased purchases of treasury stock.

The Company had working capital balances of (pound)21.3 million and (pound)21.7 million, respectively as of January 31, 1998 and October 31, 1997.

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

The Company believes that its anticipated cash flow from operations, together with its available cash, including the proceeds of its public offering completed in April 1995, and funds available under its Revolving Credit Facility, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1998. From these sources, the Company has used approximately (pound)3.5 million to complete the purchase of BNI. Cash requirements for future expansion of the Company's operations will be evaluated on an as- needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

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

                                            NUMEREX CORP.
                                            ---------------------------
                                                 (Registrant)

Date:       October 27, 1998             By:   /s/   Gordon T. Ray
       --------------------------              ----------------------
                                               GORDON T. RAY
                                               Chairman, President and
                                               Chief Executive Officer


Date:       October 27, 1998             By:   /s/   Charles L. McNew
       ---------------------------             -------------------------
                                               CHARLES L. McNEW
                                               Chief Financial Officer and
                                               Chief Accounting Officer