Form 10-Q/A
period 1998-04-30
NUMEREX CORP /PA/
filed 1998-10-27
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                             Commission File Number
  ---------------------                             ----------------------
     April 30, 1998                                         0-22920

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                   11-2948749
-------------------------------                    -------------------
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

                                 (610) 941-2844
                              --------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No
     ----        ------

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


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS POUNDS STERLING)



                                                           April 30,            October 31,
                                                              1998                 1997
                                                          (UNAUDITED)
                                                          -----------           -----------
                                                          AS RESTATED,
                                                          SEE NOTE 8)

ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                    (Pounds)  14,176         (Pounds) 15,626
     Accounts Receivable, net                                3,195                   3,690
     Inventory                                               3,552                   2,929
     Prepaid Taxes                                           1,250                   1,250
     Prepaid Expenses                                          426                     251
                                                          --------                --------
        TOTAL CURRENT ASSETS                                22,599                  23,746

PROPERTY AND EQUIPMENT, NET                                  1,150                   1,092

GOODWILL, NET                                                3,491                   3,599
INTANGIBLE ASSETS, NET                                       1,617                   1,892
OTHER ASSETS                                                 3,036                   2,180
                                                          --------                --------

        TOTAL ASSETS                             (Pounds)   31,893         (Pounds) 32,509
                                                          ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                            (Pounds)    1,087         (Pounds)  1,518
     Income Taxes                                              643                     430
     Other Current Liabilities                               1,142                     839
                                                          --------                --------
        TOTAL CURRENT LIABILITIES                            2,872                   2,787

LONG-TERM DEBT                                               2,690                   2,688
                                                          --------                --------

        TOTAL LIABILITIES                                    5,562                   5,475
                                                          --------                --------

SHAREHOLDERS' EQUITY
     Class A, Common Stock - no par value;
       authorized 30,000,000; issued 11,607,492             18,358                  18,321
     Treasury Stock, at cost, 779,900 shares at
       April 30, 1998 and 684,900 shares at
       October 31, 1997                                     (2,184)                 (1,921)
     Accumulated Translation Adjustment                       (418)                   (308)
     Retained Earnings                                      10,575                  10,942
                                                          --------                --------
                                                            26,331                  27,034
                                                          --------                --------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                            (Pounds)  31,893         (Pounds) 32,509
                                                          ========                ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS POUNDS STERLING,
                            EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE THREE                            FOR THE SIX
                                                           MONTHS ENDED                            MONTHS ENDED
                                                             APRIL 30,                              APRIL 30,
                                                 1998                    1997               1998                1997
                                              (UNAUDITED)             (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
                                              ------------            -----------       -----------          -----------
                                              AS RESTATED,                              AS RESTATED,
                                               SEE NOTE 8                                SEE NOTE 8
Net Sales                              (Pounds)   3,414         (Pounds)  5,145    (Pounds)  7,522     (Pounds)  9,288


Cost of Sales                                     1,533                   2,635              3,606               4,836
                                                -------                 -------             ------              ------
          GROSS PROFIT
                                                  1,881                   2,510              3,916               4,452

Selling, General, Administrative
         and Other Expenses                       2,266                   1,980              4,196               3,780
                                                -------                 -------             ------              ------
          OPERATING INCOME (LOSS)                  (385)                    530               (280)                672

Interest and Other Income (Net)                     183                     160                401                 383
Equity in Net Losses of Affiliate                  (115)                    --                (236)                --
                                                -------                 -------             ------              ------
        INCOME  (LOSS) BEFORE
        INCOME TAXES                               (317)                    690               (115)              1,055

Provision for Income Taxes                          136                     235                252                 359
                                                -------                 -------             ------              ------

        NET INCOME (LOSS)               (Pounds)   (453)        (Pounds)    455      (Pounds) (367)      (Pounds)  696
                                                =======                 =======             ======              ======

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE                               (Pounds)   (.04)        (Pounds)    .04      (Pounds) (.03)      (Pounds)  .06
                                                =======                 =======             ======              ======
NUMBER OF SHARES USED IN PER
SHARE CALCULATION:
     BASIC                                       10,880                  11,176             10,899              11,204
                                                =======                 =======             ======              ======
     DILUTED                                     10,999                  11,180             11,028              11,207
                                                =======                 =======             ======              ======


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS POUNDS STERLING)


                                                                              FOR THE SIX
                                                                             MONTHS ENDED
                                                                               APRIL 30,

                                                                      1998                    1997
                                                                  (UNAUDITED)              (UNAUDITED)
                                                                 -------------             -----------
                                                                 (AS RESTATED,
                                                                  SEE NOTE 8)
OPERATING ACTIVITIES

     Net Income (Loss)                                      (Pounds)  (367)            (Pounds) 696
     Adjustments to reconcile net income (Loss)
     to net cash provided by operating activities:
       Depreciation and Amortization                                   759                      715
       Equity in Net Losses of Affiliate                               236                       --
       Changes in assets and liabilities which
       provided (used) cash:
          Accounts Receivable                                          107                    1,051
          Inventory                                                   (623)                     135
          Prepaid Expenses                                            (175)                     (10)
          Accounts Payable                                            (431)                      71
          Other Current Liabilities                                    516                      191
                                                                     -----                    -----

       Net Cash Provided by Operating Activities                        22                    2,849
                                                                     -----                    -----
INVESTING ACTIVITIES

     Investment in Fixed Assets                                       (241)                    (137)
     Increase in Intangible Assets                                    (193)                    (411)
     Investment in Business                                           (692)                      --
     Acquisition of Business, Net of Cash                               --                   (3,547)
                                                                     -----                    -----
       Net Cash Used in Investing Activities                        (1,126)                  (4,095)
                                                                     -----                    -----

FINANCING ACTIVITIES

     Proceeds from Exercise of Stock Options                            37                      --
     Increase in Short-Term Debt                                        --                       72
     Proceeds from Long-Term Debt                                       --                    2,770
     Purchase of Treasury Stock                                       (263)                    (466)
                                                                     -----                    -----
        Net Cash Provided by (Used in) Financing                      (226)                   2,376
                                                                     -----                    -----
EFFECT OF EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS           (120)                      54
                                                                     -----                    -----
     Net Increase (Decrease) in Cash & Cash Equivalents             (1,450)                   1,184

CASH AND CASH EQUIVALENTS, BEGINNING                                15,626                   18,459
                                                                    ------                   ------

CASH AND CASH EQUIVALENTS, ENDING                         (Pounds)  14,176         (Pounds)  19,643
                                                                    ------                   ------



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

           On July 17, 1997, the Company invested(Pounds)598,000 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. In addition, the Company extended Uplink a $5,000,000 Line of Credit that could be drawn against a defined set of milestones over a 24-month period. Various options contained in the agreements provide the Company a means of acquiring a controlling interest in Uplink. On May 18, 1998, the Company acquired a controlling interest in Uplink (See Note 7).

           As of April 30, 1998 and October 31, 1997, the Company had loans outstanding to Uplink totaling(Pounds)1,196,000 ($2,000,000) and (Pounds)598,000 ($1,000,000), respectively. The Company's investment and loan to Uplink are included in "Other Assets" in the accompanying consolidated balance sheets at April 30, 1998.

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

2.         Inventory.
                                            April 30,                October 3l,
                                              l998                      l997
                                            ---------                -----------
                                                    (Pounds 000's omitted)

           Raw materials               (Pounds)1,232             (Pounds)1,129
           Work-in-progress                      523                       411
           Finished goods                      1,797                     1,389
                                              ------                    ------
                                       (Pounds)3,552             (Pounds)2,929
                                              ======                    ======

3.         Revolving Credit Facility

           The Company has a revolving credit facility which provides for maximum borrowings of $10.0 (Pounds 6.0) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

           On April 30, 1998, there were outstanding borrowings of approximately (Pounds)2.7 ($4.5) million at an interest rate of 6.94%.

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

8.         Restatement

           As a result of the acquisition of a controlling interest in Uplink on May 15, 1998, the Company is required under generally accepted accounting principles to restate its investment in Uplink from the cost method to the equity method in the two quarters ended April 30, 1998. The effect of the restatement, which is included in the line item equity in net losses of affiliate in the Consolidated Statement of Operations for the three and six months ended April 30, 1998, was a reduction in net income and retained earnings of (pound)115,000 and (pound)236,000 or (pound).01 and (pound).02 per share, respectively. The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.


                                                                          Three Months Ended       Six Months Ended
                                                                               April 30,              April 30,
                                                                          ------------------       ----------------
                                                                            1998        1997       1998        1997
                                                                            ----        ----       ----        ----
Net sales:
  Derived Channel Systems ..........................................        56.6%       53.5%      62.6%       58.2%
  Intrusion alarm, broadband and network
    Products (1) ...................................................        43.4        46.5       37.4        41.8
                                                                           -----       -----      -----       -----
      Total net sales ..............................................       100.0       100.0      100.0       100.0

Cost of sales ......................................................        44.9        51.2       47.9        52.1
Gross profit .......................................................        55.1        48.8       52.1        47.9
Selling, general, administrative and other .........................        66.4        38.5       55.8        40.7
                                                                           -----       -----      -----       -----
Operating income (Loss) ............................................       (11.3)       10.3       (3.7)        7.2
                                                                           =====       =====      =====       =====
Net income (Loss) ..................................................       (13.3)%       8.8%      (4.9)%       7.5%
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

Results of Operations

Net sales decreased 33.6% to (Pounds)3.4 million for the quarter ended April 30, 1998, as compared to (Pounds)5.1 million for the comparable period in 1997. For the six months ended April 30, 1998, net sales decreased 19.0% to (Pounds)7.5 million as compared to (Pounds)9.3 million for the comparable period in 1997. There was a reduction in Derived Channel products sales principally due to a decrease in network equipment sales in the United Kingdom and a decrease in net sales of Subscriber Terminal Units (STUs) primarily due to shift from product sales to royalty revenue as a result of the sale of DA, effective May 1997. The lack of significant sales to Bell Canada, resulting from the halting of deployment shipments to Bell Canada, due to the identification of a technical problem, negatively impacted sales performance. The Company is working through these issues with Bell Canada with the hope of reaching a mutually favorable conclusion; although no assurances can be given. Intrusion alarm product sales were eliminated due to sale of DA (in May 1997). This was somewhat offset by the inclusion of sales of broadband products and services (from BNI, which was acquired in March 1997) and a modest improvement in sales of network management products.

Total cost of sales decreased 41.8% to (Pounds)1.5 million for the quarter ended April 30, 1998 and decreased 25.4% to (Pounds)3.6 million for the six months ended April 30, 1998 as compared to (Pounds)2.6 million and (Pounds)4.8 million, respectively, for the comparable periods in 1997. The decrease resulted primarily from the decline in net sales. Gross profit as a percentage of net sales increased to 55.1% and 52.1%, respectively, for the three and six months ended April 30, 1998 as compared to 48.8% and 47.9%, respectively, for the comparable periods in 1997. The increase in the gross profit margin was primarily due to a shift in sales mix to higher margin products principally due to the elimination of DA and its intrusion alarm product line.

As a result of the Company's continuing investment in product development and sales and marketing programs, total selling, general, administrative and other expenses increased 14.4% to (Pounds)2.3 million for the three months ended April 30, 1998 as compared to (Pounds)2.0 million for the comparable period in 1997. For the six months ended April 30, 1998, total selling, general, administrative and other expenses increased 11.0% to (Pounds)4.2 million as compared to (Pounds)3.8 million for the comparable period in 1997. In May of 1998 the Company announced a restructuring of its DCX business unit.

Due to the Company's decreased sales and the increase in total selling, general, administrative and other expenses, the Company recognized operating losses of (Pounds)0.4 million and (Pounds)0.3 million, respectively, for the three and six month periods ended April 30, 1998. This compares to operating income of (Pounds)0.5 million and (Pounds)0.7 million, respectively, for the comparable periods in 1997.

Interest and other income (net) increased 14.4% and 4.7%, respectively, to (Pounds)0.183 million and (Pounds)0.401 million, respectively, for the three and six month periods ended April 30, 1998 as compared to (Pounds)0.160 million and (Pounds)0.383 million, respectively, for the comparable periods in 1997. The increases were principally related to an increase in interest income generated from temporary cash investments which were somewhat offset by an increase in the interest expense on the Revolving Credit Facility which was used in conjunction with the BNI acquisition.

As a result of the Company's 19.5% investment in Uplink from July, 1997 to April, 1998, there was a charge of (Pounds)0.2 million for the six-month period ended April 30, 1998 that represented the Company's equity in the net losses of Uplink, inclusive of the effect of the restatement discussed in note 8 to the condensed consolidated financial statements.

The Company recorded tax provisions of (Pounds)0.1 million and(Pounds)0.3 million, respectively, for the three and six months ended April 30, 1998 despite the pre-tax losses. Certain losses arising from United States operations were not deductible during the three and six-month periods ended April 30, 1998, while earnings from United Kingdom operations were fully taxable. The effective income tax rate for both the three and six-month periods ended April 30, 1997 was 34%.

The Company had net losses of (Pounds)0.5 million and (Pounds)0.4 million, respectively, for the three and six months ended April 30, 1998. This compares to net income of (Pounds)0.5 million and (Pounds)0.7 million, respectively, for the comparable periods in 1997.

As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis, declined to 11.0 million for the three month and six month periods ended April 30, 1998 as compared to
11.2 million shares for the comparable periods in 1997.

Liquidity and Capital Resources of the Company

The Company is presently able to fund its operations and working capital requirements from cash flow generated by operations and the proceeds from a public offering completed in April 1995. Net cash provided by operating activities was (Pounds)0.02 million for the six months ended April 30, 1998. Net cash provided was (Pounds)2.8 million for the comparable period in 1997. The decrease was primarily due to net losses, changes in other working capital (including inventory built in anticipation of product shipments to Bell Canada) and delays in collecting certain receivables due from a customer in Argentina.


Net cash used in investing activities decreased to (Pounds)1.1 million for the six months ended April 30, 1998 as compared to (Pounds)4.1 million for the comparable period in 1997. The decrease was primarily attributable to the acquisition of BNI during 1997 which was somewhat offset by the Company's investment in Uplink during 1998.

Net cash used in financing activities decreased to (Pounds)0.2 million for the six months ended April 30, 1998 as compared to net cash provided of (Pounds)2.4 million for the comparable period in 1997. The decrease was principally due to the borrowings under the Revolving Credit Facility during 1997 which was somewhat offset by decreased purchases of treasury stock.

The Company had working capital balances of (Pounds)19.7 million and (Pounds)21.0 million, respectively as of April 30, 1998 and October 31, 1997.

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

                                            NUMEREX CORP.
                                                 (Registrant)

Date:         October 27, 1998             By: /s/ Gordon T. Ray
       --------------------------------       ----------------------------------
                                              GORDON T. RAY
                                              Chairman, President and
                                              Chief Executive Officer


Date:         October 27, 1998             By: /s/ Charles L. McNew
       --------------------------------       ----------------------------------
                                              CHARLES L. McNEW
                                              Chief Financial Officer and
                                              Chief Accounting Officer