Form 10-K
period 1998-10-31
NUMEREX CORP /PA/
filed 1999-01-29
CIK 870753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 1998
                                             ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________

                           Commission File No. 0-22920

                                  NUMEREX CORP.
   ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Pennsylvania                               11-2948749
  -------------------------------           ---------------------------------
  (State or Other Jurisdiction of           (IRS Employer Identification No.)
   Incorporation or Organization)


          1600 Parkwood Circle
               Suite 200
            Atlanta, Georgia                           30339-2119
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


       Registrant's Telephone Number, Including Area Code: (770) 693-5950
                                                           --------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities Registered Pursuant to Section 12(g) of the Act:

   Class A Common Stock, no par value                   10,366,092
   ----------------------------------         -----------------------------
            (Title of Class)                  (Number of Shares Outstanding
                                                  as of January 15, 1999)


     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                   Yes [X]                  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant is $22,393,845.(1)


                                TABLE OF CONTENTS
                                                                                          Page
                                                                                          ----
Table of Contents                                                                          (i)
Exchange Rate Data                                                                         (i)

                                     PART I

Item 1.      Business                                                                        1
Item 2.      Properties                                                                     26
Item 3.      Legal Proceedings                                                              26
Item 4.      Submission of Matters to a Vote of Security Holders                            26
Item 4.1     Certain Executive and Key Employees of the Registrant                          27

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters          27
Item 6.      Selected Financial Data                                                        28
Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                        28
Item 8.      Financial Statements and Supplementary Data                                    28
Item 9.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                       28

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                             29
Item 11.     Executive Compensation                                                         29
Item 12.     Security Ownership of Certain Beneficial Owners and Management                 29
Item 13.     Certain Relationships and Related Transactions                                 29

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K               29
             List of Financial Statements                                                   29
             List of Exhibits                                                               30
             Signatures                                                                     35
             Index to Financial Statements                                                 F-1

                               EXCHANGE RATE DATA

    The following table sets forth certain exchange rates for British pounds sterling based on the noon buying rate in New York City for cable transfers, as certified for customs purposes by the Federal Reserve Bank of New York. Such rates are set forth as U.S. dollars per British pound sterling. On January 15, 1999, the noon buying rate was U.S. $1.6515 per (pound)100.

                                            Fiscal Years Ended October 31,
                                      ------------------------------------------
                                       1998     1997     1996     1995     1994
                                      ------   ------   ------   ------   ------
Exchange rate at end of period        1.6542   1.6743   1.6278   1.5805   1.6350
Average exchange rate during period   1.6609   1.6444   1.5506   1.5884   1.5250
Highest exchange rate during period   1.6995   1.7123   1.6278   1.6355   1.6368
Lowest exchange rate during period    1.6308   1.6020   1.5083   1.5505   1.4615

    The Company currently publishes its consolidated financial statements in British pounds sterling, the functional currency of the country in which substantial majority of the Company's revenues have historically been generated.


                                      (i)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Annual Report to Shareholders for the year ended October 31, 1998 are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

-----------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $3.875, the last reported sale price for the Company's Common Stock on January 15, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                PRELIMINARY NOTE

     Unless otherwise indicated or the context otherwise requires: (i) the "Company" refers to Numerex Corp. and its wholly-owned subsidiaries, (ii) all references to Common Stock in this report refer to the Company's Class A Common Stock, (iii) all information in this report has been adjusted to reflect a five-for-two stock split paid in October 1994, (iv) all references in this report to fiscal years are to the Company's fiscal year ended October 31 of each year, and (v) all references in this report to "pounds sterling" or "(pound)" are to British pounds sterling.


                                      (ii)

                                     PART I

Item 1. Business.

                                   THE COMPANY

     NumereX is a telecommunications company comprised of business entities providing an array of information transport products and services. The Company's primary focus is on information products and services utilizing transport technologies representing wireline, broadband, and wireless communications. Through its business units, the Company has developed products and services for wireline communications (proprietary Derived Channel technology), broadband communications (Fiber Optic and proprietary EDCOMM software), and wireless communications (patented Cellemetry(R) technology. Additionally, the Company provides network management systems to operating telephone companies.

The Company's primary strategic objectives are to:

     o    Increase coverage and penetration for all business lines.


     o Transition from product revenues to recurring revenues wherever possible

     o Acquire or develop applications which can add profitably to existing businesses.

     Through Cellemetry LLC (a joint venture with BellSouth Wireless Inc., 60% owned by the Company), the Company provides low-cost, two-way wireless data transport in the U.S. and Canada, with plans to expand to international markets.

     The Company, through its investment in UPLINK Security, Inc. ("UPLINK"), is positioned to provide low cost, reliable fixed security services and assisted services via wireless transport utilizing Cellemetry(R) technology. Cellemetry(R), as a means of data transport, combined with uniquely developed message processing and interface technologies, has positioned Uplink to become an industry leader for low cost wireless alarm transport. Additionally, from an application perspective, the Cellemetry(R)/UPLINK synergy is an excellent compliment to the Company's Derived Channel technology for security alarm purposes.

     The Company's Network Management products are used to test and monitor the performance of data and voice communications networks. The Company's high-end network fault management product line is marketed to customers in North America, South America, Western Europe, and the Pacific Rim. Through its network management products the Company has developed relationships with major telecommunications companies internationally.

     The Company's largest wireline communications customer, British Telecommunications plc ("British Telecom"), has been successfully deploying the Company's Derived Channel technology for the purposes of providing enhanced alarm reporting services to customers through its telephone network in the United Kingdom. The service, referred to by British Telecom as "RedCARE", now supports more than 270,000 subscribers and is available to more than 98% of the commercial marketplace in the United Kingdom. The Company continues to pursue various wireline opportunities in the U.S. and other worldwide markets.

     The Company's Broadband Communications business unit provides systems design, products, integration services, installation and operator training for interactive voice, video, and data via fiber optic transport. The principal application for the Company's fiber optic transport expertise to date has been in the area of educational enhancement, through distance learning. With more than 1,000 existing distance learning and campus sites, serving more than 1.2 million students, the Company believes it is well positioned to capitalize on the public need for enhanced education and the anticipated growth of the distance learning market. The Company also believes that a corporate market will further develop for its distance learning products.

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

     On July 17, 1997, the Company invested (pound)605,000 ($1,000,000) in return for 19.5% of the common stock of Uplink Security, Inc. In addition, the Company extended UPLINK a $5,000,000 Line of Credit that could be drawn against a defined set of milestones over a 24-month period. Various options contained in the agreements provided the Company a means of acquiring a controlling interest in UPLINK. On May 18, 1998, the Company acquired an additional 78,795 shares of UPLINK Security, Inc. from certain existing shareholders for approximately (pound)873,000 ($1,444,000) and 89,763 NumereX common stock warrants with a strike price of $6.00. This stock purchase increased the Company's ownership interest in UPLINK to 85% and, as a result, UPLINK was consolidated with the Company effective May 18, 1998.

     On May 15, 1998, the Company, BellSouth Wireless, Inc. ("BellSouth Wireless") and BellSouth Corporation completed a transaction whereby Cellemetry LLC ("Cellemetry") a joint venture between NumereX and BellSouth Wireless, was formed. Cellemetry LLC, a Delaware limited liability company, is owned 60% by NumereX and 40% by BellSouth Wireless. The parties have entered into an operating agreement (the "Operating Agreement") which deals with, among other things, the conduct of the business of Cellemetry LLC. Pursuant to the Operating Agreement, the Company will make cash contributions of up to $15.5 million during the first two years of Cellemetry LLC's operations. According to the Operating Agreement, at the end of the three years if certain revenue targets have been met by Cellemetry LLC, no additional contribution from the Company will be required. However, if, at the end of three years, the revenue targets are not met, the Company will be required to make an additional $3.75 million cash contribution or contribute certain equity interests it has in UPLINK. Also, according to the Operating Agreement, Cellemetry LLC must achieve certain specific cumulative revenue and operating goals by the third anniversary of the formation date. If these performance goals are not met, the Company may, at its sole option, elect that BellSouth put its ownership interest in Cellemetry LLC to the Company for $15.33 million, plus interest at a 13% annual compound rate or begin a process to dissolve Cellemetry which would include a transfer of the initially contributed intellectual property to BellSouth. In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interests in Cellemetry LLC. Cellemetry LLC has elected to be taxed as a partnership for federal, state and foreign income tax purposes. The results of operations and financial position of Cellemetry LLC were consolidated with the Company effective May 15, 1998, since the Company controls the operations of Cellemetry LLC.

     The Company is a Pennsylvania Corporation with executive offices located at 1600 Parkwood Circle, Suite 200, Atlanta, Georgia, 30339-2119. The Company's telephone number is 770-693-5950.

                                  RISK FACTORS

     All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one, or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: competitive pressures, economic conditions, changes in consumer spending, currency exchange fluctuations, tariffs, political instability, interest rate fluctuations, trade restrictions, and other conditions affecting capital markets. The following factors should be carefully considered, in addition to other information contained in this document. This document contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Also, they include statements regarding increases in user and customer base (see Item 1. "Business" - "The Company", "Wireless Communications", "Broadband Communications" and "Derived Channel Communications"); statements relating to expansion opportunities (see Item 1. "Business" - "The Company", "Wireless Communications", "Broadband Communications" and "Derived Channel Communications"); statements related to growth through a variety of sales and marketing efforts, technological developments, the introduction of new and enhanced products and new product applications (see Item 1. "Business" - "The Company", "Wireless Communications", "Broadband Communications", "Derived Channel Communications" and "Network Management Products"); statements regarding positive results relating to acquisitions (see Item 1. "Business" - "The Company", "Wireless Communications", "Broadband Communications" and "Derived Channel Communications"); statements regarding various aspects of competition (see Item 1. "Business" - "Wireless Communications" - "Competition", "Broadband Communications" - "Competition", "Derived Channel Communications" - "Competition", and "Network Management Products" - "Competition"); statements regarding future results of operations, profitability, exchange rates and activities relating thereto (see Item 7. "Management's Discussion and Results of Operations" - "General" and "Foreign Currency"); statements regarding increased interest and growth in industries and markets served by the Company and demand for the Company's product offerings (see Item 1. "Business" - "The Company", "Wireless Communications", "Broadband Communications" and "Derived Channel Communications"); statements regarding sufficiency of cash flow, funding operations and availability of additional capital (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Liquidity and Capital Resources"); statements regarding the Company's ability to retain key employees (see Item 1. "Business" - "Derived Channel Communications" - "Sales and Marketing" and "Broadband Communications"); statements concerning the nature of applicable regulatory restrictions and limitations (see Item 1. "Business" - "General" - "Regulation"); and statements relating to the availability of supplies used in the Company's business (see Item 2. "Properties." Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Any investment in the Company's securities involves a high degree of risk. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company's reports previously filed with the Securities and Exchange Commission.

     The following factors, in addition to the other information contained in this report should be considered carefully in evaluating an investment in the Company.

     Limited Operating History; Acquisition History. The Company commenced operations in July 1992 with the acquisition of Versus Technology UK, which conducts the Company's Derived Channel

System business in the United Kingdom. The Company acquired its network management products business in July 1994. In November 1994, the Company acquired the rights to market its Derived Channel System in North America and several other worldwide markets. In addition, the Company acquired BNI in February 1997 and made an investment in UPLINK in July 1997. In May of 1998, the Company acquired a controlling interest in UPLINK and a 60% interest in Cellemetry LLC. Due to the Company's limited operating history and the limited history in connection with its recent acquisitions, there can be no assurance as to the level of gross profit margin or operating results which the Company will achieve, nor can there be any assurance that the Company's operations will be profitable in the future.

     Dependence Upon British Telecom. Direct sales to the Company's major customer, British Telecom, accounted for approximately 19.4% and 16.4% the Company's sales for the fiscal years ended October 31, 1998 and 1997, respectively. Such sales, in fiscal 1998 and 1997 consisted of network equipment deployed by British Telecom in connection with its RedCARE alarm reporting service and revenues pursuant to a software contract between the Company and British Telecom. The Company's agreement to supply certain network equipment to British Telecom relating to its RedCARE service will expire in August 1999. Under such agreement, British Telecom is not required to purchase any minimum amount of equipment. In addition to direct sales to British Telecom, a substantial majority of the Company's remaining Derived Channel System sales consists of STUs sold to alarm system distributors and installers for resale to British Telecom's RedCARE subscribers. The Company is dependent upon the marketing efforts of British Telecom to generate demand for the enhanced alarm reporting service or other applications, which in turn results in sales of the Company's network equipment to British Telecom and customer premises equipment
(STUs) to alarm system distributors and installers. There can be no assurance that British Telecom will take any further steps to increase the market penetration of its RedCARE service or other applications by attracting additional subscribers or by offering its RedCARE service in new regions of the United Kingdom or that any market development or geographic expansion efforts undertaken by British Telecom will be successful. In the event that British Telecom fails to attract additional RedCARE subscribers or does not otherwise expand its RedCARE service and other applications in the United Kingdom, the Company's sales of Derived Channel System products would be expected to decrease over time. Also, as market penetration approaches more complete coverage, the Company believes sales may grow at a lower rate. A reduction of sales to British Telecom, a reduction by British Telecom in its marketing efforts for its RedCARE service or other applications, a failure by British Telecom to offer its RedCARE service in new regions, or an impairment of British Telecom's ability to add new subscribers, would have a material adverse effect on the Company. See "Item 1. Business -- Sales and Marketing -- United Kingdom Security Market for the Derived Channel System."

     Risks of the Company's Geographic Expansion Program. To date, a substantial amount of the Company's revenues has been generated from Derived Channel product sales within the United Kingdom. The Company has undertaken efforts to increase its market penetration in North America, South America and the Pacific Rim and to expand into other parts of Western Europe. Each country typically has its own technical certification and network standards, local distribution channels, and local competitive dynamics. The Company has devoted several years of sales and technical efforts in both the Canadian and Argentinean markets that have resulted in contracts which, to date, are non-performing. Additionally, technical infrastructure differences in each country will likely increase the cost associated with expansion efforts. In order for the Company's Derived Channel expansion efforts to be successful, the Company's products will need to be selected for use in the new geographic markets by telephone companies and alarm system distributors and installers. To date, the Company has not experienced significant expansion in connection with its Derived Channel business and there can be no assurance that the Company's products will be selected for deployment in these markets or that the Company will be able to successfully expand into new geographic markets. In addition, international expansion opportunities may be pursued by BNI and Cellemetry LLC which would likely result in increased start-up costs and involve many of the above factors. Unless, and until, the Company is able to generate new sales from these efforts, the start-up costs and other expenses arising from the Company's expansion activities may adversely affect the Company's future results of operations.

     Risks Associated with the Company's Wireless Business. The success of the Company's wireless strategy depends upon the successful generation of a national footprint, its ability to become the data transport service provider of choice for a wide array of applications providers, and the ability to provide the necessary funding which may be required to support these activities. There can be no assurances that the Company's efforts to achieve these objectives will be successful.

     Transitioning Product Revenue to Recurring Revenue. As part of the Company's strategy, it is attempting, where possible, to transition the Company from receiving revenue from the sale of certain products, to sharing in recurring revenues, primarily with telephone companies and other service providers. This may result in the Company's revenues from the sale of products to be adversely affected, while potentially increasing future revenues. The growth prospects for Cellemetry LLC are entirely dependent on the Company's ability to generate a recurring base with various wireless data transport customers. There can be no assurances that the Company's efforts to transition this business will be successful or that future revenues and profitability will be enhanced.

     Risks Associated with the Availability, Funding, Timing, Terms and Effects of Possible Acquisitions. One of the elements of the Company's strategy is to consider the acquisition of complementary businesses and or product lines. There can be no assurance that appropriate acquisition opportunities will be identified or available; that the Company will have, or be able to obtain, sufficient resources to fund any such acquisition; that financing for any such acquisition will be available to the Company on acceptable terms, if at all; that any such acquisition will be consummated, or, if consummated, the timing thereof; or that any such acquisition will be beneficial to the Company. In the event the Company obtains financing for any such acquisition, the Company may become subject to restrictive loan covenants or other unfavorable terms if funds are borrowed or dilution if equity securities are sold. In addition, the diversion of senior management's time and attention associated with any future acquisitions could have an adverse effect on the Company's operations. Further, once acquired these acquired businesses must be integrated by the Company. Such integration will place further demands on management and may require the Company to increase staffing at the management level. There can be no assurance that these acquisitions, including the Company's recent acquisitions, can be successfully integrated or that additional management personnel will be available to the Company. In this regard the Company recently acquired a controlling interest in UPLINK and a 60% interest in a newly formed joint venture, Cellemetry LLC. Presently, the Company is obligated to fund the operations of Cellemetry LLC, which will require $8 million in FY 1999 and $2 million in FY 2000. The Company also has an ongoing working capital funding commitment to all of its other operating subsidiaries. On January 8, 1999, the Company terminated its revolving credit facility and repaid amounts due including interest totaling $6,008,733. In order to meet the Company's expected 1999 funding requirements, additional financing will be necessary. The Company does not presently have a borrowing facility in place and while management believes that the Company will be successful in meeting its 1999 funding needs there can be no assurance that if the Company seeks to secure such a facility, that its efforts will be successful, or that such facility can be obtained on favorable terms. Also, there can be no assurances that the Company's return on its investment will justify its investments.

     Reliance on Key Personnel. The Company's future performance depends in large part upon the services of certain executive officers and other key personnel. The Company presently maintains employment agreements with two of its executive officers. During fiscal 1998, the Company experienced several changes at the executive management level as well as the Chairman of the Board. Presently, Gordon T. Ray is serving as Chairman, President and Chief Executive Officer of the Company. The loss of the services of one or more of these individuals could have an adverse effect upon the Company. The Company's future performance will also depend upon its ability to attract and retain other highly qualified management, engineering, marketing, finance and sales personnel. There can be no assurance that the Company will be able to continue to attract and retain such persons. See "Item
4.1 -- Certain Executive Officers of the Registrant" and "Proposal One -- Election of Directors" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

     Potential Adverse Effect of Competition in Products and Technologies. The Company's operations are characterized by significant competition with other companies offering alternative products and/or technologies. In certain cases, competing products and technologies may offer price or performance characteristics rendering them more attractive to potential customers than the Company's products or services. Many of the Company's competitors have greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that customers will not elect to use alternatives to the Company's products or that the Company's competitors will not develop new products, product features or pricing policies which are more attractive to customers than those offered by the Company. The Company's financial results may be negatively impacted as a result of increased competition. See "Item 1. Business."

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

     Foreign Exchange Translation and Liquidity Risk. Historically, a substantial portion of the Company's operations currently has been conducted in the United Kingdom. In the past, most of the Company's transactions were denominated in pounds sterling and did not involve routine exchange into other currencies. However, a portion of the Company's production costs are denominated in United States dollars even though the bulk of its revenues currently are denominated in pounds sterling. As a result, the Company is exposed to fluctuations in exchange rates in the event these transactions are not properly hedged. The Company does not have an on-going currency hedging program. The exchange rate between United States dollars and the British pound sterling has varied significantly over the last several years and may continue to vary significantly in the future. In addition, any appreciation in the value of the dollar relative to the pound sterling (i.e., a decrease in the number of dollars into which pounds sterling may be exchanged) will have the effect of reducing the Company's reported earnings in dollars when compared to pounds sterling, the result of which could have an adverse effect on the market price for the Company's Common Stock. As the Company enters new geographic markets outside the United States, the Company will be subject to additional foreign exchange translation and liquidity risks.

     Product and Other Liability Risks. The Company's products involve the risk of liability to the telephone company employing a Derived Channel System, in the event the Company's products damage the telephone company's network or equipment, and to the end-user of the Company's alarm reporting equipment, in the event the Company's products malfunction and fail to report an intrusion. Potential liability risks are also associated with the Company's wireless communications products, broadband communications and network management products. The Company has further potential liability risks in conjunction with the operation of the Cellemetry LLC wireless data network. In the event of a product liability claim, other manufacturers, distributors and installers of the Company's products may bear some or all of the liability. Although the Company maintains product liability insurance, there can be no assurance that if the Company were to incur substantial liability for product claims, its insurance would provide adequate coverage against such liability. Accordingly, the Company's results of operations could be materially adversely affected in the event of any product liability judgment or settlement in excess of available insurance coverage.

     Possible Lack of Patent Protection. The Company holds patents covering primary Derived Channel and Cellemetry(R) related technologies used by the Company in systems installed in the United Kingdom, the United States and various foreign countries. The United Kingdom Derived Channel related patent expires in October 2002 and the United States patent expires in December 2001. In addition, the Company also holds patents through Cellemetry LLC which primarily cover the delivery of the Cellemetry(R) wireless data transport service. These patents expire between 2007 and 2016. There can be no assurance that any additional patents will be issued to the Company in any or all appropriate jurisdictions, that litigation will not be commenced seeking to challenge such patent protection or that any such challenges will not be successful, that processes or products of the Company do not or will not infringe upon the patents held by third parties or that the scope of the patents issued to the Company will successfully prevent third parties from developing similar or competitive products or technologies. See "Item 1. Business -- Intellectual Property."

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

     Relationship with Dominion and Gwynedd; Conflicts of Interest. The Company has entered into various transactions and arrangements with Dominion Group Limited, a Member Company of Dominion Holdings or a corporation which previously carried on certain activities of such entity (collectively, "Dominion"). Dominion is an investment and merchant banking firm which has provided financial advisory and investment banking services to the Company. Gwynedd owns approximately 30.9% of the outstanding Common Stock of the Company. The shareholders of Dominion are also shareholders of Gwynedd. Gwynedd has the right to designate one member of the Company's Board of Directors (two members if the Board consists of more than seven directors) as long as Gwynedd owns at least ten percent of the outstanding Common Stock. Mr. Ryan serves as Gwynedd's designee. During the fiscal year ended October 31, 1997, the Company paid $234,000 to Dominion for investment banking related services. No fees were paid in 1998. During fiscal 1995 the Company's subsidiary, DA Systems, manufactured certain products for CellTel Data Services, Inc. ("CellTel"), a company in which Dominion owns a controlling interest. Sales to CellTel approximated $368,500 during fiscal 1995. In October 1996 Numerex invested $375,000 in return for an initial 10% equity interest in CellTel. These funds were used by CellTel to repay the account receivable relating to the 1995 product sales. In 1999 Numerex has the right to put its initial equity interest to Dominion and Dominion can call this interest for $500,000. In addition, in 1999, if the above-referenced call is not exercised by Numerex, it may acquire an additional 10% interest in CellTel for $1.00. There can be no assurance that conflicts of interest will not arise in connection with present and future transactions and arrangements between the Company, Dominion and Gwynedd that may have a material adverse effect on the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management", and ("Proposal One -- Election of Directors" and "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.)

     Concentration of Share Ownership. At October 31, 1998 Gwynedd owned approximately 30.9% of the outstanding Common Stock of the Company. Accordingly, Gwynedd at October 31, 1998 had the ability to substantially influence the outcome of the election of directors of the Company as well as other proposals requiring shareholder approval by a simple majority. Such influence by Gwynedd may be considered to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider in its best interest. In addition, the Company has entered into an agreement which gives Gwynedd the right to designate one director on the Board of Directors (two directors if the Board consists of more than seven directors) as long as Gwynedd owns at least ten percent of the outstanding Common Stock. In addition to Gwynedd's ownership of Common Stock, Kenneth F. Manser, a director and executive officer of the Company, at October 31, 1998, owned approximately 12.9% of the outstanding Common Stock . See "Item 12. Security Ownership of Certain Beneficial Owners and Management," "Proposal One -- Election of Directors" and "Certain Relationships and Related Transactions" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

     "Anti-Takeover" and "Anti-Greenmail" Provisions. The Company's Articles of Incorporation and Bylaws, as well as the laws of the Company's state of incorporation, contain provisions which may have the effect of deterring takeovers and making it more difficult to gain control of the Company, including provisions restricting the right of any person or entity, other than current ten percent shareholders, to hold or vote more than ten percent of the Company's outstanding voting securities without the approval of the Board of Directors. In addition provisions on certain employment and severance agreements as well as certain provisions under the Company Employee Stock Option Plan and Non-Employee Director Option Plan may be deemed to have an "anti-takeover" effect. See "Executive Compensation - Employment and Related Agreements" and "Stock Option Plans" contained in and incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

     Potential Adverse Effect on Market Price Due to Shares Eligible for Sale. At October 31, 1998, the Company had a total of 10,366,092 shares of Common Stock outstanding. Although a significant number of these shares are deemed "restricted securities"within the meaning of the Securities Act of 1933 (the "Act") and may not be sold in the absence of registration under the Act unless an exemption from registration is available, such as Rule 144 under the Act ("Rule 144"), nonetheless, they are presently eligible to be sold pursuant to Rule 144. The Company has granted Gwynedd the right to one demand and an unlimited number of "piggyback" registrations with respect to 1,228,905 restricted shares of Common Stock held by Gwynedd which became eligible for sale under Rule 144 under the Securities Act of 1933 beginning in July 1996. The Company, at October 31, 1998, had outstanding options to purchase 1,019,500 shares of Common Stock, of which 261,700 are currently exercisable. Sales of substantial amounts of Common Stock could adversely affect the prevailing market price of the Common Stock.

                             WIRELESS COMMUNICATIONS

Background

     In July 1997, NumereX expanded its information transport strategy by acquiring a 19.5% in Uplink for $1 million pursuant to certain agreements (the "Agreements") with UPLINK and the shareholders of Uplink. In May 1998, the Company increased its ownership in UPLINK to 85%.

     UPLINK has developed interface and routing technologies, and has an exclusive license to utilize BellSouth Corporation's patented cellular telemetry technology, known as Cellemetry(R), for security alarm transport applications.

     In addition, in May 1998, the Company formed a joint venture, Cellemetry LLC, owned 60% by the Company and 40% by BellSouth Wireless, Inc.

Cellemetry(R)

     Using Cellemetry(R) technology, remote radios can be polled, time-set to or autonomously exchange information with application's central locations through the cellular network. Information gathered is relayed to and from the customer's designated site for collection or for response. Based on remote conditions, control actions can be relayed as well. That means, for example, equipment can be turned on or off remotely, switches and gates can be closed and pumps triggered.

     When used in combination with low-cost Global Positioning System (GPS) applications, Cellemetry(R) radios can pinpoint the precise geographic location of trucks, railroad cars, barges, containers or other movable assets and signal control actions or operator response messages.

     Cellemetry(R) Data Service is a patented technology of Cellemetry LLC. Licensing agreements have been negotiated with cellular carriers throughout the U.S. and Canada to make Cellemetry Services widely available. Licensing agreements have also been negotiated with application developers to provide Cellemetry(R) applications across urban, rural and industrial markets.

     Cellemetry(R) Data Service is telemetry over the cellular telephone network. It provides a means of sending short, telemetry-like messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator.

     Cellemetry(R) Service can enable messaging for many different businesses. It can report alarm messages, utility meter readings, vehicle and trailer location and vending machine status. It is unique because it uses the underutilized portion of the cellular system, the overhead control channels, to convey short - data messages. These control channels are used to transmit necessary information for all call initiations (both incoming and outgoing) between the cellular system and the cellular customer's equipment. The message handling capacity of these control channels is far greater than is required by the existing cellular system, even during the busiest times of the day.

     The Service operates in the same manner in which roaming telephones operate in the cellular system. A roaming cellular telephone is defined as a cellular telephone operating in any system other than its home system. When a roamer cellular telephone is turned on, it recognizes the fact that it is not in its home system and accordingly sends its Mobile Identification Number (MIN) and its Electronic Serial Number (ESN) to the cellular system via one of the control channels. The cellular system recognizes the roamer number and routes the MIN and ESN to the roamer's home system for validation via a special network which links all of the cellular systems together across the United States.

     Cellemetry(R) radios respond exactly like roamer telephones except the MINs are specially assigned so that the MIN and ESN are routed to the Cellemetry(R) Service Bureau connected to the same intra-cellular network. The MIN serves to identify the Cellemetry radio and the ESN is the data field which contains the 32 bit telemetry message.

     The centralized Service Bureau processes, stores and routes the Cellemetry(R) Service messages according to customer requirements. Some applications may require immediate processing, as is the case with alarm monitoring, while an application such as vending machine status may only need the messages stored and transferred in a batch once a day.

The Uplink System

     Uplink's system offers wireless alarm transport utilizing Cellemetry(R) technology over existing analog cellular networks. Cellemetry(R) is a wireless means of data transport that uses cellular overhead control channels and the IS-41 network protocol to deliver short data messages. By using the excess capacity in the cellular control channel, two way messaging can occur without effecting the voice channels of the cellular network. Because Cellemetry(R) utilizes the existing cellular network and inexpensive radio transmitters, Cellemetry(R) applications can quickly and economically monitor and control equipment at remote locations.

     UPLINK assembles wireless alarm transmission equipment which is installed at customer premises, administers and offers air time packages on a consistent price basis and provides technical services that route alarm signals from the cellular networks to any central station in the country, without requiring modifications to the station's receiving equipment.

     UPLINK believes its products and air time transport charges are competitively priced. As a result of combining Cellemetry(R) technology with low cost transmission equipment and routing technologies significant improvements in security transport services are now available to the industry.

Cellemetry(R) and Derived Channel

     Cellemetry(R) and Derived Channel, as security alarm transport technologies, are complimentary. As a result, the technologies can be implemented independently or collectively.

International Markets

     Cellemetry(R) is presently available in Canada. It is the Company's intention to offer Cellemetry(R) service in various international markets through direct sales, partnerships and other channels of distribution.

Sales and Marketing

     The Company markets its service directly to participating cellular carriers who share in the recurring revenue generated from within their territories. The service is also marketed directly to application providers who are offered transport capability, and varying degrees of router services, radio development and other ongoing support services. A network operations center provides customer support 24 hours a day, seven days a week.

Competition

     The Company has one direct competitor for control channel technology - Aeris Communication, Inc. which uses the service name Micro Burst.

     Numerous indirect competitors are actively pursuing the short message wireless data transport market. Principally, two-way paging, dedicated packet radio, private radio, low earth orbit satellites and PCS.

     The Company believes that its ubiquitous coverage, price points and system performance will enable it to effectively compete for market share. Many of the competitors have greater financial and other resources than the Company.

Research and Development

     Cellemetry LLC continues to invest in improvements of its service capability on an ongoing basis, through development of expanded service bureau capabilities, further communications costs reductions, and additional enhancements to application specific capabilities.

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

     As these competitive pressures have mounted in the United States, MSOs have been forced to respond by upgrading or rebuilding their networks to provide more advanced services such as interactive video, data services, Internet access, and video-on-demand, while controlling their costs. The resulting network expansions often involve the incorporation of digital fiber optic technology. At the same time, in an effort to take advantage of the perceived opportunity, telephone companies are upgrading traditional copper based local-loop technology, with video and data communications capabilities comparable to fiber optic technology. In contrast to the past, where consumers were generally limited to a single source for video service and a single source for local telephone service, consumers will increasingly be able to choose between two or more providers of highly integrated services in the future.

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

     One of the competitive responses of the MSOs has been the development and introduction of private fiber optic networks. Private networks are defined as being independent of the primary public subscriber network, and are sometimes referred to as "Institutional or Intra Networks." These networks are typically found in campus environments or are implemented for distance learning and video conferencing applications. Users include large corporations, colleges, universities, military, government, municipalities and medical institutions.

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

     Broadband transmission systems permit network operators to provide additional channels of television programming as well as enhanced services that include full motion interactive video, video-on-demand, video switching, data networks, internet access, fax service and network management. The use of fiber optics in the broadband transmission network provides improved signal quality for long distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. BNI believes its systems enable the deployment of sophisticated architectures generally at lower costs and with less hardware and complexity than competing offerings.

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

System Solution Services

     BNI designs and implements systems utilizing BNI manufactured products and products supplied by third parties. It also trains the end-users as an integral aspect of providing complete system solutions. The Company believes the BNI total system solution focus differentiates BNI from its competitors while providing BNI with an additional source of profitable revenue. A recent example of the total system solution focus is embodied in the BNI partnership with Galaxy Cable which resulted in a winning bid for the implementation of a distance learning network for the State of Nebraska. BNI provided the complete system design, all of the necessary equipment, and system integration services for a comprehensive set of offerings which include full motion video conferencing, high speed data transfer, internet access and fax services to twenty-four (K through 12 and college) locations.

EDCOMM(TM) System

     EDCOMM(TM) is BNI's network management, scheduling and video switching system for private network applications. EDCOMM(TM) is a software system which supports user-friendly control of all network devices, including VCRs, cameras, and switches, and permits the scheduling and conduct of video conferencing via a handheld remote control device. The EDCOMM(TM) system incorporates BNI software, both BNI and third party developed hardware, and is compatible with analog and digital transmission networks. BNI believes EDCOMM(TM) is unique with respect to its comprehensive functionality, ease of use, and compatibility with other standard equipment, and that it facilitates the Company's ability to offer complete systems solutions. EDCOMM(TM) does not require the creation of a centralized network administration center - a requirement in other competitive offerings.

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

     Telephone Companies. Operating Telephone Companies compete with cable operators for the delivery of distance learning and other private network services. BNI has successfully provided product to several RBOCs and hopes to replicate these efforts in other areas.

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

Research and Development

     BNI plans to continue to devote a substantial portion of its resources to the research and development function. In the near term, BNI will continue to enhance its EDCOMM(TM) system, expand its data product offerings to include high speed fiber transceivers, and introduce a version of EDCOMM(TM) which will be capable of retrieving media in a campus environment. BNI is also developing a sophisticated digital service offering for certain markets.

                             DERIVED CHANNEL SYSTEM

Industry Background

     As a result of technological advances in the telecommunications industry, telephone companies are able to broaden their product portfolios by offering enhanced services to their customers. Many of these new services, such as call waiting, call forwarding, voice mail and security monitoring services, are being offered by telephone companies to customers on a fee basis across substantial portions of their user base. The Company believes that the add-on services which can be offered using existing equipment on an overlay basis without requiring additional telephone line construction may be of some interest to telephone companies and their customers. In addition, the Company believes that telephone companies can be attracted to niche technologies, such as the Company's Derived Channel System, that offer a cost effective solution for applications that typically require dedicated lines, thereby providing a more productive use of the existing telephone network.

     At the same time, the Company believes that people all over the world are becoming more security conscious, and that these concerns have increased the demand for security systems. Additionally, in recent years, more sophisticated methods have been used to defeat security systems that use a telephone line to signal an alarm. Intruders are increasingly cutting telephone lines and disabling other parts of security systems. Under these circumstances, many security systems are compromised, thereby providing the intruder undetected access to the premises. In an effort to better manage the underwriting risks, insurance companies, particularly in the United Kingdom, have required commercial and high-end residential customers to incorporate security systems meeting certain specifications, such as a line interruption detection capability, as a condition of providing lower cost insurance. Consequently, more sophisticated alarm systems are being utilized, including wireless communications devices, dedicated lines and the Company's Derived Channel System.

Technology

     The Company's patented technology creates a "derived channel" on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. The derived channel technology uses this inaudible or low tone frequency to transmit monitoring information between a microprocessor at the user's protected premises and a microprocessor located at the telephone company's central office. The Derived Channel System operates over a regular voice telephone line whether or not the telephone is in use and does not interfere with a voice telephone call. In addition, the low tone signal can be encrypted for additional security. The Derived Channel System is a two-way communication system that continuously monitors the integrity of a user's telephone line and security system.

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

Sales and Marketing

     In marketing its Derived Channel System, the Company has historically sold networking equipment (Message Switches and Scanners) to telephone companies for installation on telephone company premises, and has concentrated its marketing efforts on major telephone companies in the United Kingdom, the United States, and Australia. Prior to 1994, at which time the Company completed its acquisition of the Derived Channel business, several telephone companies installed and continue to have Derived Channel Systems operating, including British Telecom, four of the five Regional Bell Operating Companies in the United States, and Telstra Australia.

     Once a Derived Channel System has been installed, the Company typically markets customer premises equipment (STUs) directly to alarm system distributors and installers. Historically, the Company has depended upon telephone companies and alarm system distributors and installers to market the Derived Channel System alarm reporting service. In the future, the Company intends to provide a level of marketing support to telephone companies and alarm system distributors, and to seek more comprehensive associations with telephone companies to enable the Company to market Derived Channel security alarm transport directly to the industry in an effort to capture a share of the recurring revenue generated by the applications.

     Set forth below is a summary of telephone companies with Derived Channel Systems deployed and the Company's estimate of the installed STU base.

                       Derived Channel Technology Deployed


            Telephone Company                            Estimated STU Base
---------------------------------------------        --------------------------
Ameritech                   Manitoba Tel             Australia           25,000
Bell Atlantic/Nynex         Pacific Telesis          North America       60,000
BellSouth                   Telstra Australia        United Kingdom     270,000
British Telecom             US West
GTE Corporation

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

     The Company believes there are approximately 2.7 million alarm systems installed in the United Kingdom. Of these, the Company believes approximately 700,000 are monitored alarm systems. Of the 700,000 monitored alarm systems, the Company believes approximately 270,000 utilize British Telecom's RedCARE service. With service already provided to an estimated 38% of the monitored alarm market, the Company believes sales in the United Kingdom will grow at a slower rate in the future. The Company believes additional growth potential in the United Kingdom exists in areas such as fire alarm reporting and other telemetry applications. However, there can be no assurances that British Telecom will pursue these opportunities.

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

     Direct sales to British Telecom for the fiscal years ended October 31, 1998 and 1997, were approximately (pound)2.9 million in each year. Direct sales to British Telecom accounted for approximately 19.4% and 16.4% of the Company's net sales for the fiscal years ended October 31, 1998 and 1997, respectively.

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

The United States Security Market for the Derived Channel System

     The Company believes the United States market represents an opportunity for its Derived Channel System for use in alarm reporting services and other applications. According to industry sources as of December 1997, more than 24 million alarm systems have been installed in the United States, more than 50% of which are monitored systems.

     Through its current relationships with Ameritech, Bell Atlantic/NYNEX, BellSouth, GTE, Pacific Telesis, and U.S. West, Derived Channel Systems have been installed which now support approximately 60,000 subscribers. The Company intends to continue working with these Operating Companies, and alarm systems distributors and installers in the United States for the purposes of maintaining the existing Derived Channel Systems and increasing the number of subscribers.

     The Company is also developing a presence in the private market sector (non publicly-switched traffic) serving customers who have control and ownership of their own telephone facilities (i.e. governmental/military and educational). This market needs smaller systems and has fewer connection points than the systems which have been marketed to the major telephone companies.

Other Markets for the Derived Channel System

     The Company has been involved in trial activities for its Derived Channel System in Canada and has experienced some difficulties. In addition, the market which the Company had anticipated in Argentina has been slow to develop.

     The Company has scaled back its expectations in both of these markets and, as a result, has written off certain assets related to transactions in Canada and Argentina. The Company is continuing to pursue business arrangements in these and other international markets, but no assurances can be given that these efforts will be successful.

Competition

     Because of its proprietary nature, management believes that the Company is the only provider of Derived Channel System products. The Company's principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company's Derived Channel System. The Company believes that Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport.

     While the automatic dialer typically used in an alarm system is less expensive than the Company's STU, it lacks the ability to communicate when the telephone line is cut or becomes inoperable. It cannot communicate the existence of a line problem to an alarm monitoring center and most cannot be polled to determine the status of the alarm system. In those security applications where communications integrity and constant monitoring are important, the Company believes that its Derived Channel System competes effectively both in terms of price and performance.

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

     Serial Data. Traditional alarm systems communicate data in zoned formats. The Company believes the next generation of alarm systems, and other applications, will require data to be transmitted in serial formats. Accordingly, the Company has been adapting all aspects of the Derived Channel System to accept serial data transmissions in the future.

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

Industry Background

     With the development of smaller and more powerful computers, companies are becoming increasingly reliant upon networks consisting of multiple personal computers and work stations, each of which is capable of processing data and sharing information with other users on the network. Many companies link computer equipment by means of local area networks or "LANs" or wide area networks or "WANs." At the same time, to realize greater efficiencies, the management and maintenance of computer networks has become increasingly centralized even though the networks may be global in scope. The increased complexity of networks has created a need for cost-effective network management software and hardware which can assist companies in the operation of their networks to minimize network failures and improve efficiency. A network administrator, typically located at a central site, must be able to effectively pinpoint a network problem and take appropriate action to keep the network operating efficiently. The Company offers solutions to these network analysis and fault management requirements.

Products

     The Company's principal network management products monitor and perform tests to determine whether data and protocols are being accurately transmitted and received over WANs. This particular product allows multiple network administrators remote access to a widely dispersed network from a central control site. The Company's products are sold either on a stand alone basis or as integrated systems.

     Network Analysis and Management System (NAMS). The Company's network management system, is a network overlay that enables a user to monitor the continuous operation of a WAN from a central control site. The system provides prompt alarm notification of network failure or degradation, automatic activation of backup devices or facilities upon failure detection and a means to accurately identify defective network components. Because WANs often contain system components from a variety of vendors, NAMS is designed to function with a variety of manufacturers' products.

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

                                     GENERAL

Product Warranty and Service

     The Company provides customers with limited one-year warranties on its scanners and message switch software. In addition, under the terms of the contract with British Telecom, the Company has agreed to maintain and support its scanners for a period of up to ten years after the expiration of the warranty period on a time and materials basis. STUs are typically sold with a one or two year labor and materials warranty. The Company provides a one-year warranty on all network management products. In addition, a "help desk" and training support is offered to all users of network management products. BNI provides a one-year parts and labor warranty on stand alone products and a two-year parts and labor warranty on large scale EDCOMM(TM) system. UPLINK and Cellemetry LLC provide three-year parts and labor warranties on all wireless radios. To date, the cost to the Company of its warranty program has not been material.

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

Intellectual Property

     The Company holds patents covering primary derived channel technology used by the Company in systems installed in the United Kingdom, the United States and various foreign countries. The United Kingdom patent expires October 2002 and the United States patent expires December 2001. In addition, the Company holds other patents relating to the Derived Channel System in certain of the foregoing jurisdictions. The Company also holds patents covering its Cellemetry related technology in the United States and various foreign countries, which primarily cover the delivery of the Cellemetry(R) wireless data transport service. These patents expire between 2007 and 2016. The Company through Cellemetry LLC, licenses certain cellemetry related technologies under licenses with BellSouth Corporation. The Company also owns other intellectual property relating to its products. It is the Company's practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given as to the scope of the patent protection.

     The Company believes that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, the Company believes that its success will also be dependent upon its manufacturing, engineering and marketing know-how and the quality and economic value of its products.

     The marks STU(Registered) Subscriber Terminal Unit(Registered), and Cellemetry(Registered) are registered trademarks of the Company. The Company believes that no individual trademark or trade name is material to the Company's competitive position in the industry.

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

Regulation

     The Company's products are subject to a variety of standards and certification requirements applicable to products connected to public telephone networks in the countries in which it conducts business. For example, in the United Kingdom, any product that is intended to be connected to the public switched telephone network requires compliance with certain British standards and must be approved by the British Approval Board for Telecommunications ("BABT"). Currently, each of the Company's products that requires BABT approval has received such approval. There are new European Union regulations on electromagnetic compatibility which took effect in January 1996. The Company's European wireline products comply with such European Union regulations. Additionally, it is expected that the European Union will issue compliance standards for telecommunications equipment in the future.

     The provision of enhanced telecommunications services in the United States by telephone companies is subject to regulations promulgated by the Federal Communications Commission (the "FCC") and to restrictions imposed by the United States District Court for the District of Columbia in its decree divesting the Bell companies from AT&T Corporation. These regulations and restrictions have not resulted in any significant impediments to the provision of alarm reporting services by telephone companies using derived channel technology or for the delivery of wireless data signals using the Cellemetry(R) network. In addition, the Company's products, such as STUs, Uplink radios and certain BNI products require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. The Company's products currently used in the United States which are subject to these requirements have received all required certifications.

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

Item 2.  Properties.

     All of the Company's facilities are leased. Set forth below is certain information with respect to the Company's leased facilities:


Location                   Principal Business                 Square Footage         Lease Term
--------                   ------------------                 --------------         ----------
Farnborough, England       Derived Channel System                  14,000              2006(1)
Willow Grove,              Network Management                      10,000              2000
Pennsylvania               Products and Derived
                           Channel System

State College,             Broadband Technologies                  13,845              2000
Pennsylvania

West Conshohocken          Executive Office (2)                     2,815              2002
Pennsylvania

Atlanta, Georgia           Wireless Products                       14,027              2003
                           and Principal Executive Office

Atlanta, Georgia           Wireless Products                       12,268              2002

-----------------
(1)  Assumes the exercise of any renewal options.
(2)  Executive office prior to relocation to Atlanta.

     The Company conducts manufacturing, sales and marketing, engineering and administrative activities at many of these locations. The Company's total annual rent expense for the year ended October 31, 1998 was approximately (pound)377,000. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it will require additional space which the Company believes will be available at reasonable rates.

     The Company engages in limited manufacturing for certain Derived Channel System network equipment and STUs and certain broadband communications products and final equipment assembly and testing for certain of the Company's products. The Company also uses contract manufacturers located near its facilities for production, sub-assembly and final assembly of certain products. The Company believes there are other manufacturers that could perform this work on comparable terms.

     The semi conductors, microprocessors and other components used in the Company's products are obtained from various suppliers and manufacturers, some of which are the sole source of such component.

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

      Name            Age      Position

Charles L. McNew..... 46       Vice President, Chief Operating Officer and
                                  Chief Financial Officer

     Charles L. McNew has been Vice President and Chief Financial Officer of the Company since July 1994 and has been Chief Operating Officer since July, 1998. Mr. McNew served as Vice President -- Finance, Chief Financial Officer and Treasurer of InterDigital Communications Corporation, a company engaged in the development of advanced digital wireless telecommunications systems, from June 1993 to July 1994. From March 1990 to May 1993, Mr. McNew served as the Chief Financial Officer of International Computaprint Corporation, a company engaged in electronic publishing. From 1982 to 1990, Mr. McNew held various positions with the Digilog Division of CXR Telecom Corporation, or its predecessor, most recently as Vice President and Chief Financial Officer.

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

     The Operating Agreement between the Company and BellSouth Wireless, Inc. provides for certain restrictions on distributions by Cellemetry LLC.

     The Company's Common Stock is included in the Nasdaq National Market under the symbol "NMRX." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the Nasdaq National Market for the applicable periods.

Fiscal 1998                                                 High           Low
-----------                                                 ----           ---

First Quarter (November 1, 1997 to January 31, 1998)       $ 7.50        $ 5.69
Second Quarter (February 1, 1998 to April 30, 1998)          7.38          5.13
Third Quarter (May 1, 1998 to July 31, 1998)                 6.88          4.13
Fourth Quarter (August 1, 1998 to October 31, 1998)          4.38          2.56


Fiscal 1997                                                 High           Low
-----------                                                 ----           ---

First Quarter (November 1, 1996 to January 31, 1997)       $ 4.75        $ 3.39
Second Quarter (February 1, 1997 to April 30, 1997)          5.13          3.65
Third Quarter (May 1, 1997 to July 31, 1997)                 6.80          4.06
Fourth Quarter (August 1, 1997 to October 31, 1997)          9.25          6.50

     As of January 15, 1999 there were 62 shareholders of record of the Company's Common Stock which include shares held in street name by brokers or nominees.

Recent Sales of Unregistered Securities

     In September, 1998, the Company entered into an engagement letter with Raymond James & Associates ("Raymond James"), whereby Raymond James agreed to provide certain investment banking services to the Company. As part of the consideration, the Company issued to Raymond James a warrant to purchase 100,000 shares of class A common stock at an exercise price of $2.75, per share. The term of the warrants is five years. These warrants were issued pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933.

Item 6. Selected Financial Data.

     Incorporated by reference from page 4 of the Company's 1998 Annual Report to Shareholders, pursuant to General Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from pages 5-13 of the Company's 1998 Annual Report to Shareholders to be filed pursuant to General Instruction G(2) to Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     N/A

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Item 4.1 hereof.

Item 11. Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this report:

         1. Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1.

Consolidated Financial Statements of the Company

          Independent Auditors' Report

          Consolidated Balance Sheets at October 31, 1998 and 1997

          Consolidated Statements of Operations for the years ended October 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the years ended October 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

               Schedule I - Condensed financial information of registrant (parent company only)

               Schedule II - Valuation and qualifying accounts

         3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

          2.1(1) Agreement of Stock Exchange dated November 3, 1993 among the stockholders of Bronzebase and NumereX

          2.2(6) Agreement and Plan of Merger dated as of March 8, 1994 between NumereX Corp., a New York corporation, and NumereX Corp., a Pennsylvania corporation

          2.3(2)    Intentionally Left Blank


          2.4(3) Asset Purchase Agreement dated July 20, 1994 among CXR Corporation, CXR Telecom Corporation and the Company related to the purchase of certain assets of the Digilog division

          2.5(4) Asset Purchase Agreement dated November 30, 1994 between Versus Technology Inc. and the Company

          2.6(10) Securities Purchase Agreement among NumereX Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

          2.7(9) Shareholders' Agreement among Broadband Networks, Inc., NumereX Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

          2.8(9) Stock Purchase Agreement between Detection Systems, Inc. and NumereX Corp., dated May 7, 1997

          2.9(9) Stock Purchase Agreement among NumereX Corp., Uplink Security, Inc. and certain shareholders of UPLINK Security, Inc., dated July 16, 1997

          2.10(9) Shareholders' Agreement among Uplink Security, Inc., NumereX Corp., and certain shareholders of UPLINK Security, Inc. dated July 16, 1997

          2.11(9) Loan and Security Agreement between NumereX Corp. and UPLINK Security, Inc. dated July 16, 1997.

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

          10.9(7) The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation Plan)

          10.10(8) Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

          10.11(6) Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

          10.12(2) Registration Agreement between the Company and Dominion dated July 13, 1992


          10.14(6) Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

          10.15(8) Employment Agreement between the Company and John J. Reis, as amended (Management Compensation Contract)

          10.16(7) Agreement for the Provision of Software and Services between British Telecom and Versus Technology U.K. dated September 7, 1995

          10.17(7) Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

          10.18(8) Severance Agreement between the Company and Frederick C. Shay (Management Compensation Contract)

          10.19 Employment Agreement between the Company and Charles L. McNew dated July 15, 1998 (Management Compensation Contract)

          10.20 Incentive Compensation Program for fiscal 1999. (Management Compensation Plan)

          10.21(8) Letter Amendment dated September 24, 1996 to Agreement between British Telecom and Versus Technology U.K. dated September 26, 1995

          10.22(8) Agreement between Dominion and the Company relating to CellTel Data Services, Inc., dated October 15, 1996

          10.23(9) Loan Agreement, dated February 12, 1997, between NumereX Corp. and certain of its United States subsidiaries, and PNC Bank, National Association, regarding $10,000,000 Convertible Line of Credit as amended on July 1, 1997

          10.24(9) Technology License between Bronzebase Limited and Detection Systems, Inc., dated May 7, 1997

          10.25(9) Agreement between British Telecom and Versus Technology U.K. dated August 7, 1997 relating to the supply of RedCARE system products (certain confidential information contained in this Agreement was omitted pursuant to Rule 24b-2 and was filed separately with the Securities and Exchange Commission)

          10.26 Consulting Agreement between the Company and John J. Reis dated July 7, 1998 (Management Compensation)

          10.27(12) Formation Agreement among NumereX Corp., BellSouth Wireless,
                    Inc. and BellSouth Corporation dated February 25, 1998.

          10.28(13) Operating Agreement between NumereX Corp. and BellSouth
                    Wireless, Inc. dated May 15, 1998.

          11        Computation of Earnings per share

          13 Pursuant to Note 2 of Instruction G(2) to Form 10-K, in response to Item 6. Selected Financial Data, "Selected Consolidated Financial Data" set forth on page 10 of the Company's 1998 Annual Report to Shareholders, and in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages - of the Company's 1998 Annual Report to Shareholders are being filed in electronic format. No other sections of the Company's 1998 Annual Report to Shareholders shall be deemed "filed" as part of this filing

          21        Subsidiaries of NumereX Corp.

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

(11) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1998 (File No. 0-22920)

(12) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1998 (File No. 0-22920)

(13)   Pursuant to Note 2 of Instruction (G)(2) to Form 10-K, in response to
       Item 6. Selected Financial Data, "Selected Consolidated Financial Data" set forth on page 10 of the Company's 1998 Annual Report to Shareholders, and in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 5-13 of the Company's 1998 Annual Report to Shareholders are being filed in electronic format. No other sections of the Company's 1998 Annual Report to Shareholders shall be deemed "filed" as part of this filing.

(b) Reports on Form 8-K.

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NUMEREX CORP.


Date: January 28, 1999               By: /s/ Gordon T. Ray
                                         ------------------------------------
                                         Gordon T. Ray, Chairman, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Capacity                           Date
---------                      --------                           ----

/s/ Kenneth F. Manser          Director                        January 28, 1999
------------------------
Kenneth F. Manser


/s/ Charles L. McNew           Vice President, Chief           January 28, 1999
------------------------       Operating Officer and Chief
Charles L. McNew               Financial Officer (principal
                               financial officer and principal
                               accounting officer)


/s/ George Benson              Director                        January 28, 1999
------------------------
George Benson


/s/ Matthew J. Flanigan        Director                        January 28, 1999
------------------------
Matthew J. Flanigan


/s/ Andrew J. Ryan             Director                        January 28, 1999
------------------------
Andrew J. Ryan


/s/ Frederick C. Shay          Director                        January 28, 1999
------------------------
Frederick C. Shay

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements of the Company:

     Independent Auditors' Report                                           F-2

     Consolidated Balance Sheets as of October 31, 1998 and 1997            F-3

     Consolidated Statements of Operations for the Years Ended
        October 31, 1998, 1997 and 1996                                     F-4

     Consolidated Statements of Shareholders' Equity for the
        Years Ended October 31, 1998, 1997 and 1996                         F-5

     Consolidated Statements of Cash Flows for the Years Ended
        October 31, 1998, 1997 and 1996                                     F-6

     Notes to Consolidated Financial Statements                             F-7

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Numerex Corp.:

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998, all expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, expressed in pounds sterling, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
----------------------------
Deloitte & Touche LLP


Philadelphia, Pennsylvania
December 16, 1998, except for Note 16,
  as to which the date is January 8, 1999

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                        U.S.$
                                                                      Equivalent
                                                                       (Note 2)                   October 31,
                                                                     October 31,       --------------------------------
ASSETS                                                                   1998                  1998              1997
CURRENT ASSETS:
  Cash and cash equivalents                                             $18,800        (pound)11,365      (pound)15,626
  Accounts receivable (net of allowances of (pound)195 in
     1998 and (pound)34 in 1997)                                          5,237                3,166              3,690
  Inventory                                                               4,253                2,571              2,929
  Prepaid taxes                                                           1,320                  798              1,250
  Prepaid expenses                                                          662                  400                251
                                                                        -------               ------             ------
         Total current assets                                            30,272               18,300             23,746
  Property and equipment, net                                             2,873                1,737              1,092
  Goodwill, net                                                           8,807                5,324              3,599
  Intangible assets, net                                                 12,125                7,330              1,892
  Other assets                                                              406                  245              2,180
                                                                        -------               ------             ------
TOTAL ASSETS                                                            $54,483        (pound)32,936      (pound)32,509
                                                                        =======               ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                      $  6,000       (pound)  3,627                 --
  Accounts payable                                                        2,172                1,313     (pound)  1,518
  Income taxes                                                              673                  407                430
  Accrued taxes other than income                                           151                   91                 53
  Other accrued liabilities                                               3,545                2,143                786
                                                                        -------               ------             ------
         Total current liabilities                                       12,541                7,581              2,787
                                                                        -------               ------             ------
LONG-TERM DEBT                                                               --                   --              2,688

MINORITY INTEREST                                                         9,771                5,907                 --

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock--no par value; authorized
     3,000,000 shares; none issued
  Class A common stock--no par value; authorized
     30,000,000 shares; issued 11,609,492 and
     11,597,492 shares                                                   30,374               18,362             18,321
  Class B common stock--no par value; authorized
     5,000,000 shares; none issued
  Additional paid-in capital                                                220                  133                 --
  Treasury stock, at cost, 1,034,900 and 684,900 shares                  (4,557)              (2,755)            (1,921)
  Cumulative translation adjustments                                       (809)                (489)              (308)
  Retained earnings                                                       6,943                4,197             10,942
                                                                        -------               ------             ------
         Total shareholders' equity                                      32,171               19,448             27,034
                                                                        -------               ------             ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $54,483        (pound)32,936      (pound)32,509
                                                                        =======               ======             ======


                 See Notes to Consolidated Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                U.S.$
                                                             Equivalent
                                                              (Note 2)                   Year Ended October 31,
                                                            October 31,         ---------------------------------------
                                                                1998             1998             1997           1996
Net sales                                                     $25,129     (pound)15,191    (pound)17,676  (pound)18,192
Cost of sales                                                 (12,234)           (7,396)          (8,830)        (9,961)
Inventory write-downs                                          (2,192)           (1,325)              --         (1,473)
                                                              -------           -------         --------       --------
Gross profit                                                   10,703             6,470            8,846          6,758
Selling, general, administrative and other
   expenses(including fees and other expenses
   of (pound)26 in 1997 and (pound)212 in 1996
   to the principal shareholder)                              (20,378)          (12,319)          (7,496)        (7,716)
Special charges                                                (1,591)             (962)              --         (2,721)
                                                              -------           -------         --------       --------
Operating profit (loss)                                       (11,266)           (6,811)           1,350         (3,679)
Interest and other income, net                                  1,070               647            1,513          1,069
Equity in net losses of affiliate                                (420)             (254)              --             --
Minority interest                                                 733               443               --             --
                                                              -------           -------         --------       --------
Income (loss) before income taxes                              (9,883)           (5,975)           2,863         (2,610)
Income taxes                                                    1,274               770              676            995
                                                              -------           -------         --------       --------
Net income (loss)                                            ($11,157)    (pound)(6,745)    (pound)2,187  (pound)(3,605)
                                                              =======           =======         ========       ========
Basic and diluted
 earnings (loss) per share                                  $   (1.03)   (pound)  (0.62)    (pound) 0.20  (pound) (0.31)
                                                              =======           =======         ========       ========
Number of shares used in per share calculation:
   Basic                                                       10,818            10,818           11,077         11,532
                                                              =======           =======         ========       ========
   Diluted                                                     10,818            10,818           11,139         11,532
                                                              =======           =======         ========       ========


                 See Notes to Consolidated Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                          Common Stock        Additional                 Cumulative
                                      ------------------       Paid-in      Treasury     Translation    Retained
                                      Shares      Amount       Capital        Stock      Adjustment     Earnings          Total

BALANCE, OCTOBER 31, 1995             11,597  (pound)18,321    (pound)--   (pound)   --    (pound)277  (pound)13,478  (pound)32,076
Purchase of treasury stock                --             --           --           (848)           --             --           (848)
Translation adjustment                    --             --           --             --          (205)            --           (205)
Cash dividends                            --             --           --             --            --         (1,118)        (1,118)
Net loss                                  --             --           --             --            --         (3,605)        (3,605)
                                      ------         ------       ------         ------        ------         ------        -------
BALANCE, OCTOBER 31, 1996             11,597  (pound)18,321    (pound)--    (pound)(848)    (pound)72   (pound)8,755  (pound)26,300
Purchase of treasury stock                --             --           --         (1,073)           --             --         (1,073)
Translation adjustment                    --             --           --             --          (380)            --           (380)
Net income                                --             --           --             --            --          2,187          2,187
                                      ------         ------       ------         ------        ------         ------        -------
BALANCE, OCTOBER 31, 1997             11,597  (pound)18,321    (pound)--   (pound)(1,921) (pound)(308) (pound)10,942  (pound)27,034
Issuance of shares in connection
   with the exercise of stock options     12             41           --             --            --             --             41
Issuance of common stock warrants         --             --          133             --            --             --            133
Purchase of treasury stock                --             --           --           (834)           --             --           (834)
Translation adjustment                    --             --           --             --          (181)            --           (181)
Net loss                                  --             --           --             --            --         (6,745)        (6,745)
                                      ------         ------      -------         ------        ------         ------        -------
BALANCE, OCTOBER 31, 1998             11,609  (pound)18,362   (pound)133  (pound)(2,755)  (pound)(489)  (pound)4,197  (pound)19,448
U.S. $ EQUIVALENT (Note 2),
   OCTOBER 31, 1998                     N.A.        $30,374         $220        $(4,557)        $(809)        $6,943        $32,171
                                      ======        =======         ====        =======         =====         ======        =======

                 See Notes to Consolidated Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  U.S.$
                                                               Equivalent
                                                                (Note 2)                   Year Ended October 31,
                                                              October 31,  -----------------------------------------------
                                                                  1998             1998             1997           1996

OPERATING ACTIVITIES:
  Net income (loss)                                            ($11,157)    (pound)(6,745)    (pound)2,187   (pound)(3,605)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation                                                   725               438              632             583
     Amortization                                                 2,215             1,339              654             766
     Special charges                                              1,146               693               --           1,624
     Minority interest                                             (733)             (443)              --              --
     Equity in net losses of affiliate                              420               254               --              --
     Disposition of business                                         --                --             (672)             --
     Changes in assets and liabilities which
        provided (used) cash:
        Accounts receivable                                       1,360               822             (353)            435
        Inventory                                                   682               412             (584)          2,126
        Prepaid expenses                                            501               303              (62)           (131)
        Accounts payable                                           (883)             (534)             887            (120)
        Income taxes                                                (38)              (23)          (1,063)         (2,127)
        Accrued taxes other than income                              63                38             (305)           (168)
        Other accrued liabilities                                 2,230             1,349           (1,007)            820
                                                               --------           -------         --------        --------
         Net cash provided by (used in) operating activities     (3,469)           (2,097)             314             203
                                                               --------           -------         --------        --------
INVESTING ACTIVITIES:
  Proceeds from disposition of business                              --                --            2,300              --
  Purchase of property and equipment                               (913)             (552)            (337)           (559)
  Purchase of intangible and other assets                          (675)             (408)          (1,189)         (1,006)
  Acquisitions of businesses, net of cash                        (1,461)             (883)          (3,547)             --
  Investment in business                                           (794)             (480)          (1,260)             --
                                                               --------           -------         --------        --------
         Net cash used in investing activities                   (3,843)           (2,323)          (4,033)         (1,565)
                                                               --------           -------         --------        --------
FINANCING ACTIVITIES:
  Net reduction in short-term borrowings                             --                --             (397)             --
  Proceeds from revolving credit facility                         1,500               907            2,688              --
  Proceeds from exercise of stock options                            68                41               --              --
  Cash dividends paid                                                --                --               --          (1,118)
  Purchase of treasury stock                                     (1,380)             (834)          (1,073)           (848)
                                                               --------           -------         --------        --------
         Net cash provided by (used in) financing activities        188               114            1,218          (1,966)
                                                               --------           -------         --------        --------
EFFECT OF EXCHANGE DIFFERENCES ON CASH                               75                45             (332)           (484)
                                                               --------           -------         --------        --------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                          (7,049)           (4,261)          (2,833)         (3,812)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     25,849            15,626           18,459          22,271
                                                               --------           -------         --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $18,800     (pound)11,365    (pound)15,626   (pound)18,459
                                                               ========           =======         ========        ========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash Payments for:
  Interest                                                     $    367     (pound)   222    (pound)   122   (pound)    10
  Income Taxes                                                      698               422            2,584           2,859



                 See Notes to Consolidated Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

Numerex Corp. and its subsidiaries (the "Company") is a telecommunications company comprised of business entities providing an array of information transport products and services. These technologies enable customers to monitor and move information for a variety of applications ranging from home and business security to distance learning. The Company offers products and services in wireline (Derived Channel Systems), broadband (fiber optics and EDCOMM(TM)), and wireless communications (Cellemetry(R)). Additionally, the Company provides network management systems to operating telephone companies. The Company's operating subsidiaries are located in North America and the United Kingdom.


2.    SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES

      Currency - These consolidated financial statements are stated in British pounds sterling, the functional currency of the country in which the majority of the Company's sales have historically been generated.

      Principles of Consolidation - The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned or controlled subsidiaries. All material intercompany transactions, balances and profits are eliminated in consolidation.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

     Intangible Assets - Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

     o Patents and acquired intellectual property straight-line over 7 to 16 years (the remaining useful life of patents acquired)

     o Developed software straight-line over 3 years

     o Goodwill straight-line over 12 to 20 years

      Goodwill represents the excess of the cost of net assets acquired over fair value.

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

      Property and Equipment - Property and equipment is recorded at cost and is depreciated or amortized over the estimated useful lives of the assets. The rates of depreciation and amortization are as follows:

      o Short-term leasehold improvements over the term of the lease (which is less than the asset life, ranging from 3 to 10 years).

      o   Plant and machinery 4 to 10 years

      o   Equipment, fixtures and fittings 3 to 10 years

     Asset Impairment - The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies.

      Inventory - Inventory and work-in-progress are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, direct labor and production overheads appropriate to the relevant state of production.

      Income Taxes - Deferred income taxes are provided on temporary differences arising from the different treatment of items for financial statement and taxation purposes, which are expected to reverse in the future, calculated using enacted tax rates.

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------


     The Company provides deferred federal income taxes on the undistributed earnings of its United Kingdom subsidiaries since such earnings are expected to be remitted to the Company in the foreseeable future.

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

     The Company's investment in a privately held company is stated at cost, adjusted for any known diminution in value.

     Revenue Recognition - The Company recognizes revenue on the basis of the utilization of its technology by its customers and on sales of its products when title transfers to its customers. Revenue for royalty agreements is recorded as sales when earned.

     The Company performed certain software development services under contract for a significant customer during 1996. No such services were performed during 1997 and 1998. Revenue from the fixed-price contract was recognized on the percentage of completion method which was measured by the percentage of costs incurred to date to the estimated total costs for the contract. Service contract costs consisted primarily of outside consultant and software engineering fees. Through October 31, 1996, cumulative costs of (pound)2,110,000, revenues of (pound)3,360,000 and billings of (pound)3,360,000 had been recorded under the contract.


     Foreign Currency Transactions - Some transactions of the Company and its subsidiaries are made in U.S. dollars. (Gains) and losses from these transactions are included in income as they occur.

     Research and Development - Research and development expenses are charged to operations in the period in which they are incurred. Research and development expenses amounted to (pound)1,874,000, (pound)1,670,000 and (pound)1,128,000, in 1998, 1997 and 1996, respectively.

     Provision for Warranty Claims - Estimated warranty expense is charged at the time of sale of the warranted products. Warranty expenses have not been significant to the Company.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may likely differ from those estimates and assumptions, and such differences, if any, are not expected to be significant.

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

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

     Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as other disclosures. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

     SFAS No. 128 is effective for interim and annual financial reporting periods ending after December 15, 1997, and early adoption was not permitted. Effective with the first quarter ended January 31, 1998, the Company adopted SFAS No. 128. The Company has computed its earnings per share in accordance with SFAS No. 128 for the year ended October 31, 1998 and has restated 1997 and 1996 earnings per share information on a comparable basis, with no material differences.

     For the years ended October 31, 1998 and 1996, the Company's potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings per share were 1,206,713, 748, 450 and 373,450 for the years ended October 31, 1998, 1997 and 1996 respectively.

     Recent Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative periods is required under SFAS No 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective November 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company is evaluating whether the adoption of this statement will result in any changes to its presentation of financial information for interim and annual periods in fiscal 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operation.

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

     U.S. Dollar Equivalent Financial Information - The translation to U.S. dollars as of and for the year ended October 31, 1998 is for convenience only and was based on the noon buying rate in New York City for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York as of October 30, 1998, the last trading day during the Company's year ended October 31, 1998. This rate was $1.6542 to (pound)1.00. This translation should not be construed as a representation that the (pound)1.00 sterling amounts actually represented, have been, or could be, converted into dollars at this or any other rate.

     Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.


3.   INVESTMENTS AND DIVESTITURES

On May 15, 1998, the Company, BellSouth Wireless, Inc. ("BellSouth Wireless") and BellSouth Corporation completed a transaction whereby Cellemetry LLC ("Cellemetry") a joint venture between Numerex and BellSouth Wireless, was formed. Cellemetry, a Delaware limited liability company, is owned 60% by Numerex and 40% by BellSouth Wireless. The parties have entered into an operating agreement (the "Operating Agreement") which deals with, among other things, the conduct of the business of Cellemetry. Pursuant to the Operating Agreement, the Company will make cash contributions of up to $15.5 million during the first two years of Cellemetry's operations. According to the Operating Agreement, at the end of the three years if certain revenue targets have been met by Cellemetry no additional contribution from the Company will be required. However, if, at the end of three years, the revenue targets are not met, the Company is required to make an additional $3.75 million cash contribution or contribute certain equity interests it has in Uplink. Also, according to the Operating Agreement, Cellemetry must achieve certain specific cumulative revenue and operating goals by the third anniversary of the formation date. If these performance goals are not met, the Company may, at its sole option, elect that BellSouth put its ownership interest in Cellemetry to the Company for $15.33 million, plus interest at a 13% annual compound rate or begin a process to dissolve Cellemetry which would include a transfer of the initially contributed intellectual property to BellSouth. In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interests in Cellemetry. Cellemetry has elected to be taxed as a partnership for federal, state and foreign income tax purposes.

     The Company has recorded the assets contributed by BellSouth to Cellemetry at fair value on the date of contribution. The results of operations and financial position of Cellemetry were consolidated with the Company effective May 15, 1998, since the Company controls the operations of Cellemetry. The fair value of the patents contributed to Cellemetry was $10,603,000 which is being amortized over their remaining life of 16 years. In addition, BellSouth contributed property and equipment to Cellemetry valued at $285,000. At October 31, 1998 Cellemetry's net assets, included in the accompanying 1998 consolidated financial statements, were $13.5 million. In accordance with a schedule of capital contribution, the Company contributed cash totaling $5,500,000 to Cellemetry out of a total cash commitment of $15,500,000. The balance of the Company's capital contribution is required to be funded as follows: $8.0 million in fiscal 1999 and $2.0 million in fiscal 2000.

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

     On July 17, 1997, the Company invested (pound)605,000 ($1,000,000) in return for 19.5% of the common stock of UPLINK Security, Inc. Various options contained in the agreements provided the Company a means of acquiring a controlling interest in UPLINK. On May 18, 1998, the Company acquired an additional 78,795 shares of UPLINK Security, Inc. from certain existing shareholders for approximately (pound)873,000 ($1,444,000) including 89,763 Numerex common stock warrants with a strike price of $6.00. This stock purchase increased the Company's ownership interest in UPLINK to 85%.

     As a result of the acquisition of a controlling interest in UPLINK, the Company is required under generally accepted accounting principles to restate its investment in UPLINK from the cost method to the equity method for the first and second quarters of fiscal year ending October 31, 1998. The effect of the restatement, which is included in the line item equity in net losses of affiliate in the Condensed Consolidated Statement of Operations for the fiscal year ending October 31, 1998 was (pound)236,000 ($390,000). The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant.

     The purchase price of UPLINK was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill, and is amortized on a straight-line basis over 20 years.

     In February 1997, the Company acquired 100% of the outstanding common stock of Broadband Networks, Inc. ("BNI") for approximately (pound)3,547,000 ($5,867,000). The acquisition was accounted for using the purchase method of accounting. In addition, the Company invested (pound)1,000,000 ($1,654,000) directly into BNI for working capital purposes. Certain employees of BNI will continue to hold BNI incentive stock options which, upon exercise, would entitle them to own approximately 18% of BNI's currently outstanding common shares. Such options become exercisable in 2001 and, upon exercise, the Company has certain rights, but is not obligated to purchase the shares.

     The purchase price of BNI was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill and is amortized on a straight-line basis over 20 years.

     The following summarized unaudited pro forma information for the years ended October 31, 1998 and 1997 has been presented as if the BNI and UPLINK acquisitions had occurred on November 1, 1996. The unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and has been prepared for comparative purposes only. This un-audited pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made on the date indicated or which may result in the future.

                                          October 31,
                                       ------------------
                                       1998          1997
                                         (In thousands)
Revenues                          (pound)15,630    (pound)18,430
Operating profit (loss)                  (7,536)             906
Net income (loss)                        (7,522)           1,390
Earnings (loss) per share                 (0.70)            0.13

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

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------


into a License Agreement with DSI whereby DSI may manufacture and supply certain products in return for royalty payments.

4.   SPECIAL CHARGES

During the year ended October 31, 1998, the Company recorded a pre-tax special charge of (pound)962,000. Charges of (pound)693,000 relate to the write off of intangible assets, principally developed software costs and territorial rights, which have been rendered obsolete as a result of the Company's decision to abandon certain specific Derived Channel sales and marketing initiatives for which future direct revenues are no longer expected. Charges of (pound)269,000 result from severance and termination benefit costs for five employees with principally corporate responsibilities relating to the relocation of the Company's headquarters to Atlanta. As of October 31, 1998, no amounts for the aforementioned severance and termination benefits were paid.


     During the year ended October 31, 1996, the Company recorded pre-tax special charges of (pound)1,624,000 primarily relating to fixed and intangible asset impairment provisions for certain obsolete and/or under performing products and (pound)1,097,000 primarily relating to an accrual for settlement of shareholder litigation and related legal fees (see Note 14).


5.   INVENTORY

Inventory consisted of the following:
                                          October 31,
                                      ------------------
                                      1998          1997
                                        (In thousands)
Raw materials                     (pound)962      (pound)1,129
Work-in-progress                         453               411
Finished goods                         1,156             1,389
                                      ------            ------
                                (pound)2,571      (pound)2,929
                                      ======            ======

     The inventory write-downs of (pound)1,325,000 for the year ended October 31, 1998 were the result of two non-performing contracts and the decision to abandon specific sales initiatives for certain Derived Channel markets.

     The inventory write-downs of (pound)1,473,000 for the year ended October 1996 were the result of determining certain inventory items to be obsolete and/or under performing due to market conditions.

6.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                          October 31,
                                      ------------------
                                      1998          1997
                                        (In thousands)

Developed software              (pound)2,756   (pound)3,595
Patents                                7,102            617
Intangible and other assets              399            345
                                      ------         ------
Total intangible assets               10,257          4,557
Accumulated amortization              (2,927)        (2,665)
                                      ------         ------
Intangible assets, net          (pound)7,330   (pound)1,892
                                      ======         ======


7.   GOODWILL
                                          October 31,
                                      ------------------
                                      1998          1997
                                        (In thousands)

Goodwill                        (pound)5,959    (pound)3,870
Accumulated amortization                (635)           (271)
                                      ------          ------
Goodwill, net                   (pound)5,324    (pound)3,599
                                      ======          ======



8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          October 31,
                                      ------------------
                                      1998          1997
                                        (In thousands)

Leasehold improvements              (pound)300       (pound)272
Plant and machinery                      2,190            1,474
Equipment, fixtures and fittings           859              520
                                        ------           ------
Total property and equipment             3,349            2,266
Accumulated depreciation
   and amortization                     (1,612)          (1,174)
                                        ------           ------
Property and equipment, net       (pound)1,737     (pound)1,092
                                        ======           ======

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

9.   REVOLVING CREDIT FACILITY

In February 1997, the Company entered into a U.S. dollar revolving credit facility which provides for maximum borrowings of $10.0 ((pound)6.1) million and includes the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. At the Company's option, interest is charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%. The Company had average borrowings of (pound)3.2 and (pound)2.7 million during 1998 and 1997 at an average interest rate of 6.72% and 6.89%, respectively. Maximum borrowings during 1998 and 1997 were (pound)3.6 and (pound)2.7 million, respectively. The revolving credit facility is collateralized by certain assets of the Company.

     On October 31, 1998, there were outstanding borrowings of approximately $6.0 ((pound)3.6) million at an interest rate of 6.539%.

     During 1998, the Company was in violation of certain financial performance loan covenants (see Note 16).


10.   INCOME TAXES

The Company's provision for income taxes is incurred primarily in the United Kingdom.

     For the years noted below, the provision for income taxes consists of the following:

                                           October 31,
                                ---------------------------------
                                1998          1997           1996
                                         (In thousands)

Currently payable         (pound)858  (pound)632    (pound)1,292
Deferred                         (88)         44            (297)
                                -----      -----          ------
                          (pound)770  (pound)676      (pound)995
                                =====      =====          ======


     Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations:

                                                        October 31,
                                          ------------------------------------
                                          1998            1997           1996
                                                     (In thousands)
Income tax (benefit)
   computed at U.S. corporate
   tax rate of 34%                (pound)(2,032)     (pound)973    (pound)(888)
Adjustments attributable to:
   Valuation allowance                    2,816             (74)         1,790
   ACT refund                               (90)           (247)            --
   Nondeductible expenses                    39              22             65
   Foreign income taxed in the
     United States                           90              86             60
   Income tax rate differential
     between the United States
     and the United Kingdom                 (53)            (84)           (32)
                                          -----          ------          -----
Total                                (pound)770      (pound)676     (pound)995
                                          =====          ======          =====

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

The components of the Company's net deferred tax assets and (liabilities) as of October 31 are as follows:


                                   1998            1997
                                   ----            ----
                                     (In thousands)
Deferred tax liability:
Differences between book
   and tax basis of
   property equipment       (pound)(39)      (pound)(47)
Other                               --              (13)
                                 -----            -----
                                   (39)             (60)


Deferred tax asset:
Intangibles                        395              316
Net operating loss carry
  forwards                       1,478              527
Tax credit carry forwards        1,849              834
Other                               61               --
Inventories                        730              218
Accruals                           383               87
                                 -----            -----
                                 4,896            1,982
Valuation allowance             (4,572)          (1,725)
                                 -----            -----
Total                       (pound)285       (pound)197
                                 =====            =====


Net operating loss carry forwards for federal and state income taxes available at October 31, 1998, expire as follows:

                                                       Years
                                        Amount     of Expiration
                                        ------     -------------
Federal operating losses         (pound)7,164,000    2004-2113
State operating losses          (pound)10,085,000    2003-2113

The financial statements reflect the deferred tax effects of the undistributed earnings of the Company's United Kingdom subsidiaries at October 31, 1998 because the Company expects to recover the undistributed earnings in the foreseeable future in a taxable manner. The Company did not recognize deferred tax liabilities of (pound)171,000 for the undistributed earnings of its United Kingdom subsidiaries at October 31, 1997 because, at that time, the Company did not expect earnings to be remitted to the United States in the foreseeable future. The accumulated net undistributed earnings of the Company's United Kingdom subsidiaries included in the retained earnings were (pound)7,255,000 and (pound)5,602,000 at October 31, 1998 and 1997, respectively.


11.   SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

Approximately 19%, 16% and 32% of sales in 1998, 1997 and 1996, respectively, were to British Telecommunications PLC. The accounts receivable from British Telecommunications PLC were (pound)323,000 and (pound)1,044,000 as of October 31, 1998 and 1997, respectively, and were collected pursuant to normal credit terms.

     The principal shareholder provided financial advisory, investment banking and other services for the Company under a two-year agreement through December 31, 1996. Under the Agreement, the Company paid $20,000 per month plus certain reimbursable expenses to the shareholder for financial advisory services.

     Fees and other expenses relating to the principal shareholder are as follows:

                                           October 31,
                                ----------------------------------
                                1998          1997            1996
                                        (In thousands)

Fees                              --     (pound)142     (pound)155
Out-of-pocket expenses            --              4             57

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

12.   COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancelable operating leases subsequent to October 31, 1998, are as follows:

1999                                        (pound)498
2000                                               435
2001                                               347
2002                                               350
2003                                               237
Thereafter                                         238
                                                ------
Total                                     (pound)2,105
                                                ======

      Rent expense, including short-term leases, amounted to approximately (pound)377,000, (pound)287,000 and (pound)328,000 in 1998, 1997 and 1996, respectively.

             (See Note 3 for other commitments and contingencies.)


13.   STOCK OPTION PLANS

      Employee Plan - The Company has an Employee Stock Option Plan (the "Employee Plan"), which provides for the granting of nonqualified and incentive stock options to all officers and key employees of the Company and its subsidiaries at prices which represent the closing market price at the grant dates. The aggregate number of shares which may be issued upon the exercise of options under the Employee Plan, as amended in February 1998, is 1,500,000 shares of Class A Common Stock.

      Options issued under the Employee Plan typically vest ratably over a five-year period. Certain options issued to senior management employees under the Employee Plan have cliff vesting terms at the end of a five-year period and terms which provide for the acceleration of vesting upon the attainment of specified market prices for the Company's common stock for a period of 60 days. In the event of a "change in control" as defined in the Employee Plan, all outstanding options become fully vested and are subject to exercise. Incentive stock options and nonqualified stock options granted under the Employee Plan expire 10 years after the grant date unless an option holder's employment is terminated. Under such circumstances, the options typically expire from three months to one year from the date of employment termination.

      At October 31, 1998 and 1997, 362,000 and 290,500, respectively, ratably vesting options under the Employee Plan have been granted to key employees of the Company at prices ranging between $3.75 and $7.50. Of these options, 12,000 were exercised, 23,000 have expired and been cancelled, 118,300 are currently exercisable, and the remaining options will become exercisable in 1999 through 2002. At October 31, 1998 and 1997, 765,000 and 515,000, respectively, cliff vesting options under the Employee Plan have been granted to senior management employees of the Company at prices ranging between $3.06 and $7.56. Of these options, 80,000 have expired and been cancelled, and none of these options are currently exercisable. They will become exercisable beginning in 2002 or earlier if the accelerated vesting conditions are met.

      Director Plan - The Company has a Non-employee Director Stock Option Plan (the "Director Plan"), which provides for the granting of stock options to non-employee members of the Company's Board of Directors at the closing market price at the grant dates. On April 1, 1996, and each anniversary date thereafter, each non-employee director, who has served as a director for at least one year, will receive an option to purchase 2,500 shares of the Company's common stock. On December 5, 1997, the Director Plan was amended, and on February 26, 1998, shareholders approved an increase to 4,000 the annual number of shares that each director would receive. The aggregate number of shares which may be issued upon the exercise of options granted under the Director Plan is 62,500 shares of common stock. Options issued under the Director Plan fully vest one year after the grant date.

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

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

      At October 31, 1998 and 1997, 28,700 and 16,700, respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $4.50 and $6.63. Of these options, 16,700 are currently exercisable and the remaining will become exercisable in 1999. Options to purchase 18,750 shares of Class A common stock at a price of $10.00 were granted as a finder's fee in connection with an acquisition. All of these options are currently exercisable.

      The following table summarizes the activity of the aforementioned stock option plans as of and for the years ended October 31, 1998, 1997 and 1996:

                                 1998                   1997                    1996
                          -------------------     -----------------      ------------------
                                     Weighted              Weighted                Weighted
                                     Average               Average                 Average
                          Shares    Ex. Price     Shares  Ex. Price      Shares   Ex. Price
                          ------    ---------     ------  ---------      ------   ---------

Outstanding,
  Beginning of year       748,450     $5.54       373,450    $5.51       177,250    $5.55
 Options granted          333,500      4.39       415,000     5.51       213,700     5.89
 Options exercised        (12,000)     5.44            --       --            --       --
 Options cancelled       (103,000)     5.75       (40,000)    4.97       (17,500)   10.57
                          -------                 -------                -------
Outstanding, End
  of year                 966,950      5.12       748,450     5.54       373,450     5.51
                          =======                 =======                =======
Exercisable, End
  of year                 153,750     $5.83       100,100    $5.96        44,550    $6.48
                          =======                 =======                =======

      In February 1997, the Company re-priced 191,000 options with exercise prices ranging between $9.00 and $15.00 to $4.50 which represented the closing market price. The options, as re-priced, are reflected in all periods in the above table.

      The fair value of each option on the date of grant for 1998, 1997 and 1996 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 51% for 1998 and 59% for both 1997 and 1996; risk-free interest rate of 4.54% for 1998 and 5.82% for both 1997 and 1996; expected option lives of 7 years for all years; and a forfeiture rate of 2% for all years.

      The exercise price for options outstanding as of October 31, 1998 is between $3.06 and $10.00. Such options will expire on average in 8.3 years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.54, $3.52 and $3.81, respectively, on the date of grant.

      Cellemetry Plan - The Company's subsidiary, Cellemetry, adopted a Share Option Plan on June 1, 1998, which provides for the granting of nonqualified stock options to officers and employees of Cellemetry at a pre-determined price. The aggregate number of shares, which may be issued upon the exercise of options under the Share Option Plan, is 1,000,000 shares of Class III Common Stock.

      Options issued under the Share Option Plan vest ratably over a five-year period. In the event of a "change in control" as defined in the Share Option Plan, all outstanding options become fully vested and are subject to exercise. The options expire 10 years after the grant date unless an option holder's employment is terminated. Under such circumstances, the options expire from three months to one year from the date of employment termination.

      On June 1, 1998, 612,000 options under the Share Option Plan were granted to employees of Cellemetry at $4.00 per share. None of these options are currently exercisable. They will become exercisable beginning in June of 2000.

NUMEREX CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

      The fair value of each option on the date of grant for 1998 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 51%; risk free interest rate of 4.54%; expected option lives of 7 years; and a forfeiture rate of 2%.

      Options will expire on average in 9.7 years. The weighted average fair value of options granted during 1998 was $2.31 on the date of grant.

      Had compensation expense for the Company's aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                                                 1998               1997             1996
                                                 ----               ----             ----
Net income (loss)--As reported             (pound)(6,745)       (pound)2,187    (pound)(3,605)
Net income (loss)--Pro Forma               (pound)(7,167)       (pound)1,828    (pound)(3,751)
Earnings (loss) per share--As reported      (pound)(0.62)         (pound).20     (pound)(0.31)
Earnings (loss) per share--Pro Forma        (pound)(0.66)         (pound).17     (pound)(0.33)

      The pro forma effect on net income (loss) and earnings (loss) per share for 1998, 1997 and 1996, by applying SFAS No. 123, may not be indicative of the pro forma effect on net income in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.



14.   LITIGATION

A settlement, effective October 24, 1996, was reached among the parties in connection with a securities lawsuit regarding the Company's 1995 public offering. Certain defendants paid to a settlement fund approximately $2,100,000 ((pound)1,254,000), which after certain costs and expenses was paid to a class. The Company's contribution to the settlement fund of $1,033,000 ((pound)617,000), which together with related legal costs were expensed in 1996 (see Note 4). Amounts due under the settlement were paid in December 1996.


15.   GEOGRAPHIC INFORMATION

The Company operates in a single industry segment. Information about the Company's operations in different geographic areas for the three years ended October 31, 1998 are as follows (in thousands):

                   United States        United Kingdom        Eliminations         Consolidated
Net sales:
1998                (pound)8,311         (pound)6,880            (pound)--        (pound)15,191
1997                       6,740               10,936                   --               17,676
1996                       2,655               15,537                   --               18,192
Operating profit (loss:)
1998                      (8,713)               1,902                   --               (6,811)
1997                      (1,904)               3,254                   --                1,350
1996                      (5,492)               1,813                   --               (3,679)
Identifiable assets:
1998                      22,427               12,094               (1,585)              32,936
1997                      22,627               11,139               (1,257)              32,509
1996                      15,529               15,376                 (923)              29,982


16.   SUBSEQUENT EVENT

On January 8, 1999, the Company terminated its revolving credit facility and repaid amounts due including interest totaling $6,008,733. In order to meet the Company's expected 1999 funding requirements, additional financing will be necessary. Management believes that the Company will be successful in meeting its 1999 funding needs.

NUMEREX CORPORATION                                                  SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Parent Company Only)
(In thousands, exept share amounts)

                                                                             October 31,          October 31,
                                                                                1998                 1997
                                                                           ---------------      --------------
ASSETS
  Current assets                                                             (pound)1,561       (pound)11,524
  Other assets                                                                        394               1,670
  Intercompany receivables                                                         10,493               6,070
  Investment in equity of subsidiaries                                             17,918              11,107
                                                                           ---------------      --------------
    Total Assets                                                            (pound)30,366       (pound)30,371
                                                                           ===============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                                                            (pound)3,627            (pound)0
  Intercompany loan and payables                                                    5,163                   0
  Other liabilities                                                                   919                 649
                                                                           ---------------      --------------
    Total Current Liabilities                                                       9,709                 649
                                                                           ---------------      --------------
  Long-term debt                                                                        0               2,688
  Intercompany loan and payables - Long-Term                                        1,209                   0
  Class A common stock - no par; authorized 30,000,000 shares;
    issues 11,609,492 and 11,597,492 shares                                        18,362              18,321
  Additional paid-in capital                                                          133                   0
  Treasury Stock, at cost, 1,034,900 and 684,900 shares                            (2,755)             (1,921)
  Retained Earnings                                                                 4,197              10,942
  Other                                                                              (489)               (308)
                                                                           ---------------      --------------
Total shereholders' equity                                                         19,448              27,034
                                                                           ---------------      --------------
Total liabilities and shareholders' equity                                  (pound)30,366       (pound)30,371
                                                                           ===============      ==============

                                                                      SCHEDULE I

NUMEREX CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)
(In thousands)


                                                             Years ended October 31,
                                                         -------------------------------
                                                          1998         1997        1996
                                                         ------       ------      ------

Equity in net income (loss) of subsidiaries              (4,991)       2,166      (2,122)
Operating expenses                                       (2,283)      (1,253)     (2,795)
Interest and other income (net)                             529        1,274       1,312
                                                         ------       ------      ------
Income (loss) before provision for income taxes          (6,745)       2,187      (3,605)
Provision for income taxes                                    0            0           0
                                                         ------       ------      ------
Net income (loss)                                        (6,745)       2,187      (3,605)
                                                         ======       ======      =======


NUMEREX CORPORATION                                                                                  SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(In thousands)

                                                                                                Years Ended October 31,
                                                                                        --------------------------------------
                                                                                               1998       1997         1996
                                                                                             -------     -------      -------

Operating Activities:
  Equity in net income (loss) of subsidiary                                                   (4,991)      2,166       (2,122)
  Other adjustments, net                                                                      (2,784)        869        1,509
                                                                                             -------     -------      -------
     Net cash provided by (used in) operating activities                                      (7,775)      3,035         (613)
                                                                                             -------     -------      -------
Investing Activities - contribution to capital of subsidiaries, net                           (2,323)     (4,033)      (1,565)
                                                                                             -------     -------      -------
Financing Activities:
  Proceeds from revolving credit facility                                                        907       2,688
  Proceeds from exercise of stock options                                                         41
  Cash dividends paid                                                                                                  (1,118)
  Purchase of treasury stock                                                                    (834)     (1,073)        (848)
                                                                                             -------     -------      -------
    Net cash provided by (used in) financing activities                                          114       1,615       (1,966)
                                                                                             -------     -------      -------
Net change in cash                                                                            (9,984)        617       (4,144)
Cash, beginning of year                                                                       11,460      10,843       14,987
                                                                                             -------     -------      -------
Cash, end of year                                                                              1,476      11,460       10,843
                                                                                             =======     =======      =======

                             NUMEREX CORPORATION
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (Parent Company Only)


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements include the accounts of Numerex Corporation (the Parent) and on an equity basis its subsidiaries and should be read in conjunction with the consolidated financial statements of Numerex Corporation and Subsidiaries (the "Company") and the notes thereto.

2.   INCOME TAXES

     The Parent and its wholly owned subsidiaries file a consolidated tax return. The Parent participates in a tax sharing agreement with the consolidated group whereby consolidated income tax expense or benefit is allocated to the Parent.

3.   SUBSEQUENT EVENT

     On January 8, 1999 the Company terminated its revolving credit facility and repaid amounts due including interest totaling $6,008,733. In order to meet the Company's expected 1999 funding requirements, additional financing will be necessary. Management believes that the Company will be successful in meeting its 1999 funding needs.

NUMEREX CORPORATION                                                  SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


                                                                                Additions
                                                     Balance at        ----------------------------                      Balance at
                                                    Beginning of                         Charges to                        End of
Description                                           Period            Provision          Expense        Deductions       Period
-----------                                         ------------       ---------         ----------      ----------      ----------
Year Ended October 31, 1996:
Accounts Receivable
  Allowance for uncollectible accounts            (pound)26               37                 0                0        (pound)63
Inventory
  Allowance for Obsolescence                      (pound)81                0             1,473 (a)            0     (pound)1,554

Year Ended October 31, 1997:
Accounts Receivable
  Allowance for uncollectible accounts            (pound)63                0                 0              (29)       (pound)34
Inventory
  Allowance for Obsolescence                   (pound)1,554               20                 0             (924)(b)   (pound)650

Year Ended October 31, 1998:
Accounts Receivable
  Allowance for uncollectible accounts            (pound)34              161             1,291 (c)       (1,291)(c)   (pound)195
Inventory
  Allowance for Obsolescence                     (pound)650              165             1,325 (d)            0     (pound)2,140
Other Liabilities
  Accrued Severance                                (pound)0                0               269 (e)            0       (pound)269

(a) Amounts were the result of determining certain inventory items to be obsolete and/or under performing due to market conditions.
(b) Amounts were net recoveries from the sale of subsidiary.
(c) Amounts resulted from the write-off of certain uncollectible receivables resulting from non-performing contractual relationships.
(d) Amounts were the result of non-performing contracts and the decision to abandon specific sales initiatives for certain Derived Channel markets.
(e) Amounts resulted from the severance and termination benefits for certain corporate employees.