Form 10-K/A
period 1998-10-31
NUMEREX CORP /PA/
filed 1999-02-25
CIK 870753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended October 31, 1998
                                               ----------------

                                       or

  [   ]     SECURITIES EXCHANGE ACT OF 1934 TRANSITION REPORT PURSUANT TO
            SECTION 13 OR 15(d) OF THE

            For the transition period from __________to _____________

                           Commission File No. 0-22920


                                  NUMEREX CORP.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



         Pennsylvania                                   11-2948749
----------------------------------------     -----------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification  No.)
Incorporation or Organization)

           1600 Parkwood Circle
                Suite 200
           Atlanta, Georgia                                 30339-2119
----------------------------------------     -----------------------------------
(Address of principal executive offices)                    (Zip Code)



       Registrant's Telephone Number, Including Area Code: (770) 693-5950
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
Class A Common Stock, no par value                         10,366,092
----------------------------------------     -----------------------------------
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

                              Yes [ X ]         No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 is to file Part III of the Annual Report on Form 10-K, pursuant to Instruction G(3) of such form. In that the Company does not anticipate filing definitive proxy material within 120 days of the end of its fiscal year, it is, by this amendment, filing information responsive to Part III of the Form 10-K.

                                      (i)

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information as to Directors


Name                                   Age         Position                            Director Since
-----------------------------------------------------------------------------------------------------
George Benson(l)(2)(3)                 64          Director                            1995
Matthew J. Flanigan(l)(2)(3)           53          Director                            1994
Kenneth F. Manser                      65          Director; Managing                  1994
                                                   Director of the
                                                   Company's subsidiary,
                                                   Versus Technology
                                                   Limited

Gordon T. Ray                          70          Chairman of the Board               1995
                                                   of Directors, President and
                                                   Chief Executive Officer of the
                                                   Company

Andrew J. Ryan(l)(2)                   40           Director                           1996
Frederick C. Shay(4)                   54           Director                           1994

--------------------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Employee Stock Option Plan Committee
(4) Mr. Shay presently serves as a director of the Company, but will not be standing for re-election.

     George Benson has served as a Director of the Company since June 1995. Mr. Benson has served as Chairman and Chief Executive Officer of Wisconsin Wireless Communications Corporation and Airadigm Communications since September 1992 and Senior Vice President of Mitel, Inc., a public telecommunications company, from September 1990 until September 1992. From 1979 until 1990 Mr. Benson served as Founder, President and Chief Executive Officer of Telecom North, Inc.

     Matthew J. Flanigan has served as a Director of the Company since July 1994. Mr. Flanigan has been the President of the Telecommunication Industry Association, a trade association for telecommunication companies, since April 1994. From March 1987 to January 1994, he served as President of Cognitronics Corporation, a telecommunications manufacturer.

     Kenneth F. Manser has been the Managing Director of the Company's subsidiary, Versus Technology Limited, since December 1990 and Chairman of the Board of the Company from February 1994 to July 1998, at which time he relinquished the position of Chairman of the Board. Mr. Manser continues to serve as a Director. Prior thereto, since 1987, he was sales manager of the Telecommunications Group of Base Ten Systems, Inc., a defense electronic systems manufacturer.

     Gordon T. Ray has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since July 1998. He has served as a Director of the Company since October 1995. Mr. Ray also took on the additional responsibilities of Chairman and President of Cellemetry LLC, a majority owned subsidiary of the Company, in October 1998. Mr. Ray has served as President of Global Information, Ltd., a technology marketing consulting company, from September 1993 to present and for more than five years prior thereto he served as Executive Vice President of NEC America, an equipment manufacturing company. Mr. Ray is also a director of the Telecommunication Industry Association and a member of the board of governors of the Electronic Industries Association, trade associations for telecommunications and electronics companies.

     Andrew J. Ryan has served as a director of the Company since May 1996. Mr. Ryan has practiced law with the law firm of Salisbury & Ryan from August 1994 to present, from March 1993 to August 1994 with the law firm of Pepper Hamilton & Scheetz and from December 1987 to March 1993 with the law firm of Lord Day & Lord. Mr. Ryan serves as Gwynedd's designee on the Board. See "Arrangements with Respect to the Board of Directors" and "Certain Relationships and Related Transactions."

     Frederick C. Shay has served as a Director of the Company from February 1994, but will not be standing for re-election. Mr. Shay served as President of Cellemetry LLC, a majority owned subsidiary of the Company from May 1998 to October 1998. Prior to that Mr. Shay served as the Company's Chief Technology Officer, from October 1997 to May 1998. From June 1996 until October 1997 Mr. Shay served as President of the Company's subsidiary, DCX Systems, Inc. Mr. Shay served as acting President and acting Chief Executive Officer of the Company from June 1995 to June 1996. From November 1995 through June 1995, Mr. Shay served as Vice President of the Company.

Arrangements with Respect to the Board of Directors

     The Company has entered into an agreement providing Gwynedd the right to designate one director to the Board. Additionally, in the event the Board consists of more than seven directors, Gwynedd, at its option, may designate one additional director. Any designee's appointment will be subject to the exercise by the Board of Directors of its fiduciary duties and the approval of the Company's shareholders upon the expiration of any appointed term at the next annual meeting of shareholders. Gwynedd's right to designate directors will cease at such time as Gwynedd's equity interest in the Company drops below ten percent of the outstanding shares of the Company's Common Stock. Mr. Ryan currently serves as Gwynedd's designee.

     Set forth below is certain information concerning the executive officers and key employees of the Company who are not also directors.

         Name               Age    Position
         ----               ---    --------
Charles L. McNew .......... 46      Vice President, Chief Operating Officer and
                                            Chief Financial Officer

     Charles L. McNew has been Vice President and Chief Financial Officer of the Company since July 1994 and has been Chief Operating Officer since July 1998. Mr. McNew served as Vice President-Finance, Chief Financial Officer and Treasurer of InterDigital Communications Corporation, a company engaged in the development of advanced digital wireless telecommunications systems, from June 1993 to

July 1994. From March 1990 to May 1993, Mr. McNew served as the Chief Financial Officer of International Computaprint Corporation, a company engaged in electronic publishing. From 1982 to 1990, Mr. McNew held various positions with the Digilog Division of CXR Telecom Corporation, or its predecessor, most recently as Vice President and Chief Financial Officer.

Item 11. Executive Compensation.

                           SUMMARY C0MPENSATION TABLE

     The following table sets forth all cash compensation paid to the Chief Executive Officer of the Company, and the four most highly compensated executive officers of the Company and its subsidiaries whose salary and bonus exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries, during the Company's fiscal years ended October 31, 1998, 1997 and 1996, except for the Chief Executive Officer.


                                                                                                   Long Term
                                                          Annual Compensation                     Compensation
                                                 -----------------------------------------     ---------------------
                                                                              Other Annual     Securities Underlying      All Other
Name and Principal Position      Fiscal Year     Salary          Bonus        Compensation            Options           Compensation
---------------------------      -----------     ---------     ---------      ------------     ---------------------    ------------
Gordon T. Ray, Chairman,          1998(1)         $ 76,364            --                --                   104,000      $10,250
President and Chief               1997                  --            --                --                     2,500        9,500
Executive Officer                 1996                  --            --                --                     2,500        7,125

John J. Reis,                     1998(2)         $206,250            --          $102,141                    75,000      $11,706
President and Chief               1997             256,250       $66,983                --                   100,000       $6,431
Executive Officer                 1996              93,750        20,833                --                   100,000           --

Kenneth F. Manser,                1998(3)         $157,786            --                --                        --      $29,979(4)
Chairman of the Board of          1997             156,218       $23,487                --                        --       27,988(4)
the Company and Managing          1996             147,307            --                --                        --       22,693(4)
Director of Versus Technology
Limited

Charles L. McNew, Vice            1998(5)         $160,208            --                --                    50,000       $5,000
President, Chief                  1997             133,500       $32,827                --                    25,000        4,713
Operating Officer and             1996             123,500            --                --                    25,000        3,708
Chief Financial Officer

Frederick C. Shay,                1998(6)         $150,000            --                --                        --       $4,500
Director                          1997             145,000            --                --                    10,000        4,200
                                  1996             161,667            --                --                    40,000        4,445

-----------------------

(1) Mr. Ray became Chairman of the Board of Directors, President and Chief Executive Officer of the Company in July 1998. Amounts under caption "All Other Compensation" represent fees as an outside director prior to July 1998.

(2) Mr. Reis became President and Chief Executive Officer of the Company in June 1996 at a base salary of $225,000, which was increased to $250,000 on January 1, 1997. His base salary was increased to $275,000, effective June 1, 1997. Mr. Reis' employment with the Company terminated in July 1998, at which time he ceased to serve as President, Chief Executive Officer and as a Director of the Company. See "Employment and Related Agreements."

(3) Mr. Manser's salary, bonus and other compensation for fiscal 1996, 1997 and 1998 were (pound)10,000, (pound)14,287 and $95,000; (pound)-0-,
     (pound)l8,050 and $95,000; and (pound)14,283, (pound)18,050 and $95,000, respectively, which have been converted into dollars at the exchange rate of $1.5506 for fiscal 1996, $1.6444 for fiscal 1997 and $1.6609 for 1998, respectively, per (pound)100 based on the average of the noon buying rates in New York City on the last day of each month during fiscal 1996, 1997 and 1998, respectively, for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.

(4) Represents private health insurance premium payments and amounts contributed to Mr. Manser's account under a Limited Pension and Death Benefits Plan. See "Limited Pension and Death Benefits Plan."

(5) Mr. McNew became Vice President and Chief Financial Officer in July 1994 and in July 1998 assumed the additional position of Chief Operating Officer of the Company.

(6) Mr. Shay served as a Director of the Company from February 1994, but will not be standing for re-election. Mr. Shay served as President of Cellemetry LLC, a majority owned subsidiary of the Company from May 1998 to October 1998. Prior to that Mr. Shay served as the Company's Chief Technology Officer, from October 1997 to May 1998. From June 1996 until October 1997 Mr. Shay served as President of the Company's subsidiary, DCX Systems, Inc. Mr. Shay served as acting President and acting Chief Executive Officer of the Company from June 1995 to June 1996. From November 1995 through June 1995, Mr. Shay served as Vice President of the Company. Accordingly, Mr. Shay's annual compensation includes amounts paid under various capacities.

Employment and Related Agreements

     In June 1996, the Company entered into a one year employment agreement, which was extended by mutual agreement, with Mr. Reis pursuant to which he served as President, Chief Executive Officer and a Director of the Company. For all services rendered Mr. Reis received an annual salary of $225,000 (increased to $250,000 effective January 1, 1997 and $275,000 effective June 1, 1997), plus an initial bonus equal to $50,000, $25,000 of which was pro-rated over the first six months of his employment, while the remaining $25,000 was awarded by the Board of Directors. Mr. Reis was also reimbursed for business travel and other business expenses. Additionally, Mr. Reis received options to purchase, in the aggregate, 125,000 shares of Numerex Common Stock, at exercise prices equal to the fair market value of the Company Common Stock in the dates of grant. The options are exercisable as follows: (i) 50,000, at such time as the closing price of the Company's Common Stock equals or exceeds $10.00 per share for a period of 60 consecutive days; (ii) 25,000, at such time as the closing price of the Company's Common Stock equals or exceeds $12.50 per share for a period of 60 consecutive days; and (iii) 50,000, at such time as the closing price of the Company's Common Stock equals or exceeds $15.00 per share for a period of 60 consecutive days. The exercisability of the options was modified to provide that they may be exercised at the earlier of (i) the closing price of the Company's Common Stock equaling or exceeding the price levels for the trading periods set forth above, or (ii) five years from the date of grant. Mr. Reis was also entitled to benefits under Company employee benefit plans and programs in which other executives of the Company are eligible to participate. Mr. Reis was entitled to four weeks of annual vacation. The Company was permitted to terminate this agreement "for cause" (as defined therein) in which case Mr. Reis would have had no right to receive compensation or other benefits for any period after such termination. In the event of termination for "good reason" (as defined therein), which includes a merger, consolidation or reorganization, sale of all or substantially all of the assets or any similar event, a "change in control" (as defined therein), or for termination without cause, Mr. Reis would receive his base salary plus bonus for the most recently completed year of employment, payment of which would be made at the time provided for in the agreement as though employment had not been terminated. This payment would be in lieu of the base annual salary and bonus compensation he would otherwise receive. The agreement also required certain payments by the Company in the event of disability or partial disability. The agreement also contained non-competition, non-disclosure and confidentiality provisions, certain of which extend beyond the term of the agreement. In July 1998 the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Reis. Pursuant to the Consulting Agreement, for a period of 60 days, Mr. Reis agreed to provide certain services to the Company, and in return therefor, Mr. Reis received compensation, based upon his then current annual compensation. In addition, Mr. Reis received certain other benefits, including medical benefits for fourteen months, reimbursement for automobile expenses and reimbursement for out-placement expenses, not to exceed $25,000. In addition, the Company agreed to use its best efforts to protect the value of stock options granted to Mr. Reis, provided that such protections did not have an adverse effect on the Company or Mr. Reis, and in this regard the Company and Mr. Reis agreed to convert his incentive stock options to non-qualified stock options and to provide that the options would not terminate 90 days after termination of Mr. Reis' employment. All other terms of the options remain unchanged. In addition, the Company acknowledged its obligations under Mr. Reis' employment agreement referred to above. Accordingly, Mr. Reis is also entitled to receive payment his base salary plus bonus for the most recently completed year of employment, payment of which will be made over a twelve month period.

     In November 1993, the Company entered into an employment agreement with Kenneth F. Manser, pursuant to which Mr. Manser has served as Managing Director of Versus Technology Limited for two years, which ended in November 1995, subject to automatic one year extensions unless notice of termination is given by either party at least 90 days prior to the end of the then current term. The employment agreement terminated in February 1999. Mr. Manser's salary is (pound)95,000 per year, or such higher rate as may from time to time be agreed. In the event of Mr. Manser's death during the term of the agreement, his wife will be entitled to receive a lump-sum payment equal to six months salary at his then current rate. Versus Technology Limited provides Mr. Manser with an automobile, which may be used for business and private use, private health insurance coverage for Mr. Manser and his wife, and pension and life insurance arrangements as shall from time to time be agreed upon. The agreement may be terminated due to Mr. Manser's long-term disability, serious breach of the agreement, grossly negligent conduct or personal bankruptcy. Mr. Manser is prohibited from disclosing or using confidential information during and after the term of his agreement and from soliciting business from the Company's customers for a period of one year after the termination of his employment.

     In May 1996, Numerex entered into severance agreements with Messrs. Shay and McNew, which terminate at the earlier of (i) death or permanent disability,
(ii) termination by the Company for cause, (iii) mutual agreement, (iv) termination by resignation or otherwise, or (v) one year from the date of the agreement, and year to year thereafter unless appropriate notice is given. The agreements generally provide that if employment is terminated during the term by reason of a merger or similar transaction, a "change in control" (as defined therein), change to a less responsible position, termination of employee (except for cause), employee shall receive, for a period of six months following termination 50% of his annual base salary. In addition, the employee shall be entitled to receive, for a period of six months following the termination date, reimbursement of all reasonable expenses incurred in connection with his search for new employment, not to exceed 20% of base annual salary, or, at employee's option, a lump sum payment of $10,000. For a period of one year following the termination date employee shall be entitled to all Company non-discriminatory benefits, such as medical care and life insurance benefits. The agreements also contain certain provisions preventing the employee from disclosing confidential information and not competing with the Company. The severance agreement with Mr. McNew terminated by the terms of the employment agreement entered into between Mr. McNew and the Company referred to hereunder. Payment of severance benefits to Mr. Shay commenced in January 1999. In addition, the Company agreed to convert 50,000 of Mr. Shay's incentive stock options to non-qualified stock options and to provide that the options would not terminate 90 days after cessation of Mr. Shay's employment. All other terms of the options remain unchanged.

     In July 1998 the Company and Mr. McNew entered into a one-year employment agreement, which shall continue for additional one-year terms, unless prior notice of non-extension is given by either party. Mr. McNew agreed to serve as Vice President, Chief Operating Officer and Chief Financial Officer of the Company. This Agreement supersedes and cancels the severance agreement between the Company and Mr. McNew referred to above. Mr. McNew receives an annual salary of $185,000, or such higher salaries as may be negotiated from time to time by Numerex and Mr. McNew. Mr. McNew is also entitled to be reimbursed for business travel and other expenses and is entitled to four weeks of annual vacation. The Company is permitted to terminate this agreement "for cause" (as defined therein) in which case Mr. McNew would have no right to receive compensation or other benefits for any period after such termination. In the event of termination for "good reason" (as defined therein), which includes a merger, consolidation or reorganization, sale of all or substantially all the assets or any similar event, a "change of control" (as defined therein), inability to promote the best interests of the Company following a change in the President of the Company, or for termination without cause, Mr. McNew is entitled to receive his base salary plus bonus for the most recently completed year of employment, payment of which will be made at the time provided for in the agreement as though employment had not been terminated. This payment would be in lieu of the base annual salary and bonus compensation he would otherwise receive. In addition, Mr. McNew is entitled to receive reimbursement for out-placement related expenses incurred by him, not to exceed $25,000. Additionally, all options heretofore granted to Mr. McNew under any of the Company's stock option plans would be amended to become non-qualified stock options and such options would be further amended so that they do not expire 90 days after Mr. McNew's termination of employment. The agreement also requires certain payments by the Company in the event of disability or partial disability. The agreement also contains non-competition, non-disclosure and confidentiality provisions, certain of which extend beyond the term of the agreement.

Stock Option Plans

     In May 1994, the shareholders approved the Company's Employee Stock Option Plan (the "Employee Plan") and the Non-Employee Director Stock Option Plan (the "Director Plan" and, together with the Employee Plan, the "Plans"). In December 1994, the Plans were amended by the Board of Directors, and approved by the shareholders in February 1995 to, among other things, permit options under the Plans to be granted only with respect to Class A Common Stock. In addition, the Employee Plan was amended to increase the total number of shares for which options may be granted from 125,000 shares of Common Stock to 447,500 shares of Common Stock and to limit the maximum number of shares of Common Stock for which options may be granted under the Employee Plan to any one employee during any fiscal year of the Company to 100,000 shares. In February 1997, shareholders approved an amendment to the Employee Plan to increase the total number of shares under the Employee Plan for which options may be granted from 447,500 shares of Common Stock to 747,500 and in February 1998 shareholders approved an amendment to increase the total number of shares for which options may be granted under the Employee Plan to 1,500,000.

     The following table sets forth certain information concerning stock options granted under the Employee Plan during the fiscal year ended October 31, 1998 to the executive officers of the Company named in the Summary Compensation Table:

                          OPTION GRANTS IN FISCAL 1998

                                                                                                            Potential Realized Value
                                                                                                               at Assumed Annual
                                                                                                             Rates of Stock Price
                                                                                                                Appreciation For
                                                       Individual Grants                                          Option Term(1)
                                  ----------------------------------------------------------------------    ------------------------
                                   Number of
                                  Securities         Percent of Total
                                  Underlying        Options Granted to
                                   Options          Employees In Fiscal         Exercise     Expiration
         Name                      Granted                 Year                   Price         Date             5%          10%
----------------------------      ----------        -------------------         --------     -----------    -----------  -----------
Charles L. McNew                    50,000                         15.6%          $4.44       6/26/08          $139,615     $353,811
Kenneth F. Manser                       --                           --              --            --                --           --
Gordon T. Ray                      100,000(2)                      31.1%          $3.06       9/14/08          $192,630     $488,163
John J. Reis                        75,000                         23.3%          $4.44       6/26/08          $209,422     $530,716
Frederick C. Shay                       --                           --              --            --                --           --

-----------------

(1) Shows the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock appreciates in value from the date of grant to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, less the exercise price of the option.

(2) Does not include options to purchase 4,000 shares of Common Stock under the Directors Plan which were granted when Mr. Ray was eligible to participate therein.

     The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at the end of the fiscal year ended October 31, 1998 held by the executive officers of the Company named in the Summary Compensation Table. No options were exercised by such executive officers in fiscal 1998.

  AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND OCTOBER 31, 1998 OPTION VALUES


                                               Number of Securities                 Value of Unexercised
                                               Underlying Unexercised              In-the-Money Options at
                                             Options at October 31, 1998             October 31, 1998(1)
                                             -----------------------------      -----------------------------
           Name                              Exercisable     Unexercisable      Exercisable     Unexercisable
------------------------------------         -----------     -------------      -----------     -------------
Charles L. McNew                             15,000            135,000                  --             --
Kenneth F. Manser                                --                 --                  --             --
Gordon T. Ray                                    --            100,000                  --             --
John J. Reis                                     --            275,000                  --             --
Frederick C. Shay                            24,000             76,000                  --             --

-----------------


(1) Although the last sale price per share exceeded the option exercise price of the Common Stock on October 31, 1998 on the Nasdaq National Market, pursuant to the terms of 521,000 of the 586,000 options included hereunder, they may not be exercised until the earlier of (i) the closing price of Numerex Common Stock exceeds certain per share thresholds ranging between $7.50-$15.00 for 60 consecutive days, or (ii) five years from February 27, 1997, or such later date of grant.

     Under the Director Plan, each director who is not also an employee of the Company or a Gwynedd designated director automatically is granted options under the Director Plan. The Director Plan is administered by the Board of Directors of the Company, including non-employee directors, who may modify, amend, suspend or terminate the plan, provided that such action may not affect outstanding options and provided further that provisions concerning the number of shares with respect to which options are to be granted, the option exercise price and the class of persons eligible to participate, may not be amended more than once every six months except in certain circumstances.

     Pursuant to the Director Plan, options may be granted for an aggregate of 62,500 shares of Common Stock. Options granted under the Director Plan are not incentive stock options under Section 422 of the Code. Options under the Director Plan are granted at the fair market value of the Common Stock on the date of grant and are exercisable beginning one year after the date of grant.

     Each person who was not a director of the Company for at least one year as of April 1, 1995, and was not an employee of the Company or any subsidiary, or a Gwynedd designated director, and who on or after April 1, 1995 was elected as a director of the Company at any annual or special meeting of shareholders of the Company, shall, as of the date of such election, automatically be granted an option to purchase 2,500 shares of the Common Stock. This amount was increased to 4,000 shares in 1998. On each anniversary of the initial option granted hereunder and provided a person described above continues to be a director who is not also an employee of the Company or any subsidiary, or a Gwynedd designated director, on such anniversary, such person shall automatically be granted an option to purchase 4,000 shares of the Common Stock, or such lower number of shares as shall be equal to the number of shares as shall then be available (if any) for grant under this Director Plan divided by the number of persons who are to receive an option on such anniversary. Pursuant to the Director Plan, during fiscal 1998 Messrs. Benson, Ray and Flanigan each received options to purchase 4,000 shares of Company Common Stock.

Limited Pension and Death Benefits Plan

     Mr. Manser, as a full-time employee of Versus Technology Limited, participates in the Limited Pension and Death Benefits Plan (the "Versus Technology Plan") maintained for employees of Versus Technology Limited. Under the Versus Technology Plan, a participant who retires at the normal retirement age of 65 will be entitled to receive an annual pension equal to 1/60th of such participant's "final pensionable earnings" for each complete year of pensionable service (subject to a maximum of 40 years). Final pensionable earnings are the average of a participant's highest three consecutive annual earnings from Versus Technology Limited in the last ten years before the normal retirement date, except that if a participant retires or leaves the Versus Technology Limited Plan more than ten years before the normal retirement date, a participant's final pensionable earnings will be equal to such participant's last annual earnings from Versus Technology Limited. Participants are required to contribute five percent of annual earnings towards the cost of their pension benefits. Assuming that Mr. Manser retired at age 65 and that his final pensionable earnings were equal to (pound)95,000 (his current base annual salary), Mr. Manser would be entitled to receive an annual pension of approximately (pound)17,500.

Incentive Compensation

     The Company has implemented an incentive compensation program for fiscal 1998 for executive level employees based upon the business plan attainment. The amount of incentive compensation will range between 20-24% of the executive's base salary if certain revenue and operating income objectives are achieved pursuant to the Company's business plan. Incentive compensation can be earned and paid, based upon annual performance. Additional incentive compensation may be paid for over-achievement of objectives. To be eligible to receive incentive compensation the employee must be in the Company's employ on the date of distribution. The Company reserves the right to make modifications to the incentive compensation program.

Director Compensation

     Each director of the Company who is not also an employee of the Company or a Gwynedd designated director receives an annual fee of $12,000 and a fee of $250 for each meeting (except telephonic meetings, in which case the fee is $125) of the Board or a committee thereof attended plus reimbursement of expenses incurred in attending meetings. No additional fee is paid for committee meetings held the same day as Board meetings.

     Directors who are not employees or a Gwynedd designated director are entitled to receive options under the Company's Non-Employee Director Stock Option Plan. See "Executive Compensation - Stock Option Plans."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 22, 1999, by (i) each person known by the Company to be the beneficial owner of five percent or more of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table which follows, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated below, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.


               Name of Beneficial Owner
                 or Identity of Group              Shares Beneficially Owned(1)
                                                 -------------------------------
                                                   Number               Percent
      -------------------------------------      -----------          ----------
      Gwynedd Resources, Ltd.
      900 Market Street
      Suite 200
      Wilmington, DE 19801                         3,207,280(2)           30.4%

      Elizabeth Baxavanis, Trustee
      Dominion Holdings #5
      Revocable Trust for the
      Benefit of Maria E. Nicolaides
      900 Market Street
      Suite 200
      Wilmington, DE 19801                         3,207,280(3)           30.4%

      Maria E. Nicolaides
      4193 Las Palmas Way
      Sarasota, FL 34238                           3,207,280(4)           30.4%

      Douglas Holsclaw, MD
      42 Llanberries Road
      Bala Cynwyd, PA 19004                          752,382(5)            7.1%

      Kenneth F. Manser
      Versus Technology Limited
      Unit B7, Armstrong Mail
      Southwood Summit Centre
      Farnborough, Hampshire GU14 ONR              1,334,658              12.6%

      George Benson (6)                               11,000(7)            *

      Matthew J. Flanigan (6)                         13,700(7)            *

      Frederick C. Shay (6)                           30,000(8)            *

      Gordon T. Ray (6)                              126,397(7)            *

      John J. Reis (6)                                10,000(9)            *

      Andrew J. Ryan (10)                             15,000               *

      Charles L. McNew (6)                            16,000(11)           *


      All Directors and Executive Officers
            as a group (7 persons)                 1,546,755(12)          14.4%

--------------------
 *less than 1%

(1) The shares "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include shares owned by or for, among other things, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after January 22, 1999.

(2) The shareholders of Gwynedd Resources, Ltd. ("Gwynedd") include various trusts for the benefit of Maria E. Nicolaides and her children (for which Mrs. Baxavanis is trustee) and Dr. Holsclaw. Gwynedd has the same shareholders as Dominion Group Limited, a Member Company of Dominion Holdings. See "Certain Relationships and Related Transactions." See footnotes (3), (4), (5) and (10).

(3) Represents the shares of Common Stock owned by Gwynedd. Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides' mother-in-law, is trustee, own approximately 89.8% and 0.9%, respectively, of the outstanding stock of Gwynedd. Mrs. Baxavanis disclaims beneficial ownership of all shares of Common Stock owned by Gwynedd. See footnote (4) below.

(4) Represents the shares of Common Stock owned by Gwynedd. Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides' mother-in-law, is trustee, own approximately 89.8% and 0.9%, respectively, of the outstanding stock of Gwynedd. Maria E. Nicolaides disclaims beneficial ownership of 325,651 shares of Common Stock owned by Gwynedd which may be deemed to be beneficially owned by the other shareholders of Gwynedd, including trusts for the benefit of her children. See footnote (3) above.

(5) Does not include any shares of Common Stock owned by Gwynedd. Dr. Holsclaw is the owner of approximately 9.3% of the outstanding stock of Gwynedd.

(6) The address of such person is c/o Numerex Corp., 1600 Parkwood Circle SE, Suite 200, Atlanta, GA 30339-2119.

(7) Represents or includes options to purchase Common Stock under the Non-Employee Director Stock Option Plan (the "Director Plan"), as follows:
     George Benson-9,000; Matthew J. Flanigan-10,700; and Gordon T. Ray-9,000 and 100,000 under the Company's Employee Plan, but does not include 100,000 under the Employee Plan, which are not exercisable as of the date of this table.

(8) Includes options to purchase 24,000 shares of Common Stock under the Employee Stock Option Plan (the "Employee Plan"). Mr. Shay, a Director of the Company will not be standing for re-election.

(9) Does not include options to purchase 275,000 shares of Common Stock under the Employee Plan which are not currently exercisable.

(10) Mr. Ryan disclaims beneficial ownership of the 3,207,280 shares of Common Stock owned by Gwynedd. Mr. Ryan's address is: Salisbury & Ryan, 1325 Avenue of the Americas, Seventh Floor, New York, NY 10019-6026.

(11) Includes options to purchase 15,000 shares of Common Stock under the Employee Plan.

(12) Does not include ownership of Mr. Reis who is not presently an executive officer or director of the Company. Includes options to purchase 167,700 shares of Common Stock under the Employee Plan and the Director Plan.

Item 13. Certain Relationships and Related Transactions.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had in the past entered into various transactions and arrangements with Dominion Group Limited, a Member Company of Dominion Holdings or a corporation which previously carried on certain activities of such entity (collectively, "Dominion"). Dominion is an investment and merchant banking firm which has in prior years provided financial advisory and investment banking services to the Company. Dominion received fees of $234,000 for investment banking related services for the fiscal year ended October 31, 1997, and no fees for fiscal 1998. Gwynedd owns approximately 30.4% of the outstanding Common Stock of the Company. The shareholders of Dominion are also shareholders of Gwynedd. See "Security Ownership of Management and Certain Beneficial Owners." Gwynedd has the right to designate one member of the Company's Board of Directors (two members if the Board consists of more than seven directors) as long as Gwynedd owns at least ten percent of the outstanding Common Stock. Mr. Ryan serves as Gwynedd's designee. See Proposal One - "Election of Directors - Arrangements with Respect to the Board of Directors."

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NUMEREX CORP.

Date: February 25, 1999             By:/s/Gordon T. Ray
                                       -----------------------------------------
                                          Gordon T. Ray, Chairman, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                   Capacity                          Date

/s/Kenneth F. Manser
-------------------------
Kenneth F. Manser            Director                          February 25, 1999

/s/Charles L. McNew
-------------------------
Charles L. McNew             Vice President, Chief             February 25, 1999
                             Operating Officer and Chief
                             Financial Officer (principal
                             financial officer and principal
                             accounting officer)

/s/George Benson
-------------------------
George Benson                Director                          February 25, 1999

/s/Matthew J. Flanigan
-------------------------
Matthew J. Flanigan          Director                          February 25, 1999

/s/Andrew J. Ryan
-------------------------
Andrew J. Ryan               Director                          February 25, 1999

/s/Frederick C. Shay
-------------------------
Frederick C. Shay            Director                          February 25, 1999