Form 10-Q
period 1999-01-31
NUMEREX CORP /PA/
filed 1999-03-12
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File Number
  January 31, 1999                                   0-22920
---------------------                         -----------------------

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                    11-2948749
--------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         1600 Parkwood Circle, Suite 200
                           Atlanta, Georgia 30339-2119
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
                              ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No ___

As of March 10, 1999, an aggregate of 10,343,092 shares of the registrant's Class A Common Stock no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                  Page
                                                                                  ----
Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at January 31,
     1999 (unaudited) and October 31, 1998                                          4

Condensed Consolidated Statements of Operations and Comprehensive
      Income (unaudited) for the three months ended January 31, 1999 and 1998       5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the three months ended January 31, 1999 and 1998                           6

Notes to Condensed Consolidated Financial Statements (unaudited)                    7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   10

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings                                                       13

Item 2.    Changes in Securities                                                   13

Item 3.    Defaults Upon Senior Securities                                         13

Item 4.    Submission of Matters to a Vote of Security Holders                     13

Item 5.    Other Information                                                       13

Item 6.    Exhibits and Reports on Form 8-K                                        13

Signature Page                                                                     14


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)



                                                          January 31,   October 31,
                                                            1999           1998
                                                         (UNAUDITED)
                                                         ------------   -----------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                            $  9,624       $ 18,800
     Accounts Receivable, net                                5,136          5,237
     Inventory                                               4,727          4,253
     Prepaid Taxes                                           1,313          1,320
     Prepaid Expenses                                          525            661
                                                          --------       --------
        TOTAL CURRENT ASSETS                                21,325         30,271

PROPERTY AND EQUIPMENT, NET                                  3,036          2,874

GOODWILL, NET                                                8,539          8,681
INTANGIBLE ASSETS, NET                                      11,869         12,175
OTHER ASSETS                                                   393            405
                                                          --------       --------
         TOTAL ASSETS                                     $ 45,162       $ 54,406
                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                          --         $  6,000
     Accounts Payable                                     $  2,090          2,172
     Income Taxes                                              860            673
     Other Current Liabilities                               3,394          3,696
                                                          --------       --------
        TOTAL CURRENT LIABILITIES                            6,344         12,541
                                                          --------       --------
MINORITY INTEREST                                            9,020          9,619
                                                          --------       --------
SHAREHOLDERS' EQUITY
Class A, Common Stock - no par value;
   authorized 30,000,000; issued 11,609,492                 29,870         29,870
Additional paid-in-capital                                     220            220
Treasury Stock, at cost, 1,266,400
   shares at January 31, 1999 and
   1,034,900 shares at October 31, 1998                     (5,222)        (4,644)
Cumulative Translation Adjustment                               55            171
Retained Earnings                                            4,875          6,629
                                                          --------       --------
                                                            29,798         32,246
                                                          --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                 $ 45,162       $ 54,406
                                                          ========       ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                           (IN THOUSANDS U.S. DOLLARS,
                            EXCEPT PER SHARE AMOUNTS)


                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                             JANUARY 31,
                                                     ----------------------------
                                                        1999              1998
                                                     (UNAUDITED)       (UNAUDITED)
                                                     -----------       -----------

Net Sales                                              $  5,842         $  6,818

Cost of Sales                                             2,690            3,440

Selling, General, Administrative
and Other Expenses                                        5,329            3,202
                                                       --------         --------
  OPERATING INCOME (LOSS)                                (2,177)             176

Interest and Other Income (Net)                             122              362
Equity in Net Losses of Affiliate                            --             (197)
Minority Interest                                           599               --
                                                       --------         --------
  INCOME (LOSS) BEFORE
  INCOME TAXES                                           (1,456)             341

Provision for Income Taxes                                  298              193
                                                       --------         --------
  NET INCOME (LOSS)                                    $ (1,754)        $    148


Other Comprehensive Income (Loss), Net of Tax:
  Foreign Currency Translation Adjustments                 (116)            (246)
  Comprehensive (Loss)                                 $ (1,870)        $    (98)
                                                       ========         ========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                       $   (.17)        $    .01
                                                       ========         ========

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
  BASIC                                                  10,481           10,918
                                                       ========         ========
  DILUTED                                                10,481           11,058
                                                       ========         ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                                 FOR THE THREE
                                                                                  MONTHS ENDED
                                                                                   JANUARY 31,
                                                                            --------------------------
                                                                              1999            1998
                                                                           (UNAUDITED)     (UNAUDITED)
                                                                           -----------     -----------
OPERATING ACTIVITIES
     Net Income (Loss)                                                      $ (1,754)        $    148
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
       Depreciation and Amortization                                             963              637
       Minority Interest                                                        (599)              --
       Equity in Net Losses of Affiliate                                          --              197
       Changes in assets and liabilities which provided (used) cash:
          Accounts Receivable                                                    101              442
          Inventory                                                             (474)             (93)
          Prepaid Expenses and taxes                                             143             (106)
          Accounts Payable                                                       (82)            (607)
          Other Assets and Liabilities                                          (103)            (304)
                                                                            --------         --------
       Net Cash Provided by (used in) Operating Activities                    (1,805)             314
                                                                            --------         --------
INVESTING ACTIVITIES

     Investment in Fixed Assets                                                 (612)            (292)
     Increase in Intangible Assets                                               (64)              (5)
     Investment in Business                                                     --             (1,018)
                                                                            --------         --------
       Net Cash Used in Investing Activities                                    (676)          (1,315)
                                                                            --------         --------

FINANCING ACTIVITIES

     Repayment of short-term borrowings                                       (6,000)             --
     Proceeds from Exercise of Stock Options                                      --               61
     Purchase of Treasury Stock                                                 (578)             (91)
                                                                            --------         --------
        Net Cash Used in Financing Activities                                 (6,578)             (30)
                                                                            --------         --------
EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                                                       (117)            (246)
                                                                            --------         --------
     Net Increase (Decrease) in cash and cash equivalents                     (9,176)          (1,277)

CASH AND CASH EQUIVALENTS, BEGINNING                                          18,800           26,163
                                                                            --------         --------
CASH AND CASH EQUIVALENTS, ENDING                                           $  9,624         $ 24,886
                                                                            ========         ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.         Basis of Financial Statement Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 may not be indicative of the results that may be expected for the year ending October 31, 1999. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 and the consolidated financial statements contained therein.


2.         Reporting Currency

           Historically, the Company's consolidated financial statements have been expressed in British Pounds Sterling. As a result of increased business activity in the United States ("U.S.") resulting principally from recent U.S. acquisitions, the U.S. dollar has become the unit of measure of the large majority of the Company's operations. Accordingly, the U.S. dollar has been adopted as the Company's reporting currency effective for the quarter ended January 31, 1999. The condensed consolidated financial statements and the notes thereto have been restated in U.S. dollars for all periods presented.


3.         Inventory

                                          January 31,           October 3l,
                                            l999                   l998
                                          -----------           -----------
                                                 ($000's omitted)

           Raw materials                    1,815                  1,591
           Work-in-progress                   353                    749
           Finished goods                   2,559                  1,912
                                            -----                  -----
                                            4,727                  4,253
                                            =====                  =====

4.         Revolving Credit Facility

           The Company had a revolving credit facility which provided for maximum borrowings of $10.0 (pounds 6.1) million and included the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five year amortization. Interest was charged at the bank's prime lending rate less .25% or LIBOR plus 1.25%.

           On January 8, 1999, the Company terminated its revolving credit facility and repaid amounts due including interest totaling $6,008,733.


5.         New Accounting Pronouncements

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements in the second year of implementation, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company is evaluating whether the adoption of this statement will result in any changes to its presentation of financial data. The Company will adopt SFAS No. 131 in the annual financial statements for the year ending October 31, 1999.

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements as fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operation.


6.         Investment Considerations

            In analyzing whether to make, or continue, an investment in the Company, investors should consider, among other factors, certain investment considerations more particularly described in the Company's Annual Report on Form 10-K for the year ended October 31, 1998, a copy of which can be obtained from Charles L. McNew, Chief Financial Officer, NumereX Corp., 1600 Parkwood Circle, Suite 200, Atlanta, Georgia, 30339-2119.

7.         Forward-looking Statements

           The information contained in the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

           Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.


8.       Comprehensive Income (Loss)

           The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income effective for the three months ended January 31, 1999. Total comprehensive loss for the three months ended January 31, 1999 and 1998 was $(1,870,000) and $(98,000), respectively. Total comprehensive loss includes net income
           (loss) and foreign currency translation losses for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.

                                                   Three Months Ended
                                                      January  31,
                                                  -------------------
                                                   1999         1998
                                                   ----         ----
Net sales:
  Derived Channel Systems ................         52.3%        67.6%
  Broadband and network products .........         32.6         32.4
  Wireless products ......................         15.1          --
                                                  -----        -----
      Total net sales ....................        100.0        100.0

Cost of sales ............................         46.1         50.5

Gross profit .............................         53.9         49.5

Selling, general, administrative and other         91.2         47.0
                                                  -----        -----
Operating income (Loss) ..................        (37.3)         2.5
                                                  =====        =====
Net income (Loss) ........................        (30.0)%        2.0%
                                                  =====        =====

Results of Operations

Net sales decreased 14.3% to $5.8 million for the quarter ended January 31, 1999 as compared to $6.8 million for the comparable period in 1998. The principal reason for the decline was a reduction in the volume of derived channel network equipment sales in both North America and the United Kingdom. There was a decrease in sales volume of network management products that was somewhat offset by a modest improvement in sales volume of broadband products and services. Wireless product sales for the quarter ended January 31, 1999 were $0.9 million resulting from the acquisition of a controlling interest in UPLINK Security and the formation of Cellemetry LLC in May, 1998. There were no significant sales pricing changes during the quarter ended January 31, 1999.

Total cost of sales decreased 21.8% to $2.7 million for the quarter ended January 31, 1999 as compared to $3.4 million for the comparable period in 1998. The decrease resulted primarily from the decline in net sales.

Total selling, general, administrative and other expenses increased 66.4% to $5.3 million for the quarter ended January 31, 1999 as compared to $3.2 million for the comparable period in 1998. The principal reasons for the increase were the inclusion of the operating expenses from the wireless product line (from Cellemetry LLC and Uplink, acquired in May, 1998) as well as the Company's continuing investment in product development and sales and marketing programs, principally by BNI.

The Company recognized an operating loss of $2.2 million for the quarter ended January 31, 1999, primarily due to the inclusion of Cellemetry LLC and Uplink results and the revenue decline for the quarter. This compares to operating income of $0.2 million for the comparable period in 1998.

Interest and other income decreased 66.3% to $0.1million for the quarter ended January 31, 1999 as compared to $0.4 million for the comparable period in 1998. The decrease was principally related to a decline in interest income generated from temporary cash investments and the inclusion of interest expense on the Revolving Credit Facility.

As a result of the Company's 19.5% investment in Uplink from July, 1997 to January, 1998, there was a charge of $0.2 million for the quarter ended January 31, 1998 that represented the Company's equity in the net losses of Uplink. The change resulted from the Company's acquisition of a controlling interest in Uplink effective May 1998 which required a restatement of its investment in Uplink from the cost method to the equity method.

The Company recorded a tax provision of $0.3 million for the quarter ended January 31, 1999, despite pre-tax losses. Certain losses arising from United States operations were not deductible during the quarter ended January 31, 1999, while earnings from United Kingdom operations were fully taxable. The effective income tax rate was 57% for the quarter ended January 31, 1998.

The Company had net losses of $1.8 million for the quarter ended January 31, 1999. This compares to net income of $0.1 million for the comparable period in 1998.

As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis, declined to 10.5 million for the quarter ended January 31, 1999 as compared to 10.9 million and 11.1 million shares for the comparable period in 1998.

Liquidity and Capital Resources of the Company

Net cash used by operating activities was $1.8 million for the quarter ended January 31, 1999. Net cash provided was $0.3 million for the comparable period in 1998. The decrease was primarily due to net losses.

Net cash used in investing activities decreased to $0.7 million for the quarter ended January 31, 1999 as compared to $1.3 million for the comparable period in 1998. The decrease was primarily attributable to the Company's investment in Uplink during 1998.

Net cash used in financing activities increased to $6.6 million for the quarter ended January 31, 1999 as compared to $0.01 million for the comparable period in 1998. The increase was principally due to the repayment of amounts due under the revolving credit facility and increased purchases of treasury stock.

The Company had working capital balances of $15.0 million and $17.7 million, respectively as of January 31, 1999 and October 31, 1998.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and funds that had been available under a revolving credit facility. Presently, the Company is obligated to fund the operations of Cellemetry LLC(which will require $8.0 million in fiscal 1999 and $2.0 million in fiscal 2000). Expansion of the Company's Derived Channel Systems business in the UK and certain other international markets and the potential expansion of the Company's broadband product line may require greater capital investments than have been required in the past.

In January 1999, the Company terminated its revolving credit facility and repaid amounts due including interest. In order to meet the Company's expected 1999 funding requirements, additional financing may be necessary. Management believes that the Company will be able to meet its 1999 funding needs.

The Company believes that its available cash and funds from potential lending sources, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October 31, 1999. The Company will have funding obligations to Cellemetry LLC and Uplink as both entities are expected to be cash flow negative for the balance of fiscal year 1999. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing.

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

                                  NUMEREX CORP.
                                  (Registrant)

Date:       March 12, 1999                  By: /s/ Gordon T. Ray
       ------------------------                 ------------------------------
                                                GORDON T. RAY
                                                Chairman, President and
                                                Chief Executive Officer


Date:       March 12, 1999                   By: /s/ Charles L. McNew
       -------------------------                 -------------------------------
                                                 CHARLES L. McNEW
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer