Form 10-Q
period 1999-04-30
NUMEREX CORP /PA/
filed 1999-06-10
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended                                 Commission File Number
     April 30, 1999                                           0-22920
----------------------                                 ----------------------

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                       11-2948749
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                         1600 Parkwood Circle, Suite 200
                           Atlanta, Georgia 30339-2119
                       ----------------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
                       ----------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No ___
     ----


As of June 11, 1999, an aggregate of 10,343,092 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at April 30,
     1999 (unaudited) and October 31, 1998                                     4

Condensed Consolidated Statements of Operations and Comprehensive
     Income (unaudited) for the six months and the three months ended
     April 30, 1999 and 1998                                                   5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the six months ended April 30, 1999 and 1998                          6

Notes to Condensed Consolidated Financial Statements (unaudited)               7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosures about Market Risks         12

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities                                              13

Item 3.    Defaults Upon Senior Securities                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                13

Item 5.    Other Information                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                   13

Signature Page                                                                15

Forward-looking Statements

The information contained in the Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)


                                                           April 30,      October 31,
                                                             1999            1998
                                                          (UNAUDITED)
                                                          -----------     -----------
ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                              $  5,889       $ 18,800
    Accounts Receivable, net                                  8,445          5,237
    Inventory                                                 5,256          4,253
    Prepaid Taxes                                             1,277          1,320
    Prepaid Expenses                                            518            661
                                                           --------       --------
       TOTAL CURRENT ASSETS                                  21,385         30,271

PROPERTY AND EQUIPMENT, NET                                   3,307          2,874

GOODWILL, NET                                                 8,396          8,681
INTANGIBLE ASSETS, NET                                       11,488         12,175
OTHER ASSETS                                                    383            405
                                                           --------       --------

       TOTAL ASSETS                                        $ 44,959       $ 54,406
                                                           ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt                                        $      0       $  6,000
    Accounts Payable                                          3,159          2,172
    Income Taxes                                              1,345            673
    Other Current Liabilities                                 3,140          3,582
    Obligations under capital leases, current portion            38             37
                                                           --------       --------
       TOTAL CURRENT  LIABILITIES                             7,682         12,465
                                                           --------       --------

LONG TERM LIABILITIES
     Obligations under capital leases                            99             77
                                                           --------       --------

MINORITY INTEREST                                             8,274          9,619
                                                           --------       --------


SHAREHOLDERS' EQUITY
Class A, Common Stock - no par value;
   authorized 30,000,000; issued 11,609,492                  29,870         29,870
Additional paid-in-capital                                      420            220
Treasury Stock, at cost, 1,266,400 shares
   at April 30, 1999 and
   1,034,900 shares at October 31, 1998                      (5,222)        (4,644)
Cumulative Translation Adjustment                               (73)           171
Retained Earnings                                             3,909          6,629
                                                           --------       --------
                                                             28,904         32,246
                                                           --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                  $ 44,959       $ 54,406
                                                           ========       ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                           (IN THOUSANDS U.S. DOLLARS,
                            EXCEPT PER SHARE AMOUNTS)



                                                       FOR THE THREE                    FOR THE SIX
                                                       MONTHS ENDED                     MONTHS ENDED
                                                        April 30,                         April 30,

                                                 1999              1998             1999            1998
                                              (UNAUDITED)       (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                              -----------       -----------      -----------     -----------
Net Sales                                       $  8,265         $  5,671         $ 14,108         $ 12,496


Cost of Sales                                      3,595            2,547            6,287            5,990

Selling, General, Administrative
and Other Expenses                                 5,858            3,764           11,187            6,970
                                                --------         --------         --------         --------

         OPERATING INCOME (LOSS)                  (1,188)            (640)          (3,366)            (464)

Interest and Other Income (Net)                       69              304              192              666
Equity in Net Losses of Affiliate                      0             (191)               0             (392)
Minority Interest                                    746                0            1,345                0
                                                --------         --------         --------         --------
          INCOME (LOSS) BEFORE
          INCOME TAXES                              (373)            (527)          (1,829)            (190)

Provision for Income Taxes                           592              226              890              419
                                                --------         --------         --------         --------

          NET INCOME (LOSS)                     $   (965)        $   (753)        $ (2,719)        $   (609)
                                                ========         ========         ========         ========

Other Comprehensive Income (Loss),
Net of Tax:
     Foreign Currency Translation Adj.              (128)             (85)            (244)             161
                                                --------         --------         --------         --------
     Comprehensive (Loss)                       $ (1,093)        $   (838)        $ (2,963)        $   (448)
                                                ========         ========         ========         ========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                $  (0.09)        $  (0.07)        $  (0.26)        $  (0.06)
                                                ========         ========         ========         ========

NUMBER OF SHARES USED IN PER SHARE
CALCULATION:
          BASIC                                   10,343           10,880           10,413           10,899
                                                ========         ========         ========         ========
          DILUTED                                 10,343           10,999           10,413           11,028
                                                ========         ========         ========         ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)



                                                                           FOR THE SIX
                                                                          MONTHS ENDED
                                                                           April 30,

                                                                     1999            1998
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                  -----------     -----------
OPERATING ACTIVITIES
     Net Income (Loss)                                             $ (2,719)      $   (609)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
       Depreciation and Amortization                                  1,639          1,261
       Minority Interest                                             (1,345)             0
       Equity in Net Losses of Affiliate                                  0            392
       Changes in  assets and liabilities which
       provided (used) cash:
          Accounts Receivable                                        (3,208)           186
          Inventory                                                  (1,003)        (1,037)
          Prepaid Expenses and taxes                                    858           (291)
          Accounts Payable                                              987           (724)
          Other Assets and Liabilities                                 (242)           690
                                                                    --------       --------

       Net Cash Provided by (used in) Operating Activities           (5,033)          (132)
                                                                   --------       --------

INVESTING ACTIVITIES

     Investment in Fixed Assets                                        (986)          (394)
     Increase in Intangible Assets                                     (141)          (313)
     Investment in Business                                               0         (1,000)
                                                                   --------       --------
       Net Cash Used in Investing Activities                         (1,127)        (1,707)
                                                                   --------       --------

FINANCING ACTIVITIES

     Repayment of short-term borrowings                              (6,000)             0
     Proceeds from Exercise of Stock Options                              0             56
     Purchase of Treasury Stock                                        (578)          (583)
                                                                   --------       --------
        Net Cash Used in Financing Activities                        (6,578)          (527)
                                                                   --------       --------

EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                                              (173)           (85)
                                                                   --------       --------

     Net Increase (Decrease) in cash and cash equivalents           (12,911)        (2,451)

CASH AND CASH EQUIVALENTS, BEGINNING                                 18,800         26,163
                                                                   --------       --------

 CASH AND CASH EQUIVALENTS, ENDING                                 $  5,889       $ 23,712
                                                                   ========       ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                  NUMEREX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.         Basis of Financial Statement Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended April 30, 1999 may not be indicative of the results that may be expected for the year ending October 31, 1999. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 and the consolidated financial statements contained therein.


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


3.         Inventory
                                              April 30,          October 3l,
                                                l999                l998
                                              ---------          -----------
                                                     ($000's omitted)

           Raw materials                       $2,162               $1,591
           Work-in-progress                       474                  749
           Finished goods                       2,620                1,912
                                                -----                -----
                                               $5,256               $4,253
                                               ======               ======

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


6.       Comprehensive Income (Loss)

           The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income effective November 1998. Total comprehensive losses for the three months ended April 30, 1999 and 1998 were $(1,093,000) and $(838,000), respectively.
           Comprehensive losses for the six months ended April 30, 1999 and 1998 were $(2,963,000) and $(448,000), respectively. Total comprehensive loss includes net income (loss) and foreign currency translation losses for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.


                                                                  Three Months Ended     Six Months Ended
                                                                        April 30,            April 30,
                                                                  ------------------     -----------------
                                                                    1999       1998       1999       1998
                                                                    ----       ----       ----       ----
Net sales:
  Derived Channel Systems ...................................       57.9%      56.6%      55.6%      62.6%
  Broadband and network products ............................       31.2%      43.4%      31.8%      37.4%
  Wireless products .........................................       10.9%       --        12.6%       --
                                                                   -----      -----      -----       ----
    Total net sales .........................................      100.0%     100.0%     100.0%     100.0%
Cost of sales ...............................................       43.5%      44.9%      44.6%      47.9%
Gross profit ................................................       56.5%      55.1%      55.4%      52.1%
Selling, general, administrative and other ..................       70.9%      66.4%      79.3%      55.8%
                                                                   -----      -----      -----       ----
Operating income (Loss) .....................................      (14.4%)    (11.3%)    (23.9%)     (3.7%)
                                                                   -----      -----      -----       ----
Net income (Loss) ...........................................      (11.7%)    (13.3%)    (19.3%)     (4.9%)
                                                                   =====      =====      =====       ====



Results of Operations

Net sales increased 45.7% to $8.3 million for the quarter ended April 30, 1999, as compared to $5.7 million for the comparable period in 1998. For the six months ended April 30, 1999, net sales increased 12.9% to $14.1 million as compared to $12.5 million for the comparable period in 1998. The principal reason behind the increase in sales was an increase in the level of Derived Channel sales in both the United States and United Kingdom resulting from general product sales coupled with the inclusion of Wireless Product sales in fiscal year 1999, augmented by increased sales of broad band product and services, slightly offset by decreased sales of network management products.

Total cost of sales increased by 41.1% to $3.6 million for the quarter ended April 30, 1999, as compared to $2.5 million for the comparable period in 1998. For the six months ended April 30, 1999, cost of sales increased by 5.0% to $6.3 million as compared to $6.0 million for the comparable period in 1998. The increase in cost of sales resulted primarily from the increase in sales. Gross profit as a percentage of net sales increased to 56.5% and 55.4%, respectively, for the three and six months ending April 30, 1999 as compared to 55.1% and 52.1%, respectively, for the comparable periods in 1998. The increase in gross profit was primarily due to higher margin product mix.

As a result of the Company's investment in it's Wireless Products companies (Cellemetry LLC and Uplink Security, Inc.) and commitment to ongoing product development and sales and marketing programs across all of it's businesses total selling, general, administrative and other expenses increased 55.7% to $5.9 million for the quarter ended April 30, 1999, as compared to $3.8 million for the comparable period in 1998. For the six months ended April 30, 1999, total selling, general, administrative and other expenses increased 60.5% to $11.2 million as compared to $7.0 million for the comparable period in 1998.

As a result of the Company's investment in it's Wireless Products companies and commitment to ongoing product development and sales and marketing programs across all of it's businesses the Company recognized operating losses of $1.2 million and $3.4 million, respectively, for the three month and six month periods ended April 30, 1999, as compared to operating losses of $0.6 million and $0.5 million, respectively, for the comparable periods in 1998.

Interest and other income decreased 77.0% and 71.2%, respectively, to $0.1 million and $0.2 million, respectively, for the for the three and six months ending April 30, 1999 as compared to $0.3 million and $0.7 million, respectively, for the comparable periods in 1998. The decrease was primarily related to a decline in interest income on temporary cash investments.

As a result of the Company's 19.5% investment in Uplink Security, Inc. (`Uplink') from July, 1997 to April, 1998, a charge of $0.2 million for the quarter ended April 30, 1998 arose representing the Company's equity in Uplink's net losses. The charge resulted from the Company's acquisition of a controlling interest in Uplink in May, 1998 which required a restatement of its investment in Uplink from the cost method to the equity method of accounting for investments in companies.

The Company recorded tax provisions of $0.6 million and $0.9 million, respectively, for the three and six months ending April 30, 1999 despite the reported loss. Certain losses arising in the Company's United States operations were not deductible during the three and six months ending April 30, 1999, while earnings from the Company's United Kingdom operations were fully taxable. The effective income tax rate for both the three and six months ending April 30, 1999 was 30% as compared to 31% for the comparable periods in 1998.

The Company recorded net losses of $1.0 million and $2.7 million, respectively, for the three and six months ending April 30, 1999. This compares to net losses of $0.8 million and $0.6 million, respectively, for the comparable periods in 1998. The increase in net losses is primarily attributable to the Company's investment in its Wireless Products companies and commitment to ongoing product development and sales and marketing programs across all of its businesses.

As a result of the Company's stock buyback program from November 1996 to January 1999, inclusive, the weighted average shares and potential shares outstanding on a diluted basis, declined to 10.4 million for the six months ended April 30, 1999 as compared to 10.9 million for the comparable period in 1998.

Liquidity and Capital Resources of the Company

Net cash used by operating activities was $5.0 million for the six month period ended April 30, 1999, as compared to net cash used of $0.1 million for the comparable period in 1998. The increase in cash used was primarily due to net losses and increases in working capital.

Net cash used in investing activities decreased to $1.1 million for the six month period ended April 30, 1999, as compared to net cash used of $1.7 million for the comparable period in 1998. The decrease was primarily attributable to the Company's investment in Uplink in 1998, and was somewhat offset by larger fixed asset investments in 1999.

Net cash used in financing activities increased to $6.6 million for the six month period ended April 30, 1999, as compared to net cash used of $0.5 million for the comparable period in 1998. The increase in cash used was principally due to the repayment of the revolving credit facility.

The Company had working capital balances of $13.7 million and $17.7 million, respectively, as of April 30, 1999 and October 31, 1998.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and funds that had been available under a revolving credit facility.

Presently, the Company is obligated to fund the operations of Cellemetry LLC (which will require $8.0 million in fiscal 1999 and $2.0 million in fiscal
2000). Of the $8.0 million funding to Cellemetry LLC in fiscal 1999, $4.0 million has been provided by the Company. Discussions with BellSouth Wireless, Inc. and BellSouth Corp., the minority interest, on a modified operating agreement are presently underway.

Any expansion of the Company's Derived Channel Systems business in the UK and certain other international markets and the potential expansion of the Company's broadband product line may require greater capital investments than have been required in the past.

In January 1999, the Company terminated its revolving credit facility and repaid amounts due including interest. In order to meet the Company's expected 1999 funding requirements, additional financing may be necessary. Management believes that the Company will be able to meet its 1999 funding needs.

The Company believes that its available cash and funds from potential lending sources, will be sufficient to finance its operating and capital requirements at least through the fiscal year ending October, 31, 1999. The Company continues to have funding obligations to Cellemetry LLC and Uplink as both entities are expected to be cash flow negative for the balance of fiscal year 1999. Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

At April 30, 1999, the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements in an overnight investment account. The Company also has an investment in a foreign subsidiary which operates in British Pounds Sterling. At April 30, 1999, the Company has no outstanding borrowings payable. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

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

Item 6.    Exhibits and Reports on Form 8-K.

           The Company filed Form 8-K on April 7, 1999, advising of changes in the Company's certifying accountant.

           Effective March 31, 1999, NumereX Corp. (the "Company") dismissed Deloitte & Touche LLP as the Company's independent accountants. The decision to dismiss Deloitte & Touche LLP was recommended by the Audit Committee and approved by the Board of Directors. No report on the financial statements of the Company by Deloitte & Touche LLP contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles during either of the past two fiscal years or any subsequent period through March 31, 1999.

           In connection with its audits for the two most recent fiscal years and through March 31, 1999, there have been no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for those years.

           Also effective March 31, 1999, the Board of Directors selected the accounting firm of Grant Thornton LLP as independent public accountants for the Company based on the recommendation of the Audit Committee.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NUMEREX CORP.
                                         -------------
                                         (Registrant)

Date:          June 11, 1999           By: /s/   Gordon T. Ray
       -------------------------           ------------------------------
                                           GORDON T. RAY
                                              Chairman


Date:          June 11, 1999           By: /s/   Charles L. McNew
       -------------------------           ------------------------------
                                           CHARLES L. McNEW
                                              Chief Financial Officer and
                                              Chief Accounting Officer