Form 10-Q
period 1999-07-31
NUMEREX CORP /PA/
filed 1999-09-14
CIK 870753

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                       Commission File Number
---------------------                       ----------------------
     July 31, 1999                                  0-22920


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                               11-2948749
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

                         1600 Parkwood Circle, Suite 200
                           Atlanta, Georgia 30339-2119
                          ---------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
                          ---------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No ___

As of September 9, 1999, an aggregate of 10,343,092 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page

Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at July 31,
     1999 (unaudited) and October 31, 1998                                     4

Condensed Consolidated Statements of Operations and Comprehensive Income
     (unaudited) for the three month and the nine month period ended
     July 31, 1999 and 1998                                                    5

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the nine month period ended July 31, 1999 and 1998                    6

Notes to Condensed Consolidated Financial Statements (unaudited)               7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosures about Market Risks         12

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities                                              13

Item 3.    Defaults Upon Senior Securities                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                13

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   14

Signature Page                                                                15

Forward-looking Statements

     The information contained in the Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

     Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.


PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                                  NUMEREX CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)


                                                                  July 31,   October 31,
                                                                    1999        1998
                                                                (UNAUDITED)
                                                                -----------  ----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $  4,566    $ 18,800
     Accounts receivable, net                                       9,775       5,237
     Inventory                                                      5,695       4,253
     Prepaid taxes                                                    323       1,320
     Prepaid expenses                                                 329         661
                                                                 --------    --------
          TOTAL CURRENT ASSETS                                     20,688      30,271

PROPERTY AND EQUIPMENT, NET                                         3,566       2,874

GOODWILL, NET                                                       8,277       8,681
INTANGIBLE ASSETS, NET                                             11,860      12,175
OTHER ASSETS                                                          383         405
                                                                 --------    --------
          TOTAL ASSETS                                           $ 44,774    $ 54,406
                                                                 ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                             $      0    $  6,000
     Accounts payable                                               3,632       2,172
     Income taxes                                                   1,679         673
     Other current liabilities                                      2,593       3,582
     Obligations under capital leases, current portion                 30          37
                                                                 --------    --------
            TOTAL CURRENT LIABILITIES                               7,934      12,464
                                                                 --------    --------
LONG TERM LIABILITIES
     Obligations under capital leases                                  99          77
                                                                 --------    --------
MINORITY INTEREST                                                   7,652       9,619
                                                                 --------    --------

SHAREHOLDERS' EQUITY
Class A, common stock - no par value;
   authorized 30,000,000; issued 11,609,492                        29,870      29,870
Additional paid-in-capital                                            370         220
Treasury stock, at cost, 1,266,400 shares at July 31, 1999 and
   1,034,900 shares at October 31, 1998                            (5,222)     (4,644)
Cumulative translation adjustment                                    (150)        171
Retained earnings                                                   4,221       6,629
                                                                 --------    --------
                                                                   29,089      32,246
                                                                 --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 44,774    $ 54,406
                                                                 ========    ========


     See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                           (IN THOUSANDS U.S. DOLLARS,
                            EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE THREE                            FOR THE NINE
                                                           MONTH PERIOD ENDED                       MONTH PERIOD ENDED
                                                                July 31,                                  July 31,

                                                       1999                 1998                1999                1998
                                                    (UNAUDITED)          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                    -----------          -----------         -----------         -----------

Net sales                                             $  8,833            $  7,221            $ 22,941            $ 19,717

Cost of sales                                            3,255               3,248               9,542               9,238

Selling, general, administrative
and other expenses                                       5,395               4,812              16,582              11,782
                                                      --------            --------            --------            --------

         OPERATING INCOME (LOSS)                           183                (839)             (3,183)             (1,303)

Interest and other income (net)                             35                 233                 227                 899
Equity in net losses of affiliate                            0                 (30)                  0                (422)
Minority interest                                          622                 300               1,967                 300
                                                      --------            --------            --------            --------

          INCOME (LOSS) BEFORE
          INCOME TAXES                                     840                (336)               (989)               (526)

Provision for income taxes                                 528                 482               1,418                 901
                                                      --------            --------            --------            --------

          NET INCOME (LOSS)                           $    312            $   (818)           $ (2,407)           $ (1,427)
                                                      ========            ========            ========            ========

Other comprehensive income (loss),
Net of tax:
     Foreign currency translation adjustment               (77)               (420)               (321)               (259)
                                                      --------            --------            --------            --------
     Comprehensive income (loss)                      $    235            $ (1,238)           $ (2,728)           $ (1,686)
                                                      ========            ========            ========            ========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                      $   0.03            $  (0.08)           $  (0.23)           $  (0.13)
                                                      ========            ========            ========            ========

NUMBER OF SHARES USED IN PER SHARE
CALCULATION:
          BASIC                                         10,343              10,822              10,390              10,873
                                                      ========            ========            ========            ========
          DILUTED                                       10,414              10,877              10,390              11,008
                                                      ========            ========            ========            ========



     See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)


                                                                                   FOR THE NINE
                                                                                MONTH PERIOD ENDED
                                                                                      July 31,

                                                                               1999            1998
                                                                           (UNAUDITED)      (UNAUDITED)
                                                                           -----------      -----------
OPERATING ACTIVITIES
     Net income (loss)                                                      $ (2,407)        $ (1,427)
     Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
       Depreciation and amortization                                           2,398            2,044
       Minority interest                                                      (1,967)            (300)
       Equity in net losses of affiliate                                           0              422
       Changes in assets and liabilities which provided (used) cash:
          Accounts receivable                                                 (4,538)            (499)
          Inventory                                                           (1,442)          (1,336)
          Prepaid expenses and taxes                                           2,479              162
          Accounts payable                                                     1,460           (1,334)
          Other assets and liabilities                                        (1,140)             844
                                                                            --------         --------

       Net cash provided (used) by operating activities                       (5,157)          (1,424)
                                                                            --------         --------

INVESTING ACTIVITIES

     Investment in fixed assets                                               (1,569)            (626)
     Increase in intangible assets                                              (810)            (477)
     Acquisition of business; net of cash                                          0           (2,513)
     Investment in business                                                        0             (216)
                                                                            --------         --------
       Net cash provided (used) by investing activities                       (2,379)          (3,832)
                                                                            --------         --------

FINANCING ACTIVITIES

     Proceeds from short-term borrowings                                           0            1,500
     Repayment of short-term borrowings                                       (6,000)               0
     Proceeds from exercise of stock options                                       0               69
     Purchase of treasury stock                                                 (578)            (691)
                                                                            --------         --------
        Net cash provided (used) by financing activities                      (6,578)             878
                                                                            --------         --------

EFFECT OF EXCHANGE DIFFERENCES ON
CASH AND CASH EQUIVALENTS                                                       (120)            (285)
                                                                            --------         --------

     Net increase (decrease) in cash and cash equivalents                    (14,234)          (4,663)

CASH AND CASH EQUIVALENTS, BEGINNING                                          18,800           26,163
                                                                            --------         --------

 CASH AND CASH EQUIVALENTS, ENDING                                          $  4,566         $ 21,500
                                                                            ========         ========


     See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. Basis of Financial Statement Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended July 31, 1999 may not be indicative of the results that may be expected for the year ending October 31, 1999. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 and the consolidated financial statements contained therein.


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


3. Inventory
                                          July 31,           October 31,
                                           1999                1998
                                          -------            -----------
                                                 ($000'S OMITTED)

     Raw materials                         $2,774               $1,592
     Work-in-progress                         456                  749
     Finished goods                         2,465                1,912
                                           ------               ------
                                           $5,695               $4,253
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


6. Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income effective November 1998. Total comprehensive income (loss) for the three month period ended July 31, 1999 and 1998 was $235,000 and $(1,238,000), respectively. Comprehensive income (loss) for the nine month period ended July 31, 1999 and 1998 was $(2,728,000) and $(1,686,000), respectively. Total comprehensive income (loss) includes net income (loss) and foreign currency translation losses for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company's Consolidated Statements of Income.

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        July 31,                      July 31,
                                                                   -------------------           ------------------
                                                                    1999          1998           1999        1998
                                                                    ----          ----           ----        ----
Net sales:
  Derived Channel Systems                                          46.0%         48.6%           51.9%        57.5%
  Broadband and Network Products                                   43.9%         44.5%           36.4%        40.0%
  Wireless Products                                                10.1%          6.9%           11.7%         2.5%
                                                                  -----         -----           -----        -----
      Total net sales                                             100.0%        100.0%          100.0%       100.0%
Cost of sales                                                      36.9%         45.0%           41.6%        46.9%
                                                                  -----         -----           -----        -----
Gross profit                                                       63.1%         55.0%           58.4%        53.1%
Selling, general, administrative and other                         61.0%         66.5%           72.3%        59.7%
                                                                  -----         -----           -----        -----
Operating income (loss)                                             2.1%        (11.5%)         (13.9%)       (6.6%)
                                                                  -----         -----           -----        -----
Net income (loss)                                                   3.5%        (11.3%)         (10.5%)       (7.2%)
                                                                  =====         =====           =====        =====


RESULTS OF OPERATIONS

     Net sales increased 22.3% to $8.8 million for the quarter ended July 31, 1999, as compared to $7.2 million for the comparable period in 1998. For the nine month period ended July 31, 1999, net sales increased 16.4% to $22.9 million as compared to $19.7 million for the comparable period in 1998. The principal reason behind the increase in sales was an increase in the level of Derived Channel Systems sales in both the United States and United Kingdom resulting from general product sales coupled with the inclusion of Wireless Product sales in fiscal year 1999, augmented by increased sales of Broadband Product technology and related services and decreased sales of Network Products.

     Total cost of sales were static quarter on quarter at $3.2 million for both the quarter ended July 31, 1999 and for the comparable period in 1998. For the nine month period ended July 31, 1999, cost of sales increased by 3.3% to $9.5 million as compared to $9.2 million for the comparable period in 1998. The increase in cost of sales resulted primarily from the increase in sales.

     Gross profit as a percentage of net sales increased to 63.1% and 58.4%, respectively, for the three and nine month period ended July 31, 1999 as compared to 55.0% and 53.1%, respectively, for the comparable periods in 1998. The increase in gross profit was primarily due to higher margin product mix.

     Resulting from the Company's investment in its Wireless Products companies (Cellemetry LLC and Uplink Security, Inc.), the ongoing commitment to product development and sales and marketing programs across all of it's businesses total selling, general, administrative and other expenses increased 12.1% to $5.4 million for the quarter ended July 31, 1999, as compared to $4.8 million for the comparable period in 1998. For the nine month period ended July 31, 1999, total selling, general, administrative and other expenses increased 40.7% to $16.6 million as compared to $11.8 million for the comparable period in 1998.

     Interest and other income decreased 84.6% and 74.1%, respectively, to $0.1 million and $0.2 million, respectively, for the for the three and nine month period ended July 31, 1999 as compared to $0.2 million and $0.9 million, respectively, for the comparable periods in 1998. The decrease was primarily related to a decline in interest income on temporary cash investments.

     As a result of the Company's 19.5% investment in Uplink Security, Inc. ('Uplink') from July, 1997 to May 15, 1998, a charge of $0.1 million for the quarter ended July 31, 1998 arose representing the Company's equity in Uplink's net losses. The charge resulted from the Company's acquisition of a controlling interest in Uplink on May 15, 1998 which required a restatement of its investment in Uplink from the cost method to the equity method of accounting for investments in companies.

     The Company recorded tax provisions of $0.5 million and $1.4 million, respectively, for the three and nine month period ended July 31, 1999. Certain losses arising in the Company's United States operations were not deductible during the three and nine month period ended July 31, 1999, while earnings from the Company's United Kingdom operations were fully taxable. The effective income tax rate for both the three and nine month period ended July 31, 1999 was 30% as compared to 31% for the comparable periods in 1998.

     The Company recorded net income of $0.3 million for the quarter ended July 31, 1999, as compared to a net loss of $0.8 million for the comparable period in 1998. For the nine month period ended July 31, 1999 the Company recorded a net loss of $2.4 million as compared to a net loss of $1.4 million for the comparable period in 1998.

     As a result of the Company's stock buyback program, the weighted average shares and potential shares outstanding on a diluted basis, declined to 10.4 million for the nine month period ended July 31, 1999 as compared to 10.9 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Net cash used by operating activities amounted to $5.2 million for the nine month period ended July 31, 1999, as compared to net cash used of $1.4 million for the comparable period in 1998. The increase in cash used was primarily due to the reported net loss and increases in working capital.

     Net cash used by investing activities decreased to $2.4 million for the nine month period ended July 31, 1999, as compared to net cash used of $3.8 million for the comparable period in 1998. The decrease was primarily attributable to the Company's investment in Uplink in 1998 and was somewhat offset by larger fixed asset investments in fiscal year 1999.

     Net cash used by financing activities increased to $6.6 million for the nine month period ended July 31, 1999, as compared to net cash provided of $0.9 million for the comparable period in 1998. The increase in cash used was principally due to the repayment of amounts due under the Company's revolving credit facility and the purchase of treasury stock.

     The Company had working capital balances of $12.8 million and $17.8 million, respectively, as of July 31, 1999 and October 31, 1998.

     The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and funds that had been available under a revolving credit facility.

     Any expansion of the Company's Derived Channel Systems business in the UK and certain other international markets and the potential expansion of the Company's Broadband Product business may require greater capital investments than have been required in the past.

     The Company is required, under the terms of the Cellemetry LLC Operating Agreement with BellSouth Wireless, to make certain additional capital contributions to Cellemetry. On June 11, 1999, the Company and BellSouth Wireless signed a non-binding memorandum of understanding to restructure certain aspects of the Operating Agreement, including the Company's obligation to make additional capital contributions to the joint venture. Although the restructuring of the Operating Agreement is subject to the execution of definitive agreements, the Company has suspended its making of additional capital contributions. The Company continues to fund the operations of Uplink, and both Cellemetry and Uplink are expected to be cash flow negative for the remainder of fiscal year 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     At July 31, 1999, the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

     The Company invests cash balances in excess of operating requirements in an overnight investment account. The Company also has an investment in a foreign subsidiary which operates in British Pounds Sterling. At July 31, 1999, the Company has no outstanding borrowings payable. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     In connection with the Company's acquisition of the entire equity interest in Uplink Security, Inc. ("Uplink"), Pamela van de Poll, a minority stockholder of Uplink, filed a petition in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of her shares. Ms. van de Poll also has alleged that the acquisition of Uplink was procedurally improper and should be set aside, and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress her as a minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is entering the discovery phase.

     Neither the Company nor its officers are parties to the litigation. The Company believes, however, that the value Ms. van de Poll is claiming for her shares is in excess of the fair value of those shares. The Company also believes that Ms. van de Poll's other claims are without merit, and Uplink intends to vigorously defend the litigation.

ITEM 2. CHANGES IN SECURITIES.

     None - not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None - not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company was held on June 11, 1999 (the "Meeting"). Two proposals were presented for a vote at the Meeting.

     Proposal 1 - The election of six directors, George Benson, Matthew J. Flanigan, Kenneth F. Manser, Stratton J. Nicolaides, Gordon T. Ray and Andrew J. Ryan, each to serve as a director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2000 and until the election and qualification of each successor.

          Proposal 1 - To elect a Board of Directors consisting of six persons to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

          The proposal was approved as follows:

                                          For          Against      Abstain
        George Benson                 9,938,400        14,591          0
        Matthew J. Flanigan           9,938,400        14,591          0
        Kenneth F. Manser             9,938,400        14,591          0
        Stratton J. Nicolaides        9,938,400        14,591          0
        Gordon T. Ray                 9,938,400        14,591          0
        Andrew J. Ryan                9,938,400        14,591          0


     Proposal 2 - The ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for the current fiscal year ending October 31, 1999.

          Proposal 2 - To consider and vote upon the ratification of the selection by the Board of Directors of Grant Thornton LLP as independent accountants to the Company for the current fiscal year ending October 31, 1999.

          The proposal was approved as follows:

              For                    Against                   Abstain
              ---                    -------                  --------
           9,938,050                 13,141                    1,800

ITEM 5. OTHER INFORMATION.

     None - not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The Company filed Form 8-K on June 25, 1999, advising that on June 11, 1999, NumereX Corp. and BellSouth Wireless, Inc. signed a non-binding memorandum of understanding ("MOU") by which NumereX will restructure certain aspects of their Cellemetry joint venture Operating Agreement. Under the terms of the MOU, BellSouth will acquire a convertible redeemable preferred stock interest in NumereX, convertible to approximately 6% of NumereX common stock. In addition, under the terms of the MOU certain obligations of NumereX to meet specified expected capital contributions are no longer required.

     The restructuring of the Cellemetry Operating Agreement is subject to execution of definitive agreements.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NUMEREX CORP.
                                                 -------------
                                                 (Registrant)

Date:  September 13, 1999                     By: /s/ Gordon T. Ray
       -----------------------------              ----------------------
                                                  GORDON T. RAY
                                                  Chairman


Date:  September 13, 1999                     By: /s/ Peter J. Quinn
       -----------------------------              ----------------------
                                                  PETER J. QUINN
                                                  V.P. Finance