Form 10-K
period 1999-10-31
NUMEREX CORP /PA/
filed 2000-01-31
CIK 870753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended October 31, 1999
                                             ----------------

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

           Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value                          10,343,092
----------------------------------                -----------------------------
         (Title of Class)                         (Number of Shares Outstanding
                                                     as of January 20, 2000)

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

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $68,888,704 (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's Annual Report to Shareholders for the year ended October 31, 1999 are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

         Other documents incorporated by reference are listed in the Exhibit Index.


-----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $11.875 the last reported sale price for the Company's Common Stock on January 20, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.




                                PRELIMINARY NOTE

         Unless otherwise indicated or the context otherwise requires: (i) the "Company" refers to NumereX Corp. and its wholly-owned and controlled subsidiaries, (ii) all references to Common Stock in this report refer to the Company's Class A Common Stock and (iii) all references in this report to fiscal years are to the Company's fiscal year ended October 31 of each year.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
Table of Contents                                                                            (i)

                                     PART I

Item 1.      Business                                                                         1
Item 2.      Properties                                                                       9
Item 3.      Legal Proceedings                                                               10
Item 4.      Submission of Matters to a Vote of Security Holders                             10

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters           10
Item 6.      Selected Financial Data                                                         11
Item 7.      Management's Discussion and Analysis of Financia1
                 Condition and Results of Operations                                         11
Item 8.      Financial Statements and Supplementary Data                                     11
Item 9.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                        11

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                              11
Item 11.     Executive Compensation                                                          11
Item 12.     Security Ownership of Certain Beneficial Owners and Management                  11
Item 13.     Certain Relationships and Related Transactions                                  11

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                12
             List of Financial Statements                                                    12
             List of Exhibits                                                                12
             Signatures                                                                      15
             Index to Financial Statements                                                  F-1


                                       (i)

         This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have a material adverse effect on the Company's results of operations. These factors include: the pace of technological change, competitive pressures, changes in customer spending, the loss of intellectual property protection, general economic conditions and conditions affecting the capital markets. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company's reports previously and subsequently filed with the Securities and Exchange Commission.

                                     PART I

Item 1.  Business

Overview

         NumereX (the "Company") is a technology holding company comprised of operating subsidiaries that develop and market a wide range of communication and information products and services. The Company's primary focus is wireless communication and information products and services utilizing proprietary network technologies. Through its two major subsidiaries, the Company offers products and services in wireless communications and digital multimedia networking. In addition, the Company offers wireline alarm security equipment and services as well as provides operational support systems, equipment, and services to operating telephone companies.

         The Company's primary strategic objectives are to:

o Implement a wireless data transport strategy which incorporates the development, marketing and sale of Cellemetry(R), Data1Source(TM) and related wireless network technology, applications, products, and services, including, Uplink Security, Inc. ("Uplink") products and services.
o Acquire technologies, which will complement and enhance the Company's wireless data transport strategy.
o Acquire or develop lines of business, which complement Company technology strategies, and are designed to enhance strategic objectives, and augment shareholder value.
o Expand all business lines with a focus on a financial model of recurring revenues.

         The Company, through its Cellemetry LLC ("Cellemetry") joint venture with BellSouth Wireless, Inc. ("BellSouth Wireless"), provides a cost effective, two-way wireless data transport in the U.S. and Canada, with plans to further expand to international markets. The cornerstone of the Company's wireless strategy is the service, product and networks provided and developed by Cellemetry.

         The Company is currently providing through Uplink, now a wholly owned subsidiary of Cellemetry(R), cost effective, alarm security products, services, and related technical support utilizing Cellemetry(R) wireless data transport technology. Cellemetry(R), as a means of data transport, combined with proprietary message processing and interface technologies, and believes that it has positioned Uplink to become an industry leader for cost effective wireless alarm transport. The Cellemetry(R) interface technology provides the foundation of design and development of applications and solutions in certain business sectors other than fixed alarm security. In addition, the Uplink products and services complement the Company's wireline technology for the fixed alarm security market.

         Data1Source(TM), a proprietary and patent pending technology, provides the Company another cost-effective means of transporting data over wireless data networks. Through a centralized service bureau, the Data1Source offering of Short Message Service ("SMS") provides, TDMA, CDMA and GSM wireless data carriers with a broad range of services including web-based and e-mail-based text messaging, SMS Touch-Tone(TM) paging, subscriber-customized Internet content services such as news headlines, sports scores, stock quotes, and other customer-specific information. The Company plans to increase the market penetration of the current Data1Source(TM) service to wireless data carriers. Data1Source(TM) development and marketing efforts derive from and leverage the Company's core wireless data technology Cellemetry(R) and its existing relationships with wireless data carriers.

         The Company's Broadband Networks, Inc. ("Broadband") principally designs, develops, markets, and sells its PowerPlay(TM) digital multimedia networking system. PowerPlay(TM) is designed for a wide range of applications, which require high quality interactive video, audio and data communication. Corporate, educational or medical Intranets can schedule or produce `on-demand' multimedia conferencing between any combination of desktop workstations, mobile rollabout projection units, or dedicated conference rooms. Each station has access to all of the resources of the entire network. This includes: secure point-to-point, or multiple participants full motion video conferencing with far end device control; central media libraries or servers, which provide media retrieval and video-on-demand capability; secure on-demand gateways to national sites, public switched networks and the Internet; compatibility/connectivity between any combination of desktops, conference rooms, servers, or gateways; data and document collaboration combined with real time full motion video; voice over IP from any station to any station, or the world via a central gateway.

         The Company's Broadband business unit also provides systems design, products, integration services, installation, and operator training for interactive voice, video, and data via fiber optic transport. This integration of the Company's fiber optic transport expertise, to date, has been in the area of educational enhancement through distance learning.

         As an adjunct to its main focus, the Company also provides operational support through its subsidiary Digilog, Inc. ("Digilog"), and equipment and services to operating telephone companies through its subsidiaries, DCX Systems, Inc. ("DCX Systems") and DCX Systems (Australia) Pty Limited.

         Traditionally, the Company has derived significant revenues from its derived channel technology. This derived channel technology creates an inaudible frequency on an existing telephone line below the voice communications spectrum for data transmission ("Derived Channel"). In November 1999, the Company sold it Derived Channel technology to British Telecommunications plc ("BT") for (pound)12,500,000 (approximately $20,000,000). The terms of the transaction were negotiated between the Company and BT at arm's length.

         The Company determined that divesting the wireline technology to BT strengthened the financial position of the Company while promoting its wireless data transport strategic focus. In addition to the purchase price, the Company retained, in exchange for services, certain commercial interests in a telemetry venture on a revenue sharing basis and a right to continue to market its Derived Channel technology in North, Central and South America, South Korea and Australia. The Company also entered into an agency agreement whereby it has the rights to market BT's digital services platform ("DSP") a multi-functional gateway product for wireless and wireline including its GSM wireless product in certain territories.

         The sale to BT caused a material loss of the future revenues and earnings associated with the Company's Derived Channel technology. The Company determined, however, that the transition and focus to its wireless data strategy coupled with increased liquidity outweighed a substantial reduction of its wireline revenues and earnings. The Company also has significantly reduced its dependence upon BT. There can be no assurance that the Company will recover its revenues and earnings through its remaining lines of business or successfully transition its business to a financial model of recurring revenues.

         In connection with the divestiture of its Derived Channel business, the Company made certain representations and warranties to BT. Although the Company is not aware of any material event that could cause a material diminution of the value it received upon the sale of its Derived Channel business, if BT were to seek recovery with regard to the warranties, the purchase price for the technology would be adversely affected.

Background

         The Company's business began in July 1992 with the acquisition of the Derived Channel wireline business, including certain proprietary intellectual property rights, rights to Derived Channel technology and rights to market such technology in certain countries, including the United Kingdom. The Company has expanded its business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies, including its investments in Digilog and DCX Systems in 1994, Uplink and Broadband in 1997, and subsequent investments in Uplink in 1998.

         In May 1998, the Company, BellSouth Wireless and BellSouth Corporation completed a transaction whereby Cellemetry, a joint venture between the Company and BellSouth Wireless, was formed. Cellemetry is a Delaware limited liability company owned 60% by the Company and 40% by BellSouth Wireless. The parties entered into an operating agreement (the "Operating Agreement") which deals with, among other things, the conduct of the business of Cellemetry. In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interests in Cellemetry. Cellemetry is taxed as a partnership for federal, state, and foreign income tax purposes.

         As previously reported, in June 1999 the Company and BellSouth Wireless signed a non-binding memorandum of understanding expressing the intent of the Company and BellSouth Wireless to restructure certain economic and other provisions of the Operating Agreement of Cellemetry. The Company completed the restructuring in November 1999. Under the terms of the restructuring, the Operating Agreement has been modified ("First Amendment to the Operating Agreement") and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004 ("Modified Business Plan"). All respective rights under the Operating Agreement that previously triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002 and all financial performance tests have been amended to reflect the Modified

Business Plan. In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000.

         The restructuring also permits Cellemetry to seek to find a strategic investor ("Third Party Investment") to invest new capital in exchange for up to 15% of Cellemetry. In connection with any such Third Party Investment, the Company's ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless's will not be diluted below 34%.

         Under the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company, however, has committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry.

         Also, under the First Amendment to the Operating Agreement, the Company conveyed Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 shares of Series A Convertible Redeemable Preferred Stock of the Company ("Preferred Stock"). The Preferred Stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless's option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion.

         Also, in November 1999, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase Limited ("Bronzebase") to BT. Bronzebase is an English limited liability company, which owns all of the stock of Versus Technology Limited ("Versus Technology"). The consideration for the sale was (pound)12,500,000 (approximately $20,000,000). The terms of the transaction were negotiated between the Company and BT at arm's length.

                             WIRELESS COMMUNICATIONS

Cellemetry(R)

         Cellemetry(R) is means of wireless data transport that uses excess capacity of the cellular telephone network's overhead control channels and the SS7/IS-41 network protocol to deliver two-way short data messages, without affecting the voice channels of the cellular network.

         Using Cellemetry(R) technology, remote equipment or vehicles can be polled, time-set, or autonomously exchange information with a customer's central locations through the cellular network's control channels. Information gathered is relayed to and from the customer's designated site for collection or for response. Based on remote conditions, control actions can be relayed as well. That means, for example, equipment can be turned on or off remotely, switches and gates can be closed, and pumps triggered.

         When used in combination with low-cost Global Positioning System (GPS) applications, Cellemetry(R) radios can pinpoint the precise geographic location of trucks, automobiles, railroad cars, barges, containers, or other movable assets and signal control actions or operator response messages.

         Cellemetry(R) Data Service a patented technology of Cellemetry(R), is telemetry, or remote monitoring, over the cellular telephone network. It provides a means of sending short, telemetry-like messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator. Cellemetry(R) Data Service does not use or impact voice channels. Licensing agreements have been negotiated with cellular carriers throughout the U.S. and Canada to make Cellemetry(R) services widely available. Licensing agreements have also been negotiated with application developers and radio manufacturers to provide Cellemetry(R) applications and equipment across urban, rural, and industrial markets.

         Cellemetry(R) Data Service enables messaging for many different businesses. It can, for example, report alarm messages, utility meter readings, vehicle and trailer location, and vending machine status. It is unique because it uses the underutilized portion of the cellular system, the overhead control channels, to convey short data messages without impacting or using the voice channels. These control channels are used to transmit necessary information for all call initiations (both incoming and outgoing) between the cellular system and the cellular customer's equipment. The message handling capacity of these control channels is far greater than is required by the existing cellular system, even during the busiest times of the day.

         Cellemetry(R) Data Service operates in the same manner in which roaming telephones operate in the cellular system. A roaming cellular telephone is defined as a cellular telephone operating in any system other than its home system. When a roaming cellular telephone is turned on, it recognizes the fact that it is not in its home system and accordingly "registers" by sending its Mobile Identification Number (MIN) and its Electronic Serial Number (ESN) to the cellular system via one of the control channels. The cellular system recognizes the roamer number and routes the MIN and ESN to the roamer's home system for validation via a special network (SS7/IS41) which links all of the cellular systems together across the United States, Canada and parts of South and Central America.

         Cellemetry(R) radios behave exactly like roaming telephones except the cellular telephone switch's database is set to route the "registrations" (MIN and ESN data) to the Cellemetry(R) Service Bureau, ("the Service Bureau") connected to the same intra-cellular network. The MIN serves to identify the Cellemetry(R) radio and the ESN is the data field, which contains the 32-bit telemetry message. In addition, Cellemetry(R)'s centralized Service Bureau adds a timestamp and the SS7/IS41 network adds point of origin data. The entire Cellemetry(R) message, if expressed in binary, is 112 bits.

         The centralized Service Bureau processes, stores, and routes the Cellemetry(R) Data Service messages according to customer requirements. Some applications may require immediate processing, as is the case with alarm monitoring, while an application such as vending machine status may only need the messages stored and transferred in a batch once a day.

Uplink

         Uplink, designs, develops and markets interface and routing technologies that use Cellemetry(R) for security alarm transport applications. Because Cellemetry(R) utilizes the existing cellular network and inexpensive radio transmitters, Cellemetry(R) applications can quickly and economically monitor and control equipment at remote locations.

         Uplink markets wireless alarm transmission equipment which is installed at customer premises, administers and offers air time packages on a consistent price basis, and provides technical services that route alarm signals from the cellular networks to any central station in the country without requiring modifications to the station's receiving equipment.

         The Company believes that Uplink's products and airtime transport charges are competitively priced. As a result of combining Cellemetry(R) technology with low cost transmission equipment and routing technologies, significant improvements in security transport services are now available to the industry. The Company also believes that Cellemetry(R) and Derived Channel technology, as security alarm transport platforms, may be complementary. As a result, the technologies can be implemented independently or collectively.

Data1Source(TM)

         Data1Source(TM), a service offering through Cellemetry(R), is a wireless means of data transport that utilizes the Short Message Service (SMS) messaging capability of digital (TDMA, CDMA and GSM) cellular telephone networks and the SS7/IS-41 network protocol to deliver digital data packets of approximately 200 bytes each, although multiple packets can be concatenated.

         Data1Source(TM)'s new proprietary and patent pending centralized service processes, buffers, and routes the Data1Source(TM) Service messages to enable a broad range of services for wireless data carriers, including web-based and e-mail-based text messaging, SMS Touch-Tone(TM) paging, subscriber-customized Internet content services such as news headlines, sports scores, stock quotes, and other customer-specific information.

Sales and Marketing

         The Company markets its wireless data services directly to participating cellular carriers who share in the recurring revenue generated from within their territories. The services are also marketed directly to application providers who are offered transport capability, and varying degrees of router services, radio development and other ongoing support services. A network operations center provides customer support twenty-four hours a day, seven days a week.

         The Company currently offers Cellemetry(R) service in the continental United States and Canada. The Company intends to offer Cellemetry(R) in various international markets through direct sales, partnerships, and other channels of distribution.

         The Company markets "SMS" to cellular carriers on the basis of a competitive pricing model based upon a connection and a usage fee structure, which is content and traffic volume related. The major benefit to cellular carriers of the Company's service offering which is emphasized is the limited capital investment cost of establishing the service within the cellular carriers territories due to the available centralized Service Bureau and existing Cellemetry(R) based wireless data network. The service is available to all cellular carriers, including those carriers with existing relationships to Cellemetry.

                          DIGITAL MULTIMEDIA NETWORKING

         Through Broadband, the Company designs, develops, and markets complete system solutions for high bandwidth broadband communications networks. The Company both manufactures the products upon which its systems are based and incorporates third party products where appropriate.

         Broadband transmission systems permit network operators to provide a wide range of video and data services, including internet access, high speed data transfer, interactive video conferencing and voice service. The use of fiber optics in the broadband transmission network provides improved signal quality for long distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. The Company believes that its Broadband systems enable the deployment of sophisticated architectures generally at lower costs and with less hardware and complexity than competing offerings.

Products and Services

         Broadband has developed and continues to enhance its line of software, data, and fiber optic transmission products. In addition, the Company has developed a new digital multimedia solution, PowerPlay(TM), which provides capability for interactive videoconferencing over the same network platform that carries standard data traffic. The Company believes that PowerPlay(TM) represents a significant advance over Broadband's prior generation product, which was targeted at the distance learning market, because of PowerPlay(TM)'s broader range of potential uses.

         System Solution Services. Broadband designs and implements systems utilizing in-house manufactured products and products supplied by third parties. It also trains the end-users as an integral aspect of providing complete system solutions. The Company believes the Broadband total system solution focus differentiates it from competitors while providing an additional source of revenue growth.

         PowerPlay(TM) Solution. PowerPlay(TM) is Broadband's digital multimedia solution for high bandwidth private network applications. PowerPlay(TM) is an integrated hardware-software system, which supports user-friendly control of all network devices including VCRs, cameras, and switches. This product permits the scheduling and conduct of video conferencing via a desktop workstation, a rollabout cart or a configured classroom or business environment. The PowerPlay(TM) system incorporates Broadband software; both Broadband and third party developed hardware, and is compatible with all standards based transmission networks. The Company believes that PowerPlay(TM) is unique with respect to its capability to deliver full motion video signals while using a relatively small amount of bandwidth.

         Data Solution. Broadband also provides high speed wide area network, or WAN, data solution. This solution is offered as a data only capability or as part of delivering the PowerPlay(TM) application. The data product line consists of two main components. First is the data switch product, which the Company obtains from other vendors. Second is the transport converter device, which the Company manufactures.

         Analog Products. The Company also sells an analog transport product line, EDCOMM(TM) that consists of a variety of fiber optic transmitters and receivers. The typical application is for the delivery of video over a private network. The Company manufactures all of these products and the great majority of the sales of these products are to existing Broadband customers.

Sales and Marketing

         The Company markets its Broadband products and services directly and through a combination of manufacturers' representatives, system integrators, and value added resellers. The Company believes it will be necessary to expand its sales and marketing efforts in the future to remain competitive and take advantage of market opportunities, as well as to extend into international markets.

         Broadband has established relationships with a number of multiple system cable operators, or MSOs. MSOs have generally looked to these private networks as a means of augmenting and extending their public networks, and as a source of new revenues in the increasingly competitive environment.

         Operating Telephone Companies compete with cable operators for the delivery of distance learning and other private network services. Broadband has successfully provided product to several Regional Bell Operating Companies and hopes to replicate these efforts in other areas.

         The Company has developed relationships with a number of traditional systems integrators under which Broadband has provided system design services and has assisted with the installation. The Company believes that systems integrators provide a viable avenue to the market and intends to continue to expand its efforts in this area.

                             DERIVED CHANNEL SYSTEM

         Although the Company sold its Derived Channel technology to BT, the Company retains the right to market this service in North, Central and South America, South Korea and Australia. The Company provides this service through its DCX Systems subsidiaries.

         As a result of technological advances in the telecommunications industry, telephone companies ("Telecomms") are able to broaden their product portfolios by offering enhanced services to their customers. The Company believes that Telecomms can be attracted to niche technologies, such as the Company's Derived Channel System, that offer a cost effective solution for applications that typically require dedicated lines, thereby providing a more productive use of the existing telephone network.

         The Company's licensed technology creates a "Derived Channel" on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. The Derived Channel technology uses this inaudible or low tone frequency to transmit monitoring information between a microprocessor at the user's protected premises and a microprocessor located at the telephone company's central office. This creates a two-way communication system that continuously monitors the integrity of a user's telephone line and security system. The Derived Channel system operates over a regular voice telephone line with no interference, whether or not the telephone is in use. In addition, the low tone signal can be encrypted for additional security.

         The Company believes that its Derived Channel System differs from most other alarm transport technologies in three meaningful ways: 1) Derived Channel operates over existing telephone lines, eliminating the need for a dedicated line service to the telephone customer; 2) Derived Channel communicates by means of an encrypted, continuous and inaudible signal and is transmitted even while the telephone is otherwise in use; 3) telephone line integrity and security system operation are automatically monitored at frequent intervals through polling generated by network equipment located at the telecommunication company's central office. The continuous signaling originating at the protected premises provides prompt reporting of line disruptions, telephone system outages, or alarm conditions.

         The Company believes that Derived Channel represents an improvement over the most common monitored alarm signaling system, such as the automatic dialer (also know as a digital communicator). These devices are reactive by nature. When an intrusion is detected, an automatic dialer attempts to seize the subscriber's telephone line and dial the number of the alarm monitoring company to report the intrusion. Generally, in the event the telephone line is in use or has been cut, a standard automatic dialer will be unable to report the alarm condition. Unlike the standard automatic dialer, the Derived Channel System is proactive. As such, it continuously monitors line and system integrity, and automatically reports any line disruption or failure to the alarm monitoring company.

Sales and Marketing

         The Company intends to provide a level of marketing support to the Telecomms and alarm system distributors, in its licensed territories, and to seek more comprehensive associations with Telecomms, enabling the Company to market its Derived Channel security alarm transport directly to the industry in an effort to capture a share of the recurring revenue generated by the applications. The Company has a presence in the private market sector (non-publicly switched traffic), and serving customers who have control and ownership of their own telephone facilities (i.e., the U.S. Navy). This segment of the market needs smaller systems and has fewer connection points than the systems, which have been marketed to the major telephone companies.

                       NETWORK OPERATIONAL SUPPORT SYSTEMS

         In the last decade the telecommunications industry has changed the implementation of its networks regarding methods used to establish, control, and track connections. The new control network is responsible for most of the enhanced services implemented in the last few years. Using Signaling System Seven (SS7) protocol, the new packet switched control network has added call forwarding, last number re-dial, call blocking and many other features. In addition, Federal guidelines now mandate that Local Number Portability (LNP), a capability that will allow customers to keep the same telephone number as they change their operating environment, be implemented by local carriers in an immediate time frame.

Products and Services

         Digilog provides products, which assist the carriers in the engineering, installation, and servicing of this new telecommunications control network. These Network Operational Support Systems and Services can be broken down into three categories - Test Access, Interconnecting Devices, and Services including System Integration (rack and stack) and Installation.

         Test Access. The Network Analysis and Monitoring System, or NAMS is a network overlay system that enables a user to monitor the operation of the SS7 network from a central site. The system provides prompt alarm notification of a network failure, automatic activation of backup devices, and a means to track down operational database errors. Bell Atlantic Corporation is one of the largest users of this system in its tier I and tier II support operations. In this application, Digilog supplies the access products and the system software in partnership with Agilent Technologies, which supplies the remote controlled Protocol Analyzers.

         Interconnecting Devices. The Digilog Channel Access Unit ("CAU") is a product used to provide the physical interconnection between the SS7 network and complex monitoring devices such as the AcceSS7 system from Agilent Technologies. This product was developed to meet a strong need to interconnect several applications monitoring computers to a single network tap point. In addition to the CAU, Digilog interconnect products include resistor panels, special cables, fuse panels, and the integration of other third-party equipment for unique connection configurations.

         System Integration (rack and stack) and Installation. Digilog is an approved installer for Bell Atlantic. As such, it provides installation services to Bell Atlantic both directly and indirectly through Agilent Technologies. Digilog also provides System Integration services to both of these customers. Integration Services are the assembly of both customer-supplied and Digilog-manufactured components into rack and cabinet configurations for installation in the telephone central office. Through a partnership with Agilent Technologies, Digilog assembles and tests Agilent equipment prior to installing it in central offices throughout the United States.

Sales and Marketing

         The Company's Digilog products are sold by highly trained, direct sales personnel. These individuals work within the telephone central office and are encouraged to develop practical solutions to the customer's program managers. The Company believes that this approach has proven to be very efficient. In addition, Digilog has developed partnerships with Agilent Technologies and other suppliers of monitoring equipment. Establishing relationships such as these facilitates access to a much broader market without the additional expense of a large and specialized sales force.

                                     GENERAL

Suppliers

         The Company relies on third party subcontractors to manufacture some of the equipment used to provide its Uplink security alarm transport, Derived Channel and Network Operational Support Systems equipment and products. In addition, some of the Company's products are obtained from sole source suppliers. The loss of a subcontractor or supplier could cause a disruption in the Company's business due to the short lead-times demanded by certain of the Company's customers.

Competition

         The Company has one direct competitor for its Cellemetry(R) technology - Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Numerous indirect competitors are actively pursuing the short message wireless data transport market. Principally, two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS.

         The Company believes that its ubiquitous coverage, price points, and system performance will enable it to effectively compete for market share. However, many of the competitors have greater financial and other resources than the Company.

         The market for the Company's Broadband high bandwidth broadband transmission equipment and software solutions has been characterized by rapid technological change. The principle competitive factors in this market include product performance, reliability, price, breadth of product line, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide complete systems solutions including system integration, network management capabilities, and the expertise to migrate existing systems to more complete broadband networks, have also become critically important vendor selection criteria in recent years. Additionally, users require applications to make best use of these networks.

         The Company's competitors for Broadband's products and services include a number of companies that have developed videoconferencing technology, including PictureTel, VTEL, and Polycom. Broadband's primary competition is the Grass Valley Group, which provides a high speed/high capacity (DS-3) distance learning solution used by a number of telephone companies because it utilizes the public network. Other competitors include manufacturers of fiber transmission equipment, who offer comparable products but do not provide a complete system solution, including software. Many of the competitors have greater financial and other resources than the Company.

         Because of its proprietary nature, the Company believes that it is the only licensed provider of Derived Channel System products. The Company's principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company's Derived Channel System. The Company believes that Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport.

         The Company believes that Digilog is unique among vendors of support systems for SS7 in that it has been a long-term provider of both diagnostic equipment and testing systems. The Company believes that its presence in telephone central offices on a day to day basis gives Digilog a unique perspective on the needs of the central office project manager.

Research and Development

         Technology is subject to rapid change, so that the introduction of new products, technologies and applications in the Company's markets could adversely affect the Company's business. The Company's success will depend, in part, on its ability to enhance existing products and introduce new products and applications on a timely basis.

         Cellemetry continues to invest in improvements of its service capability on an ongoing basis, through development of expanded service bureau capabilities, further communications costs reductions, and additional enhancement to application-specific capabilities.

         The Company plans to continue to devote a substantial portion of its resources to the research and development function. In the near term, Broadband will continue to enhance its PowerPlay(TM) system, expand its data product offerings to include high speed fiber transceivers, and introduce a version of PowerPlay(TM) which will be capable of working in a relatively lower bandwidth environment.

         The Company will continue to be reliant upon BT to conduct research and development for its Derived Channel technology.

Product Warranty and Service

         The Company provides customers with limited one-year warranties on its scanners and message switch software. Subscriber Terminal Units ("STUs") are typically sold with a one- or two-year labor and materials warranty. The Company provides a one-year warranty on all network management products. In addition, a "help desk" and training support is offered to all users of network management products. Broadband provides either a one- or two-year warranty on parts and labor, depending on the scale and type of network provided. Uplink and Cellemetry provide three-year parts and labor warranties on all wireless radios. To date, the cost to the Company of its warranty program has not been material.

Intellectual Property

         The Company holds patents covering its Cellemetry(R) related technology in the United States and various foreign countries. These patents expire between 2011 and 2016. The Company through Cellemetry licenses certain Cellemetry(R) related technologies under licenses with BellSouth Corporation. The Company also owns other intellectual property relating to its products. The Company also holds patents through Cellemetry, which primarily cover the delivery of the Cellemetry(R) wireless data transport service. These patents expire between 2010 and 2012. It is the Company's practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given as to the scope of the patent protection.

         The Company believes that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, the Company believes that its success will also be dependent upon its manufacturing, engineering and marketing know-how and the quality and economic value of its products.

         The mark Cellemetry(R) is a registered trademark of the Company. The Company believes that no individual trademark or trade name is material to the Company's competitive position in the industry.

Regulation

         The Company's products are subject to a variety of standards and certification requirements applicable to products connected to public telephone networks in the countries in which it conducts business.

         The provision of enhanced telecommunications services in the United States by telephone companies is subject to the Federal Communications Act and the regulations promulgated thereunder by the Federal Communications Commission (the "FCC"), as well as to state statutes and regulations. These statutes and regulations have not resulted in any significant impediments to the provision of alarm reporting services by telephone companies using Derived

Channel technology or for the delivery of wireless data signals using the Cellemetry(R) network. In addition, the Company's products, such as Derived Channel STUs, Uplink radios and certain Broadband products require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. The Company's products currently used in the United States, which are subject to these requirements, have received all required certifications. However, anticipated design changes to products sold in the United States will require compliance testing and certification.

         In addition, in the United States, the Company's products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk. Certain products of Broadband also require certification from Underwriters Laboratories. The Company has obtained all required Underwriters Laboratories certifications for products currently marketed in the United States and expects that future certifications will be obtained as necessary in the ordinary course of business.

         Regulations similar to the above may exist in other countries. In the event that the Company did not comply with any such regulations, or if the Company's current or future products did not meet various regulatory standards or receive and maintain all required certifications, the Company's business could be adversely affected.

Employees

         The Company, as of January 20, 2000, employs 127 employees in the United States, consisting of 10 in manufacturing, 36 in sales and marketing and customer service, 54 in engineering and operations and 27 in management and administration. A union represents none of the Company's employees. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Properties.

         All of the Company's facilities are leased. Set forth below is certain information with respect to the Company's leased facilities:

Location             Principal Business              Square Footage   Lease Term
--------             ------------------              --------------   ----------

Willow Grove,        Network Operational                 10,000          2000
Pennsylvania         Support Systems and
                     Derived Channel Systems

State College,       Digital Multimedia Networking       13,845          2000
Pennsylvania

West Conshohocken,   Executive Office (1)                 2,815          2002
Pennsylvania

Atlanta, Georgia     Wireless Products and Services      14,027          2003
                     And Principal Executive Office

Atlanta, Georgia     Wireless Products and Services       6,946          2003


(1)      Executive office prior to relocation to Atlanta, presently sub-leased.


         The Company conducts manufacturing, sales and marketing, engineering and administrative activities at many of these locations. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it will require additional space, which the Company believes, will be available at reasonable rates.

         The Company engages in limited manufacturing, equipment and product assembly and testing for certain of the Company's products. The Company also uses contract manufacturers located near its facilities for production, sub-assembly and final assembly of certain products. The Company believes there are other manufacturers that could perform this work on comparable terms.

         The semiconductors, microprocessors and other components used in the Company's products are obtained from various suppliers and manufacturers, some of which are the sole source of such component.

Item 3.  Legal Proceedings.

         From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceeding will have a materially adverse effect on the financial condition or results of operations of the Company.

         In connection with the Company's acquisition of the entire equity interest in Uplink a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholder's shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside, and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is entering the discovery phase.

         Neither the Company nor its officers are parties to the litigation. The Company believes, however, that the value the minority stockholder is claiming for the shares is in excess of the fair value of those shares. The Company also believes that the minority stockholder's other claims are without merit, and Uplink intends to vigorously defend the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

         In September 1996, the Board of Directors discontinued paying cash dividends. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.

         The Operating Agreement and the terms of the Series A Convertible Redeemable Preferred Stock held by BellSouth Wireless provide for certain restrictions on dividends and distributions.

         The Company's Common Stock is quoted on the NASDAQ National Market and traded under the symbol "NMRX."

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ National Market for the applicable periods.

Fiscal 1999                                                High           Low
-----------                                                ----           ---

First Quarter (November 1, 1998 to January 31, 1999)      $ 4.25       $  1.75
Second Quarter (February 1, 1999 to April 30, 1999)         4.13          2.88
Third Quarter (May 1, 1999 to July 31, 1999)                4.38          3.00
Fourth Quarter (August 1, 1999 to October 31, 1999)         5.56          3.00

Fiscal 1998                                                High           Low
-----------                                                ----           ---

First Quarter (November 1, 1997 to January 31, 1998)      $ 7.50       $  5.69
Second Quarter (February 1, 1998 to April 30, 1998)         7.38          5.13
Third Quarter (May 1, 1998 to July 31, 1998)                6.88          4.13
Fourth Quarter (August 1, 1998 to October 31, 1998)         4.38          2.56

         As of January 20, 2000 there were 50 shareholders of record of the Company's Common Stock, which include shares held in street name by brokers or nominees.

Recent Sales of Unregistered Securities

         In April 1999, to provide an incentive to certain cellular carriers, the Company issued warrants to purchase 110,000 shares of Class A Common Stock at an exercise price of $8.00 per share. The warrants were issued without payment by these carriers. The term of the warrants is two years. The shares underlying the warrants will be issued pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933.

         In November 1999, the Company entered into the First Amendment to the Operating Agreement and issued to BellSouth Wireless 30,000 shares of Series A Convertible Redeemable Preferred Stock. The Preferred Stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless's option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion. The Preferred Stock was issued pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933.

Item 6.  Selected Financial Data.

         Incorporated by reference from the Company's 1999 Annual Report to Shareholders, pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference from the Company's 1999 Annual Report to Shareholders pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated herein at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 11. Executive Compensation.

         Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

         Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this report:

         1. Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1.

             Index to Financial Statements of the Company

             Independent Auditors' Report

             Consolidated Balance Sheets at October 31, 1999 and 1998

             Consolidated Statements of Operations for the years ended October 31, 1999, 1998 and 1997

             Consolidated Statements of Shareholders' Equity for the years ended October 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997

             Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

             Schedule I - Condensed financial information of registrant (parent company only)

             Schedule II - Valuation and qualifying accounts

         3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

2.1/1 Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.2/2 Shareholders' Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.3/3 Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited

3.1/4 Amended and Restated Articles of Incorporation of the Company, as amended

3.2/4    Bylaws of the Company

10.1/4 The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation Plan)

10.2/5 Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.3/6 Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10.4/7   Registration Agreement between the Company and Dominion dated July 13,
         1992

10.5/6  Letter Agreement between the Company and Dominion (now Gwynedd) dated
         October 25, 1994 re: designation of director

10.6/4 Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

10.7/8 Formation Agreement among Numerex Corp., BellSouth Wireless, Inc. and BellSouth Corporation dated February 25, 1998.

10.8/9 Operating Agreement between Numerex Corp. and BellSouth Wireless, Inc. dated May 15, 1998.

10.9/3 First Amendment to Operating Agreement of Cellemetry LLC between Numerex Corp. and BellSouth Wireless, Inc. effective as of November 1, 1999.

11       Computation of Earnings Per Share

13       Pursuant to Note 2 of Instruction G (2) to Form 10-K, in response to
         Item 6. Selected Financial Data, "Selected Consolidated Financial Data" and in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are incorporated by reference from the Company's 1999 Annual Report to Shareholders' and are being filed in electronic format. No other sections of the Company's 1999 Annual Report to Shareholders shall be deemed "filed" as part of this filing.

21       Subsidiaries of Numerex Corp.

23.1     Consent of Grant Thornton LLP

23.2     Consent of Deloitte & Touche LLP

27       Financial Data Schedule (electronic filing only)

------------------
/1 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 1997 (File No. 0-22920)

/2 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997 (File No. 0-22920)

/3 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-22920)

/4 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

/5 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996 (File No. 0-22920)

/6 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

/7 Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

/8 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1998 (File No. 0-22920)

/9 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998 (File No. 0-22920)

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUMEREX CORP.


Date: January 28, 2000                  By: /s/Stratton J. Nicolaides
                                            -------------------------
                                            Stratton J. Nicolaides, Chairman and
                                            Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Capacity                       Date
-------------------------------------------------------------------------------------------
/s/Stratton J. Nicolaides
------------------------------------
Stratton J. Nicolaides                     Chairman and                   January 28, 2000
                                           Chief Operating Officer

/s/Kenneth F. Manser
------------------------------------
Kenneth F. Manser                          Director                       January 28, 2000


/s/George Benson
------------------------------------
George Benson                              Director                       January 28, 2000


/s/Matthew J. Flanigan
------------------------------------
Matthew J. Flanigan                        Director                       January 28, 2000


/s/Andrew J. Ryan
------------------------------------
Andrew J. Ryan                             Director                       January 28, 2000


/s/Allan Liu
------------------------------------
Allan Liu                                  Director                       January 28, 2000


/s/Peter J. Quinn
------------------------------------
Peter J. Quinn                             Executive Vice President       January 28, 2000
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----


Consolidated Financial Statements of the Company:

        Independent Auditors' Report                                       F-3

        Consolidated Balance Sheets as of October 31, 1999 and 1998        F-4

        Consolidated Statements of Operations for the Years Ended
             October 31, 1999, 1998 and 1997                               F-6

        Consolidated Statements of Shareholders' Equity for the
             Years Ended October 31, 1999, 1998 and 1997                   F-7

        Consolidated Statements of Cash Flows for the Years Ended
             October 31, 1999, 1998 and 1997                               F-8

        Notes to Consolidated Financial Statements                         F-10

               REPORT OF CERTIFIED INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Numerex Corp.:

         We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the "Company") as of October 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Numerex Corp. and subsidiaries as of and for the years ended October 31, 1998 and 1997, were audited by other auditors whose report dated December 16, 1998, except for Note O, as to which the date is January 8, 1999, expressed an unqualified opinion on those statements.

         We also audited the adjustments described in Note A-2 that were applied to restate the 1998 and 1997 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries at October 31, 1999 and the results of their operations and their cash flows for the year ended October 31, 1999 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
----------------------

Grant Thornton LLP

Atlanta, Georgia
December 10, 1999.

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Numerex Corp.:

         We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the "Company") as of October 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended October 31, 1998, all expressed in pounds sterling (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements, expressed in pounds sterling, (not presented separately herein), present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries at October 31, 1998 and 1997 and the results of their operations and their cash flows for the two years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------
    Deloitte & Touche LLP


Philadelphia, Pennsylvania
December 16, 1998, except for Note O, as to which the date is January 8, 1999.

                         NUMEREX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)


                                     ASSETS


                                                                                             October 31,
                                                                                     ------------------------------
                                                                                          1999             1998
                                                                                     -------------     ------------
CURRENT ASSETS
   Cash and cash equivalents (Note A-4)                                              $     5,691       $    18,800
   Accounts receivable (net of allowance of
     $167 in 1999 and $124 in 1998) (Note A-10)                                           11,015             5,237
   Inventory (Notes A-9 and D)                                                             4,525             4,253
   Prepaid taxes (Notes A-8 and I)                                                           311             1,320
   Prepaid expenses                                                                          293               661
                                                                                      ----------        ----------

       Total current assets                                                               21,835            30,271

Property and equipment, net (Notes A-6 and E)                                              3,792             2,874
Goodwill, net (Notes A-5 and F)                                                            8,808             9,139
Intangible assets, net (Notes A-5 and G)                                                  12,108            11,717
Other assets                                                                                  85               405
                                                                                      ----------        ----------

                                                                                     $    46,628       $    54,406
                                                                                      ==========        ==========


The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                             October 31,
                                                                                     ---------------------------
                                                                                         1999              1998
                                                                                     ------------      -----------
CURRENT LIABILITIES
   Short-term debt (Note H)                                                          $         -       $     6,000
   Accounts payable                                                                        4,159             2,172
   Income taxes (Notes A-8 and I)                                                          1,902               673
   Accrued taxes, other than income                                                          424               151
   Other current liabilities                                                               2,807             3,432
   Obligations under capital leases, current portion                                          30                37
                                                                                      ----------        ----------

       Total current liabilities                                                           9,322            12,465

LONG-TERM DEBT
   Obligations under capital leases                                                           84                76

MINORITY INTEREST (Note B)                                                                 7,201             9,619

COMMITMENTS AND CONTINGENCIES (Notes J, K, M and O)                                            -                 -

SHAREHOLDERS' EQUITY
   Preferred stock - no par value; authorized
     3,000,000 shares; none issued                                                             -                 -
   Class A common stock - no par value; authorized
     30,000,000 shares; issued 11,609,492 and
     11,609,492 shares                                                                    29,870            29,870
   Class B common stock - no par value; authorized
     5,000,000 shares; none issued                                                             -                 -
   Additional paid-in capital                                                                370               220
   Treasury stock, at cost, 1,255,400 and 1,034,900 shares                                (5,222)           (4,644)
Accumulated other comprehensive income                                                         4               184
Retained earnings                                                                          4,999             6,616
                                                                                      ----------        ----------

         Total shareholders' equity                                                       30,021            32,246
                                                                                      ----------        ----------

                                                                                     $    46,628       $    54,406
                                                                                      ==========        ==========


The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In Thousands, Except Per Share Data)

                                                                                      October 31,
                                                                  -------------------------------------------------
                                                                       1999                1998              1997
                                                                  ----------------     -------------    -----------
Net sales                                                        $      33,736       $    25,231       $    29,066
Cost of sales                                                           14,403            12,284            14,520
Inventory write-downs                                                        -             2,201                 -
                                                                  ------------        ----------        ----------

     Gross profit                                                       19,333            10,746            14,546

Selling, general, administrative and
   other expenses (including fees and
   other expenses of $240 in 1997 to
   the principal shareholder)                                           22,090            20,460            12,326
Special charges (Note C)                                                     -             1,598                 -
                                                                  ------------        ----------        ----------

     Operating profit (loss)                                            (2,757)          (11,312)            2,220

Interest and other income, net                                             404             1,074             2,488
Equity in net losses of affiliate                                            -               422                 -
Minority interest                                                        2,418               736                 -
                                                                  ------------        ----------        ----------

     Earnings (loss) before income taxes                                    65            (9,924)            4,708

Income taxes (Notes A-8 and I)                                           1,682             1,279             1,112
                                                                  ------------        ----------        ----------

     Net earnings (loss)                                         $      (1,617)      $   (11,203)      $     3,596
                                                                  ============        ==========        ==========

Other comprehensive earnings (loss), net of income taxes
   Foreign currency translation adjustment (Note A-15)           $        (180)      $      (559)      $       633
                                                                  ============        ==========        ==========

Comprehensive earnings (loss)                                    $      (1,797)      $   (11,762)      $     4,229
                                                                  ============        ==========        ==========

Basic and diluted earnings (loss) per share (Note A-19)          $       (0.16)      $     (1.04)      $      0.32
                                                                  ============        ==========        ==========

Number of shares used in per share calculation (Note A-19):
     Basic                                                              10,378            10,818            11,077
                                                                  ============        ==========        ==========

     Diluted                                                               N/A               N/A            11,139
                                                                  ============        ==========        ==========


The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                                                                Accumulated
                                                    Common Stock       Additional                  Other
                                                --------------------    Paid-in     Treasury   Comprehensive  Retained
                                                 Shares      Amount     Capital      Stock        Earnings    Earnings       Total
                                                 ------      ------    ----------   --------   -------------  --------       -----
Balance, October 31, 1996                         11,597    $ 29,805    $      -    $ (1,327)    $    110     $ 14,223     $ 42,811
Purchase of treasury stock                             -           -           -      (1,776)           -            -       (1,776)
Translation adjustment                                 -           -           -           -          633            -          633
Net earnings                                           -           -           -           -            -        3,596        3,596
                                                --------    --------    --------    --------     --------     --------     --------

Balance, October 31, 1997                         11,597      29,805           -      (3,103)         743       17,819       45,264

Issuance of shares in connection with the
   exercise of stock options                          12          65           -           -            -            -           65
Issuance of common stock warrants                      -           -         220           -            -            -          220
Purchase of treasury stock                             -           -           -      (1,541)           -            -       (1,541)
Translation adjustment                                 -           -           -           -         (559)           -         (559)
Net loss                                               -           -           -           -            -      (11,203)     (11,203)
                                                --------    --------    --------    --------     --------     --------     --------

Balance, October 31, 1998                         11,609      29,870         220      (4,644)         184        6,616       32,246

Issuance of common stock warrants                      -           -         150           -            -            -          150
Purchase of treasury stock                             -           -           -        (578)           -            -         (578)
Translation adjustment                                 -           -           -           -         (180)           -         (180)
Net loss                                               -           -           -           -            -       (1,617)      (1,617)
                                                --------    --------    --------    --------     --------     --------     --------

Balance, October 31, 1999                         11,609    $ 29,870    $    370    $ (5,222)    $      4     $  4,999     $ 30,021
                                                ========    ========    ========    ========     ========     ========     ========

The accompanying notes are an integral part of this statement.

                         NUMEREX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          October 31,
                                                           ------------------------------------------
                                                             1999             1998             1997
                                                             ----             ----             ----
Cash flows from operating activities:
   Net earnings (loss)                                     $ (1,617)        $(11,203)        $  3,596
   Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
       Depreciation                                           1,265              727            1,039
       Amortization                                           2,069            2,224            1,075
       Special charges                                            -            1,151                -
       Minority interest                                     (2,418)            (736)               -
       Equity in net losses of affiliate                          -              422                -
       Disposition of business                                    -                -           (1,105)
       Gain on disposition of other assets                     (125)               -                -
       Changes in assets and liabilities
         which provided (used) cash:
           Accounts receivable                               (5,778)           1,434              343
           Inventory                                           (272)             741           (1,109)
           Prepaid expenses                                     368             (242)            (112)
           Other assets                                         (55)               -                -
           Accounts payable                                   1,987             (914)           1,551
           Income taxes                                       2,238              726           (1,769)
           Accrued taxes other than income                      273               62             (494)
           Other accrued liabilities                           (625)           2,142           (1,621)
                                                           --------         --------         --------
              Net cash provided by (used in)
                operating activities                         (2,690)          (3,466)           1,394
                                                           --------         --------         --------

Cash flows from investing activities:
   Proceeds from disposition of business                          -                -            3,800
   Proceeds from disposition of other assets                    500                -                -
   Purchase of property and equipment                        (2,137)            (917)            (554)
   Purchase of intangible and other assets                   (2,148)            (678)          (1,955)
   Acquisitions of businesses, net of cash                        -           (1,225)          (5,939)
   Investment in business                                         -           (1,000)          (2,089)
                                                           --------         --------         --------
              Net cash used in investing activities          (3,785)          (3,820)          (6,737)
                                                           --------         --------         --------

The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                                 (In Thousands)

                                                                                  October 31,
                                                                  ------------------------------------------
                                                             1999            1998             1997
                                                             ----            ----             ----
Cash flows from financing activities:
   Net reduction in short-term borrowings                        -                -             (665)
   Proceeds from revolving credit facility                       -            1,500            4,500
   Proceeds from exercise of stock options                       -               65                -
   Principal payment on revolving credit facility           (6,000)               -                -
   Principal payments on capital lease obligations             (42)             (24)             (15)
   Purchase of treasury stock                                 (578)          (1,541)          (1,776)
                                                          --------         --------         --------

         Net cash provided by (used in)
           financing activities                             (6,620)               -            2,044
                                                          --------         --------         --------

Effect of exchange differences on cash                         (14)             (77)            (586)
                                                          --------         --------         --------

Net (decrease) in cash and cash equivalents                (13,109)          (7,363)          (3,885)

Cash and cash equivalents, beginning
   of year                                                  18,800           26,163           30,048
                                                          --------         --------         --------

Cash and cash equivalents, end of year                    $  5,691         $ 18,800         $ 26,163
                                                          ========         ========         ========


Supplemental Disclosures of  Cash Flow Information
   Cash payments for:
     Interest                                             $     85         $    369         $     16
     Income taxes                                             (476)             701            4,249

The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years ended October 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. and its subsidiaries (the "Company") is a technology holding company comprised of operating subsidiaries that develop and market a wide range of communication and information products and services. The Company's primary focus is wireless communication and information products and services utilizing proprietary network technologies. Through its two major subsidiaries, the Company offers products and services in wireless communications and digital multimedia networking. In addition, the Company offers wireline alarm security equipment and services as well as provides operational support systems, equipment, and services to operating telephone companies. The Company's operating subsidiaries are located in North America and the United Kingdom (see Note O).

2. Currency

The consolidated financial statements are stated in United States Dollars. Historically, the Company's consolidated financial statements have been in British Pounds Sterling. As a result of increased business activity in the United States resulting from recent U.S. acquisitions, the U.S. Dollar has become the unit of measure of the majority of the Company's operations. Accordingly, the U.S. Dollar has been adopted as the Company's reporting currency effective from the quarter ended January 31, 1999. The consolidated financial statements and the notes thereto have been restated in U.S. Dollars for all periods presented.

3. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

4. Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents.

5. Intangible Assets

Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

o Patents and acquired intellectual property - straight-line over 7 to 16 years
o    Developed software - straight-line over 3 years
o    Goodwill - straight-line over 12 to 20 years

Goodwill represents the excess of the cost of net assets acquired over fair value.

The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technical feasibility are expensed as incurred.

6. Property and Equipment

Depreciation is provided for in amounts sufficient to related the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases, which substantially transfer ownership. Depreciation for property and equipment is calculated using the declining balance method and buildings are depreciated under the straight-line method over the following estimates lives.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

o    Short-term leasehold improvements over the term of the lease     3-10 years
o    Plant and machinery                                              4-10 years
o    Equipment, fixtures and fittings                                 3-10 years

7. Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the three years ended October 31, 1999.

8. Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards Number 109 ("SFAS 109") Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided for deferred tax assets when it is more likely than not that the assets will not be realized.

9. Inventory

   Inventory and work-in progress is stated at the lower of cost (first-in, first-out method) or market.

10. Allowance for Doubtful Accounts

The company maintains an allowance for doubtful accounts based upon the expected collectability of the account receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

11. Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.

12. Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

13. Concentration of Credit Risk

The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

14. Revenue Recognition

The Company recognizes revenue on the basis of the utilization of its technology by its customers and on sales of its products when title transfers to its customers. Revenue for royalty agreements is recorded as sales when earned.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

15. Foreign Currency Transactions

Some transactions of the Company and its subsidiaries are made in British pounds sterling and Australian dollars. (Gains) and losses from these transactions are included in income as they occur.

16. Research and Development

Research and development expenses are charged to operations in the period in which they are incurred. Research and development expenses amounted to $3,529,000, $3,113,000, and $2,746,000 in 1999, 1998 and 1997, respectively. The research and development expenses are reported in the selling, general, administrative and other expenses in the accompanying Financial Statements.

17. Provision for Warranty Claims

Estimated warranty expense is charged at the time of sale of the warranted products. Warranty expenses have not been significant to the Company.

18. Stock-Based Compensation

Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note L).

19. Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as other disclosures. Basic earnings per share excludes the dilative impact of common stock equivalents and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

Effective with the first quarter ended January 31, 1998, the Company adopted SFAS No. 128. The Company has computed its earnings (loss) per share in accordance with SFAS No. 128 for the year ended October 31, 1999 and has restated 1998 and 1997 earnings (loss) per share information on a comparable basis, with no material differences.

For the years ended October 31, 1999 and 1998, the Company's potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings per share were 1,739,213, 1,156,713 and 748,750 for the years ended October 31, 1999, 1998 and 1997, respectively.

20. Recent Accounting Pronouncements

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

Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company has evaluated the adoption of the statements and has concluded that there are no changes necessary to its presentation of financial information for interim and annual periods.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

21. Recent Accounting Pronouncements - Continued

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operation.

21. Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B - INVESTMENTS AND DIVESTITURES

On February 28, 1997, the Company acquired 100% of the outstanding common stock of Broadband Networks, Inc. ("Broadband") for approximately $5,867,000. The acquisition was accounted for using the purchase method of accounting. In addition, the Company invested $1,654,000 directly into Broadband for working capital purposes. Certain employees of Broadband will continue to hold Broadband incentive stock options, which upon exercise, would entitle them to own approximately 18% of Broadband's currently outstanding common shares. Such options become exercisable in 2001 and, upon exercise, the Company has certain rights, but is not obligated to purchase the shares.

The purchase price of Broadband was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill and is amortized on a straight-line basis over 20 years

In May 1997 the Company recognized a credit of $1,105,000, which is included in "interest and other income" in the accompanying consolidated statements of operations, in connection with the sale of the stock of its wholly owned subsidiary, Digital Audio Limited ("DA Systems"), to Detection Systems, Inc. ("DSI") of Rochester, NY. In exchange for the stock of DA, the Company received a $3,800,000 note receivable, secured by shares of DSI common stock. In September 1997, the Company received cash for the full amount of the note receivable plus interest. In a companion transaction, a subsidiary of the Company entered into a License Agreement with DSI whereby DSI may manufacture and supply certain products in return for royalty payments.

On July 17, 1997, the Company invested $1,000,000 in return for 19.5% of the common stock of Uplink Security, Inc. ("Uplink"). Various options contained in the agreements provided the Company a means of acquiring a controlling interest in Uplink.

As a result of the acquisition of a controlling interest in Uplink, the Company under generally accepted accounting principles restated its investment in Uplink from the cost method to the equity method of accounting for the first and second quarters of the fiscal year ending October 31, 1998. The effect of the restatement, which is included in the line item `Equity in net losses of affiliate' in the consolidated statements of operations for the fiscal year ending October 31, 1998, was $422,000. The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant.

On May 18, 1998, the Company acquired additional 78,795 shares of Uplink from certain existing shareholders for approximately $1,444,000 including 89,763 Numerex common stock warrants with a strike price of $6.00. This stock purchase increased the Company's ownership interest in Uplink to 85%.

The purchase price of Uplink was allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill, and is amortized on a straight-line basis over 20 years.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE B - INVESTMENTS AND DIVESTITURES - Continued

The following summarized unaudited pro forma information for the years ended October 31, 1999 and 1998 has been presented as if the Broadband and Uplink acquisitions had occurred on November 1, 1997. The unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and has been prepared for comparative purposes only. This unaudited pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been made on the date indicated or which may result in the future.

                                                     October 31,
                                             ---------------------------
                                                1999             1998
                                               -----             ----
                                              (unaudited, in thousands)

Revenues                                     $  33,736         $  25,960
Operating (loss)                                (2,757)          (12,517)
Net (loss)                                      (1,617)          (12,493)
(Loss) per share                                 (0.16)            (1.16)

On December 1, 1998 the Company subscribed for and was issued additional 56,468 shares of Uplink common stock. This stock purchase increased the Company's ownership interest in Uplink to in excess of 90%.

On December 30, 1998 under a `Plan of Merger' Uplink merged with and into US Acquisition, Inc., a corporation organized under the laws of the State of Georgia. Subsequently the surviving entity was renamed Uplink. The completion of the transaction increased the Company's ownership interest in Uplink to 100% of the common stock of Uplink (see Note M).

On May 15, 1998, the Company, BellSouth Wireless, Inc. ("BellSouth Wireless") and BellSouth Corporation completed a transaction whereby Cellemetry LLC ("Cellemetry") a joint venture between the Company and BellSouth Wireless was formed. Cellemetry is a Delaware limited liability company owned 60% by the Company and 40 % by BellSouth Wireless. The parties entered into an operating agreement (the "Operating Agreement") which deals with, among other things, the conduct of the business of Cellemetry. Pursuant to the Operating Agreement, the Company is scheduled to make cash contributions of up to $15,500,000 during the first two years of Cellemetry's operations. According to the Operating Agreement, at the end of the three years if Cellemetry has met certain revenue targets no additional contribution from the Company will be required. However, if, at the end of three years, the revenue targets are not met, the Company is required to make an additional $3,750,000 cash contribution or contribute certain equity interests it has in Uplink. Also, according to the Operating Agreement, Cellemetry must achieve certain specific cumulative revenue and operating goals by the third anniversary of the formation date. If these performance goals are not met, the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company for $15,330,000, plus interest at a 13% annual compound rate or begin a process to dissolve Cellemetry which would include a transfer of the initially contributed intellectual property to BellSouth. In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interest in Cellemetry. Cellemetry has elected to be taxed as a partnership for income tax purposes.

The Company's subsidiary recorded the assets contributed by BellSouth Wireless to Cellemetry at fair value on the date of contribution. The fair value of the patents contributed to Cellemetry was $10,603,000, which is being amortized over their remaining life of 16 years. In addition, BellSouth Wireless contributed property and equipment to Cellemetry valued at $285,000. The results of operations and financial position of Cellemetry were consolidated with the Company effective May 15, 1998, since the Company controls the operations of Cellemetry.

At October 31, 1999 and 1998 Cellemetry's net assets, included in these Financial Statements were $11,456,000 and $13,500,000, respectively. In accordance with a schedule of capital contribution, the Company as of October 31, 1999 contributed cash totaling $9,000,000 to Cellemetry out of a total cash commitment of $15,500,000 (see Note O).

NOTE C - SPECIAL CHARGES

During the year ended October 31, 1998, the Company recorded a pre-tax special charge of $1,598,000. Charges of $1,151,000 related to the write off of intangible assets, principally developed software costs and territorial rights, which have been rendered

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE C - SPECIAL CHARGES - Continued

obsolete as a result of the Company's decision to abandon certain specific Derived Channel sales and marketing initiatives for which future direct revenues are no longer expected. Charges of $447,000 result from severance and termination benefit costs for five employees who had principally corporate responsibilities. At October 31, 1999 and 1998 payments under the aforementioned severance and termination benefits amounted to $309,000 and $0, respectively.

NOTE D - INVENTORY

Inventory consisted of the following: (In thousands)

                                                     October 31,
                                             ---------------------------
                                                1999             1998
                                                ----             ----

Raw materials                                $   1,871         $   1,592
Work in progress                                   698               749
Finished goods                                   1,956             1,912
                                             ---------         ---------

                                             $   4,525         $   4,253
                                             =========         =========

The inventory write-downs of $2,201,000 for the year ended October 31, 1998 were the result of two non- performing contracts and the decision to abandon specific sales initiatives for certain Derived Channel markets.


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
  (In thousands)

                                                     October 31,
                                             ---------------------------
                                                1999             1998
                                                ----             ----

Leasehold improvements                       $     678         $     496
Plant and machinery                              5,681             3,623
Equipment, fixtures and fittings                 1,302             1,421
                                             ---------         ---------
  Total property and equipment                   7,661             5,540
Accumulated depreciation                        (3,869)           (2,666)
                                             ---------         ---------

  Property and equipment, net                $   3,792         $   2,874
                                             =========         =========

NOTE F - GOODWILL (In thousands)

                                                     October  31,
                                             ---------------------------
                                                1999              1998
                                                ----              ----

Goodwill                                     $  10,624         $  10,248
Accumulated amortization                        (1,816)           (1,109)
                                             ---------         ---------

  Goodwill, net                              $   8,808         $   9,139
                                             =========         =========

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997



NOTE G - INTANGIBLE ASSETS

Intangible assets consisted of the following: (In thousands)

                                                     October 31,
                                             ---------------------------
                                                1999              1998
                                                ----              ----

Developed software                           $   3,069         $   4,559
Patents                                         11,875            11,749
Intangible and other assets                        315               357
                                             ---------         ---------
  Total intangible assets                       15,259            16,665
Accumulated amortization                        (3,151)           (4,948)
                                             ---------         ---------

  Intangible assets, net                     $  12,108         $  11,717
                                             =========         ==========

NOTE H - REVOLVING CREDIT FACILITY

In February 1997, the Company entered into an U.S. Dollar revolving credit facility, which provided for maximum borrowings of $10,000,000, collateralized by certain assets of the Company. The facility included the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five-year amortization. At the Company's option, interest was charged at the bank's prime lending rate less
 .25% or LIBOR plus 1.25%. The Company had average borrowings of $6,000,000 and $5,250,000 during 1999 and 1998 at an average interest rate of 6.96% and 6.72%, respectively. Maximum borrowings during 1999 and 1998 were $6,000,000 and $4,500,000, respectively.

At October 31, 1998, there were outstanding borrowings of $6,000,000 at an interest rate of 6.54%.

On January 8, 1999, the Company terminated its revolving credit facility and repaid amounts due, including interest, totaling $6,008,733.

NOTE I - INCOME TAXES

The Company's provision for income taxes is incurred primarily in the United Kingdom. For the years noted below, the provision for income taxes consists of the following: (In thousands)

                                            October 31,
                                 --------------------------------
                                   1999        1998         1997
                                   ----        ----         ----

Currently payable                $ 1,682     $ 1,425      $ 1,039
Deferred                               -        (146)          73
                                 -------     -------      -------

                                 $ 1,682     $ 1,279      $ 1,112
                                 =======     =======      =======

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE I - INCOME TAXES -Continued

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations: (In thousands)

                                                         Otober 31,
                                             ---------------------------------
                                               1999         1998         1997
                                               ----         ----         ----

Income tax (benefit) computed at
  U.S. corporate tax rate of 34%             $    22     $ (3,375)     $ 1,600
Adjustments attributable to
  - Valuation allowance                        2,751        4,677         (122)
  - State Tax benefit                           (910)           -            -
  - ACT refund - State Tax benefit                 -         (149)        (405)
  - Non deductible expenses                       21           65           36
  - Foreign income taxed in the U.S.               -          149          141
      income tax differential
      between the United States and
      the United Kingdom                        (202)         (88)        (138)
                                             -------     --------      -------

         Total                               $ 1,682     $  1,279      $ 1,112
                                             =======     ========      =======

The components of the Company's net deferred tax assets and (liabilities) as of October 31 are as follows: (In thousands)

                                                       October 31,
                                                -------------------------
                                                  1999             1998
                                                  ----             ----

Deferred tax liability:
  Differences between book and tax basis
    of property equipment                       $   (147)        $    (65)
  Other                                                -                -
                                                --------         --------
                                                    (147)             (65)
Deferred tax asset:
  Intangibles                                        506              656
  Net operating loss carryforward                  3,146            2,455
  Tax credit carryforwards                         5,598            3,071
  Other                                              157              101
  Inventories                                        918            1,212
  Accruals                                           639              636
                                                --------         --------
                                                  10,964            8,131
Net deferred tax asset                            10,817            8,066
Valuation allowance                              (10,345)          (7,594)
                                                --------         --------

  Total                                         $    472         $    472
                                                ========         ========

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE I - INCOME TAXES - Continued

Net operating loss carry forwards for federal and state income taxes available at October 31, 1999, expire as follows:

                                            Amount          Years of Expiration
                                            ------          -------------------

Federal operating losses                 $  2,800,000            2004-2113
State operating losses                   $ 25,000,000            2003-2113

The financial statements reflect the deferred tax effects of the undistributed earnings of the Company's United Kingdom subsidiaries at October 31, 1999 because the Company expects to recover the undistributed earnings in the foreseeable future in a taxable manner. The accumulated net undistributed earnings of the Company's United Kingdom subsidiaries included in the retained earnings were $2,433,000 and $13,844,000 at October 31, 1999 and 1998,
respectively.

NOTE J - SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

Approximately 27%, 19% and 16% of sales in 1999, 1998 and 1997, respectively, were to British Telecommunications plc, ("BT"). The account receivable from BT was $2,958,000 and $534,000 as of October 31, 1999 and 1998, respectively, and was collected pursuant to normal credit terms.

The Company's principal shareholder provided financial advisory, investment banking and other services under a two-year agreement through December 31, 1996. Under the Agreement, the Company paid $20,000 per month plus certain reimbursable expenses to the shareholder for financial advisory services. Fees and other expenses relating to the principal shareholder are as follows: (In thousands)

                                                          October 31,
                                             -----------------------------------
                                               1999          1998         1997
                                               ----          ----         ----

Fees                                         $      -      $      -     $    233
Out of pocket expenses                              -             -            7
                                             --------      --------     --------

                                             $      -      $      -     $    240
                                             ========      ========     ========

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under noncancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancelable operating leases subsequent to October 31, 1999 (in thousands) are as follows:

                  2000                                     $    812
                  2004                                          561
                  2004                                          555
                  2004                                          466
                  2004                                          175
                  Thereafter                                    254
                                                           --------

                    Total                                  $  2,823
                                                           ========

Rent expense, including short-term leases, amounted to approximately $992,000, $626,000 and $472,000 in 1999, 1998 and 1997, respectively.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE L - STOCK OPTION PLANS

Employee Plan.
--------------

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

At October 31, 1999 and 1998, 759,500 and 234,500, respectively, ratably vesting common share options under the Employee Plan have been granted to key employees of the Company at prices ranging between $3.50 and $7.50. Of these options none have been exercised, 75,500 have expired and been cancelled, 166,800 are currently exercisable, and the remaining options will become exercisable in 2000 through 2003. At October 31, 1999 and 1998, 685,000 and 685,000, respectively, cliff vesting options under the Employee Plan have been granted to senior management employees of the Company at prices ranging between $4.44 and $7.13. Of these options none have been exercised, 110,000 have expired and been cancelled and none of these options are currently exercisable. They will become exercisable beginning in 2002 or earlier if the accelerated vesting conditions are met.

NOTE L - STOCK OPTION PLANS - Continued

Director Plan.
--------------

The Company has a Non-Employee Director Stock Option Plan (the "Director Plan"), which provides for the granting of stock options to non-employee members of the Company's Board of Directors at the closing market price at the grant dates. On April 1, 1996, and each anniversary date thereafter, each non-employee director, who has served as a director for at least one year, will receive an option to purchase 2,500 shares of the Company's common stock. On December 5, 1997, the Director Plan was amended, and on February 26, 1998, shareholders approved an increase to 4,000 the annual number of shares that each director would receive. The aggregate number of shares, which may be issued upon the exercise of options granted under the Director Plan, is 62,500 shares of common stock. Options issued under the Director Plan fully vest one year after the grant date.

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

At October 31, 1999 and 1998, 36,700 and 28,700, respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $3.38 and $6.63. Of these options, 28,700 are currently exercisable and the remaining will become exercisable in 2000.

At October 31, 1999 and 1998 options to purchase 143,750 and 18,750 shares, respectively, of Class A Common Stock at prices ranging from $3.50 to $10.00 were granted as Non Qualified Options in connection with services rendered or to be rendered to the Company. Of these options 18,750 are currently exercisable and the remaining will become exercisable beginning 2000.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE L - STOCK OPTION PLANS - Continued

In February 1997, the Company re-priced 191,000 options with exercise prices ranging between $9.00 and $15.00 to $4.50 which represented the closing market price. The options, as re-priced, are reflected in all periods in the above table.

The fair value of each option on the date of grant for 1999, 1998 and 1997 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 83% for 1999, 51% for 1998 and 59% for 1997; risk-free interest rate of 6.33% for 1999, 4.54% for 1998 and 5.82% for 1997; expected option lives of 7 years for all years; and a forfeiture rate of 2% for all years.

The exercise price for options outstanding at October 31, 1999 is between $2.63 and $10.00. Such options will expire on average in 8.3 years. The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.97, $2.54 and $3.52, respectively, on the date of grant.

The following table summarizes the activity of the stock option plans as of and for the years ended October 31, 1999, 1998 and 1997.

                                            1999                            1998                            1997
                                ---------------------------     ---------------------------     ---------------------------
                                                   Weighted                        Weighted                        Weighted
                                                    Average                         Average                         Average
                                  Shares           Ex. Price      Shares           Ex. Price      Shares           Ex. Price
                                  ------           ---------      ------           ---------      ------           ---------
Outstanding, beginning
  of year                          966,950         $   5.12        748,450         $   5.54        373,450         $   5.51
Options granted                    658,000             3.79        333,500             4.39        415,000             5.51
Options exercised                        -             -           (12,000)            5.44              -             -
Options cancelled                 (185,500)            6.71       (103,000)            5.75        (40,000)            4.97
                                ----------         --------     ----------         --------     ----------         --------

Outstanding, end of year         1,439,450             4.31        966,960             5.12        748,450             5.54
                                ----------         --------     ----------         --------     ----------         --------

Exercisable, end of year           214,250         $   4.90        153,750         $   5.83        100,100         $   5.96
                                ==========         ========     ==========         ========     ==========         ========

Cellemetry Plan.
----------------

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

At October 31, 1999 and 1998, 612,000 and 612,000, respectively, options under Share Option Plan have been granted. Of these options none have been exercised, 308,000 have been forfeited and cancelled and the remaining options will become exercisable the beginning June of 2000.

The fair value of each option on the date of grant for 1998 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 51%; risk free interest rate of 4.54%; expected option lives of 7 years; and a forfeiture rate of 2%.

Such options will expire on average in 8.7 years. The weighted average fair value of options granted during 1998 was $2.31 on the date of grant.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE L - STOCK OPTION PLANS - Continued

Had compensation expense for the Company's aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net earnings
(loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                                             1999          1998          1997
                                             ----          ----          ----

Net earnings (loss)--As reported          $  (1,617)   $ (11,203)     $   3,596
Net earnings (loss)--Pro Forma               (2,362)     (11,904)         3,006
Earnings (loss) per share--As reported        (0.16)       (1.04)          0.32
Earnings (loss) per share--Pro Forma          (0.23)       (1.10)          0.27

The pro forma effect on net earnings (loss) and earnings (loss) per share for 1999, 1998 and 1997, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

NOTE M - LEGAL

A settlement, effective October 24, 1996, was reached among the parties in connection with a securities lawsuit regarding the Company's 1995 public offering. Certain defendants paid to a settlement fund approximately $2,100,000, which after certain costs and expenses was paid to a class. The Company's contribution to the settlement fund of $1,033,000 which together with related legal costs were expensed in 1996. Amounts due under the settlement were paid in December 1996.

In connection with the Company's acquisition of the entire equity interest in Uplink a petition was filed by Uplink in the Superior Court of Fulton County, Georgia, seeking an appraisal of the value of a minority stockholder's shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside, and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is entering the discovery phase.

Neither the Company nor its officers are parties to the litigation. The Company believes, however, that the value the minority stockholder is claiming for the shares are in excess of the fair value of those shares. The Company also believes that the minority stockholder's other claims are without merit, and Uplink intends to vigorously defend the litigation.

NOTE N - GEOGRAPHIC INFORMATION

The Company operates in a single industry segment. Information about the Company's operations in different geographic areas for the years ended October 31,1999, 1998 and 1997, respectively, are as follows: (In thousands)

                                                   United Kingdom/
                                   United States     Australia       Elimination   Consolidated
                                   -------------     ---------       -----------   ------------
   Net sales:
     1999                            $  19,848       $  13,888       $        -     $  33,736
     1998                               13,804          11,427                -        25,231
     1997                               11,083          17,983                -        29,066
   Operating profit (loss:)
     1999                               (8,279)          5,522                -        (2,757)

     1998                              (14,471)          3,159                -       (11,312)
     1997                               (3,131)          5,351                -         2,220
   Identifiable assets:
     1999                               38,037           8,591                -        46,628
     1998                               37,098          20,006           (2,698)       54,406
     1997                               37,884          18,650           (2,104)       54,430

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE O - SUBSEQUENT EVENTS

On January 8, 1999 the Company terminated it's revolving credit facility and repaid amounts due, including interest, totally $6,008,733 as reported as a Subsequent Event in Note 16 to the Company's consolidated financial statements for the year ended October 31, 1998.

On June 11, 1999 the Company and BellSouth Wireless signed a non-binding memorandum of understanding expressing the intent of the Company and BellSouth Wireless to restructure certain economic and other provisions of the Operating Agreement of Cellemetry.

On November 18, 1999, effective as of November 1, 1999, the Company and BellSouth Wireless completed the restructuring of the Cellemetry Operating Agreement.

Under the terms of the restructuring, the operating agreement of Cellemetry has been modified ("First Amendment to the Operating Agreement") and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004 ("Modified Business Plan"). All respective rights under the Operating Agreement that triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002 and all financial performance tests have been amended to reflect the Modified Business Plan. In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000. Additionally, the agreement provided for the cancellation of the Cellemetry Share Option Plan with the intent that the Company exchange all outstanding options for options to acquire shares of the capital stock of the Company.

The restructuring also provided for Cellemetry to seek to find either a foreign carrier or strategic investor ("Third Party Investment") to invest new capital in exchange for up to 15% of Cellemetry. In connection with any such Third Party Investment, the Company's ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless's will not be diluted below 34%.

Pursuant to the First Amendment to the Operating Agreement the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company, however, has committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry.

Also, pursuant to the First Amendment to the Operating Agreement the Company conveyed 100% of the capital stock of its wholly owned subsidiary, Uplink Security, Inc., a Georgia corporation, to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 shares of Series A Convertible Redeemable Preferred Stock of the Company ("Preferred Stock"). The Preferred Stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless's option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion.

On November 12, 1999, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase Limited ("Bronzebase"), to BT. Bronzebase is an English limited liability company which owns all of the stock of Versus Technology Limited ("Versus Technology"). The consideration for the sale was (pound)12,500,000 (approximately $20,000,000), payable in cash at closing. However, (pound)750,000 has been retained and placed in escrow pending a post-closing net asset statement. The terms of the transaction were negotiated between the Company and BT at arm's length.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE O - SUBSEQUENT EVENTS - Continued

The following summarized unaudited pro forma financial information has been presented as if the above referenced transactions had been completed at November 1, 1998. The unaudited pro forma information is based on historical results of operations adjusted for income and expenditure directly related to the transactions and has been prepared for comparative purposes only. This unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the transactions been completed on the date indicated or which may result in the future.

                                                         October 31,   Pro Forma           Pro Forma
                                                            1999       Adjustments        Consolidated
                                                            ----       -----------        ------------
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  5,691     $ 17,986 (i)        $ 23,677
  Accounts receivable, net                                  11,015       (3,740)(i)           7,275
  Inventory                                                  4,515       (1,336)(i)           3,189
  Prepaid taxes                                                311            -                 311
  Prepaid expenses                                             293          (19)                274
                                                          --------     --------            --------

      Total current assets                                  21,835       12,891              34,726

PROPERTY AND EQUIPMENT, net                                  3,792         (875)(i)           2,917
GOODWILL, net                                                8,808        2,614 (i,ii)       11,422
INTANGIBLE ASSETS, NET                                      12,108       (1,557)(i)          10,551
OTHER ASSETS                                                    85            -                  85
                                                          --------     --------            --------

      Total assets                                        $ 46,628     $ 13,073            $ 59,701
                                                          ========     ========            ========

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE O - SUBSEQUENT EVENT - Continued

                                                         October 31,   Pro Forma          Pro Forma
                                                            1999       Adjustments       Consolidated
                                                            ----       -----------       ------------
         LIABILITIES AND
           SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts payable                                     $  4,159     $   (634)(i)        $  3,525
     Income taxes                                            1,902          530 (i)           2,432
     Other current liabilities                               3,231         (925)              2,306
     Obligations under capital leases, current period           30            -                  30
                                                          --------     --------            --------

         Total current liabilities                           9,322       (1,029)              8,293

   LONG-TERM LIABILITIES
     Obligations under capital leases                           84            -                  84

   MINORITY INTERESTS IN NET
     ASSETS OF SUBSIDIARY                                    7,201            -               7,201

   SHAREHOLDERS' EQUITY
     Common stock                                           28,870            -              28,870
     Additional paid-in capital                                370        3,000 (ii)          3,370
     Treasury stock                                         (5,222)           -              (5,222)
     Accumulated translation adjustment                          4          (27)(i)             (23)
     Retained earnings                                       4,999       11,129              16,128
                                                          --------     --------            --------
                                                            30,021       14,102              44,123
                                                          --------     --------            --------

                                                          $ 46,628     $ 13,073            $ 59,701
                                                          ========     ========            ========

(i) Record the sale of Bronzebase and estimated tax liability on the gain on the sale.

(ii) Record the issue of Preferred Stock to BellSouth Wireless.

                         NUMEREX CORP. AND SUBSIDIARIES

                   Years ended October 31, 1999, 1998 and 1997

NOTE O - SUBSEQUENT EVENT - Continued

                                                         October 31,     Pro Forma             Pro Forma
                                                            1999         Adjustments          Consolidated
                                                            ----         -----------          ------------
         STATEMENT OF OPERATIONS

Net sales                                                 $ 33,736       $ (13,658)(i)          $ 20,078
Cost of sales                                               14,403          (4,869)(i)             9,534
                                                          --------        --------              --------

       Gross profit                                         19,333          (8,789)               10,544

Selling, general, administrative
   and other expenses                                       22,090          (3,204)(i)            18,886
                                                          --------        --------              --------

       Operating income (loss)                              (2,757)         (5,585)               (8,342)

Interest and other income, net                                 404             738 (i,ii)          1,142

Equity in net losses of affiliate                                -               -                     -

Minority interest                                            2,418               -                 2,418
                                                          --------        --------              --------

       Earnings (loss) before income taxes                      65          (4,847)               (4,782)

Income taxes                                                 1,682          (1,682)(i)                 -
                                                          --------        --------              --------

       Net earnings (loss)                                $ (1,617)      $  (3,165)             $ (4,782)
                                                          ========        ========              ========

Basic and diluted earnings (loss) per share               $ (0.16)                              $  (0.46)
                                                          =======                               ========

Number of shares used in per share calculation
   Basic                                                    10,378                                10,378
                                                          ========                              ========
   Diluted                                                     N/A                                   N/A
                                                          ========                              ========

(i)  Record the sale of Bronzebase.
(ii) Record the estimated interest income on cash at an approximately 5% rate.

NOTE P - YEAR 2000 ISSUE

The Year 2000 issue related to a limitation in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of this issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NUMEREX CORP.

Condensed Financial Information of Registrant
Condensed Balance Sheet
(Parent Company Only)
(in thousands, except share amounts)                                  SCHEDULE 1
--------------------------------------------------------------------------------

                                                                       Years ended October 31,
                                                                      --------------------------
                                                                        1999             1998
                                                                        ----             ----
ASSETS
  Current assets                                                      $  4,361         $  2,582
  Other assets                                                             486              652
  Intercompany receivables                                              17,114           17,357
  Investment in equity of subsidiaries                                  31,150           29,666
                                                                      --------         --------

         Total Assets                                                 $ 53,111         $ 50,257
                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt                                                     $      -         $  6,000
  Intercompany loan and payables                                         6,664            8,541
  Other liabilities                                                      1,210            1,520
                                                                      --------         --------

         Total Current Liabilities                                    $  7,874         $ 16,061
                                                                      --------         --------

LONG-TERM LIABILITIES

  Intercompany loan and payables - long-term                                 -         $  2,000

  Class A common stock - no par; authorized 30,000,000 shares;
     Issues 11,609,492 and 11,609,492 shares                            29,870           29,870
  Additional paid-in capital                                               370              220
  Treasury stock, at cost, 1,266,400 and 1,034,900 shares               (5,222)          (4,644)
  Retained earnings`                                                    20,750            6,616
  Other                                                                   (531)             134
                                                                      --------         --------

Total shareholders' equity                                            $ 45,237         $ 32,196
                                                                      --------         --------

Total liabilities and shareholders' equity                            $ 53,111         $ 50,257
                                                                      ========         ========

NUMEREX CORP.

Condensed Financial Information of Registrant
Condensed Statements of Operations
(Parent Company Only)
(in thousands)                                                        SCHEDULE 1
--------------------------------------------------------------------------------

                                                                Years ended October 31,
                                                       ------------------------------------------
                                                         1999             1998             1987
                                                         ----             ----             ----
Equity in net earnings (loss) of subsidiaries          $   (668)        $ (8,290)        $  3,562
Operating expenses                                       (1,077)          (3,792)          (2,060)
Interest and other income (net)                             128              879            2,094
                                                       --------         --------         --------



Earnings (loss) before provision for income taxes      $ (1,617)        $(11,203)        $  3,596
Income taxes                                                  -                -                -
                                                       --------         --------         --------

Net Earnings (loss)                                    $ (1,617)        $(11,203)        $  3,596
                                                       ========         ========         ========

NUMEREX CORP.

Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
(Parent Company Only)                                                 SCHEDULE 1
--------------------------------------------------------------------------------

                                                                         Years ended October 31,
                                                                ------------------------------------------
                                                                  1999             1998             1997
                                                                  ----             ----             ----
Operating Activities:
  Equity in net earnings (loss) of subsidiaries                 $   (668)        $ (8,290)        $  3,562
  Other adjustments, net                                          13,746           (4,656)           1,983
                                                                --------         --------         --------

     Net cash provided by (used in) operating activities        $(13,078)        $(12,946)        $  5,545
                                                                                 --------         --------

Investing Activities:
  Contribution to capital of subsidiaries, net                    (4,615)          (3,820)          (6,737)
                                                                --------         --------         --------

Financing Activities:
  Proceeds from (payment of) revolving credit facility          $ (6,000)        $  1,500         $  4,500
  Proceeds from exercise of stock options                              -               65                -
  Purchase of treasury stock                                        (578)          (1,541)          (1,776)
                                                                --------         --------         --------

    Net cash provided by (used in) financing activities         $ (6,578)        $     24         $  2,724
                                                                --------         --------         --------

Net change in cash                                              $  1,885         $(16,742)        $  1,532
Cash, beginning of year                                            2,441           19,183           17,651
                                                                --------         --------         --------

Cash, end of year                                               $  4,326         $  2,441         $ 19,183
                                                                ========         ========         ========

NUMEREX CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying condensed financial statements include the accounts of Numerex Corp. (the" Parent") and on an equity basis its subsidiaries and should be read in conjunction with the consolidated financial statements of Numerex Corp. and its subsidiaries (the "Company") and the notes thereto.

2. INCOME TAXES

The Parent and its wholly owned subsidiaries file a consolidated tax return. The Parent participates in a tax sharing agreement with the consolidated group whereby consolidated income tax expense or benefit is allocated to the Parent.

3. SUBSEQUENT EVENTS

On June 11, 1999 the Company and BellSouth Wireless signed a non-binding memorandum of understanding expressing the intent of the Company and BellSouth Wireless to restructure certain economic and other provisions of the Operating Agreement of Cellemetry.

On November 18, 1999, effective as of November 1, 1999, the Company and BellSouth Wireless completed the restructuring of the Cellemetry Operating Agreement.

Under the terms of the restructuring, the operating agreement of Cellemetry has been modified ("First Amendment to the Operating Agreement") and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004 ("Modified Business Plan"). All respective rights under the Operating Agreement that triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002 and all financial performance tests have been amended to reflect the Modified Business Plan. In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000.

The restructuring also provided for Cellemetry to seek to find either a foreign carrier or strategic investor ("Third Party Investment") to invest new capital in exchange for up to 15% of Cellemetry. In connection with any such Third Party Investment, the Company's ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless's will not be diluted below 34%.

Pursuant to the First Amendment to the Operating Agreement the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company, however, has committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry.

Also, pursuant to the First Amendment to the Operating Agreement the Company conveyed 100% of the capital stock of its wholly owned subsidiary Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 Series A Convertible Redeemable Preferred Stock of the Company ("Preferred Stock"). The Preferred Stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless's option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion.

On November 12, 1999, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase to BT. Bronzebase is an English limited liability company, which owns all of the stock of Versus Technology. The consideration for the sale was (pound)12,500,000 (approximately U.S. $20,000,000), payable in cash at closing. The terms of the transaction were negotiated between the Company and BT at arm's length.

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)                                                       SCHEDULE 11
--------------------------------------------------------------------------------

                                                                     Additions
                                              Balance at     -------------------------
                                             Beginning of                   Charges to                     Balance at
Description                                     Period       Provisions       Expense      Deductions     End of Period
                                             --------------------------------------------------------------------------
Year Ended October 31, 1997:
  Accounts Receivable
    Allowance for uncollectible accounts        $   103        $     0        $     0        $   (48)        $    57
  Inventory
    Allowance for obsolescence                    2,530             33              0          (1475)          1,088

Year ended October 31, 1998:
  Accounts Receivable
    Allowance for uncollectible accounts             57            266          2,159         (2,159)            323
  Inventory
    Allowance for obsolescence                    1,088            251          2,201              0           3,540
  Other Liabilities
    Accrued severance                                 0              0            447              0             447

Year ended October 31, 1999:
  Accounts Receivable
    Allowance for uncollectible accounts            323             83              0           (230)            167
  Inventory
    Allowance for obsolescence                    3,540              0              0         (1,187)          2,353
  Other Liabilities
    Accrued severance                               447              0              0           (309)            138

(a) Amounts were the result of determining certain inventory items to be obsolete and/or under performing due to market conditions.
(b)  Amounts were net recoveries from the sale of subsidiary
(c) Amounts resulted from the write-off of certain uncollectible receivables resulting from non-performing contractual relationships
(d) Amounts were the result of non-performing contracts and the decision to abandon specific sales initiatives for certain Derived Channel markets.
(e) Amounts resulted from the severance and termination benefits for certain corporate employees.