Form 10-K/A
period 1999-10-31
NUMEREX CORP /PA/
filed 2000-02-28
CIK 870753

================================================================================

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

                         Commission file number 0-22920

                                  Numerex Corp.
                                  -------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                                              11-2948749
--------------------------------------------                              ------------------------------------------
          (State of Incorporation)                                           (I.R.S. Employer Identification No.)

1600 Parkwood Circle, Suite 200, Atlanta, Georgia                                         30339-2119
-----------------------------------------------------                                  -----------------
     (Address of principal executive offices)                                              (Zip Code)

Registrant's telephone number, including area code:   (770) 693-5950
----------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class                                                   Number of Shares Outstanding as of 1/20/00
       -------------------                                                ------------------------------------------------
Class A Common Stock, no par value                                                           10,343,092

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is $68,888,704. (1)

================================================================================

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $11.875, the last reported sale price for the Company's Common Stock on January 20, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE:
                                ----------------

         This Amendment No. 1 to the Form 10-K for the fiscal year ended October 31, 1999 is filed to add Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers, key employees and directors of the Company as of February 28, 2000:

NAME                              AGE       POSITION
----                              ---       --------
George Benson (1) (2) (3)         64        Director
Edward I. Comer                   52        Chief Technology Officer
Matthew J. Flanigan (1) (2)       53        Director
Geoff W. Girdler                  39        Executive Vice President, Business
                                            Development
Allan H. Liu                      43        Director
Robert M. Madonna                 46        Executive Vice President, Sales &
                                            Marketing
Kenneth F. Manser                 65        Director
Stratton J. Nicolaides (3)        46        Chairman of the Board and Chief
                                            Operating Officer
John G. Raos                      50        Director
Peter J. Quinn                    43        Chief Financial Officer
Andrew J. Ryan (3)                41        Director and General Counsel

-------------------------------
(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Steering Committee

         George Benson has served as a Director of the Company since June 1995. From September 1992 until July 1999, Mr. Benson served as Chairman and Chief Executive Officer of Wisconsin Wireless Communications Corporation and Airadigm Communications Inc.

         Edward I. Comer has served as Chief Technology Officer of the Company since December 1999 and of Cellemetry L.L.C. since May 1998. Prior to joining the Company in 1998, Mr. Comer worked in various capacities with BellSouth Mobility with product development responsibilities in network and marketing.

         Matthew J. Flanigan has served as a Director of the Company since July 1994. Since April 1994, Mr. Flanigan has been the President of the Telecommunication Industry Trade Association, a trade association for telecommunication companies.

         Geoff W. Girdler has been the Executive Vice President, Business Development of the Company since December 1999. From 1994 to 1997, Mr. Girdler was sales director for Digital Audio Limited, a then wholly owned subsidiary of the Company. From 1998 until 1999, Mr. Girdler served as Managing Director of Versus Technology Limited, a then indirect, wholly owned subsidiary of the Company, with operational responsibility for derived channel technology worldwide.

         Allan H. Liu has served as a Director of the Company since January 2000. Since 1997, Mr. Liu has been the President and a member of the Board of Directors of The China Retail Fund, LDC, a direct investment private equity fund sponsored by American International Group in conjunction with the Ministry of Internal Trade of the People's Republic of China.

         Robert M. Madonna has been the Executive Vice President, Sales & Marketing of the Company since December 1999. From 1996 until 1999, Mr. Madonna served as an officer for various Company subsidiaries. Prior to 1996, Mr. Madonna was employed by Bell Atlantic Corporation with responsibility in customer service, product development and project management.

         Kenneth F. Manser has been a Director of the Company since 1994. Mr. Manser served as the Managing Director of the Company's Bronzebase Limited subsidiary from December 1990 until February 1999. From February 1994 until July 1998, Mr. Manser also served as Chairman of the Board of the Company.

         Stratton J. Nicolaides has served as Chief Operating Officer since April 1999 and as Chairman of the Board since December 1999. From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership and provided consulting services to Dominion Group Limited.

         Peter J. Quinn has been the Chief Financial Officer of the Company since December 1999. From 1987 to 1997, Mr. Quinn served as Chief Financial Officer, Secretary, Treasurer, and Board Member of Europlex Holdings Limited. From July 1997 until December 1999, Mr. Quinn served as Vice President, Chief Financial Officer, Secretary and Treasurer of Uplink, a subsidiary of the Company. From 1998 until December 1999, Mr. Quinn also held the position of Chief Financial Officer and Treasurer at Cellemetry L.L.C.

         John G. Raos has served as a Director of the Company since February 2000. From June 1995 until January 2000, Mr. Raos served as President and Chief Operating Officer of US Industries, Inc. From February 1999 until January 2000, Mr. Raos also was Chairman and Chief Operating Officer of Strategic Industries, Inc., a US Industries subsidiary. Prior to June 1995, Mr. Raos served as President and Chief Operating Officer of Hanson Industries, Inc. Mr. Raos is currently a director of US Industries.

         Andrew J. Ryan has served as a Director of the Company since May 1996. Mr. Ryan has practiced law with the law firm of Salisbury & Ryan from August 1994 to present and serves as the Board designee of Gwynedd Resources, Ltd. ("Gwynedd").

         Involvement in Certain Legal Proceedings

         In March 1993, the Resolution Trust Corporation ("RTC"), as receiver for Nassau Savings and Loan Association ("Nassau"), filed a complaint for damages against Mr. Nicolaides arising out of five loans ("Loans") made by Nassau between 1982 and 1983 to five partnerships of which Mr. Nicolaides was one of the general partners. Mr. Nicolaides also was a guarantor of such Loans. On November 22, 1995, without admitting liability for the claims asserted, Mr. Nicolaides settled the RTC action for $2,125,000. On March 10, 1997, in a separate criminal action arising out of the Loans, which was filed in the United States District Court for the District of New Jersey, Mr. Nicolaides agreed to plead guilty to one count of bank fraud. The court sentenced Mr. Nicolaides to three-years probation and required payment of a $250,000 fine. Mr. Nicolaides is in compliance with the terms of his probation.

         Neither the RTC action nor the criminal action included any ban on Mr. Nicolaides engaging in any type of business activity.

         Mr. Nicolaides is the spouse of Maria E. Nicolaides, who may be deemed the indirect beneficial owner of approximately 30.1% of the Company's outstanding Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

         On July 28, 1999, Airadigm Communications Inc. filed for chapter 11 bankruptcy protection. Mr. Benson served as Chairman and Chief Executive Officer of Airadigm Communications Inc. until his retirement on July 13, 1999.

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

         Section 16(a) Beneficial Ownership Reporting Compliance

         Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and officers and persons who are the beneficial owners of more than 10% of the Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during 1999. The Company believes that all of these filing requirements were satisfied by its directors and officers and by the beneficial owners of more than 10% of the common stock, except that Mr. Ryan was late in filing one report relating to his indirect pecuniary interest in an option granted to the law firm of which he is a partner, and Messrs. Benson and Flanigan were each late in filing one report relating to two exempt stock option grants and one exempt stock option grant, respectively. In making the foregoing statements, the Company has relied on copies of the reporting forms received by it or the written representations from certain reporting persons that no Forms 5 (Annual Statements of Changes in Beneficial Ownership) were required to be filed under the applicable rules of the SEC.

Item 11. EXECUTIVE COMPENSATION

         Compensation of Directors

         Each director of the Company who is not also an employee of the Company or a Gwynedd designated director receives an annual fee of $12,000 and a fee of $250 for each meeting (except telephonic meetings, in which case the fee is $125) of the Board or a committee thereof attended plus reimbursement of expenses incurred in attending meetings. During the fiscal year ended October 31, 1999, Mr. Ray, as Chairman of the Board, received an additional $5,000 per month in directors' fees. No additional fee is paid for committee meetings held the same day as Board meetings.

         Under the Company's Non-Employee Director Stock Option Plan (the "Director Plan"), each director who is not also an employee of the Company or a Gwynedd designated director automatically is granted annual options covering 4,000 shares of Common Stock under the Director Plan. On each anniversary of the initial option granted hereunder, such person shall be granted an option to purchase 4,000 shares of the Common Stock, or such lower number of shares as shall be equal to the number of shares as shall then be available (if any) for grant under this Director Plan divided by the number of persons who are to receive an option on such anniversary.

         In June 1999, in recognition of extraordinary service, the Company granted Mr. Benson a stock option covering 25,000 shares of Common Stock exercisable at $3.50 per share, the then fair market value on the date of grant. The option has a term of 10 years and is fully vested and exercisable.

         Compensation of Executive Officers

         The following summary compensation table sets forth all cash compensation paid to the Company's current Chief Operating Officer, former Chief Executive Officer, and former Chief Financial Officer during the Company's fiscal years ended October 31, 1999, 1998 and 1997.

                           Summary Compensation Table

                                                                                                Long Term
                                                         Annual Compensation                   Compensation
                                                  -----------------------------------------  ----------------
                                                   Annual                      Other Annual      Securities        All Other
                                     Fiscal        Salary          Bonus       Compensation      Underlying       Compensation
Name and Principal Position           Year           ($)            ($)           ($)             Options              ($)

Stratton J. Nicolaides (1)            1999          81,250         ----           ----              ----               ----
      Chairman and Chief
      Operating Officer

Gordon T. Ray (2)                     1999          51,000         ----                            100,000             ----
      Former Chairman,                1998          76,364         ----           ----             104,000           10,250
      President and                   1997            ----         ----           ----               2,500            9,500
      Chief Executive Officer

Charles L. McNew (3)                  1999         145,274         ----           ----                ----            3,433
      Former Vice President,          1998         160,208         ----           ----              50,000            5,000
      Chief Operating Officer and     1997         133,500       32,827           ----              25,000            4,713
      Chief Financial Officer

(1) Mr. Nicolaides returned to the Company in April 1999 as Chief Operating Officer, serving concurrently as Chairman of the Board since December 1999.

(2) Mr. Ray resigned as President and Chief Executive Officer of the Company in April 1999 and as Chairman of the Board and a director in December 1999.

(3)      Mr. McNew resigned as Chief Financial Officer of the Company in July
         1999.

         Employment and Related Agreements

         In connection with the termination of his employment in July 1999 and pursuant to the terms of his employment agreement, Mr. McNew will receive as severance his base salary of $185,000, payment of which will be made at the time provided for in the agreement as though employment had not been terminated. In addition, Mr. McNew is entitled to receive reimbursement for out-placement related expenses incurred by him, not to exceed $25,000. Additionally, all options granted to Mr. McNew under any of the Company's stock option plans have been amended to become non-qualified stock options and such options will remain outstanding until their expiration date. Mr. McNew is subject to certain non-competition, non-disclosure and confidentiality provisions.

         Mr. Ray resigned as Chairman of the Board and a director in December 1999 and received an additional $20,000 in termination payments. In connection with his resignation, the options granted to Mr. Ray on November 25, 1998 have been amended to become fully vested and exercisable. However, options covering 100,000 shares granted to Mr. Ray on September 4, 1998 have been terminated in their entirety and surrendered.

         Stock Option Plans

         The following table sets forth certain information concerning stock options granted under the Employee Stock Option Plan during the fiscal year ended October 31, 1999 to the executive officers of the Company named in the Summary Compensation Table.

                          OPTION GRANTS IN FISCAL 1999


                                                             Individual Grants(1)
                                   -------------------------------------------------------------------------
                                                   Percent of
                                    Number of     Total Options
                                    Securities     Granted to
                                    Underlying    Employees In                                   Grant Date
                                     Options       Fiscal Year     Exercise      Expiration       Present
            Name                     Granted          Year          Price           Date          Value(2)
            ----                   -----------   ---------------  ---------      ----------     ------------
Gordon T. Ray                        100,000          15.2%        $2.625    November 25, 2008    $205,000
Former Chairman, President
  and Chief Executive Officer

-------------------------
(1) Generally, options become exercisable at cumulative annual rates of 20%, commencing one year from the date of grant, and expire ten years from the date of grant. Notwithstanding the foregoing, options are fully exercisable in the event of a change of control of the Company. Options generally will terminate three months after the date employment with the Company or a subsidiary terminates. During such three-month period, options may be exercised only for the number of shares eligible to be exercised on the date employment terminates.
(2) The Grant Date Present Value on the date of grant was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 83%; risk-free interest rate of 6.33%; expected option life of 7 years; and a forfeiture rate of 2%.

         The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at the end of the fiscal year ended October 31, 1999 held by the executive officers of the Company named in the Summary Compensation Table. No options were exercised by such executive officers in fiscal 1999.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                       AND OCTOBER 31, 1999 OPTION VALUES

                              Number of Securities                  Value of Unexercised
                             Underlying Unexercised                     In-the-Money
                         Options at October 31, 1999 (#)      Options at October 31, 1999($)(1)
                        ----------------------------------    ----------------------------------
         Name           Exercisable          Unexercisable    Exercisable          Unexercisable
         ----           -----------          -------------    -----------          -------------
Gordon T. Ray             29,000(2)              80,000         47,500                190,000
Charles L. McNew          20,000                130,000              0                      0

-------------------------

(1) On October 31, 1999 the fair market value of a share was $5.00. In addition, options covering 125,000 shares held by Mr. McNew may not be exercised until the earlier of (i) the closing price of NumereX Common Stock exceeds certain per share thresholds ranging between $7.50-$15.00 for 60 consecutive days, or (ii) five years from February 27, 1997 or such later date of grant.

(2) Includes 9,000 shares subject to options granted under the plan for directors when Mr. Ray was eligible to participate therein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 26, 2000, by
(i) each person known by the Company to be the beneficial owner of five percent or more of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table and
(iv) all directors and executive officers of the Company as a group. Except as otherwise indicated below, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                Shares Beneficially Owned (1)(2)
         Name of Beneficial Owner               --------------------------------
           or Identity of Group                     Number            Percent
----------------------------------------------  ---------------    -------------

Gwynedd Resources, Ltd.
900 Market Street
Suite 200
Wilmington, DE  19801                              3,207,280(3)         30.1%

Elizabeth Baxavanis, Trustee
Dominion Holdings #5
Revocable Trust for the
Benefit of Maria E. Nicolaides
900 Market Street
Suite 200
Wilmington, De  19801                              3,207,280(4)         30.1%

Maria E. Nicolaides
4193 Las Palmas Way
Sarasota, FL  34238                                3,207,280(5)         30.1%

Douglas Holsclaw, MD
42 Llanberries Road
Bala Cynwyd, PA  19004                               752,382(6)          7.1%

Kenneth F. Manser                                     1,334,658         12.5%

George Benson                                            18,000          *

Edward I. Comer                                           - 0 -          *

Matthew J. Flanigan                                      17,700          *

Geoff W. Girdler                                         17,000          *

Allan H. Liu                                              - 0 -          *

Robert M. Madonna                                        40,000          *

Charles L. McNew                                         41,000          *

Stratton J. Nicolaides                                 - 0 -(7)          *

Peter J. Quinn                                            1,806          *

John G. Raos                                              - 0 -          *

                                                Shares Beneficially Owned (1)(2)
         Name of Beneficial Owner               --------------------------------
           or Identity of Group                     Number            Percent
----------------------------------------------  ---------------    -------------

Gordon T. Ray                                           126,397          1.2%

Andrew J. Ryan                                       19,000 (7)          *

All Current Directors and Executive Officers
   as a group (11 persons)                            1,448,164         13.6%

-------------------------
* Less than 1%.

(1) The shares "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include shares owned by or for, among other things, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after February 26, 2000.

(2) Includes shares subject to options or warrants in the following amounts: Mr. Benson, 13,000 shares; Mr. Flanigan, 14,700 shares; Mr. Girdler, 17,000 shares; Mr. Madonna, 25,000 shares; Mr. McNew, 40,000 shares; Mr. Quinn, 1,806 shares; and Mr. Ray, 109,000 shares.

(3) The shareholders of Gwynedd include various trusts for the benefit of Maria E. Nicolaides and her children (for which Mrs. Baxavanis is trustee) and Dr. Holsclaw. Gwynedd has the same shareholders as Dominion Group Limited, a Member Company of Dominion Holdings. See "Certain Relationships and Related Transactions." See footnotes (4),
         (5), (6) and (8).

(4) Represents the shares of Common Stock owned by Gwynedd. Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides' mother-in-law, is trustee, own approximately 89.8% and 0.9%, respectively, of the outstanding stock of Gwynedd. Mrs. Baxavanis disclaims beneficial ownership of all shares of Common Stock owned by Gwynedd. See footnote (5) below.

(5) Represents the shares of Common Stock owned by Gwynedd. Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides' mother-in-law, is trustee, own approximately 89.8% and 0.9%, respectively, of the outstanding stock of Gwynedd. Maria E. Nicolaides disclaims beneficial ownership of 325,651 shares of Common Stock owned by Gwynedd which may be deemed to be beneficially owned by the other shareholders of Gwynedd, including trusts for the benefit of her children. See footnote (4) above.

(6) Does not include any shares of Common Stock owned by Gwynedd. Dr. Holsclaw is the owner of approximately 9.3% of the outstanding stock of Gwynedd.

(7) Mr. Nicolaides disclaims beneficial ownership of the 3,207,280 shares of Common Stock owned by Gwynedd.

(8) Mr. Ryan disclaims beneficial ownership of the 3,207,280 shares of Common Stock owned by Gwynedd. Mr. Ryan's address is: Salisbury & Ryan, 1325 Avenue of the Americas, Seventh Floor, New York, NY 10019-6026.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had, in prior fiscal years, entered into various transactions and arrangements with Dominion Group Limited, a Member Company of Dominion Holdings or a corporation which previously carried on certain activities of such entity (collectively, "Dominion"). Dominion was an investment and merchant banking firm which had in prior fiscal years provided financial advisory and investment banking services to the Company. Gwynedd owns approximately 30.1% of the outstanding Common Stock of the Company. The shareholders of Dominion are also the shareholders of Gwynedd. See "Security Ownership of Management and Certain Beneficial Owners."

         During fiscal 1995 the Company's subsidiary, Digital Audio Limited, manufactured certain products for CellTel Data Services, Inc. ("CellTel"), a company in which Dominion owns a controlling interest. In October 1996 Numerex invested $375,000 in Digital Audio Limited in return for an initial 10% equity interest in CellTel. In 1999, Numerex had the right to put its initial equity interest to Dominion and Dominion could call this interest for $500,000. In October 1999 the parties exercised this right, and the Company received $500,000 from Gwynedd.

         Mr. Ryan is a partner in the law firm of Salisbury & Ryan. Salisbury & Ryan provided legal services to the Company in 1999 and will continue to provide such services during 2000. As partial consideration for such legal services, the Company granted a stock option to Salisbury & Ryan covering 100,000 shares at an exercise price of $3.50, the then fair market value of a share of stock on the date of grant. The option has a term of ten years and was exercisable with respect to 50% of the shares upon issuance. The option will be exercisable with respect to the remaining 50% of the shares on the first anniversary of the date of grant. In addition, Salisbury & Ryan charged the Company legal fees of approximately $275,637.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUMEREX CORP.

Date:  February 28, 2000                By:      /s/ Stratton J. Nicolaides
                                           -------------------------------------
                                        Stratton J. Nicolaides, Chairman and
                                        Chief Operating Officer