Form 10-Q
period 2000-01-31
NUMEREX CORP /PA/
filed 2000-03-16
CIK 870753

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                 Commission File Number
---------------------                                 ----------------------
  January 31, 2000                                           0-22920



                                  NUMEREX CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         11-2948749
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                         1600 Parkwood Circle, Suite 200
                           Atlanta, Georgia 30339-2119
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No
     -----       ---

As of March 10, 2000, an aggregate of 10,348,132 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

================================================================================

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at January 31, 2000 (unaudited)
 and October 31, 1999                                                          4

Condensed Consolidated Statements of Operations and Comprehensive
     Income (unaudited) for the three-month periods ended
     January 31, 2000 and 1999                                                 5

Pro Forma Condensed Consolidated Statements of Operations and Comprehensive
     Income (unaudited) for the three-month periods ended
     January 31, 2000 and 1999                                                 6

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the three-month periods ended January 31, 2000 and 1999               7

Notes to Condensed Consolidated Financial Statements (unaudited)               8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

Item 3.   Quantitative and Qualitative Disclosures about Market Risks         15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities                                               16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    17

Signature Page                                                                18

Forward-looking Statements

           The information contained in the Quarterly Report on Form 10-Q for the three-month period ended January 31, 2000 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

           Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and in other reports filed with the Securities and Exchange Commission.


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                  NUMEREX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                       January 31,      October 31,
                                                                          2000              1999
                                                                       (UNAUDITED)
                                                                       -----------      -----------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $ 21,052        $  5,691
     Accounts receivable, net                                               6,180          11,015
     Inventory                                                              3,638           4,525
     Prepaid taxes                                                             46             311
     Prepaid expenses                                                         220             293
                                                                         --------        --------
                           TOTAL CURRENT ASSETS                            31,136          21,835

PROPERTY AND EQUIPMENT, NET                                                 2,828           3,792

GOODWILL, NET                                                              11,334           8,808
INTANGIBLE ASSETS, NET                                                     10,376          12,108
OTHER ASSETS                                                                   84              85
                                                                         --------        --------

                           TOTAL ASSETS                                  $ 55,758        $ 46,628
                                                                         ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $  2,549        $  4,159
     Income taxes                                                             750           1,902
     Other current liabilities                                              2,669           3,231
     Obligations under capital leases, current portion                         23              30
                                                                         --------        --------
                           TOTAL CURRENT  LIABILITIES                       5,991           9,322

LONG TERM LIABILITIES
     Obligations under capital leases                                          84              84
                                                                         --------        --------

MINORITY INTEREST                                                           6,413           7,201
                                                                         --------        --------

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000; issued 30,000 at
   January 31, 2000 and 0 at October 31, 1999                                   0               0
Class A, common stock - no par value;
   authorized 30,000,000; issued 11,609,492                                29,870          29,870
Additional paid-in-capital                                                  3,370             370
Treasury stock, at cost, 1,266,400 shares at January 31, 2000 and
   October 31, 1999                                                        (5,222)         (5,222)
Accumulative other comprehensive income                                       (20)              4
Retained earnings                                                          15,272           4,999
                                                                         --------        --------
                                                                           43,270          30,121
                                                                         --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 55,758        $ 46,628
                                                                         ========        ========

See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                    FOR THE THREE
                                                                  MONTH PERIOD ENDED
                                                                     JANUARY 31,

                                                                  2000            1999
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------


Net sales                                                       $  4,649      $  5,842

Cost of sales
                                                                   2,932         3,546

Selling, general, administrative and other expenses                4,243         4,473
                                                                --------      --------


    Operating profit (loss)                                       (2,526)       (2,177)

Interest and other income, net                                       257           122
Gain on disposition of assets and business, net of income tax     11,819             0
Minority interest                                                    788           599
                                                                --------      --------


    Earnings (loss) before income taxes                           10,338        (1,456)

Provision for income taxes                                             0           298
                                                                --------      --------
    Net earnings (loss)                                           10,338        (1,754)

Preferred stock dividend                                              60             0
                                                                --------      --------

    Net earnings (loss) applicable to common shareholders         10,278        (1,754)
                                                                --------      --------

Other comprehensive earnings (loss), net of income taxes
    Foreign currency translation adjustment                          (24)         (116)
                                                                --------      --------

    Comprehensive earnings (loss)                               $ 10,254      $ (1,870)
                                                                --------      --------


Basic earnings (loss) per share                                     0.99         (0.17)
Diluted earnings (loss) per share                                   0.89         (0.17)
                                                                --------      --------

Number of shares used in per share calculation
    Basic                                                         10,343        10,481
    Diluted                                                       11,581        10,481
                                                                --------      --------


See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

                                    PRO FORMA

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                 FOR THE THREE
                                                               MONTH PERIOD ENDED
                                                                   JANUARY 31,

                                                              2000           1999
                                                          (UNAUDITED)    (UNAUDITED)
                                                          -----------    -----------

Net sales                                                   $  4,649      $  3,193

Cost of sales                                                  2,932         2,605

Selling, general, administrative and other expenses            4,243         3,704
                                                            --------      --------

    Operating profit (loss)                                   (2,526)       (3,116)

Interest and other income, net                                   257            (5)
Minority interest                                                788           599
                                                            --------      --------

    Earnings (loss) before income taxes                       (1,481)       (2,522)

Provision for income taxes                                         0             0
                                                            --------      --------

    Net earnings (loss)                                       (1,481)       (2,522)

Preferred stock dividend                                          60             0
                                                            --------      --------

    Net earnings (loss) applicable to common shareholders     (1,541)       (2,522)
                                                            --------      --------

Other comprehensive earnings (loss), net of income taxes
    Foreign currency translation adjustment                        3           (45)
                                                            --------      --------

    Comprehensive earnings (loss)                           $ (1,538)     $ (2,567)
                                                            --------      --------

Basic earnings (loss) per share                                (0.15)        (0.24)
Diluted earnings (loss) per share                              (0.15)        (0.24)
                                                            --------      --------

Number of shares used in per share calculation
    Basic                                                     10,343        10,481
    Diluted                                                   10,343        10,481
                                                            --------      --------

The Pro Forma Condensed Consolidated Statements of Operations and Comprehensive Income are presented exclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended January 31, 2000 and 1999, respectively.

See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS U.S. DOLLARS)


                                                                                  FOR THE THREE
                                                                                MONTH PERIOD ENDED
                                                                                    JANUARY 31,

                                                                               2000            1999
                                                                           (UNAUDITED)     (UNAUDITED)
                                                                           -----------     -----------

Cash flows from operating activities:
    Net earnings (loss)                                                      $ 10,338      $ (1,754)

    Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                               710           963
      Minority interest                                                          (788)         (599)
      Gain on disposition of assets                                               (75)            0
      Gain on disposition of business                                         (11,744)            0
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                     1,095           101
        Inventory                                                                (449)         (474)
        Prepaid expenses and taxes                                                 53           143
        Accounts payable                                                         (975)          (82)
        Other assets and liabilities                                            1,310           (92)
                                                                             --------      --------
           Net cash provided by (used in) operating activities                   (525)       (1,794)
                                                                             --------      --------

Cash flows from investing activities
    Proceeds from disposition of assets                                           161             0
    Proceeds from disposition of business                                      16,721             0
    Purchase of property and equipment                                           (255)         (612)
    Purchase of intangible and other assets                                       (84)          (64)
    Investment in business                                                        (99)            0
                                                                             --------      --------
           Net cash provided by (used in) investing activities                 16,444          (676)
                                                                             --------      --------

Cash flows from financing activities
    Principal payment on revolving credit facility                                  0        (6,000)
    Proceeds from exercise of stock options                                         0             0
    Principal payment on capital lease obligations                                 (7)          (11)
    Purchase of treasury stock                                                      0          (578)
                                                                             --------      --------
           Net cash provided by (used in) financing activities                     (7)       (6,589)
                                                                             --------      --------

Effect of exchange differences on cash                                              0          (117)
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents                           15,912        (9,176)

Cash and cash equivalents, beginning of period                                  5,140        18,800
                                                                             --------      --------

Cash and cash equivalents, end of period                                     $ 21,052      $  9,624
                                                                             --------      --------

See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.         Basis of Financial Statement Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and the consolidated financial statements contained therein.

2.         Reporting Currency

           The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.         Reclassification

           Certain prior year amounts have been reclassified to conform to the current period presentation.

4.         Inventory
                                               January 31,          January 3l,
                                                 2000                  l999
                                                 ----                  ----
                                                       ($`000's omitted)

           Raw materials                        $ 1,973             $ 1,815
           Work-in-progress                         233                 353
           Finished goods                         1,432               2,559
                                                -------             -------
                                                $ 3,638             $ 4,727
                                                =======             =======

5.         Revolving Credit Facility

           The Company had a revolving credit facility, which provided for maximum borrowings of $10,000,000 and included the option to convert, at maturity, the outstanding balance to an amortizing term loan payable over a maximum period of up to three years, with a maximum five-year amortization. Interest was charged at the bank's prime lending rate less 0.25% or LIBOR plus 1.25%.

           On January 8, 1999, the Company terminated its revolving credit facility and repaid amounts due including interest totaling $6,008,733.

6.         New Accounting Pronouncements

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative periods is required under the SFAS No. 131.

           The Company has evaluated the adoption of the statement and has concluded that there are no changes necessary to the presentation of financial information for interim and annual periods.

           In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged.

           The Company has evaluated the effect that SFAS No. 133 will have on its consolidated financial position or results of operation for the period ended January 31, 2000 and has determined that the Company has no reporting requirements under the statement.

7.         Comprehensive Income (Loss)

           The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and disclosure of comprehensive income effective November 1999.

           Total comprehensive income (loss) for the three month periods ended January 31, 2000 and 1999 was $(24,000) and $(116,000), respectively.
           Total comprehensive income (loss) recorded relates to foreign currency translation losses for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company's Condensed Consolidated Statements of Operations and Pro Forma Condensed Consolidated Statements of Operations.

                                                                     Three-Month Period Ended January 31
                                                                     -----------------------------------
                                                                         (In Thousands US Dollars)

                                                                    2000            1999            1999
                                                                    ----            ----            ----
                                                                                                  Pro Forma
                                                                                                  ---------
Net sales:

  Digital Multimedia and Networking                                $ 2,293          $ 1,903        $ 1,903
  Wireless Communications and Security                               2,356            3,939          1,290
                                                                   -------          -------        -------

       Total net sales                                               4,649            5,842          3,193

Cost of sales                                                        2,932            3,546          2,605
                                                                   -------          -------        -------

       Gross profit (loss)                                           1,717            2,296            588

Selling, general, administrative and other expenses                  4,243            4,473          3,704
                                                                   -------          -------        -------

       Operating profit (loss)                                     $(2,526)         $(2,177)       $(3,116)
                                                                   -------          -------        -------

                                                                         (As a Percentages of Net Sales)

                                                                    2000            1999            1999
                                                                    ----            ----            ----
                                                                                                  Pro Forma
                                                                                                  ---------

Net sales:

  Digital Multimedia and Networking                                   49.3%            32.6%          59.6%
  Wireless Communications and Security                                50.7%            67.4%          40.4%
                                                                   -------          -------        -------

       Total net sales                                               100.0%           100.0%         100.0%

Cost of sales                                                         63.1%            60.7%          81.6%
                                                                   -------          -------        -------

       Gross profit (loss)                                            36.9%            39.3%          18.4%

Selling, general, administrative and other expenses                   91.3%            76.6%         116.0%
                                                                   -------          -------        -------

       Operating profit (loss)                                      (54.4%)          (37.3%)        (97.6%)
                                                                   -------          -------        -------

Results of Operations

In November 1999 the Company divested its Derived Channel technology to British Telecommunications plc. The transaction comprised the sale of the Company's Derived Channel technology and wholly owned subsidiary, Bronzebase Limited, an English limited liability company, which owns all of the stock of Versus Technology Limited. As part of the transaction the Company retained the right to market, under license, derived channel in North, Central and South America, South Korea and Australia.

The management discussion and analysis of financial condition and results of operations which follows covers the Company's three-month period ended January 31, 2000 comparing same against (i) the three-month period ended January 31, 1999 as reported in the Company's Form 10-Q For the Quarter Ended January 31, 1999 and (ii) on a pro forma basis the three-month period ended January 31, 1999 as reported in the Company's Form 10-Q For the Quarter Ended January 31, 1999 adjusted for income and expenditures directly related to the Company's divested Derived Channel technology.

Direct Comparison

Net sales decreased 20.4% to $4,649,000 for the three-month period ended January 31, 2000, as compared to $5,842,000 for the comparable period in 1999.

Digital Multimedia and Networking product and services sales and revenues increased by 20.4% to $2,293,000 for the three-month period ended January 31, 2000 as compared to the comparable period in 1999. The principal reasons for the increase were improved Digital Multimedia Networking sales, derived from concentrated sales and marketing efforts to the educational distance learning sector, and improved Network Operational Support Systems sales of equipment and services to telephone operating companies.

Wireless Communications and Security product and service sales and revenues decreased by 40.2% to $2,356,000 for the three-month period ended January 31, 2000 as compared to the comparable period in 1999. The principal reason for the decrease was the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel offset by the continued growth in Wireless Communications product sales and service revenues from the marketing and sales effort to establish Cellemetry as a recognized national data transport service.

Cost of sales decreased by 17.4% to $2,932,000 for the three-month period ended January 31, 2000 as compared to $3,546,000 for the comparable period in 1999. The decrease in cost of sales resulted primarily from the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel.

Gross profit as a percentage of net sales decreased to 36.9% for the three-month period ended January 31, 2000 as compared to 39.3% for the comparable period in 1999. The decrease in gross profit margin resulted primarily from the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel.

Selling, general, administrative and other expenses decreased by 5.1% to $4,243,000 for the three-month period ended January 31, 2000 as compared to $4,473,000 for the comparable period in 1999. The principal reason for the decrease was the absence, for the entire period, of Derived Channel Systems selling, general, administrative and other expenses resulting from the divestment of Derived Channel. This decrease was partially offset by increased expenditures in the Company's Wireless Communications business necessary as part of the marketing and sales effort to establish Cellemetry as a recognized national data transport service together with continuing investment in product and service development and sales and marketing programs across all the Company's lines of business.

Interest and other income increased by 110.7% to $257,000 for the three-month period ended January 31, 2000 as compared to $122,000 for the comparable period in 1999. The increase was primarily related to interest income earned on cash balances.

As described above, in November 1999 the Company divested its Derived Channel technology to British Telecommunications plc. The transaction comprised the sale of the Company's Derived Channel technology and wholly owned subsidiary, Bronzebase Limited, an English limited liability company, which owns all of the stock of Versus Technology Limited. The gain on the sale of assets and business, net of income tax, amounted to $11,819,000.

Minority interest increased by 31.6% to $788,000 for the three-month period ended January 31, 2000 as compared to $599,000 for the comparable period in 1999. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company.

The Company, due to the loss position, did not record a tax provision for the three-month period ended January 31, 2000 as compared to a tax provision of $298,000 for the comparable period in 1999. The change in tax provision resulted from the sale of the Company's United Kingdom Derived Channel business as part of the divestment of Derived Channel.

The Company recorded net earnings of $10,338,000 for the three-month period ended January 31, 2000 as compared to a net loss of $1,754,000 for the comparable period in 1999.

The weighted average shares outstanding declined to 10,343,000 and potential shares outstanding on a diluted basis increased to 11,581,000 for the period ended January 31, 2000 as compared to weighted average and diluted shares outstanding of 10,481,000 for the comparable period in 1999.

Pro Forma Comparison

On a pro forma comparative basis, excluding sales of the divested Derived Channel for the three-month period ended January 31, 1999; net sales increased by 45.6% to $4,649,000 for the three-month period ended January 31, 2000 as compared to $3,193,000 for the comparable period in 1999.

On a pro forma comparative basis, Wireless Communications and Security product and service sales and revenues increased by 82.6% to $2,356,000 for the three-month period ended January 31, 2000 as compared to the comparable period in 1999. The principal reason for the increase was the continued growth in Wireless Communications product sales and service revenues from the marketing and sales effort to establish Cellemetry as a recognized national data transport service augmented by the sale of network security equipment upgrades.

On a pro forma comparative basis, excluding cost of sales of the divested Derived Channel for the three-month period ended January 31, 1999; cost of sales increased by 12.6% to $2,932,000 for the three-month period ended January 31, 2000 as compared to $2,605,000 for the comparable period in 1999. The increase in cost of sales resulted from the increased level of sales activity in the period across the Company's lines of business.

On a pro forma comparative basis, excluding gross profit of the divested Derived Channel for the three-month period ended January 31, 1999; gross profit as a percentage of net sales increased to 36.9% for the three-month period ended January 31, 2000 as compared to 18.4% for the comparable period in 1999. The increase in gross profit margin resulted from the increased level of sales activity and shift in sales mix in the period across the Company's lines of business coupled with the growth of recurring service revenues.

On a pro forma comparative basis, excluding the selling, general, administrative and other expenses of the divested Derived Channel for the three-month period ended January 31, 1999; selling, general, administrative and other expenses increased by 14.6% to $4,243,000 for the three-month period ended January 31, 2000 as compared to $3,704,000 for the comparable period in 1999. The increase in selling, general, administrative and other expenses resulted primarily from increased expenditure in the Company's Wireless Communications business necessary as part of the marketing and sales effort to establish Cellemetry as a recognized national data transport service and continuing investment in product and service development and sales and marketing programs across all the Company's lines of business.

On a pro forma comparative basis, excluding interest and other income of the divested Derived Channel for the three-month period ended January 31, 1999; interest and other income increased to a $257,000 for the three-month period ended January 31, 2000 as compared to a net expense of $5,000 for the comparable period in 1999. The increase was primarily related to interest income earned on cash balances.

Minority interest increased by 31.6% to $788,000 for the three-month period ended January 31, 2000 as compared to $599,000 for the comparable period in 1999. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company

On a pro forma comparative basis, excluding the results of operations of the divested Derived Channel for the three-month period ended January 31, 1999; the net loss recorded by the Company decreased by 41.3% to $1,481,000 as compared to $2,522,000 for the comparable period in 1999.

The weighted average shares outstanding declined to 10,343,000 and potential shares outstanding on a diluted basis increased to 11,581,000 for the period ended January 31, 2000 as compared to weighted average and diluted shares outstanding of 10,481,000 for the comparable period in 1999.

Liquidity and Capital Resources of the Company

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities decreased by 70.1% to $525,000 for the three-month period ended January 31, 2000 as compared to $1,794,000 for the comparable period in 1999. The decrease in cash used was primarily due to the improvement in underlying net loss, on a pro forma basis, when account is taken of the divestment of the Company's Derived Channel technology and positive working capital.

Net cash provided by investing activities increased to $16,444,000 for the three-month period ended January 31, 2000 as compared to net cash used in investing activities of $676,000 for the comparable period in 1999. The increase was primarily the result of the divestment of the Company's Derived Channel technology, which generated proceeds of $16,882,000, and lower levels of investment in tangible and intangible assets.

Net cash used in financing activities decreased to $7,000 for the three-month period ended January 31, 2000 as compared to $6,589,000 for the comparable period in 1999 which primarily comprised the repayment, in full in January 1999, of amounts due under the Company's then Revolving Credit Facility and the buy-back of the Company's common stock. The Company had working capital balances of $25,145,000 and $12,513,000, respectively, as of January 31, 2000 and October 31, 1999.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and funds that had been available under a revolving credit facility. The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC to fund in fiscal 2000 the operations of Cellemetry LLC to an amount of $5,500,000 by way of interest bearing debt financing. The financing will be used to fund the operations of Cellemetry LLC and Uplink Security, Inc. as both operations are expected to be cash flow negative in fiscal 2000.

Expansion of the Company's Digital Multimedia Networking business in fiscal 2000, including the establishment and increased market penetration of PowerPlay(TM), may require greater capital investments than in the past.

The Company believes that its cash and cash equivalents, including funds available from the divestment of its Derived Channel technology, and cash provided by operating activities will be sufficient to finance its operating and capital requirements for the next twelve months.

Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.

At January 31, 2000, the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements in an overnight investment account. At January 31, 2000, the Company has no outstanding borrowings payable. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings.

           In connection with the Company's acquisition of the entire equity interest in Uplink Security, Inc. ("Uplink") a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholders shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is entering the discovery phase.

           Neither the Company nor its officers are parties to the litigation. The Company believes, however, that the value the minority stockholder is claiming for the shares is in excess of the fair value of those shares. The Company also believes that the minority stockholder's other claims are without merit, and Uplink intends to vigorously defend the litigation.

Item 2.    Changes in Securities.

           In November 1999, the Company entered into the First Amendment to the Operating Agreement and issued to BellSouth Wireless, Inc. 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless Inc.'s option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion. The Preferred Stock was issued pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933. The Preferred Stock carries a cumulative 8% dividend.

Item 3.    Defaults Upon Senior Securities.

           None - not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None - not applicable.

Item 5.    Other Information.

           None - not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           The Company filed a Form 8-K on November 26, 1999, advising of (i) the sale of its Derived Channel technology to British
           Telecommunications plc and (ii) the restructuring of it's joint venture, Cellemetry LLC, with BellSouth Wireless, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NUMEREX CORP.
                                  ---------------------
                                  (Registrant)

Date:     March 16, 2000          By:   /s/   Stratton J. Nicolaides
       ------------------            ------------------------------------
                                              STRATTON J. NICOLAIDES
                                              Chairman and
                                              Chief Operating Officer


Date:     March 16, 2000          By:   /s/   Peter J. Quinn
       ------------------            ----------------------------------------------------
                                              PETER J. QUINN
                                              Executive Vice President,
                                              Chief Financial Officer, and
                                              Principal Financial and Accounting Officer