Form 10-QT
period 1999-12-31
NUMEREX CORP /PA/
filed 2000-06-12
CIK 870753

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period                              Commission File Number
November 1 to  December 31, 1999                                0-22920
--------------------------------                         ----------------------

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                           11-2948749
-------------------------------                             -------------------
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

Yes  X       No
   -----       -----

As of June 6, 2000, an aggregate of 10,780,876 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                      Page

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                          3

Condensed Consolidated Balance Sheets at December 31, 1999 (unaudited)
     and October 31, 1999                                                                                4

Condensed Consolidated Statements of Operations and Comprehensive
     Income (unaudited) for the two-month transition periods ended
     December 31, 1999 and 1998                                                                          5

Pro  Forma Condensed Consolidated Statements of Operations and Comprehensive
     Income (unaudited) for the two-month transition periods ended December 31,
     1999 and 1998                                                                                       6

Condensed Consolidated Statements of Cash Flows (unaudited)
     for the two-month transition periods ended December 31, 1999 and 1998                               7

Notes to Condensed Consolidated Financial Statements (unaudited)                                         8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                        10

Item 3.   Quantitative and Qualitative Disclosures about Market Risks                                   15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             16

Item 2.   Changes in Securities                                                                         16

Item 3.    Defaults Upon Senior Securities                                                              16

Item 4.    Submission of Matters to a Vote of Security Holders                                          16

Item 5.    Other Information                                                                            16

Item 6.    Exhibits and Reports on Form 8-K                                                             17

Signature Page                                                                                          18


TRANSITION PERIOD

The Company on April 28, 2000 determined to change its fiscal year-end from a fiscal year ending October 31 to a calendar fiscal year ending on December 31.

To comply with SEC regulations on the subject the Company is required to file a Transition Report on Form 10 - Q covering the transition period, November 1, 1999 to December 31, 1999.

FORWARD-LOOKING STATEMENTS

The information contained in this Transition Period Report on Form 10-Q for the two-month transition period ended December 31, 1999 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  NUMEREX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                             DECEMBER 31,        OCTOBER 31,
                                                                                1999               1999
                                                                             (UNAUDITED)
                                                                             ------------        -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $ 21,490          $  5,691
     Accounts receivable, net                                                     6,241            11,015
     Inventory                                                                    3,618             4,525
     Prepaid taxes                                                                    0               311
     Prepaid expenses                                                               259               293
                                                                               --------          --------
                           TOTAL CURRENT ASSETS                                  31,608            21,835

PROPERTY AND EQUIPMENT, NET                                                       2,899             3,792

GOODWILL, NET                                                                    11,404             8,808
INTANGIBLE ASSETS, NET                                                           10,410            12,108
OTHER ASSETS                                                                         84                85
                                                                               --------          --------

                           TOTAL ASSETS                                        $ 56,405          $ 46,628
                                                                               ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  2,823          $  4,159
     Income taxes                                                                   854             1,902
     Other current liabilities                                                    3,094             3,231
     Obligations under capital leases, current portion                               25                30
                                                                               --------          --------
                           TOTAL CURRENT  LIABILITIES                             6,796             9,322

LONG TERM LIABILITIES
     Obligations under capital leases                                                85                84
                                                                               --------          --------

MINORITY INTEREST                                                                 6,616             7,201
                                                                               --------          --------

SHAREHOLDERS' EQUITY

Preferred stock - no par value; authorized 3,000,000; issued 30,000 at
  December 31, 1999 and 0 at October 31, 1999                                         0                 0
Class A , common stock - no par value; authorized 30,000,000; issued
  11,609,492 at December 31, 1999 and October 31, 1999                           29,870            29,870
Additional paid-in-capital                                                        3,370               370
Treasury stock, at cost, 1,266,400 shares at December 31, 1999 and
  October 31, 1999                                                               (5,222)           (5,222)
Accumulative other comprehensive income                                             (20)                4
Retained earnings                                                                14,910             4,999
                                                                               --------          --------
                                                                                 42,908            30,021
                                                                               --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 56,405          $ 46,628
                                                                               ========          ========



See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                              FOR THE TWO
                                                                           MONTH PERIOD ENDED
                                                                              DECEMBER 31,

                                                                        1999              1998
                                                                     (UNAUDITED)       (UNAUDITED)
                                                                     -----------------------------

Net sales                                                             $  2,301          $  3,143

Cost of sales                                                            1,746             2,023

Selling, general, administrative and other expenses                      3,154             2,966
                                                                      --------          --------

    Operating profit (loss)                                             (2,599)           (1,846)

Interest and other income, net                                             100                93
Gain on disposition of assets and business, net of income tax           11,819                 0
Minority interest                                                          591               376
                                                                      --------          --------

    Earnings (loss) before income taxes                                  9,911            (1,377)

Provision for income taxes                                                   0               114
                                                                      --------          --------

    Net earnings (loss)                                                  9,911            (1,491)
Preferred stock dividend                                                     0                 0
                                                                      --------          --------

    Net earnings (loss) applicable to common shareholders                9,911            (1,491)
                                                                      --------          --------

Other comprehensive earnings (loss), net of income taxes
  Foreign currency translation adjustment                                  (24)             (240)
                                                                      --------          --------

    Comprehensive earnings (loss)                                     $  9,887          $ (1,731)
                                                                      --------          --------
Basic earnings (loss) per share                                           0.96             (0.14)
Diluted earnings (loss) per share                                         0.88             (0.14)
                                                                      --------          --------

Number of shares used in per share calculation
    Basic                                                               10,343            10,541
    Diluted                                                             11,250            10,541
                                                                      --------          --------



See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

                                    PRO FORMA

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                            FOR THE TWO
                                                                         MONTH PERIOD ENDED
                                                                            DECEMBER 31,

                                                                     1999                 1998
                                                                  (UNAUDITED)          (UNAUDITED)
                                                                  -----------          -----------

Net sales                                                         $  2,301          $  1,855

Cost of sales                                                        1,746             1,466

Selling, general, administrative and other expenses                  3,154             2,492
                                                                  --------          --------

    Operating profit (loss)                                         (2,599)           (2,103)

Interest and other income, net                                         100               (18)
Minority interest                                                      591               376
                                                                  --------          --------

    Earnings (loss) before income taxes                             (1,908)           (1,745)

Provision for income taxes                                               0                 0
                                                                  --------          --------

    Net earnings (loss)                                             (1,908)           (1,745)

Preferred stock dividend                                                 0                 0
                                                                  --------          --------

    Net earnings (loss) applicable to common shareholders           (1,908)           (1,745)
                                                                  --------          --------

Other comprehensive earnings (loss), net of income taxes
  Foreign currency translation adjustment                              (24)               55
                                                                  --------          --------

    Comprehensive earnings (loss)                                 $ (1,932)         $ (1,690)
                                                                  --------          --------

Basic earnings (loss) per share                                      (0.18)            (0.17)
Diluted earnings (loss) per share                                    (0.18)            (0.17)
                                                                  --------          --------

Number of shares used in per share calculation
    Basic                                                           10,343            10,541
    Diluted                                                         10,343            10,541
                                                                  --------          --------



The Pro Forma Condensed Consolidated Statements of Operations and Comprehensive Income are presented exclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended December 31, 1999 and 1998, respectively.

See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                                          FOR THE TWO
                                                                                      MONTH PERIOD ENDED
                                                                                          DECEMBER 31,

                                                                                   1999                1998
                                                                                (UNAUDITED)         (UNAUDITED)
                                                                                -----------         -----------
Cash flows from operating activities:
    Net earnings (loss)                                                          $  9,911          $ (1,491)
    Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                                   470               547
      Minority interest                                                              (591)             (376)
      Gain on disposition of assets                                                   (75)                0
      Gain on disposition of business                                             (11,744)                0
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                         1,034                33
        Inventory                                                                    (429)             (259)
        Prepaid expenses and taxes                                                  1,179               120
        Accounts payable                                                             (701)             (664)
        Other assets and liabilities                                                  788              (461)
                                                                                 --------          --------
           Net cash provided by (used in) operating activities                       (158)           (2,551)
                                                                                 --------          --------

Cash flows from investing activities
    Proceeds from disposition of assets                                               161                 0
    Proceeds from disposition of business                                          16,721                 0
    Purchase of property and equipment                                               (209)             (447)
    Purchase of intangible and other assets                                           (61)              (66)
    Investment in business                                                            (95)                0
                                                                                 --------          --------
           Net cash provided by (used in) investing activities                     16,517              (513)
                                                                                 --------          --------

Cash flows from financing activities
    Principal payment on revolving credit facility                                      0                 0
    Proceeds from exercise of stock options                                             0                 0
    Principal payment on capital lease obligations                                     (9)
    Purchase of treasury stock                                                          0              (420)
                                                                                 --------          --------
           Net cash provided by (used in) financing activities                         (9)             (423)
                                                                                 --------          --------

Effect of exchange differences on cash                                                  0               371
                                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents                               16,350            (3,116)

Cash and cash equivalents, beginning of period                                      5,140            18,800
                                                                                 --------          --------

Cash and cash equivalents, end of period                                         $ 21,490          $ 15,684
                                                                                 --------          --------



See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.         BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the two-month transition period ended December 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and the consolidated financial statements contained therein.

2.         REPORTING CURRENCY

           The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.         RECLASSIFICATION

           Certain prior year amounts have been reclassified to conform to the current period presentation.

4.         INVENTORY

                                                                         DECEMBER 31,                  DECEMBER 31,
                                                                             1999                          1998
                                                                             ----                          ----
                                                                                      ($`000'S OMITTED)

           Raw materials                                                   $ 1,978                       $ 2,325
           Work-in-progress                                                     70                           545
           Finished goods                                                    1,570                         1,642
                                                                           -------                       -------
                                                                           $ 3,618                       $ 4,512
                                                                           -------                       -------



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

           The Company has evaluated the effect that SFAS No. 133 will have on its consolidated financial position or results of operations for the period ended December 31, 2000 and has determined that the Company has no reporting requirements under the statement.

7.         COMPREHENSIVE EARNINGS (LOSS)

           The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and disclosure of comprehensive income effective November 1999.

           Comprehensive earnings (loss) for the two-month transition periods ended December 31, 1999 and 1998 was $9,887,000 and $(1,731,000),
           respectively. Comprehensive earnings (loss) recorded relates to foreign currency translation losses for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company's Condensed Consolidated Statements of Operations and Pro Forma Condensed Consolidated Statements of Operations.

                 TWO-MONTH TRANSITION PERIOD ENDED DECEMBER 31,

                            (In Thousands US Dollars)

                                                           1999          1998         1998
                                                           ----          ----         ----
                                                                                     PRO FORMA
                                                                                     ---------
Net sales:

  Digital Multimedia and Networking                      $ 1,348       $ 1,024       $ 1,024
  Wireless Communications and Security                       953         2,119           831
                                                         -------       -------       -------
       Total net sales                                     2,301         3,143         1,855

Cost of sales                                              1,746         2,023         1,466
                                                         -------       -------       -------

       Gross profit (loss)                                   555         1,120           389

Selling, general, administrative and other expenses        3,154         2,966         2,492
                                                         -------       -------       -------

       Operating profit (loss)                           $(2,599)      $(1,846)      $(2,103)
                                                         -------       -------       -------



                         (As a Percentages of Net Sales)

                                                           1999          1998         1998
                                                           ----          ----         ----
                                                                                     PRO FORMA
                                                                                     ---------

Net sales:

  Digital Multimedia and Networking                         58.6%        32.6%        55.2%
  Wireless Communications and Security                      41.4%        67.4%        44.8%
                                                         -------       -------       -------

       Total net sales                                     100.0%       100.0%       100.0%

Cost of sales                                               75.9%        64.4%        79.0%
                                                         -------       -------       -------

       Gross profit (loss)                                  24.1%        35.6%        21.0%

Selling, general, administrative and other expenses        137.0%        94.4%       134.3%
                                                         -------       -------       -------

       Operating profit (loss)                            (112.9%)      (58.8%)     (113.3%)
                                                         -------       -------       -------


RESULTS OF OPERATIONS

In November 1999 the Company divested its Derived Channel technology to British Telecommunications plc. The transaction comprised the sale of the Company's Derived Channel technology and wholly owned subsidiary, Bronzebase Limited, an English limited liability company, which owned all of the stock of Versus Technology Limited. As part of the transaction the Company retained the right to market, under license, derived channel in North, Central and South America, South Korea and Australia.

The management discussion and analysis of financial condition and results of operations which follows covers the Company's two-month transition period ended December 31, 1999 comparing same against (i) the two-month period ended December 31, 1998 and (ii) on a pro forma basis the two-month transition period ended December 31, 1999 adjusted for income and expenditures directly related to the Company's divested Derived Channel technology.

DIRECT COMPARISON

Net sales decreased 26.8% to $2,301,000 for the two-month transition period ended December 31, 1999, as compared to $3,143,000 for the comparable period in 1998.

Digital Multimedia and Networking product and service sales and revenues increased by 31.6% to $1,348,000 for the two-month transition period ended December 31, 1999 as compared to the comparable period in 1998. The principal reason for the increase was improved Digital Multimedia Networking sales, derived from concentrated sales and marketing efforts to the educational distance learning sector.

Wireless Communications and Security product and service sales and revenues decreased by 55.0% to $953,000 for the two-month transition period ended December 31, 1999 as compared to the comparable period in 1998. The principal reason for the decrease was the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel. The decrease was, however, offset by the continued growth in Wireless Communications product sales and service revenues from the marketing and sales effort to establish Cellemetry as a recognized national data transport service.

Cost of sales decreased by 13.7% to $1,746,000 for the two-month transition period ended December 31, 1999 as compared to $2,023,000 for the comparable period in 1998. The decrease in cost of sales resulted primarily from the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel.

Gross profit as a percentage of net sales decreased to 24.1% for the two-month transition period ended December 31, 1999 as compared to 35.6% for the comparable period in 1998. The decrease in gross profit margin resulted primarily from the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel.

Selling, general, administrative and other expenses increased by 6.3% to $3,154,000 for the two-month transition period ended December 31, 1999 as compared to $2,966,000 for the comparable period in 1998. The principal reason for the increase was higher operating expenditures in the Company's Wireless Communications business necessary as part of the marketing and sales effort to establish Cellemetry as a recognized national data transport service together with continuing investment in product and service development and sales and marketing programs across all the Company's lines of business particularly in the Company's Digital Multimedia business. The increase was, however, partially offset by the absence, for the entire period, of Derived Channel Systems selling, general, administrative and other expenses resulting from the divestment of Derived Channel.

Interest and other income increased by 7.5% to $100,000 for the two-month transition period ended December 31, 1999 as compared to $93,000 for the comparable period in 1998. The increase was primarily related to interest income earned on cash balances.

As described above, in November 1999 the Company divested its Derived Channel technology to British Telecommunications plc. The transaction comprised the sale of the Company's Derived Channel technology and wholly owned subsidiary, Bronzebase Limited, an English limited liability company, which owned all of the stock of Versus Technology Limited. The gain on the sale of assets and business, net of income tax, amounted to $11,819,000.

Minority interest increased by 57.2% to $591,000 for the two-month transition period ended December 31, 1999 as compared to $376,000 for the comparable period in 1998. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company.

The Company, due to the loss position from operations, did not record a tax provision for the two-month transtion period ended December 31, 1999 as compared to a tax provision of $114,000 for the comparable period in 1998. The change in tax provision resulted from the sale of the Company's United Kingdom Derived Channel business as part of the divestment of Derived Channel.

The Company recorded net earnings of $9,911,000 for the two-month transition period ended December 31, 1999 as compared to a net loss of $1,491,000 for the comparable period in 1998.

The weighted average shares outstanding declined to 10,343,000 and potential shares outstanding on a diluted basis amounted to 11,250,000 for the transition period ended December 31, 1999 as compared to weighted average and diluted shares outstanding of 10,541,000 for the comparable period in 1998.

PRO FORMA COMPARISON

On a pro forma comparative basis, excluding sales of the divested Derived Channel for the two-month transition period ended December 31, 1998, net sales increased by 24.0% to $2,301,000 for the two-month transition period ended December 31, 1999 as compared to $1,855,000 for the comparable period in 1998.

On a pro forma comparative basis, Wireless Communications and Security product and service sales and revenues increased by 14.7% to $953,000 for the two-month transition period ended December 31, 1999 as compared to the comparable period in 1998. The principal reason for the increase was the continued growth in Wireless Communications product sales and service revenues from the marketing and sales effort to establish Cellemetry as a recognized national data transport service.

On a pro forma comparative basis, excluding cost of sales of the divested Derived Channel for the two-month transition period ended December 31, 1998, cost of sales increased by 19.1% to $1,746,000 for the two-month transition period ended December 31, 1999 as compared to $1,466,000 for the comparable period in 1998. The increase in cost of sales resulted from the increased level of sales activity and the mix of sales in the period across all of the Company's lines of business.

On a pro forma comparative basis, excluding gross profit of the divested Derived Channel for the two-month transition period ended December 31, 1998, gross profit as a percentage of net sales increased to 24.1% for the two-month transition period ended December 31, 1999 as compared to 21.0% for the comparable period in 1998. The increase in gross profit margin resulted from the increased level of sales activity and sales mix in the period across all of the Company's lines of business augmented by the growth of the Company's recurring service revenues.

On a pro forma comparative basis, excluding the selling, general, administrative and other expenses of the divested Derived Channel for the two-month transition period ended December 31, 1998, selling, general, administrative and other expenses increased by 26.6% to $3,154,000 for the two-month transition period ended December 31, 1999 as compared to $2,492,000 for the comparable period in 1998. The increase in selling, general, administrative and other expenses resulted primarily from increased expenditure in the Company's Wireless Communications business necessary as part of the marketing and sales effort to establish Cellemetry as a recognized national data transport service and continuing investment in product and service development and sales and marketing programs across all the Company's lines of business.

On a pro forma comparative basis, excluding interest and other income of the divested Derived Channel for the two-month transition ended December 31, 1998, interest and other income increased to a $100,000 for the two-month transition period ended December 31, 1999 as compared to a net expense of $18,000 for the comparable period in 1998. The increase was primarily related to interest income earned on cash balances.

Minority interest increased by 57.2% to $591,000 for the two-month transition period ended December 31, 1999 as compared to $376,000 for the comparable period in 1998. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company.

On a pro forma comparative basis, excluding the results of operations of the divested Derived Channel for the two-month transition period ended December 31, 1998, the net loss recorded by the Company increased by 9.3% to $1,908,000 for the two-month transition period ended December 31, 1999 as compared to $1,745,000 for the comparable period in 1998.

The weighted average shares and diluted shares outstanding declined to 10,343,000 for the transition period ended December 31, 1999 as compared to weighted average and diluted shares outstanding of 10,541,000 for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities decreased by 93.8% to $158,000 for the two-month transition period ended December 31, 1999 as compared to $2,549,000 for the comparable period in 1998. The decrease in cash used was primarily due to positive working capital.

Net cash provided by investing activities increased to $16,517,000 for the two-month transition period ended December 31, 1999 as compared to net cash used in investing activities of $513,000 for the comparable period in 1998. The increase was primarily the result of the divestment of the Company's Derived Channel technology, which generated proceeds of $16,882,000 and lower levels of investment in tangible and intangible assets.

Net cash used in financing activities decreased to $9,000 for the two-month transition period ended December 31, 1999 as compared to $423,000 for the comparable period in 1998, which primarily comprised the buy-back of the Company's common stock.

The Company had working capital balances of $24,812,000 and $12,513,000, respectively, as of December 31, 1999 and October 31, 1999.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and the proceeds from the sale of its Derived Channel technology in November 1999. The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC to fund the operations of Cellemetry LLC to an amount of $5,500,000 by way of interest bearing debt financing. The financing will be used to fund the operations of Cellemetry LLC and Uplink Security, Inc. as both operations are expected to be cash flow negative in fiscal 2000.

Expansion of the Company's Digital Multimedia Networking business in fiscal 2000, including the establishment and increased market penetration of PowerPlay(TM), may require greater capital investments than in the past.

The Company believes that its cash and cash equivalents, including funds available from the divestment of its Derived Channel technology, and cash provided by operating activities, will be sufficient to finance its operating and capital requirements in fiscal 2000.

Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

At December 31, 1999, the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements in an overnight investment account. At December 31, 1999, the Company has no outstanding borrowings payable. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           As previously reported in the Company's Form 10 - Q for the three-month period ended January 31, 2000, in connection with the Company's acquisition of the entire equity interest in Uplink Security, Inc. ("Uplink") a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholders shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is entering the discovery phase.

           Neither the Company nor its officers are parties to the litigation. The Company believes however, that the value the minority stockholder is claiming for the shares is in excess of the fair value of those shares. The Company also believes that the minority stockholder's other claims are without merit, and Uplink intends to vigorously defend the litigation.

ITEM 2.    CHANGES IN SECURITIES.

           As previously reported in the Company's Form 10 - Q for the three-month period ended January 31, 2000, in November 1999, the Company entered into the First Amendment to the Operating Agreement and issued to BellSouth Wireless, Inc. 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless Inc.'s option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion. The Preferred Stock was issued pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933. The Preferred Stock carries a cumulative 8% dividend.

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

                                    NUMEREX CORP.
                                    -------------
                                    (Registrant)




Date:       JUNE 12, 2000           By:   /s/    Stratton J. Nicolaides
       --------------------            ---------------------------------
                                                 STRATTON J. NICOLAIDES
                                                 Chairman and
                                                 Chief Executive Officer



Date:       JUNE 12, 2000           By:   /s/    Peter J. Quinn
       --------------------            ----------------------------------
                                                 PETER J. QUINN
                                                 Executive Vice President,
                                                 Chief Financial Officer, and
                                                 Principal Financial and Accounting Officer
