Form 10-Q
period 2000-06-30
NUMEREX CORP /PA/
filed 2000-08-14
CIK 870753

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended            Commission File Number
               JUNE 30, 2000                            0-22920
       ------------------------------            ----------------------

                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               11-2948749
      -------------------------------            ----------------------
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

Yes /X/    No / /

As of July 28, 2000, an aggregate of 10,368,213 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE
                                                                                       ----
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and
   October 31, 1999                                                                       5

Condensed Consolidated Statements of Operations and Comprehensive Income
   (unaudited) for the three-month period ended March 31, 2000 and 1999                   7

Pro Forma Condensed Consolidated Statements of Operations and Comprehensive
   Income (unaudited) for the three-month period ended March 31, 2000 and 1999            8

Condensed Consolidated Statements of Operations and Comprehensive Income
   (unaudited) for the three-month and six-month period ended June 30, 2000 and 1999      9

Pro Forma Condensed Consolidated Statements of Operations and Comprehensive
   Income (unaudited) for the three-month and six-month period ended
   June 30, 2000 and 1999                                                                10

Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month
   period ended June 30, 2000 and 1999                                                   11

Notes to Condensed Consolidated Financial Statements (unaudited)                         12

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                           14

Item 3.   Quantitative and Qualitative Disclosures about Market Risks                    19

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              20

Item 2.   Changes in Securities                                                          20

Item 3.   Defaults Upon Senior Securities                                                20

Item 4.   Submission of Matters to a Vote of Security Holders                            20


                         NUMEREX CORP. AND SUBSIDIARIES

                                                                                      PAGE
                                                                                       ----
Item 5.   Other Information                                                              21

Item 6.   Exhibits and Reports on Form 8-K                                               22

Signature Page                                                                           22

FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2000 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  NUMEREX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                          JUNE 30,     DECEMBER 31,   OCTOBER 31,
                                                                            2000          1999           1999
                                                                         (UNAUDITED)   (UNAUDITED)
                                                                         -----------   ------------   -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $ 19,357      $ 21,490      $  5,691
     Accounts receivable, net                                                5,378         6,241        11,015
     Inventory                                                               3,986         3,618         4,525
     Prepaid taxes                                                               0             0           311
     Prepaid expenses                                                          129           259           293
                                                                          --------      --------      --------
                           TOTAL CURRENT ASSETS                             28,850        31,608        21,835

PROPERTY AND EQUIPMENT, NET                                                  2,707         2,899         3,792

GOODWILL, NET                                                               11,086        11,404         8,808
INTANGIBLE ASSETS, NET                                                      10,131        10,410        12,108
OTHER ASSETS                                                                    84            84            85
                                                                          --------      --------      --------
                           TOTAL ASSETS                                   $ 52,858      $ 56,405      $ 46,628
                                                                          ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $  2,056      $  2,823      $  4,159
     Income taxes                                                              444           854         1,902
     Other current liabilities                                               2,396         3,094         3,231
     Obligations under capital leases, current portion                          26            25            30
                                                                          --------      --------      --------
                           TOTAL CURRENT  LIABILITIES                        4,922         6,796        9,322

LONG TERM LIABILITIES
     Obligations under capital leases                                           64            85            84
                                                                          --------      --------      --------

MINORITY INTEREST                                                            5,370         6,616         7,201
                                                                          --------      --------      --------
SHAREHOLDERS' EQUITY
Preferred stock--no par value; authorized 3,000,000; issued 30,000
   at June 30, 2000 and December 31, 1999 and 0 at October 31, 1999          3,000         3,000             0
   Class A , common stock--no par value; authorized 30,000,000; issued
   12,047,542 at June 30, 2000 and 11,609,492 at October 31, and
   December 1, 1999                                                         31,425        29,870        29,870
Additional paid-in-capital                                                     370           370           370
Treasury stock, at cost, 1,266,400 shares at June 30, 2000 and
   December 31 and October 31, 1999                                         (5,222)       (5,222)       (5,222)
Accumulative other comprehensive income                                        (47)          (20)            4
Retained earnings                                                           12,976        14,910         4,999
                                                                          --------      --------      --------
                                                                            42,502        42,908        30,021
                                                                          --------      --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 52,858      $ 56,405      $ 46,628
                                                                          ========      ========      ========

     See accompanying notes to condensed consolidated financial statements

                        NUMEREX CORP.--DIRECT COMPARISON

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOR THE THREE
                                                                       MONTH PERIOD ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                      2000            1999
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                  -----------     -----------
Net sales                                                         $  5,139        $  5,691

Cost of sales                                                        2,426           3,506

Selling, general, administrative and other expenses                  3,985           4,935
                                                                  --------        --------

    Operating profit (loss)                                         (1,272)         (2,750)

Interest and other income, net                                         309              82
Gain on disposition of assets and business, net of income tax            0               0
Minority interest                                                      581             713
                                                                  --------        --------
    Earnings (loss) before income taxes                               (382)         (1,955)

Provision for income taxes                                               0             323

    Net earnings (loss)                                               (382)         (2,278)

Preferred stock dividend                                                60               0

    Net earnings (loss) applicable to common shareholders             (442)         (2,278)
                                                                  ========        ========
Other comprehensive earnings (loss), net of income taxes
  Foreign currency translation adjustment                              (17)             24
                                                                  --------        --------

    Comprehensive earnings (loss)                                 $   (459)       $ (2,254)
                                                                  ========        ========
Basic earnings (loss) per common share                            $  (0.04)       $  (0.22)
Diluted earnings (loss) per common share                             (0.04)          (0.22)
                                                                  --------        --------
Number of shares used in per share calculation
    Basic                                                           10,434          10,351
    Diluted                                                         10,434          10,351
                                                                  --------        --------


The Direct Comparison Condensed Consolidated Statements of Operations and Comprehensive Income are presented inclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended March 31, 2000 and 1999, respectively.

     See accompanying notes to condensed consolidated financial statements

                       NUMEREX CORP.--PRO FORMA COMPARISON

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE THREE
                                                                  MONTH PERIOD ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000            1999
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
Net sales                                                     $  5,139         $  2,865

Cost of sales                                                    2,426            2,479

Selling, general, administrative and other expenses              3,985            4,199
                                                              --------         --------

    Operating profit (loss)                                     (1,272)          (3,813)

Interest and other income, net                                     309               54
Minority interest                                                  581              713
                                                              --------         --------

    Earnings (loss) before income taxes                           (382)          (3,046)

Provision for income taxes                                           0                0
                                                              --------         --------

    Net earnings (loss)                                           (382)          (3,046)

Preferred stock dividend                                            60                0

                                                              --------         --------
    Net earnings (loss) applicable to common shareholders         (442)          (3,046)
                                                              ========         ========
Other comprehensive earnings (loss), net of income taxes
  Foreign currency translation adjustment                          (17)              75
                                                              --------         --------

    Comprehensive earnings (loss)                             $   (459)        $ (2,971)
                                                              ========         ========

Basic earnings (loss) per common share                        $  (0.04)        $  (0.29)
Diluted earnings (loss) per common share                         (0.04)           (0.29)
                                                              --------         --------

Number of shares used in per share calculation
    Basic                                                       10,434           10,351
    Diluted                                                     10,434           10,351
                                                              --------         --------


The Pro Forma Comparison Condensed Consolidated Statements of Operations and Comprehensive Income are presented exclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended March 31, 2000 and 1999, respectively.

     See accompanying notes to condensed consolidated financial statements

                        NUMEREX CORP.--DIRECT COMPARISON

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTH          FOR THE SIX MONTH
                                                    PERIOD ENDED JUNE 30,        PERIOD ENDED JUNE 30,
                                                  -------------------------   -------------------------
                                                    2000           1999          2000          1999
                                                 (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                 -----------    -----------   -----------   -----------
Net sales                                          $  4,933      $ 10,011      $ 10,072      $ 15,702

Cost of sales
                                                      2,831         4,742         5,257         8,248

Selling, general, administrative
   and other expenses                                 4,668         5,029         8,653         9,964
                                                   --------      --------      --------      --------

    Operating profit (loss)                          (2,566)          240        (3,838)       (2,510)

Interest and other income, net
                                                        431            25           740           107
Gain on disposition of assets and
business, net of income tax                               0             0             0             0
Minority interest                                       703           728         1,284         1,441
                                                   --------      --------      --------      --------

    Earnings (loss) before income taxes              (1,432)          993        (1,814)         (962)

Provision for income taxes                                0           643             0           966
                                                   --------      --------      --------      --------
    Net earnings (loss)                              (1,432)          350        (1,814)       (1,928)

Preferred stock dividend                                 60             0           120             0
                                                   --------      --------      --------      --------

    Net earnings (loss) applicable
      to common shareholders                         (1,492)          350        (1,934)       (1,928)
                                                   ========      ========      ========      ========

Other comprehensive income (loss),
  net of income taxes

  Foreign currency translation adjustment               (10)         (399)          (27)         (375)
                                                   --------      --------      --------      --------

    Comprehensive earnings (loss)                  $ (1,502)     $    (49)     $ (1,961)     $ (2,303)
                                                   ========      ========      ========      ========

Basic earnings (loss) per common share             $  (0.14)     $   0.03      $  (0.18)     $  (0.19)
Diluted earnings (loss) per common shar               (0.14)         0.03         (0.18)        (0.19)
                                                   --------      --------      --------      --------

Number of shares used in per share calculation
    Basic                                            10,781        10,343        10,608        10,347
    Diluted                                          10,781        10,401        10,608        10,347
                                                   --------      --------      --------      --------


The Direct Comparison Condensed Consolidated Statements of Operations and Comprehensive Income are presented inclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended June 30, 2000 and 1999, respectively.

     See accompanying notes to condensed consolidated financial statements

                      NUMEREX CORP. - PRO FORMA COMPARISON

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTH           FOR THE SIX MONTH
                                                     PERIOD ENDED JUNE 30,        PERIOD ENDED JUNE 30,

                                                       2000         1999          2000          1999
                                                   (UNAUDITED)  (UNAUDITED)    (UNAUDITED)   (UNAUDITED)

Net sales                                          $  4,933      $  6,087      $ 10,072      $  8,952

Cost of sales
                                                      2,831         3,673         5,257         6,152

Selling, general, administrative and
  other expenses                                      4,668         4,281         8,653         8,480
                                                   --------      --------      --------      --------

    Operating profit (loss)                          (2,566)       (1,867)       (3,838)       (5,680)

Interest and other income, net                          431            16           740            70
Minority interest
                                                        703           728         1,284         1,441
                                                   --------      --------      --------      --------

    Earnings (loss) before income taxes              (1,432)       (1,123)       (1,814)       (4,169)

Provision for income taxes                                0             0             0             0
                                                   --------      --------      --------      --------

    Net earnings (loss)                              (1,432)       (1,123)       (1,814)       (4,169)

Preferred stock dividend                                 60             0           120             0
                                                   --------      --------      --------      --------

    Net earnings (loss) applicable
      to common shareholders                         (1,492)       (1,123)       (1,934)       (4,169)
                                                   ========      ========      ========      ========

Other comprehensive income (loss), net
  of income taxes
  Foreign currency translation adjustment               (10)         (107)          (27)          (32)
                                                   --------      --------      --------      --------

    Comprehensive earnings (loss)                  $ (1,502)     $ (1,230)     $ (1,961)     $ (4,201)
                                                   ========      ========      ========      ========

Basic earnings (loss) per common share             $  (0.14)     $ (0.11)      $  (0.18)     $  (0.40)
Diluted earnings (loss) per common share
                                                      (0.14)       (0.11)      $  (0.18)     $  (0.40)
                                                   --------      --------      --------      --------

Number of shares used in per share calculation
    Basic                                            10,781        10,343        10,608        10,347
    Diluted                                          10,781        10,343        10,608        10,347
                                                   --------      --------      --------      --------


The Pro Forma Comparison Condensed Consolidated Statements of Operations and Comprehensive Income are presented exclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended June 30, 2000 and 1999, respectively.

     See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                               FOR THE SIX MONTH
                                                                             PERIOD ENDED JUNE 30,
                                                                          ---------------------------
                                                                             2000            1999
                                                                          (UNAUDITED)     (UNAUDITED)
                                                                          -----------     -----------
Cash flows from operating activities:
    Net earnings (loss)                                                   $ (1,814)       $ (1,928)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                          1,405           1,701
      Minority interest                                                     (1,284)         (1,441)
      Gain on disposition of assets                                              0               0
      Gain on disposition of business                                            0               0
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                    863          (2,202)
        Inventory                                                             (366)         (1,156)
        Prepaid expenses and taxes                                            (280)          1,056
        Accounts payable                                                      (768)          2,226
        Other assets and liabilities                                          (698)            106
                                                                          --------        --------
           Net cash provided by (used in) operating activities              (2,942)         (1,638)
                                                                          --------        --------

Cash flows from investing activities
    Proceeds from disposition of assets                                          0               0
    Proceeds from disposition of business                                        0               0
    Purchase of property and equipment                                        (475)         (1,028)
    Purchase of intangible and other assets                                   (120)           (349)
    Investment in business                                                     (22)              0
                                                                          --------        --------
           Net cash provided by (used in) investing activities                (617)         (1,377)
                                                                          --------        --------
Cash flows from financing activities
    Principal payment on revolving credit facility                               0          (6,000)
    Proceeds from exercise of stock options                                  1,593               0
    Principal payment on capital lease obligations                             (20)             (2)
    Dividend payments                                                         (120)              0
    Purchase of treasury stock                                                   0            (158)
                                                                          --------        --------
           Net cash provided by (used in) financing activities               1,453          (6,160)
                                                                          --------        --------
Effect of exchange differences on cash                                         (27)           (921)
                                                                          --------        --------

Net increase (decrease) in cash and cash equivalents                        (2,133)        (10,096)

Cash and cash equivalents, beginning of period                              21,490           5,684
                                                                          --------        --------

Cash and cash equivalents, end of period                                  $ 19,357         $ 5,588
                                                                          ========        ========

     See accompanying notes to condensed consolidated financial statement

                                  NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and the consolidated financial statements contained therein.

2.   REPORTING CURRENCY

     The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.   RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current period presentation.

4.   INVENTORY

                      JUNE 30, 2000   DECEMBER 31, 1999   OCTOBER 31, 1999
                      -------------   -----------------   ----------------
                                      ($'000's omitted)

Raw materials            $1,521           $1,978             $ 1,871
Work-in-progress             54               70                 698
Finished goods            2,411            1,570               1,956
                        -------          -------             -------
Total                   $ 3,986          $ 3,618             $ 4,525
                        -------          -------             -------

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

6.   SHAREHOLDER'S EQUITY

     The Company in the six-month period to June 30, 2000 issued 438,050 shares of Class A Common Stock of the Company following the exercise of stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This quarterly report on Form 10-Q for the period ended June 30, 2000 is the first quarterly report filed by the Company following its change in fiscal year end from October 31 to December 31.

Under applicable SEC regulations, the Company is permitted to combine the information presented below for the quarter ended June 30, 2000 with the information for the two months of February 2000 and March 2000. To facilitate an understanding of the Company's financial condition and results of operations, however, the Company has chosen to present information for the combined period of January 1, 2000 to June 30, 2000. The Company also has included separate financial statements (unaudited) in this quarterly report for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company's Direct Comparison Condensed Consolidated Statements of Operations and Pro Forma Comparison Condensed Consolidated Statements of Operations.


                         SIX-MONTH PERIOD ENDED JUNE 30,
                           (In Thousands U.S. Dollars)

                                                          2000          1999          1999
                                                          ----          ----          ----
                                                                                    PRO FORMA
Net sales:
  Digital Multimedia and Networking                     $  4,840      $  5,587      $  5,587
  Wireless Communications and Security                     5,232        10,115         3,365
                                                        --------      --------      --------
       Total net sales                                    10,072        15,702         8,952
Cost of sales                                              5,257         8,248         6,152
                                                        --------      --------      --------
       Gross profit (loss)                                 4,815         7,454         2,800
Selling, general, administrative and other expenses        8,653         9,964         8,480
                                                        --------      --------      --------
       Operating profit (loss)                          $ (3,838)     $ (2,510)     $ (5,680)
                                                        --------      --------      --------



                         (As a Percentages of Net Sales)

                                                         2000          1999          1999
                                                          ----          ----          ----
                                                                                    PRO FORMA
Net sales:

  Digital Multimedia and Networking                        48.1%       35.6%           62.4%
  Wireless Communications and Security                     51.9%       64.4%           37.6%
                                                        --------      --------      --------
       Total net sales                                    100.0%      100.0%          100.0%
Cost of sales                                              52.2%       52.5%           68.7%
                                                        --------      --------      --------
       Gross profit (loss)                                 47.8%       47.5%           31.3%
Selling, general, administrative and other expenses        85.9%       63.5%           94.7%
                                                        --------      --------      --------
       Operating profit (loss)                            (38.1%)     (16.0%)         (63.4%)
                                                        --------      --------      --------

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

The management discussion and analysis of financial condition and results of operations which follows covers the Company's six-month period ended June 30, 2000 comparing same against (i) the six-month period ended June 30, 1999 and
(ii) on a pro forma basis the six-month period ended June 30, 1999 adjusted for income and expenditures directly related to the Company's divested Derived Channel technology.

DIRECT COMPARISON

Net sales decreased 35.9% to $10,072,000 for the six-month period ended June 30, 2000, as compared to $15,702,000 for the comparable period in 1999.

Digital Multimedia and Networking product and service sales and revenues decreased by 13.4% to $4,840,000 for the six-month period ended June 30, 2000 as compared to the comparable period in 1999.

The principal reason for the reduction in sales was a 36.2% decrease in Digital Multimedia product sales resulting from the transition from the marketing and sale of analog based product to the marketing and sale of the new digital hardware and software based product platform, `PowerPlay'. The reduction in sales was, however, partially offset by a 53.0% increase in Networking product and service sales resulting from growth in its core business activities.

Wireless Communications and Security product and service sales and revenues decreased by 48.3% to $5,232,000 for the six-month period ended June 30, 2000 as compared to the comparable period in 1999.

The principal reason for the reduction in sales was the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel. The reduction in sales was, however, partially offset by the continued growth in Wireless Communications product and service revenues, an increase of 76.7%, resulting from the marketing and sales effort to establish the Company as a recognized national wireless data service.

Cost of sales decreased by 36.3% to $5,257,000 for the six-month period ended June 30, 2000 as compared to $8,248,000 for the comparable period in 1999.

The reduction in cost of sales resulted primarily from the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel.

Gross profit as a percentage of net sales increased to 47.8% for the six-month period ended June 30, 2000 as compared to 47.5% for the comparable period in 1999.

Selling, general, administrative and other expenses decreased by 13.2% to $8,653,000 for the six-month period ended June 30, 2000 as compared to $9,964,000 for the comparable period in 1999.

The principal reason for the reduction resulted primarily from the loss, for the entire period, of Derived Channel Systems expenses resulting from the divestment of Derived Channel.

Interest and other income increased by 591.6% to $740,000 for the six-month period ended June 30, 2000 as compared to $107,000 for the comparable period in 1999. The increase was primarily related to interest income earned on cash balances.

Minority interest decreased by 10.9% to $1,284,000 for the six-month period ended June 30, 2000 as compared to $1,441,000 for the comparable period in 1999. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company.

The Company, due to the loss position from operations, did not record a tax provision for the six-month period ended June 30, 2000 as compared to a tax provision of $966,000 for the comparable period in 1999. The change in tax provision resulted from the sale of the Company's United Kingdom Derived Channel business as part of the divestment of Derived Channel.

The Company recorded a net loss of $1,814,000 for the six-month period ended June 30, 2000 as compared to a net loss of $1,928,000 for the comparable period in 1999.

The weighted average and diluted shares outstanding increased to 10,608,000 for the period ended June 30, 2000 as compared to weighted average and diluted shares outstanding of 10,347,000 for the comparable period in 1999.

PRO FORMA COMPARISON

On a pro forma comparative basis, excluding sales of the divested Derived Channel for the six-month period ended June 30, 1999, net sales increased by 12.5% to $10,072,000 for the six-month period ended June 30, 2000 as compared to $8,952,000 for the comparable period in 1999.

On a pro forma comparative basis, Wireless Communications and Security product and service sales and revenues increased by 55.5% to $5,232,000 for the six-month period ended June 30, 2000 as compared to the comparable period in 1999.

The principal reason for the improvement was the continued growth in Wireless Communications product and service revenues, an increase of 76.7%, resulting from the marketing and sales effort to establish the Company as a recognized national wireless data service. Additionally, residual Derived Channel wireline Security product and service sales increased by 30.4%.

The increase in Security revenues resulted from one-time product and service contract revenues earned in Australia that was reflected in the three-month period ended March 31, 2000. Excluding the Australian product and services contract revenues, residual Derived Channel wireline Security product and service contract revenues decreased by 53.6%.

On a pro forma comparative basis, excluding cost of sales of the divested Derived Channel for the six-month period ended June 30, 1999, cost of sales decreased by 14.6% to $5,257,000 for the six-month period ended June 30, 2000 as compared to $6,152,000 for the comparable period in 1999.

The reduction in cost of sales was primarily accounted for by the decrease in Digital Multimedia product and service sales resulting from the transition from the marketing and sale of analog based product to the marketing and sale of the new digital hardware and software based product platform, `PowerPlay'. The reduction in cost of sales was also favorably impacted by the increase in Wireless Communication product and service sales and revenues, particularly from the continuing growth in recurring service revenues.

On a pro forma comparative basis, excluding gross profit of the divested Derived Channel for the six-month period ended June 30, 1999, gross profit as a percentage of net sales increased to 47.8% for the six-month period ended June 30, 2000 as compared to 31.3% for the comparable period in 1999.

The improvement in gross profit margin resulted from the combined impact of the increase in Company product and service sales revenues and the decrease in Company cost of sales expense.

On a pro forma comparative basis, excluding the selling, general, administrative and other expenses of the divested Derived Channel for the six-month period ended June 30, 1999, selling, general, administrative and other expenses increased by 2.0% to $8,653,000 for the six-month period ended June 30, 2000 as compared to $8,480,000 for the comparable period in 1999.

On a pro forma comparative basis, excluding interest and other income of the divested Derived Channel for the six-month period ended June 30, 1999, interest and other income increased to $740,000 for the six-month period ended June 30, 2000 as compared to $70,000 for the comparable period in 1999. The increase was primarily related to interest income earned on cash balances.

Minority interest decreased by 10.9% to $1,284,000 for the six-month period ended June 30, 2000 as compared to $1,441,000 for the comparable period in 1999. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company.

On a pro forma comparative basis, excluding the results of operations of the divested Derived Channel for the six-month period ended June 30, 1999, the net loss recorded by the Company decreased by 56.5% to $1,814,000 for the six-month period ended June 30, 2000 as compared to $4,169,000 for the comparable period in 1999.

The reduction in net loss primarily resulted from the increased level of sales activity, composition of product and service sales revenues and the continuing growth of the Company's recurring service revenues.

The weighted average shares and diluted shares outstanding increased to 10,608,000 for the period ended June 30, 2000 as compared to weighted average and diluted shares outstanding of 10,347,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities increased by 79.6% to $2,942,000 for the six-month period ended June 30, 2000 as compared to $1,638,000 for the comparable period in 1999. The increase in cash used was primarily due to changes in working capital.

Net cash used in investing activities decreased by 55.2% to $617,000 for the six-month period ended June 30, 2000 as compared to net cash used in investing activities of $1,377,000 for the comparable period in 1999. The decrease was the result of reduced investment in tangible and intangible assets.

Net cash provided by financing activities amounted to $1,453,000 for the six-month period ended June 30, 2000 as compared to net cash used in financing activities of $6,160,000 for the comparable period in 1999.

The change in cash position was primarily accounted for by the receipt of $1,593,000 of proceeds from the exercise of stock options which resulted in the issue of an additional 438,050 shares of the Company's Class A Common Stock in the period to June 30, 2000 and the repayment, in full in January 1999, of amounts due under the Company's then Revolving Credit Facility and the buy-back of the Company's common stock in the corresponding period in 1999.

The Company had working capital balances of $23,928,000 and $12,513,000, respectively, as of June 30, 2000 and October 31, 1999.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and the proceeds from the sale of Derived Channel in November 1999.

The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC to fund the operations of Cellemetry LLC to an amount of $5,500,000 by way of interest bearing debt financing. The financing will be used to fund the operations of Cellemetry LLC and Uplink Security, Inc. as both operations are expected to be cash flow negative in fiscal 2000.

Expansion of the Company's Digital Multimedia Networking business in fiscal 2000, including the establishment and increased market penetration of PowerPlay-TM-, may require greater capital investments than in the past.

The Company believes that its cash and cash equivalents, including funds available from the divestment of its Derived Channel technology will be sufficient to finance its operating and capital requirements in fiscal 2000.

Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

At June 30, 2000 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements in an overnight investment account. At June 30, 2000 the Company has no outstanding borrowings payable except for obligations under capital leases. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

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

ITEM 2.   CHANGES IN SECURITIES.

          None--not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None--not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders of the Company was held on April 28, 2000 (the "Meeting"). Three proposals were presented for a vote at the Meeting.

          Proposal 1--The election of six directors, George Benson, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos and Andrew J. Ryan, each to serve as a director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2001 and until the election and qualification of each successor.

          Proposal 1--To elect a Board of Directors consisting of six persons to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

          The proposal was approved as follows:


                                 FOR        WITHHELD
                                 ---        --------

George Benson                 8,782,267      459,700
Matthew J. Flanigan           8,782,267      459,700
Allan H. Liu                  8,782,267      459,700
Stratton J. Nicolaides        8,782,242      459,725
John G. Raos                  8,782,267      459,700
Andrew J. Ryan                8,782,267      459,700


          Proposal 2--The approval of the Company's Long -Term Incentive Plan.

               Proposal 2--To approve the Company's Long-Term Incentive Plan.

               The  proposal was approved as follows:

                                 FOR         AGAINST     ABSTAIN
                                 ---         -------     -------

                             5,327,246       585,981     45,800


          Proposal 3--The ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for the current fiscal year ending October 31, 2000.

               Proposal 3--To consider and vote upon the ratification of the selection by the Board of Directors of Grant Thornton LLP as independent accountants to the Company for the current fiscal year ending October 31, 2000.

                  The proposal was approved as follows:


                                 FOR         AGAINST     ABSTAIN
                                 ---         -------     -------

                              9,237,417      2,850       1,700




ITEM 5.   OTHER INFORMATION.

          None - not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          10.10  Numerex Corp. 1999 Long-term Incentive Plan

          27     Financial Data Schedule

          (b)  Reports on Form 8-K

          (i) On May 12, 2000, the Company filed an 8-K advising of its change in its fiscal year end from a fiscal year ending October 31 to a calendar fiscal year ending on December 31.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NUMEREX CORP.
                                   -------------
                                   (Registrant)


Date:       AUGUST 11, 2000       By:  /s/ STRATTON J. NICOLAIDES
       --------------------           ------------------------------------------
                                            STRATTON J. NICOLAIDES
                                            Chairman and Chief Executive Officer

Date:       AUGUST 11, 2000       By:  /s/ PETER J. QUINN
       --------------------           ------------------------------------------
                                            PETER J. QUINN
                                            Executive Vice President,
                                            Chief Financial Officer, and
                                            Principal Financial and Accounting
                                              Officer