Form 10-Q
period 2000-09-30
NUMEREX CORP /PA/
filed 2000-11-14
CIK 870753

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                       Commission File Number
        September 30, 2000                                  0-22920
        ------------------                                  ----------


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                   11-2948749
-----------------------------                   -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                         1600 Parkwood Circle, Suite 200
                           Atlanta, Georgia 30339-2119
                           ---------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
                           -------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ___
    -------

As of November 7, 2000, an aggregate of 10,410,713 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                3

Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited),
 December 31, 1999 (unaudited) and October 31, 1999                                           4

Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited) for the three-month and nine-month period ended September 30, 2000 and 1999       5

Pro Forma Condensed Consolidated Statements of Operations and Comprehensive
Income (unaudited) for the three-month period ended September 30, 2000 and 1999               6

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month
period ended September 30, 2000 and 1999                                                      7

Notes to Condensed Consolidated Financial Statements (unaudited)                              8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                10

Item 3.   Quantitative and Qualitative Disclosures about Market Risks                        19

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  20

Item 2.   Changes in Securities                                                              20

Item 3.   Defaults Upon Senior Securities                                                    20

Item 4.   Submission of Matters to a Vote of Security Holders                                20

Item 5.   Other Information                                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                                   20

Signature Page                                                                               21

FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2000 contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends or management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  NUMEREX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                SEPTEMBER 30,    DECEMBER 31,     OCTOBER 31,
                                                                    2000             1999             1999
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 -----------     -----------      ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $ 13,006        $ 21,490          $  5,691
     Accounts receivable, net                                          6,577           6,241            11,015
     Inventory                                                         4,724           3,618             4,525
     Prepaid taxes                                                         0               0               311
     Prepaid expenses                                                    402             259               293
                                                                       -----           -----             -----
                           TOTAL CURRENT ASSETS                       24,709          31,608            21,835
                                                                      ======          ======            ======

PROPERTY AND EQUIPMENT, NET                                            2,602           2,899             3,792
GOODWILL, NET                                                         10,932          11,404             8,808
INTANGIBLE ASSETS, NET                                                 9,993          10,410            12,108
OTHER ASSETS                                                              89              84                85
                                                                       -----           -----             -----
                           TOTAL ASSETS                             $ 48,325        $ 56,405          $ 46,628
                                                                    ========        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $3,175          $2,823            $4,159
     Income taxes                                                        307             854             1,902
     Other current liabilities                                         2,438           3,094             3,231
     Obligations under capital leases, current portion                    22              25                30
                                                                       -----           -----             -----
                           TOTAL CURRENT LIABILITIES                   5,942           6,796             9,322

LONG TERM LIABILITIES
     Obligations under capital leases                                     58              85                84
                                                                       -----           -----             -----
MINORITY INTEREST                                                      4,360           6,616             7,201
                                                                       -----           -----             -----

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000; issued
   30,000 at September 30, 2000 and December 31,1999 and 0 at
   October 31, 1999                                                    3,000           3,000                 0
Class A, common stock - no par value; authorized
   30,000,000; issued    12,177,113 at September 30, 2000 and
   11,609,492 at October 31, and December 31, 1999                    32,056          29,870            29,870
Additional paid-in-capital                                               370             370               370
Treasury stock, at cost, 1,766,400 shares at September,
   2000 and 1,266,400 at December 31 and October 31, 1999             (9,222)         (5,222)           (5,222)
Accumulative other comprehensive income                                  (23)            (20)                4
Retained earnings                                                     11,784          14,910             4,999
                                                                      ------          ------            ------
                                                                      37,965          42,908            30,021
                                                                      ------          ------            ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $48,325        $ 56,405           $46,628
                                                                     =======        ========           =======

See accompanying notes to condensed consolidated financial statements

                        NUMEREX CORP. - DIRECT COMPARISON

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTH           FOR THE NINE MONTH
                                                    PERIOD ENDED SEPTEMBER 30,    PERIOD ENDED SEPTEMBER 30,

                                                          2000            1999            2000            1999
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                       -----------     ----------      -----------    ----------

Net sales                                                 $5,076         $ 8,849        $ 15,148       $ 24,551

Cost of sales                                              3,288           4,274           8,545         12,233

Selling, general, administrative and other expenses        3,586           3,765          10,560         12,113

Research and development expenses                            843             840           2,522          2,745
                                                             ---             ---           -----          -----

  Operating profit (loss)                                 (2,641)            (30)         (6,479)        (2,540)

Interest and other income, net                               500              55           1,240            162
Gain on disposition of assets and business, net
 of income tax                                                 0               0               0              0
Minority interest                                          1,009             437           2,293          1,878
                                                           -----             ---           -----          -----

  Earnings (loss) before income taxes                     (1,132)            462          (2,946)          (500)

Provision for income taxes                                     0             386               0          1,352
                                                               -             ---               -          -----

  Net earnings (loss)                                     (1,132)             76          (2,946)        (1,852)

Preferred stock dividend                                      60               0             180             0
                                                              --               -             ---             -

Net earnings (loss) applicable to common shareholders     (1,192)             76          (3,126)        (1,852)
                                                          ======              ==          ======         ======

Other comprehensive income (loss), net of
income taxes
  Foreign currency translation adjustment                     24            345              (3)           (30)
                                                              --            ---              --            ---

  Comprehensive earnings (loss)                         $ (1,168)          $ 421        $ (3,129)       $(1,882)
                                                        ========           =====        ========        =======

Basic earnings (loss) per common share                  $  (0.11)        $  0.01        $  (0.30)      $  (0.18)
Diluted earnings (loss) per common share                   (0.11)           0.01           (0.30)         (0.18)
                                                           -----            ----           -----          -----

Number of shares used in per share calculation
  Basic                                                   10,452          10,343          10,555         10,346
  Diluted                                                 10,452          10,425          10,555         10,346
                                                          ------          ------          ------         ------

The Direct Comparison Condensed Consolidated Statements of Operations and Comprehensive Income are presented inclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended September 30, 2000 and 1999, respectively.


See accompanying notes to condensed consolidated financial statements

                      NUMEREX CORP. - PRO FORMA COMPARISON

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTH       FOR THE NINE MONTH
                                                      PERIOD ENDED SEPTEMBER 30,  PERIOD ENDED SEPTEMBER 30,

                                                          2000            1999            2000            1999
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                       -----------     ----------      -----------    ----------

Net sales                                                $ 5,076         $ 5,282        $ 15,148       $ 14,234

Cost of sales                                              3,288           3,493           8,545          9,645

Selling, general, administrative and other expenses        3,586           2,446          10,560          9,310

Research and development expenses                            843             673           2,522          2,289
                                                         -------         -------        --------       --------

  Operating profit (loss)                                 (2,641)         (1,330)         (6,479)        (7,010)

Interest and other income, net                               500              46           1,240            116
Gain on disposition of assets and business, net
 of income tax                                                 0               0               0              0
Minority interest                                          1,009             437           2,293          1,878
                                                         -------         -------        --------       --------

  Earnings (loss) before income taxes                     (1,132)           (847)         (2,946)        (5,016)

Provision for income taxes                                     0              0                0              0
                                                         -------         -------        --------       --------

  Net earnings (loss)                                     (1,132)           (847)         (2,946)        (5,016)

Preferred stock dividend                                      60               0             180              0
                                                         -------         -------        --------       --------

Net earnings (loss) applicable to common
 shareholders                                             (1,192)           (847)         (3,126)        (5,016)
                                                         =======         =======        ========       ========

Other comprehensive income (loss), net of
 income taxes
  Foreign currency translation adjustment                     24            (128)             (3)          (160)
                                                         -------         -------        --------       --------

  Comprehensive earnings (loss)                          $(1,168)        $  (975)       $ (3,129)      $ (5,176)
                                                         =======         =======        ========       ========

Basic earnings (loss) per common share                   $ (0.11)        $ (0.08)       $  (0.30)      $  (0.48)
Diluted earnings (loss) per common share                   (0.11)          (0.08)          (0.30)         (0.48)
                                                         -------         -------        --------       --------

Number of shares used in per share calculation
  Basic                                                   10,452          10,343          10,555         10,346
  Diluted                                                 10,452          10,343          10,555         10,346
                                                         -------         -------        --------       --------

The Pro Forma Comparison Condensed Consolidated Statements of Operations and Comprehensive Income are presented exclusive of the impact of (i) the disposition of assets and business, net of income tax, relating to the Company's wireline Derived Channel (`Derived Channel') and, (ii) operations relating to certain of the Company's wireline Derived Channel, in the periods ended September 30, 2000 and 1999, respectively.


See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                              FOR THE NINE
                                                                           MONTH PERIOD ENDED
                                                                              SEPTEMBER 30,
                                                                          2000            1999
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                      -----------     ----------

Cash flows from operating activities:
    Net earnings (loss)                                                 $ (2,946)          $(1,852)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                        2,120             2,468
      Minority interest                                                   (2,293)           (1,878)
      Gain on disposition of assets                                            0                 0
      Gain on disposition of business                                          0                 0
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                 (335)           (2,968)
        Inventory                                                         (1,106)           (1,270)
        Prepaid expenses and taxes                                          (143)            2,218
        Accounts payable                                                     352             2,648
        Other assets and liabilities                                      (1,204)             (746)
                                                                          ------            ------
           Net cash provided by (used in) operating activities            (5,555)           (1,380)
                                                                          ------            ------

Cash flows from investing activities
    Proceeds from disposition of assets                                        0                 0
    Proceeds from disposition of business                                      0                 0
    Purchase of property and equipment                                      (700)           (1,461)
    Purchase of intangible and other assets                                 (176)           (1,405)
    Investment in business                                                   (35)                0
                                                                          ------            ------
           Net cash provided by (used in) investing activities              (911)           (2,866)
                                                                          ------            ------

Cash flows from financing activities
    Principal payment on revolving credit facility                             0            (6,000)
    Proceeds from exercise of stock options                                2,224                 0
    Principal payment on capital lease obligations                           (30)               (5)
    Dividend payments                                                       (180)                0
    Purchase of treasury stock                                            (4,000)             (158)
                                                                          ------             ------
           Net cash provided by (used in) financing activities            (1,986)           (6,163)
                                                                          ------             ------

Effect of exchange differences on cash                                       (32)             (505)
                                                                          ------             ------

Net increase (decrease) in cash and cash equivalents                      (8,484)          (10,914)

Cash and cash equivalents, beginning of period                            21,490            15,684
                                                                          ------            ------

Cash and cash equivalents, end of period                                $ 13,006           $ 4,770
                                                                        ========           =======


See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended October 31, 1999 and the consolidated financial statements contained therein.

2.       REPORTING CURRENCY

         The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.       RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to the current period presentation.

4.       INVENTORY

                                             September 30, 2000       December 31,1999       October 31, 1999
                                             ------------------       ----------------       ----------------
                                                                     ($'000's omitted)

         Raw materials                              $1,579                   $1,978            $ 1,871
         Work-in-progress                               52                       70                698
         Finished goods                              3,093                    1,570              1,956
                                                     -----                    -----              -----
         Total                                     $ 4,724                  $ 3,618            $ 4,525
                                                   -------                  -------            -------

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

6.       SHAREHOLDER'S EQUITY

         Common Stock

         The Company in the three-month period to September 30, 2000 issued 129,571 shares of Class A Common Stock following the exercise of stock options and warrants and received $631,000. In the nine-month period to September 30, 2000 the Company issued 567,621 shares of Class A Common Stock following the exercise of stock options and warrants and received $2,186,000.

         Treasury Stock

         On July 17, 2000 the Company repurchased 500,000 shares of its Class A Common Stock for $4,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company's Direct Comparison Condensed Consolidated Statements of Operations and Pro Forma Comparison Condensed Consolidated Statements of Operations.

        THREE-MONTH PERIOD ENDED SEPTEMBER 30 - IN THOUSAND U.S. DOLLARS

                                                         2000         1999         1999
                                                         ----         ----         ----
                                                                                 Pro Forma
                                                                                 ---------

            Net sales:
              Digital Multimedia and Networking       $ 2,893        3,774        3,774
              Wireless Communications and Security      2,183        5,075        1,508
                                                        -----        -----        -----
                  Total net sales                       5,076        8,849        5,282
            Cost of sales                               3,288        4,274        3,493
                                                        -----        -----        -----
                  Gross profit (loss)                   1,788        4,575        1,789
            Selling, general, administrative and
             other expenses                             3,586        3,765        2,446
            Research and development expenses             843          840          673
                                                          ---          ---        -----
                  Operating profit (loss)             $(2,641)       $ (30)     $(1,330)
                                                      --------        -----      -------

      THREE-MONTH PERIOD ENDED SEPTEMBER 30 - AS A PERCENTAGE OF NET SALES

                                                         2000         1999         1999
                                                         ----         ----         ----
                                                                                 Pro Forma
                                                                                 ---------

            Net sales:
              Digital Multimedia and Networking          57.0%        42.7%        71.5%
              Wireless Communications and Security       43.0%        57.3%        28.5%
                                                         -----        -----        -----
                  Total net sales                       100.0%       100.0%       100.0%
            Cost of sales                                64.8%        48.3%        66.1%
                                                         -----        -----        -----
                  Gross profit (loss)                    35.2%        51.7%        33.9%
            Selling, general, administrative and
             other expenses                              70.7%        42.5%        46.3%
            Research and development expenses            16.6%        9.5%         12.7%
                                                         -----        ----         -----
                  Operating profit (loss)               (52.1%)      (0.3%)       (25.1%)
                                                        -------      ------       -------

        NINE-MONTH PERIOD ENDED SEPTEMBER 30 - IN THOUSANDS U.S. DOLLARS

                                                         2000         1999         1999
                                                         ----         ----         ----
                                                                                 Pro Forma
                                                                                 ---------
            Net sales:
              Digital Multimedia and Networking       $ 7,733      $ 9,361      $ 9,361
              Wireless Communications and Security      7,415       15,190        4,873
                                                       -----        ------       -----
                  Total net sales                      15,148       24,551       14,234
            Cost of sales                               8,545       12,233        9,645
                                                       -----        ------       -----
                  Gross profit (loss)                   6,603       12,318        4,589
            Selling, general, administrative and
             other expenses                            10,560       12,113        9,310
            Research and development expenses           2,522        2,745        2,289
                                                      -------        -----        -----
                  Operating profit (loss)             $(6,479)     $(2,540)     $(7,010)
                                                      -------      ---------    --------




       NINE-MONTH PERIOD ENDED SEPTEMBER 30 - AS A PERCENTAGE OF NET SALES

                                                         2000         1999         1999
                                                         ----         ----          ----
                                                                                 Pro Forma
                                                                                 ---------
            Net sales:
              Digital Multimedia and Networking          51.1%        38.1%        65.8%
              Wireless Communications and Security       48.9%        61.9%        34.2%
                                                         -----        -----        -----
                  Total net sales                       100.0%       100.0%       100.0%
            Cost of sales                                56.4%        49.8%        67.8%
                                                         -----        -----        -----
                  Gross profit (loss)                    43.6%        50.2%        32.2%
            Selling, general, administrative and
             other expenses                              69.7%        49.4%        65.4%
            Research and development expenses            16.7%        11.2%        16.1%
                                                         -----        -----        -----
                  Operating profit (loss)               (42.8%)      (10.4%)      (49.3%)
                                                        -------      -------      -------

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

The management discussion and analysis of financial condition and results of operations which follows covers the Company's three-month and nine-month period ended September 30, 2000 comparing the same against (i) the three-month and nine-month period ended September 30, 1999 and (ii) on a pro forma basis the three-month and nine-month period ended September 30, 1999 adjusted for income and expenditures directly related to the Company's divested Derived Channel technology.

DIRECT COMPARISON - INCLUSIVE OF RESULTS OF DIVESTED DERIVED CHANNEL TECHNOLOGY.

Net sales decreased 42.6% to $5,076,000 for the three-month period ended September 30, 2000, as compared to $8,849,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 net sales decreased 38.3% to $15,148,000 as compared to $24,551,000 in the comparable period in 1999.

Digital Multimedia and Networking product and service sales and revenues decreased 23.3% to $2,893,000 in the three-month period ended September 30, 2000 as compared to $3,774,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 net sales decreased 17.4% to $7,733,000 as compared to $9,361,000 in the comparable period in 1999.

The principal reason for the decrease in sales in the three-month period ended September 30, 2000 as compared to the comparable period in 1999 was a 42.0% decrease in Digital Multimedia product sales resulting from the transition from the marketing and sale of analog based product to the marketing and sale of the new digital hardware and software based product platform, PowerPlay(TM). The decrease in sales wAS partially offset by a 51.9% increase in Networking product and service sales resulting from growth in its core business activities.

In the nine-month period ended September 30, 2000 as compared to the comparable period in 1999 Digital Multimedia product sales decreased 38.6% resulting from the transition from the marketing and sale of analog based product to the marketing and sale of the new digital hardware and software based product platform, PowerPlay(TM). The decrease in sales was partially offset by a 52.6% increase in Networking product and service sales resulting from growth in its core business activities.

Wireless Communications and Security product and service sales and revenues decreased 57.0% to $2,183,000 in the three-month period ended September 30, 2000 as compared to $5,075,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 net sales decreased 51.2% to $7,415,000 as compared to $15,190,000 in the comparable period in 1999.

The principal reason for the decrease in sales in the three-month period to September 30, 2000 as compared to the comparable period in 1999 was the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel. The decrease in sales was partially offset by continued growth in Wireless Communications product and service revenues, a 67.0% increase, resulting from the marketing and sales effort to establish the Company as a recognized national wireless data service.

In the nine-month period ended September 30, 2000 as compared to the comparable period in 1999 the principal reason for the decrease in Wireless Communications and Security product and service sales and revenues was the loss, for the entire period, of Derived Channel Systems product sales resulting from the divestment of Derived Channel. The decrease in sales was partially offset by continued growth in Wireless Communications product and service revenues, a 73.1% increase, resulting from the marketing and sales effort to establish the Company as a recognized national wireless data service.

Cost of sales decreased 23.1% to $3,288,000 in the three-month period ended September 30, 2000 as compared to $4,274,000 for the comparable period in 1999. In the nine-month period ended September 30, 2000 cost of sales decreased 30.2% to $8,545,000 as compared to $12,233,000 in the comparable period in 1999.

The decrease in cost of sales in the three-month and nine-month periods ended September 30, 2000, respectively, as compared to the comparable periods in 1999 resulted primarily from the loss, for the entire periods, of Derived Channel cost of sales expenses resulting from the divestment of Derived Channel.

Gross profit as a percentage of net sales decreased to 35.2% in the three-month period ended September 30, 2000 as compared to 51.7% for the comparable period in 1999. In the nine-month period ended September 30, 2000 gross profit as a percentage of sales decreased to 43.6% as compared to 50.2% in the comparable period in 1999.

Selling, general, administrative and other expenses decreased 4.8% to $3,586,000 in the three-month period ended September 30, 2000 as compared to $3,765,000 for the comparable period in 1999. In the nine-month period ended September 30, 2000 selling, general, administrative and other expenses decreased 12.8% to $10,560,000 as compared to $12,113,000 in the comparable period in 1999.

The decrease in selling, general, administrative and other expenses in the three-month and nine-month periods ended September 30, 2000 as compared to the comparable periods in 1999 resulted primarily from the loss, for the entire periods, of Derived Channel expenses resulting from the divestment of Derived Channel.

Research and development expenses increased 0.4% to $843,000 in the three-month period ended September 30, 2000 as compared to $840,000 for the comparable period in 1999. In the nine-month period ended

September 30, 2000 research and development expenses decreased 8.1% to $2,522,000 as compared to $2,745,000 in the comparable period in 1999.

The increase in research and development expenses in the three-month period ended September 30, 2000 as compared to the comparable period in 1999 resulted primarily from increased Wireless Communications expenditure, off-set by the loss, for the entire period, of Derived Channel expenses resulting from the divestment of Derived Channel.

The decrease in research and development expenses in the nine-month period ended September 30, 2000 as compared to the comparable period in 1999 resulted primarily from the loss, for the entire period, of Derived Channel expenses resulting from the divestment of Derived Channel.

Interest and other income in the three-month period ended September 30, 2000 increased 809.1% to $500,000 as compared to $55,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 interest and other income increased 665.4% to $1,240,000 as compared to $162,000 in the comparable period in 1999.

The increase in interest and other income was primarily related to interest income earned on cash balances and the release of funds held in escrow in connection with the divestment of the Company's Derived Channel technology.

Minority interest in the three-month period ended September 30, 2000 increased 130.9% to $1,009,000 as compared to $437,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 minority interest increased 22.1% to $2,293,000 as compared to $1,878,000 in the comparable period in 1999. The gain represents that portion of the losses of the Company's Wireless Communications business that is not accounted for by the Company.

The Company, due to the loss position from operations, did not record a tax provision in the three-month and nine-month periods ended September 30, 2000 as compared to tax provisions of $386,000 and $1,352,000, respectively, in the comparable periods in 1999.

The Company recorded a net loss of $1,132,000 in the three-month period ended September 30, 2000 as compared to net earnings of $76,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 the Company recorded a net loss of $2,946,000 as compared to a net loss of $1,852,000 in the comparable period in 1999.

The weighted average and diluted shares outstanding increased to 10,555,000 for the period ended September 30, 2000 as compared to weighted average and diluted shares outstanding of 10,346,000 in the comparable period in 1999.

PRO FORMA COMPARISON - EXCLUSIVE OF RESULTS OF DIVESTED DERIVED CHANNEL

On a pro forma comparative basis, excluding sales of the divested Derived Channel in the three-month period ended September 30, 1999 net sales in the three-month period ended September 30, 2000 decreased 3.9% to $5,076,000 as compared to $5,282,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 on a pro-forma basis, excluding sales of the divested Derived Channel in the nine-month period ended September 30, 1999, net sales increased 6.4% to $15,148,000 as compared to $14,234,000 in the comparable period in 1999.

On a pro forma comparative basis, excluding sales of the divested Derived Channel in the three-month period ended September 30, 1999, Wireless Communications and Security product and service sales and revenues in the three-month period ended September 30, 2000 increased 44.8% to $2,183,000 as compared to $1,508,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 on a pro-forma basis, excluding sales of the divested Derived Channel in the nine-month period ended September 30, 1999, Wireless Communications and Security product and service sales and revenues increased 52.2% to $7,415,000 as compared to $4,873,000 in the comparable period in 1999.

The principal reason for the increase in sales in the three-month period ended September 30, 2000 as compared to the comparable period in 1999 was the continued growth in Wireless Communications product and service revenues, a 67.0% increase, resulting from the marketing and sales effort to establish the Company as a recognized national wireless data service. The increase in sales was partially offset by a 14.6% decrease in residual Derived Channel Wireline Security product and service sales.

In the nine-month period ended September 30, 2000 as compared to the comparable period in 1999 the principal reason for the increase in sales was the continued growth in Wireless Communications product and service revenues, a 73.1% increase, resulting from the marketing and sales effort to establish the Company as a recognized national wireless data service. Additionally, residual Derived Channel Wireline Security product and service sales increased 20.1%.

The increase in Wireline Security revenues in the nine-month period to September 30, 2000 as compared to the comparable period in 1999 resulted from one-time product and service contract revenues earned in Australia that was reflected in the three-month period ended March 31, 2000. Excluding the Australian product and services contract revenues, residual Derived Channel Wireline Security product and service contract revenues decreased 45.4%.

On a pro forma comparative basis, excluding cost of sales of the divested Derived Channel in the three-month period ended September 30, 1999, cost of sales in the three-month period ended September 30, 2000 decreased 5.9% to $3,288,000 as compared to $3,493,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000 on a pro-forma basis, excluding cost of sales of the divested Derived Channel in the nine-month period ended September 30, 1999, cost of sales decreased 11.4% to $8,545,000 as compared to $9,645,000 in the comparable period in 1999.

The principal reason for the decrease in cost of sales in the three-month and nine-month periods ended September 30, 2000, respectively, as compared to the comparable periods in 1999 was the decrease in Digital Multimedia product sales with a consequent decrease in cost of sales resulting from the transition from the marketing and sale of analog based product to the marketing and sale of the new digital hardware and software based product platform, PowerPlay(TM) off-set by a combination of increased cost of sales, due TO increased product and service sales and revenues and support costs, in Networking, Wireless Communications and residual Derived Channel Wireline Security.

On a pro forma comparative basis, excluding gross profit of the divested Derived Channel in the three-month period ended September 30, 1999, gross profit as a percentage of net sales in the three-month period ended September 30, 2000 increased to 35.2% as compared to 33.9% in the comparable period in 1999. In the nine-month period ended September 30, 2000, on a pro forma comparative basis, excluding gross profit of the divested Derived Channel in the nine-month period ended September 30, 1999, gross profit as a percentage of sales increased to 43.6% as compared to 32.2% in the comparable period in 1999.

The increase in gross profit margin resulted from the combined impact of the increase in Company product and service sales and revenues, particularly in the Company's Wireless Communications resulting from the growth in product sales and recurring revenues, and the decrease in Company cost of sales expense.

On a pro forma comparative basis, excluding selling, general, administrative and other expenses of the divested Derived Channel in the three-month period ended September 30, 1999, selling, general, administrative and other expenses in the three-month period ended September 30, 2000 increased 46.6% to $3,586,000 as compared to $2,446,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000, on a pro forma comparative basis, excluding selling, general, administrative and other expenses of the divested Derived Channel in the nine-month period ended September 30, 1999, selling, general, administrative and other expenses increased 13.4% to $10,560,000 as compared to $9,310,000 in the comparable period in 1999.

The principal reason for the increase in selling, general, administrative and other expenses in the three-month and nine-month periods ended September 30, 2000, respectively, as compared to the comparable periods in 1999 was an increase in management and organizational expenses and in sales and marketing activity.

On a pro forma comparative basis, excluding research and development expenses of the divested Derived Channel in the three-month period ended September 30, 1999 research and development expenses in the three-month period ended September 30, 2000 increased 25.3% to $843,000 as compared to $673,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000, on a pro forma comparative basis, excluding research and development expenses of the divested Derived Channel in the nine-month period ended September 30, 1999, research and development expenses increased 10.2% to $2,522,000 as compared to $2,289,000 in the comparable period in 1999.

The principal reason for the increase in research and development expenses in the three-month and nine-month periods ended September 30, 2000, respectively, as compared to the comparable periods in 1999 was the increase in research and development expenses in the Company's Wireless Communications.

On a pro forma comparative basis, excluding interest and other income of the divested Derived Channel in the three-month period ended September 30, 1999, interest and other income in the three-month period ended September 30, 2000 increased 987.0% to $500,000 as compared to $46,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000, on a pro forma comparative basis, excluding interest and other income of the divested Derived Channel in the nine-month period ended September 30, 1999, interest and other income increased 969.0% to $1,240,000 as compared to $116,000 in the comparable period in 1999.

The increase in interest and other income was primarily related to interest income earned on cash balances and the release of funds held in escrow in connection with the divestment of the Company's Derived Channel technology.

On a pro forma comparative basis, excluding the results of operations of the divested Derived Channel in the three-month period ended September 30, 1999 the net loss recorded by the Company in the three-month period ended September 30, 2000 increased 33.7% to $1,132,000 as compared to $847,000 in the comparable period in 1999. In the nine-month period ended September 30, 2000, on a pro forma comparative basis, excluding the results of operations of the divested Derived Channel in the nine-month period ended September 30, 1999, the net loss recorded by the Company decreased 41.3% to $2,946,000 as compared to $5,016,000 in the comparable period in 1999.

The increase in the net loss for the three-month period ended September 30, 2000 as compared to the comparable period in 1999 was primarily the result of increased Company operating expenses. The decrease in the net loss for the nine-month period ended September 30, 2000 as compared to the comparable period in 1999 was primarily the result of increased sales, the composition of product and service sales and revenues and the continuing growth of the Company's recurring service revenues, decreased cost of sales and increased gross profit.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities increased 302.5% to $5,555,000 for the nine-month period ended September 30, 2000 as compared to $1,380,000 in the comparable period in 1999. The increase in cash used was primarily due to changes in working capital.

Net cash used in investing activities decreased 68.2% to $911,000 in the nine-month period ended September 30, 2000 as compared to $2,866,000 in the comparable period in 1999. The decrease in cash used was the result of reduced investment in tangible and intangible assets.

Net cash used in financing activities decreased 67.8% to $1,986,000 in the nine-month period ended September 30, 2000 as compared to $6,163,000 in the comparable period in 1999.

The decrease in cash used was primarily accounted for by the receipt of $2,224,000 of proceeds from the exercise of stock options and stock warrants which resulted in the issue of an additional 567,621 shares of the Company's Class A Common Stock, the payment of $4,000,000 for the repurchase of 500,000 shares of the Company's Class A Common Stock and the payment of $180,000 in dividends on the Company's Preferred Stock in the nine-month period to September 30, 2000 compared to the repayment, in full in January 1999, of $6,000,000 due under the Company's then Revolving Credit Facility and the repurchase of 48,000 shares of the Company's Class A Common Stock under the terms of the Company's stock buy-back program in the comparable period in 1999.

The Company had working capital balances of $18,767,000, $24,812,000 and $12,513,000, respectively, as of September 30, 2000, December 31, 1999 and October 31, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

At September 30, 2000 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At September 30, 2000 the Company had no outstanding borrowings payable except for obligations under capital leases. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported in the Company's Form 10 - Q for the three-month period ended January 31, 2000 and six-month period ended June 30, 2000, respectively, in connection with the Company's acquisition of the entire equity interest in Uplink Security, Inc. ("Uplink") a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholders shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is in the discovery phase

         Neither the Company nor its officers are parties to the litigation. The Company believes however, that the value the minority stockholder is claiming for the shares is in excess of the fair value of those shares. The Company also believes that the minority stockholder's other claims are without merit, and Uplink intends to vigorously defend the litigation.

ITEM 2.  CHANGES IN SECURITIES.

         None - not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None - not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None - not applicable.

ITEM 5.  OTHER INFORMATION.

         None - not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None - not applicable.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NUMEREX CORP.
                                   -------------
                                    (Registrant)


Date:     NOVEMBER 14, 2000        By: /s/ Stratton J. Nicolaides
       ----------------------          --------------------------
                                           STRATTON J. NICOLAIDES
                                           Chairman and Chief Executive Officer

Date:     NOVEMBER 14, 2000        By: /s/ Peter J. Quinn
       ----------------------          --------------------------
                                           PETER J. QUINN
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Principal Financial and Accounting
                                           Officer