Form 10-K
period 2000-12-31
NUMEREX CORP /PA/
filed 2001-04-02
CIK 870753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended DECEMBER 31, 2000
                                             -----------------
                                                        or
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-22920

                                  NUMEREX CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                                     11-2948749
- -------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


      1600 Parkwood Circle
            Suite 200
        Atlanta, Georgia                                    30339-2119
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (770) 693-5950
                                                            -------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value                           10,391,104
- ----------------------------------                 -----------------------------
        (Title of Class)                           (Number of Shares Outstanding
                                                        as of March 26, 2001)

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

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $47,586,373(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

         Other documents incorporated by reference are listed in the Exhibit Index.


- -----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $6.75, the last reported sale price for the Company's Common Stock on March 26, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.




                                PRELIMINARY NOTE

         UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES: (I) THE "COMPANY" REFERS TO NUMEREX CORP. AND ITS WHOLLY-OWNED AND CONTROLLED SUBSIDIARIES, (II) ALL REFERENCES TO COMMON STOCK IN THIS REPORT REFER TO THE COMPANY'S CLASS A COMMON STOCK AND (III) ALL REFERENCES IN THIS REPORT TO FISCAL YEARS ARE TO THE COMPANY'S FISCAL YEARS ENDED DECEMBER 31, 2000 AND OCTOBER 31 OF EACH PRECEDING YEAR.

                                TABLE OF CONTENTS

                                                                                PAGE

Table of Contents                                                                (i)

                                     PART I

Item 1.  BUSINESS                                                                 1
Item 2.  PROPERTIES                                                              12
Item 3.  LEGAL PROCEEDINGS                                                       12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     13

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS   13
Item 6.  SELECTED FINANCIAL DATA                                                 13
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                 13
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             14
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE                                                14

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      14
Item 11. EXECUTIVE COMPENSATION                                                  14
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          14
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          14

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K        14
         LIST OF FINANCIAL STATEMENTS                                            14
         LIST OF EXHIBITS                                                        14
         SIGNATURES                                                              17
         INDEX TO FINANCIAL STATEMENTS                                          F-1


                                       (i)

FORWARD-LOOKING STATEMENTS

THIS DOCUMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS REGARDING TRENDS, STRATEGIES, PLANS, BELIEFS, INTENTIONS, EXPECTATIONS, GOALS AND OPPORTUNITIES. FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY WORDS OR PHRASES SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME," "STRATEGY," "PLAN," "OUTLOOK," "OUTCOME," "CONTINUE," "REMAIN," "TREND," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, OR FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," "MAY," OR SIMILAR EXPRESSIONS. ALL STATEMENTS AND INFORMATION HEREIN AND INCORPORATED BY REFERENCE HEREIN, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON A NUMBER OF ASSUMPTIONS CONCERNING FUTURE CONDITIONS THAT ULTIMATELY MAY PROVE TO BE INACCURATE. MANY PHASES OF THE COMPANY'S OPERATIONS ARE SUBJECT TO INFLUENCES OUTSIDE ITS CONTROL. THE COMPANY CAUTIONS THAT THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES, WHICH CHANGE OVER TIME. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND THE COMPANY ASSUMES NO DUTY TO UPDATE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AND FUTURE RESULTS COULD DIFFER MATERIALLY FROM HISTORICAL PERFORMANCE.

         ANY ONE OR ANY COMBINATION OF FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS OR COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS OR HISTORICAL PERFORMANCE. THESE FACTORS INCLUDE: THE PACE OF TECHNOLOGICAL CHANGE, VARIATIONS IN QUARTERLY OPERATING RESULTS, DELAYS IN THE DEVELOPMENT, INTRODUCTION AND MARKETING OF NEW WIRELESS PRODUCTS AND SERVICES; CUSTOMER ACCEPTANCE OF PRODUCTS AND SERVICES; ECONOMIC CONDITIONS; THE INABILITY TO ATTAIN REVENUE AND EARNINGS GROWTH; CHANGES IN INTEREST RATES; INFLATION; THE INTRODUCTION, WITHDRAWAL, SUCCESS AND TIMING OF BUSINESS INITIATIVES AND STRATEGIES; COMPETITIVE CONDITIONS; THE EXTENT AND TIMING OF TECHNOLOGICAL CHANGES; CHANGES IN CUSTOMER SPENDING, THE LOSS OF INTELLECTUAL PROPERTY PROTECTION, GENERAL ECONOMIC CONDITIONS AND CONDITIONS AFFECTING THE CAPITAL MARKETS. ACTUAL EVENTS, DEVELOPMENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN UNCERTAINTIES SET FORTH BELOW AND ELSEWHERE IN THIS DOCUMENT. SUBSEQUENT WRITTEN OR ORAL STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS REPORT AND THOSE IN THE COMPANY'S REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Numerex Corp. is a technology company comprised of operating subsidiaries (the "Company") that develop and market a wide range of communications products and services. The Company's primary focus is wireless data communications utilizing proprietary network technologies. The Company offers products and services in wireless data communications through Cellemetry(R) and Data1Source(TM), and digital multimedia through PowerPlay(TM) and IP Contact(TM). These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

         The Company's primary strategic objectives are to:

o Implement a wireless data communications strategy which incorporates the development, marketing and sale of Cellemetry(R), Uplink, Data1Source(TM), Circuit Watch(TM), FastTrack Wireless Solutions(TM) and related wireless network technology, applications, products, and services.
o Acquire technologies, which complement and enhance the Company's wireless data communications strategy.
o Acquire or develop lines of business, which complement the Company's technology strategies, and are designed to enhance strategic objectives, and augment shareholder value.
o Expand all business lines with a focus on a financial model of recurring revenues.

         The Company, through its Cellemetry LLC ("Cellemetry") joint venture with BellSouth Wireless LLC ("BellSouth Wireless"), formerly BellSouth Wireless, Inc., provides a cost effective, two-way wireless data communications network throughout Canada, Mexico, Paraguay and the U.S.A. with plans to further expand in international markets. The cornerstone of the Company's wireless strategy is the service, product and networks provided and developed by Cellemetry.

         The Company, through Uplink Security, Inc. ("Uplink"), a wholly owned subsidiary of Cellemetry, provides a cost effective, alarm security products, services, and related technical support utilizing Cellemetry(R) wireless data communications technology. Utilizing Cellemetry(R), as a means of data communications, combined with proprietary message processing and interface technologies, the Company believes that it has positioned Uplink to be an industry leader for cost effective wireless alarm communication. Cellemetry's(R) interface technology provides the foundation of design and development of applications and solutions in certain business sectors other than fixed alarm security. In addition, the Uplink products and services complement the Company's wireline technology for the fixed alarm security market.

         Data1Source(TM), a proprietary and patent pending technology of the Company, provides the Company another cost-effective means of transporting data over digital wireless data networks. Through a centralized service bureau, the Data1Source(TM) offering of Short Message Service ("SMS") provides TDMA, CDMA and GSM wireless data carriers with a broad range of services including web-based and e-mail-based text messaging, SMS Touch-Tone(TM) paging, subscriber-customized Internet content services such as news headlines, sports scores, stock quotes, and other customer-specific information. The Company plans to increase the market penetration of its Data1Source(TM) service to wireless data carriers. Data1Source(TM) development and marketing efforts derive from and leverage the Company's core wireless data technology Cellemetry(R) and its existing relationships with wireless data carriers.

         Circuit Watch(TM) and Fast Track Wireless Solutions(TM), respectively provide T-1 telecommunication network integrity monitoring and for users and application developers a turnkey suite of interactive e-Web wireless telemetry interface solutions, which monitor and control both fixed and mobile geographically remote systems and applications both of which utilize the Company's core wireless data technology Cellemetry(R) and deliver cost effective and efficient product and service solutions.

         The Company through its subsidiary, Broadband Networks, Inc. ("Broadband"), principally designs, develops, markets, and sells PowerPlay(TM) and IP Contact(TM) digital multimedia products. PowerPlay(TM) and IP Contact(TM) are designed for a wide range of applications, which require high quality interactive video, audio and data communication. Corporate, educational or medical Intranets can schedule or produce `on-demand' multimedia conferencing between any combination of desktop workstations, mobile roll about projection units, or dedicated conference rooms. Each station has access to all of the resources of the entire network. This includes: secure point-to-point, or multiple participants full motion video conferencing with far end device control; central media libraries or servers, which provide media retrieval and video-on-demand capability; secure on-demand gateways to national sites, public switched networks and the Internet; compatibility/connectivity between any combination of desktops, conference rooms, servers, or gateways; data and document collaboration combined with real time full motion video; voice over IP from any station to any station, or the world via a central gateway.

         The Company's digital multimedia business also provides systems design, products, integration services, installation, and operator training for interactive voice, video, and data via fiber optic transport. This integration of the Company's Broadband fiber optic transport expertise, to date, has been in the area of educational enhancement through distance learning.

         As an adjunct to its main focus, the Company also provides telecommunications network operational support systems and services through its subsidiary Digilog, Inc. ("Digilog"), to operating telephone companies and equipment and services through its subsidiaries, DCX Systems, Inc. ("DCX Systems") and DCX Systems (Australia) Pty Limited ("DCX Australia") to operating telephone companies and the security industry.

         Traditionally, the Company has derived significant revenues from Derived Channel technology. This derived channel technology creates an inaudible frequency on an existing telephone line below the voice communications spectrum for data transmission ("Derived Channel"). In November 1999, the Company sold its Derived Channel technology to British Telecommunications plc ("BT") for (pound)12,500,000 (approximately $20,000,000). The terms of the transaction were negotiated between the Company and BT at arm's length.

         The Company determined that divesting the wireline technology to BT strengthened the financial position of the Company while promoting its wireless data communications strategic focus. In addition to the purchase price, the Company retained, in exchange for services, certain commercial interests in a telemetry venture on a revenue sharing basis and a right to continue to market its Derived Channel technology in North, Central and South America, South Korea and Australia. The Company also entered into an agency agreement whereby it has the rights to market BT's digital services platform ("DSP") a multi-functional gateway product for wireless and wireline including its GSM wireless product in certain territories.

         The sale to BT caused a material loss of the future revenues and earnings associated with the Company's Derived Channel technology. The Company determined, however, that the transition and focus to its wireless data communications strategy coupled with increased liquidity outweighed a substantial reduction of its wireline revenues and earnings. The Company also reduced its dependence upon BT. There can be no assurance that the Company will recover its revenues and earnings through its remaining lines of business or successfully transition its business to a financial model of recurring revenues.

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

BACKGROUND

         The Company's business began in July 1992 with the acquisition of the Derived Channel wireline business, including certain proprietary intellectual property rights, rights to Derived Channel technology and rights to market such technology in certain countries, including the United Kingdom. The Company has expanded its business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies, including its investments in Digilog and DCX Systems in 1994, Broadband and Uplink in 1997 and subsequent investments in Uplink in 1998.

         In May 1998, the Company, BellSouth Wireless and BellSouth Corporation completed a transaction whereby Cellemetry, a joint venture between the Company and BellSouth Wireless, was formed. Cellemetry is a Delaware limited liability company owned 60% by the Company and 40% by BellSouth Wireless. The parties entered into an operating agreement (the "Operating Agreement"), which deals with, among other things, the conduct of the business of Cellemetry. In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interests in Cellemetry. Cellemetry is taxed as a partnership for federal, state, and foreign income tax purposes.

         In November 1999, the Company and BellSouth Wireless completed the restructuring of the Cellemetry Operating Agreement. Under the terms of the restructuring, the Operating Agreement has been modified ("First Amendment to the Operating Agreement") and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004 ("Modified Business Plan"). All respective rights under the Operating Agreement that previously triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002 and all financial performance tests have been amended to reflect the Modified Business Plan. In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000.

         The restructuring also permits Cellemetry to seek to find a strategic investor ("Third Party Investment") to invest new capital in exchange for up to 15% of Cellemetry. In connection with any such Third Party Investment, the Company's ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless's will not be diluted below 34%.

         Under the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry.

         Also under the First Amendment to the Operating Agreement, the Company conveyed Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 shares of Series A Convertible Redeemable Preferred Stock of the Company ("Preferred Stock"). The Preferred Stock is redeemable, at the

Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless's option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion.

         Also, in November 1999, as referred to above, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase Limited ("Bronzebase") to BT. Bronzebase is an English limited liability company, which owns all of the stock of Versus Technology Limited ("Versus Technology").


                      WIRELESS COMMUNICATIONS AND SECURITY

WIRELESS COMMUNICATIONS

PRODUCTS AND SERVICES

CELLEMETRY(R)

         Cellemetry(R) is a means of wireless data communications that uses excess capacity of the cellular telephone network's overhead control channels and the SS7/IS-41 network protocol to deliver two-way short data messages, without affecting the voice channels of the cellular network.

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

         Cellemetry(R) Data Service is telemetry, or remote monitoring, over the cellular telephone network. It provides a means of sending short, telemetry-like messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator. Cellemetry(R) Data Service does not use or impact voice channels, and is a patented technology of Cellemetry(R). Licensing agreements have been negotiated with cellular carriers throughout Canada, Mexico, Paraguay and the U.S.A. to make Cellemetry(R) services widely available. Licensing agreements have also been negotiated with application developers and radio manufacturers to provide Cellemetry(R) applications and equipment across urban, rural, and industrial markets.

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

         The Cellemetry(R) Data Service operates in the same manner in which roaming telephones operate in the cellular system. A roaming cellular telephone is defined as a cellular telephone operating in any system other than its home system. When a roaming cellular telephone is turned on, it recognizes the fact that it is not in its home system and accordingly "registers" by sending its Mobile Identification Number (MIN) and its Electronic Serial Number (ESN) to the cellular system via one of the control channels. The cellular system recognizes the roamer number and routes the MIN and ESN to the roamer's home system for validation via a special network (SS7/IS41) which links all of the cellular systems together across Canada, Mexico and the U.S.A. and parts of South and Central America.

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

UPLINK

         Uplink, designs, develops and markets interface and routing technologies that use Cellemetry(R) for security alarm communications applications. Because Cellemetry(R) utilizes the existing cellular network and inexpensive radio transmitters, Cellemetry(R) applications can quickly and economically monitor and control equipment at remote locations.

         Uplink markets wireless alarm communication equipment which is installed at customer premises, administers and offers air time packages on a consistent price basis, and provides technical services that route alarm signals from the cellular networks to any central station in the country without requiring modifications to the station's receiving equipment.

         The Company believes that Uplink's products and airtime communications charges are competitively priced. As a result of combining Cellemetry(R) technology with low cost communication equipment and routing technologies, significant improvements in security communication services are now available to the industry.

         The Company also believes that Cellemetry(R) and Derived Channel technology, as security alarm communications platforms, may be complementary. As a result, the technologies can be implemented independently or collectively.

DATA1SOURCE(TM)

         Data1Source(TM), a service offering, is a wireless means of data communications that utilizes the Short Message Service (SMS) messaging capability of digital (TDMA, CDMA and GSM) cellular telephone networks and the SS7/IS-41 network protocol to deliver digital data packets of approximately 200 bytes each, although multiple packets can be concatenated.

         Data1Source(TM)'s proprietary and patent pending centralized service processes, buffers, and routes the Data1Source(TM) Service messages to enable a broad range of services for wireless data carriers, including web-based and e-mail-based text messaging, SMS Touch-Tone(TM) paging, subscriber-customized Internet content services such as news headlines, sports scores, stock quotes, and other customer-specific information.

CIRCUIT WATCH(TM)

         Circuit Watch(TM), a product and service offering, is a wireless monitoring system for high-speed data lines. Utilizing the Cellemetry(R) data network Circuit Watch(TM) facilitates the remote monitoring and reporting of T-1 circuit status.

         The Company markets the Circuit Watch(TM) wireless monitoring product, consisting of a master and upward of eight T-1 slave devices, which is installed at customer premises, administers and offers air time packages on a consistent price basis, and provides technical services that route alarm and status signals through the cellular networks to a number of predetermined or designated delivery points without requiring dedicated receiving equipment.

         The Company believes that Circuit Watch's(TM) products and airtime communications charges are competitively priced and that Circuit Watch(TM) offers a cost effective and efficient method for remotely monitoring or controlling equipment located onsite while enabling the reporting and notification of any alarm or changes in condition to T-1 circuits that can be vital to communications integrity.

         As a result of combining Cellemetry(R) technology with cost effective communication equipment and routing technologies, significant improvements in T-1 circuit status communication services are now available to the industry.

FAST TRACK WIRELESS SOLUTIONS(TM)

         Fast Track Wireless Solutions(TM), a product and service offering, is designed to provide users and application developers with a turnkey suite of interactive e-Web wireless telemetry interface solutions, which monitor and control geographically remote systems and applications.

         The Company markets Fast Track Wireless Solutions(TM) as a service offering to Cellemetry(R) application and potential application partners as a means to reduce the development and engineering time for applications by providing the information and resources, including generic Cellemetry(R) product, necessary to more speedily bring applications to market.

         The Company believes that the Fast Track Wireless Solutions(TM) service offers Cellemetry(R) application and potential application partners a cost effective and efficient means of leveraging the benefits of the Cellemetry(R) Data Service and providing speed to market for both fixed and mobile applications.

SALES AND MARKETING

         The Company markets its wireless data communications services directly to participating cellular carriers who share in the recurring revenue generated from within their territories. The services are also marketed directly to application providers who are offered communications capability, and varying degrees of router services, radio development and other ongoing support services. A network operations center provides customer support twenty-four hours a day, seven days a week.

         The Company currently offers Cellemetry(R) service in Canada, Mexico and the U.S.A. and in Paraguay through a licensed arrangement with a local entity. The Company intends to offer Cellemetry(R) in various international markets through direct sales, partnerships, and other channels of distribution.

         The Company markets "SMS" to cellular carriers in the U.S.A. on the basis of a competitive pricing model based upon a connection and a usage fee structure, which is content and traffic volume related. The major benefit to cellular carriers of the Company's service offering which is emphasized is the limited capital investment cost of establishing the service within the cellular carriers territories due to the available centralized Service Bureau and existing Cellemetry(R) based wireless data network. The service is available to all cellular carriers, including those carriers with existing relationships to Cellemetry.

SECURITY - DERIVED  CHANNEL TECHNOLOGY

         Although the Company has sold its Derived Channel technology to BT, the Company retains the right to market this service in North, Central and South America, South Korea and Australia. The Company provides this service through its DCX Systems and DCX Australia subsidiaries.

         As a result of technological advances in the telecommunications industry, telephone companies ("Telecomms") are able to broaden their product portfolios by offering enhanced services to their customers. The Company believes that Telecomms can be attracted to niche technologies, such as the Company's Derived Channel technology that offer a cost effective solution for applications that typically require dedicated lines, thereby providing a more productive use of the existing telephone network.

         The Company's licensed technology creates a "Derived Channel" on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. The Derived Channel technology uses this inaudible or low tone frequency to transmit monitoring information between a microprocessor at the user's protected premises and a microprocessor located at the telephone company's central office. This creates a two-way communication system that continuously monitors the integrity of a user's telephone line and security system. Derived Channel operates over a regular voice telephone line and dedicated lines with no interference, whether or not the telephone is in use. In addition, the low tone signal can be encrypted for additional security.

The Company believes that Derived Channel differs from most other alarm transport technologies in three meaningful ways: 1) Derived Channel operates over existing telephone lines, eliminating the need for a dedicated line service to the telephone customer; 2) Derived Channel communicates by means of an encrypted, continuous and inaudible signal and is transmitted even while the telephone is otherwise in use; 3) telephone line integrity and security system operation are automatically monitored at frequent intervals through polling generated by network equipment located at the telecommunication company's central office. The continuous signaling originating at the protected premises provides prompt reporting of line disruptions, telephone system outages, or alarm conditions.

         The Company believes that Derived Channel represents an improvement over the most common monitored alarm signaling system, such as the automatic dialer (also know as a digital communicator). These devices are reactive by nature. When an intrusion is detected, an automatic dialer attempts to seize the subscriber's telephone line and dial the number of the alarm monitoring company to report the intrusion. Generally, in the event the telephone line is in use or has been cut, a standard automatic dialer will be unable to report the alarm condition. Unlike the standard automatic dialer, Derived Channel is proactive. As such, it continuously monitors line and system integrity, and automatically reports any line disruption or failure to the alarm monitoring company.

SALES AND MARKETING

         The Company intends to provide a level of marketing support to the Telecomms and alarm system distributors, in its licensed territories, and to seek more comprehensive associations with Telecomms, enabling the Company to market its Derived Channel security alarm transport directly to the industry in an effort to capture a share of the recurring revenue generated by the applications. The Company has a presence in the private market sector (non-publicly switched traffic), and serving customers who have control and ownership of their own telephone facilities. This segment of the market needs smaller systems and has fewer connection points than the systems, which have been marketed to the major telephone companies.


                        DIGITAL MULTIMEDIA AND NETWORKING

DIGITAL MULTIMEDIA

PRODUCTS AND SERVICES

         The Company designs, develops, and markets complete digital multimedia system solutions for high bandwidth broadband communications networks. The Company both manufactures the products upon which its systems are based and incorporates third party products where appropriate.

         The Company's digital multimedia systems permit network operators to provide a wide range of video and data services, including internet access, high-speed data transfer, and interactive video conferencing and voice service. The use of fiber optics in the broadband transmission network provides improved signal quality for long distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. The Company believes that its digital multimedia systems enable the deployment of sophisticated architectures generally at lower costs and with less hardware and complexity than competing offerings.

         The Company has developed and continues to enhance its line of software, data, and fiber optic transmission products. In addition, the Company has developed a new digital multimedia solution, PowerPlay(TM), which provides capability for interactive videoconferencing over the same network platform that carries standard data traffic. The Company believes that PowerPlay(TM) represents a significant advance over the prior generation product EDCOMM(TM), which was targeted at the distance learning market, because of PowerPlay(TM)'s broader range of potential uses.

         SYSTEM SOLUTION SERVICES. The Company designs and implements systems utilizing in-house manufactured products and products supplied by third parties. It also trains the end-users as an integral aspect of providing complete system solutions. The Company believes its total system solution focus differentiates it from competitors while providing an additional source of revenue growth.

         POWERPLAY(TM) SOLUTION. PowerPlay(TM) is the Company's digital multimedia solution for high bandwidth private network applications. PowerPlay(TM) is an integrated hardware-software system, which supports user-friendly control of all network devices including VCRs, cameras, and switches. This product permits the scheduling and conduct of video conferencing via a desktop workstation, a roll about cart or a configured classroom or business environment. The PowerPlay(TM) system incorporates proprietary software; both Company and third party developed hardware, and is compatible with all standards based transmission networks. The Company believes that PowerPlay(TM) is unique with respect to its capability to deliver full motion video signals while using a relatively small amount of bandwidth.

         DATA SOLUTION. The Company also provides high-speed wide area network, or WAN, data solution. This solution is offered as a data only capability or as part of delivering the PowerPlay(TM) application. The data product line consists of two main components. First is the data switch product, which the Company obtains from other vendors. Second is the transport converter device, which the Company manufactures.

         ANALOG PRODUCTS. The Company also offers an analog transport product line, EDCOMM(TM) that consists of a variety of fiber optic transmitters and receivers. The typical application is for the delivery of video over a private network. The Company manufactures all of these products and the great majority of the sales of these products are to existing customers.

SALES AND MARKETING

         The Company markets its digital multimedia products and services directly and through a combination of manufacturers' representatives, system integrators, and value added resellers. The Company believes it will be necessary to expand its sales and marketing efforts in the future to remain competitive and take advantage of market opportunities, as well as to extend into international markets.

         The Company has established relationships with a number of multiple system cable operators, or MSOs. MSOs have generally looked to these private networks as a means of augmenting and extending their public networks, and as a source of new revenues in the increasingly competitive environment.

         Operating Telephone Companies compete with cable operators for the delivery of distance learning and other private network services. The Company has successfully provided product to several Regional Bell Operating Companies and hopes to replicate these efforts in other areas.

         The Company has developed relationships with a number of traditional systems integrators under which it has provided system design services and has assisted with the installation. The Company believes that systems integrators provide a viable avenue to the market and intends to continue to expand its efforts in this area.

NETWORKING

PRODUCTS AND SERVICES

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

         The Company provides products, which assist the carriers in the engineering, installation, and servicing of this new telecommunications control network. These telecommunications network operational support systems and services can be broken down into three categories: Test Access, Interconnecting Devices, and Services including System Integration (rack and stack) and Installation.

         TEST ACCESS. The Digilog(TM)Network Analysis and Monitoring System, or NAMS, is a network overlay system that enables a user to monitor the operation of the SS7 network from a central site. The system provides prompt alarm notification of a network failure, automatic activation of backup devices, and a means to track down operational database errors. Verizon is one of the largest users of this system in its tier I and tier II support operations. In this application, the Company supplies the access products and the system software in partnership with Agilent Technologies, which supplies the remote controlled Protocol Analyzers.

         INTERCONNECTING DEVICES. The Digilog(TM) Channel Access Unit ("CAU") is a product used to provide the physical interconnection between the SS7 network and complex monitoring devices such as the AcceSS7 system from Agilent Technologies.

         This product was developed to meet a strong need to interconnect several applications monitoring computers to a single network tap point. In addition to the CAU, the Company's interconnect products include resistor panels, special cables, fuse panels, and the integration of other third-party equipment for unique connection configurations.

         SYSTEM INTEGRATION (RACK AND STACK) AND INSTALLATION. The Company is an approved installer for Verizon. As such, it provides installation services to Verizon both directly and indirectly through Agilent Technologies. The Company also provides System Integration services to both of these customers. Integration Services are the assembly of both customer-supplied and Digilog(TM) manufactured components into rack and cabinet configurations for installation in the telephone central office. Through a partnership with Agilent Technologies, the Company assembles and tests Agilent Technologies' equipment prior to installing it in central offices throughout the U.S.A.

SALES AND MARKETING

         The Company's Digilog(TM) networking products are sold by highly trained, direct sales personnel. These individuals work within the telephone central office and are encouraged to develop practical solutions to the customer's program managers. The Company believes that this approach has proven to be very efficient. In addition, the Company has developed partnerships with Agilent Technologies and other suppliers of monitoring equipment. Establishing relationships such as these facilitates access to a much broader market without the additional expense of a large and specialized sales force.

                                     GENERAL

SUPPLIERS

         The Company relies on third party subcontractors to manufacture some of the equipment used to provide its Uplink security alarm communication service, Derived Channel and networking equipment and products. In addition, some of the Company's products are obtained from sole source suppliers. The loss of a subcontractor or supplier could cause a disruption in the Company's business due to the short lead-times demanded by certain of the Company's customers.

COMPETITION

         The Company has one direct competitor for its wireless communications business Cellemetry(R) technology - Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Numerous indirect competitors are actively pursuing the short message wireless data transport market. Principally, two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS.

         The Company believes that its ubiquitous North American coverage, price points, and system performance will enable it to effectively compete for market share. However, many of the competitors have greater financial and other resources than the Company.

         The market for the Company's digital multimedia high bandwidth broadband transmission equipment and software solutions has been characterized by rapid technological change. The principle competitive factors in this market include product performance, reliability, price, breadth of product line, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide complete systems solutions including system integration, network management capabilities, and the expertise to migrate existing systems to more complete broadband networks, have also become critically important vendor selection criteria in recent years. Additionally, users require applications to make best use of these networks.

         The Company's competitors for its digital multimedia products and services include a number of companies that have developed videoconferencing technology, including PictureTel, Polycom and VTEL. Other competitors include manufacturers of fiber transmission equipment, who offer comparable products but do not provide a complete system solution, including software. Many of the competitors have greater financial and other resources than the Company.

         Because of its proprietary nature, the Company believes that it is the only licensed provider of Derived Channel products. The Company's principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company's Derived Channel. The Company believes that Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport.

         The Company believes that its networking business is unique among vendors of support systems for SS7 in that it has been a long-term provider of both diagnostic equipment and testing systems. The Company believes that its presence in telephone central offices on a day-to-day basis gives its networking business a unique perspective on the needs of the central office project manager.

RESEARCH AND DEVELOPMENT

         Technology is subject to rapid change, so the introduction of new products, technologies and applications in the Company's markets could adversely affect the Company's business. The Company's success will depend, in part, on its ability to enhance existing products and introduce new products and applications on a timely basis. The Company plans to continue to devote a substantial portion of its resources to the research and development function.

         The Company continues to invest in improvements to Cellemetry(R) and its service capability on an ongoing basis, through development of expanded service bureau capabilities, further communications costs reductions, and additional enhancement to application-specific capabilities.

         In the near term, the Company will continue to enhance PowerPlay(TM), expand its data product offerings to include high-speed fiber transceivers, and introduce versions of PowerPlay(TM), which will be capable of working in a relatively lower bandwidth environment.

         The Company will continue to be reliant upon BT to conduct research and development for Derived Channel technology.

PRODUCT WARRANTY AND SERVICE

         The Company's wireless communications business provides three-year parts and labor warranties on all wireless radios. The Company's security - Derived Channel business provides customers with limited one-year warranties on scanners and message switch software while Subscriber Terminal Units ("STUs") are typically sold with a one- or two-year labor and materials warranty. The Company's digital multimedia business provides either a one- or two-year warranty on parts and labor, depending on the scale and type of product provided. The Company's networking business provides a one-year warranty on all telecommunications networking products. In addition, a "help desk" and training support is offered to all users of telecommunications networking products. To date, the cost to the Company of its warranty programs have not been material.

INTELLECTUAL PROPERTY

         The Company holds patents covering its Cellemetry(R) related technology in the U.S.A. and various foreign countries. These patents expire between 2011 and 2016. The Company through Cellemetry licenses certain Cellemetry(R) related technologies under licenses with BellSouth Corporation. The Company also owns other intellectual property relating to its products. The Company also holds patents through Cellemetry, which primarily cover the delivery of the Cellemetry(R) wireless data communications service. These patents expire between 2010 and 2012. It is the Company's practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given as to the scope of the patent protection.

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

         The provision of telecommunications services in the U.S.A. is subject to the Federal Communications Act and regulations promulgated by the Federal Communications Commission (the "FCC"), as well as to state statutes and regulations. These statutes and regulations have not resulted in any significant impediments to the provision of alarm reporting services by telephone companies using Derived Channel technology or for the delivery of wireless data signals using the Cellemetry(R) network. The Company may be subject to certain taxes and fees in connection with telecommunication services (including the federal universal service charge).

         In addition, the Company's products, such as Derived Channel STUs, Uplink radios and certain digital multimedia products, require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. The Company's products currently used in the U.S.A., which are subject to these requirements, have received all required certifications. However, anticipated design changes to products sold in the U.S.A. will require compliance testing and certification.

         In addition, in the U.S.A. the Company's products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk. Certain products of the Company's digital multimedia business also require certification from Underwriters Laboratories. The Company has obtained all required Underwriters Laboratories certifications for products currently marketed in the U.S.A. and expects that future certifications will be obtained as necessary in the ordinary course of business.

         Regulations similar to the above may exist in other countries. In the event that the Company did not comply with any such regulations, or if the Company's current or future products did not meet various regulatory standards or receive and maintain all required certifications, the Company's business could be adversely affected.

EMPLOYEES

         The Company, as of March 26, 2001, employs 118 employees in the U.S.A., consisting of 6 in manufacturing, 37 in sales, marketing and customer service, 52 in engineering and operations and 23 in management and administration. A union represents none of the Company's employees. The Company believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT

         The following sets forth the names, ages and positions of the executive officers and certain key employees of the Company as of March 26, 2001:

         Geoff W. Girdler, age 40, has been the Executive Vice President of the Company since December 1999. From 1994 to 1997, Mr. Girdler was sales director for Digital Audio Limited, a then wholly-owned subsidiary of the Company. From 1998 until 1999, Mr. Girdler served, as Managing Director of Versus Technology Limited, a then indirect, wholly owned subsidiary of the Company, with operational responsibility for derived channel technology worldwide.

         Robert M. Madonna, age 47, has been the Executive Vice President of the Company since December 1999. From 1996 until 1999, Mr. Madonna served as an officer for various Company subsidiaries. Prior to 1996, Mr. Madonna was employed by Bell Atlantic Corporation with responsibility in customer service, product development and project management.

         Stratton J. Nicolaides, age 47, has served as Chief Executive Officer of the Company from April 2000 having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999. From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership and provided consulting services to Dominion Group Limited.

         Peter J. Quinn, age 44, has been the Chief Financial Officer of the Company since December 1999. From 1987 to 1997, Mr. Quinn served as Chief Financial Officer, Secretary, Treasurer, and Board Member of Europlex Holdings Limited. From July 1997 until December 1999, Mr. Quinn served as Vice President, Chief Financial Officer, Secretary and Treasurer of Uplink, a subsidiary of the Company. From 1998 until December 1999, Mr. Quinn also held the same position at Cellemetry LLC.

ITEM 2.  PROPERTIES.

         All of the Company's facilities are leased. Set forth below is certain information with respect to the Company's leased facilities:

LOCATION                   PRINCIPAL BUSINESS                        SQUARE FOOTAGE     LEASE TERM
- --------                   ------------------                        --------------     ----------
Willow Grove,              Networking and                              10,000              2003
Pennsylvania               Security - Derived Channel

State College,             Digital Multimedia                          13,845              2002
Pennsylvania

West Conshohocken,         Executive Office(1)                          2,815              2002
Pennsylvania

Atlanta, Georgia           Wireless Communications                     14,027              2003
                           and Principal Executive Office

Atlanta, Georgia           Wireless Communications                      6,946              2003

(1) Executive office prior to relocation to Atlanta, presently sub-leased.

         The Company conducts manufacturing, sales and marketing, engineering and administrative activities at many of these locations. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it may require additional space, which the Company believes will be available at reasonable rates.

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

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceeding will have a materially adverse effect on its business. The Company believes that no currently pending legal proceeding will have a materially adverse effect on the financial condition or results of operations of the Company.

         In connection with the acquisition of the entire equity interest in Uplink a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority shareholder's shares.

         The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside, and that Uplink and certain of its officers conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is in the discovery phase.

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

                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

         The Company does not currently pay any cash dividends. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.

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


FISCAL 2000                                                   HIGH          LOW

First Quarter (January 1, 2000 to March 31, 2000)           $ 17.00      $ 9.38
Second Quarter (April 1, 2000 to June 30, 2000)               13.31        7.06
Third Quarter (July 1, 2000 to September 30, 2000)            13.75        9.75
Fourth Quarter (October 1, 2000 to December 31, 2000)         12.75        7.06

FISCAL 1999                                                   HIGH         LOW

First Quarter (November 1, 1998 to January 31, 1999)        $  4.25      $ 1.75
Second Quarter (February 1, 1999 to April 30, 1999)            4.13        2.88
Third Quarter (May 1, 1999 to July 31, 1999)                   4.38        3.00
Fourth Quarter (August 1, 1999 to October 31, 1999)            5.56        3.00

As of March 26, 2001 there were 62 shareholders of record of the Company's Common Stock, which include shares held in street name by brokers or nominees.

ITEM 6.  SELECTED FINANCIAL DATA.

         Incorporated by reference from the Company's 2000 Annual Report to Shareholders, pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference from the Company's 2000 Annual Report to Shareholders pursuant to General

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

         1. Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1.

               Index to Financial Statements of the Company

               Report of Certified Independent Public Accountants Independent Auditors' Report

               Consolidated Balance Sheets as of December 31, 2000 and 1999 and October 31, 1999

               Consolidated Statements of Operations for the year ended December 31, 2000; the two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998

               Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000; the two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998

               Consolidated Statements of Cash Flows for the year ended December 31, 2000; the two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998

               Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules

               Schedule I - Condensed financial information of registrant (parent company only)

               Schedule II - Valuation and qualifying accounts

         3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

2.1(1) Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.2(2) Shareholders' Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.3(3) Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited

3.1(4) Amended and Restated Articles of Incorporation of the Company, as amended

3.2(4)   Bylaws of the Company

10.1(4) The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation Plan)

10.2(5) Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.3(6) Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10.4(7) Registration Agreement between the Company and Dominion dated July 13, 1992

10.5(6) Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

10.6(4) Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

10.7(10) 1999 Long-Term Incentive Plan (Management Compensation Plan).

10.8(8) Formation Agreement among Numerex Corp., BellSouth Wireless, Inc. and BellSouth Corporation dated February 25, 1998.

10.9(9) Operating Agreement between Numerex Corp. and BellSouth Wireless, Inc. dated May 15, 1998.

10.10(3) First Amendment to Operating Agreement of Cellemetry LLC between
         Numerex Corp. and BellSouth Wireless, Inc. effective as of November 1, 1999.

11       Computation of Earnings Per Share

13       Pursuant to Note 2 of Instruction G (2) to Form 10-K, in response to
         Item 6. Selected Financial Data, "Selected Consolidated Financial Data" and in response to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Management's Discussion and Analysis of Financial

         Condition and Results of Operations" are incorporated by reference from the Company's 2000 Annual Report to Shareholders' and are being filed in electronic format. No other sections of the Company's 2000 Annual Report to Shareholders shall be deemed "filed" as part of this filing.

21       Subsidiaries of Numerex Corp.

23.1     Consent of Grant Thornton LLP

23.2     Consent of Deloitte & Touche LLP

24       Power of Attorney

(1) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997 (File No. 0-22920)

(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2000 for the year ended October 31, 1997 (File No. 0-22920)

(3) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

(6) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

(7) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

(8) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1998 (File No. 0-22920)

(9) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1998 (File No. 0-22920)

(10) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-22920)

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUMEREX CORP.


Date: March 28, 2001                    By: /S/STRATTON J. NICOLAIDES
                                            ------------------------------------
                                            Stratton J. Nicolaides, Chairman and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Capacity                     Date
- --------------------------------------------------------------------------------


/S/STRATTON J. NICOLAIDES
- -------------------------
Stratton J. Nicolaides               Chairman and                 March 28, 2001
                                     Chief Executive Officer

/S/ GEORGE BENSON
- -------------------------
George Benson                        Director                     March 28, 2001


/S/ MATTHEW J. FLANIGAN
- -------------------------
Matthew J. Flanigan                  Director                     March 28, 2001


/S/ ALLAN LIU
- -------------------------
Allan Liu                            Director                     March 28, 2001


/S/ JOHN RAOS
- -------------------------
John Raos                            Director                     March 28, 2001


/S/ ANDREW J. RYAN
- -------------------------
Andrew J. Ryan                       Director                     March 28, 2001


/S/PETER J. QUINN
- -------------------------
Peter J. Quinn                       Executive Vice President,    March 28, 2001
                                     Chief Financial Officer,
                                     Principal Financial and
                                     Accounting Officer

                                 C O N T E N T S

                                                                            Page

Consolidated Financial Statements of the Company:

         Report of Certified Independent Public Accountants                 F-2

         Independent Auditors' Report                                       F-3

         Consolidated Balance Sheets as of December 31, 2000 and
          1999 and October 31, 1999                                         F-4

         Consolidated Statements of Operations and Comprehensive
          Income for the year ended December 31, 2000, the
          two-month period ended December 31, 1999 and the years
          ended October 31, 1999 and 1998                                   F-6

         Consolidated Statements of Shareholders' Equity for the
          year ended December 31, 2000, the two-month period
          Ended December 31, 1999 and the years ended October 31,
          1999 and 1998                                                     F-7

         Consolidated Statements of Cash Flows for the year ended
          December 31, 2000, the two-month period ended
          December 31, 1999 and the years ended October 31,
          1999 and 1998                                                     F-8

         Notes to Consolidated Financial Statements                         F-10

               REPORT OF CERTIFIED INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of
   Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and October 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000, the two-month period ended December 31, 1999 and the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Numerex Corp. and subsidiaries as of and for the year ended October 31, 1998, were audited by other auditors whose report dated December 16, 1998, except for Note H, as to which the date is January 8, 1999, expressed an unqualified opinion on those statements.

We also audited the adjustments described in Note A-2 that were applied to restate the 1998 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries as of December 31, 2000 and 1999 and October 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the two-month period ended December 31, 1999 and the year ended October 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON
- ------------------
Grant Thornton LLP

Atlanta, Georgia
February 13, 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of Numerex Corp.:

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows of Numerex Corp. and subsidiaries (the "Company") for the year ended October 31, 1998, all expressed in pounds sterling (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, expressed in pounds sterling, (not presented separately herein), present fairly, in all material respects, the consolidated results of operations and cash flows of Numerex Corp. and subsidiaries for the year ended October 31, 1998 in conformity with accounting principles standards generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
- -------------------------
    Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 16, 1998, except for the last paragraph of Note H, as to which the date is January 8, 1999.

                         NUMEREX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)


                                     ASSETS


                                                              DECEMBER 31,         October 31,
                                                         ---------------------
                                                           2000          1999         1999
                                                         -------       -------     -----------

CURRENT ASSETS
   Cash and cash equivalents (Note A-4)                  $10,567       $21,490       $ 5,691
   Accounts receivable (net of allowances of
     $431, $237 and $167, respectively (Note A-10)         7,153         6,241        11,015
   Inventory (Notes A-9 and D)                             4,117         3,618         4,525
   Prepaid taxes (Notes A-8 and I)                            16             -           311
   Prepaid expenses & interest receivable                    450           259           293
                                                         -------       -------       -------

       Total current assets                               22,303        31,608        21,835

Property and equipment, net (Notes A-6 and E)              2,917         2,899         3,792
Goodwill, net (Notes A-5 and F)                           10,789        11,404         8,808
Intangible assets, net (Notes A-5 and G)                   9,845        10,410        12,108
Other assets                                                  88            84            85
                                                         -------       -------       -------

                                                         $45,942       $56,405       $46,628
                                                         =======       =======       =======


The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      DECEMBER 31,             October 31,
                                                                ------------------------
                                                                  2000            1999           1999
                                                                --------        --------       -----------

CURRENT LIABILITIES
   Accounts payable                                             $  3,316        $  2,823        $  4,159
   Income taxes (Notes A-8 and I)                                     10             854           1,902
   Accrued taxes, other than income                                    -               -             424
   Other current liabilities
        Deferred revenues                                            425             257             259
        Other accrued liabilities                                  1,640           2,837           2,548
   Obligations under capital leases, current portion                  36              25              30
                                                                --------        --------        --------

       Total current liabilities                                   5,427           6,796           9,322

LONG-TERM DEBT
   Obligations under capital leases                                  102              85              84

MINORITY INTEREST (Note B)                                         3,511           6,616           7,201

COMMITMENTS AND CONTINGENCIES
   (Notes J, K and M)                                                  -               -               -

SHAREHOLDERS' EQUITY
   Preferred stock - no par value; authorized
     3,000,000 shares; issued 30,000, 30,000 and 0 shares          3,000           3,000               -
   Class A common stock - no par value; authorized
     30,000,000 shares; issued 12,157,504, 11,609,492 and
     11,609,492 shares                                            32,064          29,870          29,870
   Class B common stock - no par value; authorized
     5,000,000 shares; none issued                                     -               -               -
   Additional paid-in capital                                        370             370             370
   Treasury stock, at cost, 1,766,400, 1,266,400 and
     1,266,400 shares                                             (9,222)         (5,222)         (5,222)
   Accumulated other comprehensive income                            (20)            (20)              4
   Retained earnings                                              10,710          14,910           4,999
                                                                --------        --------        --------

         Total shareholders' equity                               36,902          42,908          30,021
                                                                --------        --------        --------

                                                                $ 45,942        $ 56,405        $ 46,628
                                                                ========        ========        ========

The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOMOME
                      (In Thousands, Except Per Share Data)

                                                                   FOR THE
                                                 FOR THE          TWO-MONTH
                                               YEAR ENDED        PERIOD ENDED        FOR THE YEARS ENDED
                                               ----------        ------------        -------------------
                                              DECEMBER 31,       DECEMBER 31,            OCTOBER 31,
                                              ------------       ------------     ------------------------
                                                 2000                1999           1999            1998
                                                --------          ---------       --------        --------

Net sales                                       $ 20,290          $   2,301       $ 33,736        $ 25,231
Cost of sales                                     12,290              1,746         14,403          12,284
Inventory write-downs                                  -                  -              -           2,201
                                                --------          ---------       --------        --------
     Gross profit                                  8,000                555         19,333          10,746

Research and development expenses                  3,430                473          3,468           3,113
Selling, general, administrative and
   other expenses                                 13,576              2,681         18,622          17,347
Special charges (Note C)                               -                  -              -           1,598
                                                --------          ---------       --------        --------

     Operating profit (loss)                      (9,006)            (2,599)        (2,757)        (11,312)

Interest and other income, net                     1,900                100            404           1,074
Gain on disposition of assets and business
(Note B)                                               -             12,680              -               -
Equity in net losses of affiliate                      -                  -              -             422
Minority interest                                  3,146                591          2,418             736
                                                --------          ---------       --------        --------
     Earnings (loss) before income taxes          (3,960)            10,772             65          (9,924)

Income taxes (Notes A-8 and I)                         -                861          1,682           1,279
                                                --------          ---------       --------        --------
     Net earnings (loss)                          (3,960)             9,911         (1,617)        (11,203)

Preferred stock dividend                             240                  -              -               -
                                                --------          ---------       --------        --------

   Net earnings (loss) applicable to
     common shareholders                        $ (4,200)         $   9,911       $ (1,617)       $(11,203)
                                                ========          =========       ========        ========


Other comprehensive earnings (loss),
   net of income taxes
     Foreign currency translation
       adjustment (Note A-15)                   $      -          $     (24)      $   (180)       $   (559)
                                                ========          =========       ========        ========


Comprehensive earnings (loss)                   $ (4,200)         $   9,887       $ (1,797)       $(11,762)
                                                ========          =========       ========        ========


Basic earnings (loss) per share
   (Note A-19)                                  $  (0.40)         $    0.96       $  (0.16)       $  (1.04)
                                                ========          =========       ========        ========
Diluted earnings (loss) per share               $  (0.40)         $    0.85       $  (0.16)       $  (1.04)
                                                ========          =========       ========        ========

Number of shares used in per share
   calculation (Note A-19):
     Basic                                        10,512             10,343         10,378          10,818
                                                ========          =========       ========        ========
     Diluted                                         N/A             11,679            N/A             N/A
                                                ========          =========       ========        ========

The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                                                                     Accumulated
                                                                              Additional               Other
                                       Preferred   Stock   Common     Stock    Paid-In    Treasury  Comprehensive Retained
                                         Shares   Amount   Shares    Amount    Capital      Stock     Earnings    Earnings   Total
                                       ---------  ------   ------    ------   ----------  --------  ------------- -------- --------
      Balance, October 31, 1997               -  $     -   11,597   $ 29,805    $   -     $ (3,103)    $  743     $ 17,819 $ 45,264


Issuance of shares in connection with         -        -       12         65        -            -          -            -       65
  exercise of stock options
Issuance of common stock warrants             -        -        -          -      220            -          -            -      220
Purchase of treasury stock                    -        -        -          -        -       (1,541)         -            -   (1,541)
Translation adjustment                        -        -        -          -        -            -       (559)           -     (559)
Net loss                                      -        -        -          -        -            -          -      (11,203) (11,203)
                                       ---------------------------------------------------------------------------------------------

      Balance, October 31, 1998               -        -   11,609     29,870      220       (4,644)       184        6,616   32,246

Issuance of common stock warrants             -        -        -          -      150            -          -            -      150
Purchase of treasury stock                    -        -        -          -        -         (578)         -            -     (578)
Translation adjustment                        -        -        -          -        -            -       (180)           -     (180)
Net loss                                      -        -        -          -        -            -          -       (1,617)  (1,617)
                                       ---------------------------------------------------------------------------------------------

          Balance, October 31, 1999           -        -   11,609     29,870      370       (5,222)         4        4,999   30,021

Issuance of preferred stock                  30    3,000        -          -        -            -          -            -    3,000
Translation adjustment                        -        -        -          -        -            -        (24)           -      (24)
Net earnings                                  -        -        -          -        -            -          -        9,911    9,911
                                       ---------------------------------------------------------------------------------------------

        Balance, December 31, 1999           30    3,000   11,609     29,870      370       (5,222)       (20)      14,910   42,908

Issuance of shares in connection with
 exercise of stock options and warrants       -        -      548      2,194        -            -          -            -    2,194
Purchase of treasury stock                    -        -        -          -        -       (4,000)         -            -   (4,000)
Net loss                                      -        -        -          -        -            -          -       (4,200)  (4,200)
                                       ---------------------------------------------------------------------------------------------

          Balance, December 31, 2000         30  $ 3,000   12,157   $ 32,064  $   370     $ (9,222)    $  (20)    $ 10,710 $ 36,902
                                            ===  =======   ======   ========  =======     ========     ======     ========  =======

The accompany notes are an integral part of this statement.

                         NUMEREX CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      FOR THE
                                                     FOR THE         TWO-MONTH
                                                    YEAR ENDED      PERIOD ENDED        FOR THE YEARS ENDED
                                                   DECEMBER 31,     DECEMBER 31,            OCTOBER 31,
                                                   ------------     ------------      -----------------------
                                                       2000                1999         1999           1998
                                                     --------        ----------       -------        --------

Cash flows from operating activities:
   Net earnings (loss)                               $ (3,960)       $  9,911        $ (1,617)       $(11,203)
   Adjustments to reconcile net earnings
     (loss) to net cash provided by (used in)
       operating activities:
       Depreciation                                     1,374             231           1,265             727
       Amortization                                     1,488             239           2,069           2,224
       Special charges                                      -               -               -           1,151
       Minority interest                               (3,146)           (591)         (2,418)           (736)
       Equity in net losses of affiliate                    -               -               -             422
       Gain on disposition of business                      -         (12,605)              -               -
       Gain on disposition of other assets                  -             (75)           (125)              -
       Deferred taxes                                       -             472               -               -
         Changes in assets and liabilities
          which provided (used) cash:
          Accounts receivable                            (912)          1,034          (5,778)          1,434
          Inventory                                      (499)           (429)           (272)            741
          Prepaid expenses &
                interest receivable                      (191)            310             368            (242)
          Other assets                                      -               -             (55)              -
          Accounts payable                                493            (701)          1,987            (914)
          Income taxes                                   (860)          1,258           2,238             726
          Accrued taxes other than income                   -               -             273              62
          Other accrued liabilities                    (1,029)            788            (625)          2,142
                                                     --------        --------        --------        --------

          Net cash provided by (used in)
            operating activities                       (7,242)           (158)         (2,690)         (3,466)
                                                     --------        --------        --------        --------

Cash flows from investing activities:
   Proceeds from disposition of business                    -          16,721               -               -
   Proceeds from disposition of other assets                -             161             500               -
   Purchase of property and equipment                  (1,325)           (209)         (2,137)           (917)
   Purchase of intangible and other assets               (245)            (61)         (2,148)           (678)
   Acquisitions of businesses, net of cash                  -               -               -          (1,225)
   Investment in business                                 (58)            (95)              -          (1,000)
                                                     --------        --------        --------        --------

          Net cash provided by (used in)
            investing activities                       (1,628)         16,517          (3,785)         (3,820)
                                                     --------        --------        --------        --------


The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                                 (In Thousands)

                                                                   FOR THE
                                                  FOR THE         TWO-MONTH
                                                YEAR ENDED       PERIOD ENDED       FOR THE YEARS ENDED
                                                DECEMBER 31,     DECEMBER 31,            OCTOBER 31,
                                                ------------     ------------     ------------------------
                                                    2000            1999            1999            1998
                                                  --------        --------        --------        --------

Cash flows from financing activities:
   Proceeds from revolving credit facility               -               -               -           1,500
   Proceeds from exercise of stock options           2,232               -               -              65
   Principal payment on revolving
     credit facility                                     -               -          (6,000)              -
   Principal payments on capital lease
     obligations                                       (38)             (9)            (42)            (24)
   Payment of preferred dividends                     (240)              -               -               -
   Purchase of treasury stock                       (4,000)              -            (578)         (1,541)
                                                  --------        --------        --------        --------

           Net cash provided by (used in)
             financing activities                   (2,046)             (9)         (6,620)              -
                                                  --------        --------        --------        --------

Effect of exchange differences on cash                  (7)              -             (14)            (77)
                                                  --------        --------        --------        --------

Net (decrease) in cash and cash equivalents        (10,923)         16,350         (13,109)         (7,363)

Cash and cash equivalents,
   beginning of year                                21,490           5,140          18,800          26,163
                                                  --------        --------        --------        --------

Cash and cash equivalents, end of year            $ 10,567        $ 21,490        $  5,691        $ 18,800
                                                  ========        ========        ========        ========


SUPPLEMENTAL DISCLOSURES OF  CASH
   FLOW INFORMATION
     Cash (receipts) payments for:
       Interest                                   $    916        $     58        $     85        $    369
       Income taxes                                    536               -            (476)            701

The accompanying notes are an integral part of these statements.

                         NUMEREX CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   1 . NATURE OF BUSINESS

   Numerex Corp. is a technology company comprised of operating subsidiaries (the "Company") that develop and market a wide range of communications products and services. The Company's primary focus is wireless data communications utilizing proprietary network technologies. The Company offers products and services in wireless data communications through Cellemetry(R) and Data1Source(TM), and digital multimedia networking through PowerPlay(TM) and IP Contact(TM). These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

   2.  CURRENCY

   The consolidated financial statements are stated in U.S. Dollars. Historically, the Company's consolidated financial statements have been in British Pounds Sterling. As a result of increased business activity in the U.S.A. resulting from recent U.S. acquisitions, the U.S. Dollar has become the unit of measure of the majority of the Company's operations. Accordingly, the U.S. Dollar has been adopted as the Company's reporting currency effective for the quarter ended January 31, 1999. The consolidated financial statements and the notes thereto have been restated in U.S. Dollars for all periods presented.

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

   5.  INTANGIBLE ASSETS

   Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

       o Patents and acquired intellectual property - straight-line over 7 to 16 years
       o Developed software - straight-line over 3 to 5 years
       o Goodwill - straight-line over 12 to 20 years

   Goodwill represents the excess of the cost of net assets acquired over fair value.

   The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technical feasibility are expensed as incurred.

   6.  PROPERTY AND EQUIPMENT

   Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases, whichever is shorter. Depreciation for property, equipment and buildings is calculated using the straight-line method over the following estimated lives.

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       o Short-term leasehold improvements over the term of the lease 3-10 years
       o Plant and machinery                                          4-10 years
       o Equipment, fixtures and fittings                             3-10 years

   7.  IMPAIRMENT OF LONG-LIVED ASSETS

   The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the year and two-month period ended December 31, 2000 and 1999 and the years ended October 31, 1999 and 1998, respectively.

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

   9.  INVENTORY

   Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

   10. ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

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

   14. REVENUE RECOGNITION

   The Company recognizes revenue on the basis of the utilization of its technology by its customers and on sales of its products when title transfers to its customers. Revenue for recurring service and royalty agreements is recorded as sales when earned.

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
   (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financials statements. The Company reviewed its revenue recognition policies and determined that they are in compliance with SAB 101.

   15. FOREIGN CURRENCY TRANSACTIONS

   Some transactions of the Company and its subsidiaries are made in British pounds sterling, Canadian dollars and Australian dollars. Gains and losses from these transactions are included in income as they occur.

   16. RESEARCH AND DEVELOPMENT

   Research and development expenses are charged to operations in the period in which they are incurred.

   17. PROVISION FOR WARRANTY CLAIMS

   Estimated warranty expense is charged over the warranty period of the warranted products. Warranty expenses have not been significant to the Company.

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

   19. EARNINGS (LOSS) PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, SFAS No. 128, which supersedes APB No. 15, EARNINGS PER SHARE, requires a dual presentation of basic and diluted earnings per share as well as other disclosures. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period.

   Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

   Effective with the first quarter ended January 31, 1998, the Company adopted SFAS No. 128. The Company has computed its earnings (loss) per share in accordance with SFAS No. 128 for the year ended October 31, 1999 and has restated 1998 earnings (loss) per share information on a comparable basis, with no material differences.

   For the years ended December 31, 2000, October 31, 1999 and 1998, the Company's potential common shares have an anti-dilutive effect on earnings
   (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. For the two-month period ended December 31, 1999 the Company's potential common shares have a dilutive effect on earnings (loss) per share and, therefore, have been used in determining the total weighted average number of shares of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 1,739,384, 2,289,213, 1,739,213 and 1,156,713 for the year and two-month period ended December 31, 2000 and 1999 and the years ended October 31, 1999 and 1998, respectively

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   20. RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those statements at fair value.

   In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT NO. 133. This statement amended the effective date of SFAS No. 133 for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
   AN AMENDMENT OF FASB STATEMENT 133. This statement clarifies provisions of SFAS No. 133 based on interpretations developed in the FASB's Derivatives Implementation Group process and cleared by the FASB.

   The Company has evaluated the effect that the adoption of SFAS Nos. 133 and 138 will have on its consolidated financial position or results of operation and has concluded that there are no changes necessary to its presentation of financial information.

   21. CHANGE IN YEAR END AND RECLASSIFICATION

   The Company on April 28, 2000 determined to change its fiscal year-end from a fiscal year ending October 31 to a calendar fiscal year ending on December
   31. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B -INVESTMENTS AND DIVESTITURES

   On February 28, 1997, the Company acquired 100% of the outstanding common stock of Broadband Networks, Inc. ("Broadband"), a Delaware corporation, for approximately $5,867,000. In addition, the Company invested $1,654,000 directly into Broadband for working capital purposes. Certain employees of Broadband will continue to hold Broadband incentive stock options, which upon exercise would entitle them to own approximately 18% of Broadband's currently outstanding common shares. Such options become exercisable in 2001 and, upon exercise, the Company has certain rights, but is not obligated to purchase the shares.

   On July 17, 1997, the Company invested $1,000,000 in return for 19.5% of the common stock of Uplink Security, Inc. ("Uplink"), a Georgia corporation. Various options contained in the agreements provided the Company a means of acquiring a controlling interest in Uplink. On May 18, 1998, the Company acquired an additional 78,795 shares of Uplink from certain existing shareholders for approximately $1,444,000 including 89,763 Numerex common stock warrants with a strike price of $6.00. This stock purchase increased the Company's ownership interest in Uplink to 85%.

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

   On December 1, 1998 the Company subscribed for and was issued an additional 56,468 shares of Uplink common stock. This stock purchase increased the Company's ownership interest in Uplink to in excess of 90%.

   On December 30, 1998 under a `Plan of Merger' Uplink merged with and into US Acquisition, Inc., a corporation organized under the laws of the State of Georgia. Subsequently the surviving entity was renamed Uplink. The completion of the transaction increased the Company's ownership interest in Uplink to 100% of the common stock of Uplink. See Note M - Legal.

   On May 15, 1998, the Company, Bellsouth Wireless LLC ("BellSouth Wireless"), formerly BellSouth Wireless, Inc., and Bellsouth Corporation completed a transaction whereby Cellemetry LLC ("Cellemetry") a joint venture between the Company and BellSouth Wireless, was formed. Cellemetry, a Delaware limited liability company, is owned 60% by the Company and 40% by BellSouth Wireless. The parties entered into an operating agreement (the "Operating Agreement"), which deals with, among other things, the

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE B -INVESTMENTS AND DIVESTITURES - CONTINUED

   conduct of the business of Cellemetry.

   Pursuant to the Operating Agreement, the Company was scheduled to make cash contributions of up to $15,500,000 during the first two years of Cellemetry's operations. According to the Operating Agreement, at the end of three years if Cellemetry had met certain revenue targets no additional contribution from the Company would be required. However, if, at the end of three years, the revenue targets had not been met, the Company would be required to make an additional $3,750,000 cash contribution or contribute certain equity interests it had in Uplink. Also, according to the Operating Agreement, Cellemetry must achieve certain specific cumulative revenue and operating goals by the third anniversary of the formation date. If these performance goals were not met, the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company for $15,330,000, plus interest at a 13% annual compound rate or begin a process to dissolve Cellemetry which would include a transfer of the initially contributed intellectual property to BellSouth Wireless. In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interest in Cellemetry. Cellemetry has elected to be taxed as a partnership for income tax purposes.

   The Company's subsidiary recorded the assets contributed to Cellemetry by BellSouth Wireless at fair value on the date of contribution. The fair value of the patents contributed was $10,603,000, which is being amortized over their remaining life of 16 years. In addition, BellSouth Wireless contributed property and equipment valued at $285,000. The results of operations and financial position of Cellemetry were consolidated with the Company effective May 15, 1998, since the Company controls the operations of Cellemetry.

   On November 18, 1999, effective as of November 1, 1999, the Company and BellSouth Wireless completed the restructuring of the Cellemetry Operating Agreement.

   Under the terms of the restructuring, the operating agreement of Cellemetry has been modified ("First Amendment to the Operating Agreement") and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004 ("Modified Business Plan"). All respective rights under the Operating Agreement that triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002 and all financial performance tests have been amended to reflect the Modified Business Plan. In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000. Additionally, the agreement provided for the cancellation of the Cellemetry Share Option Plan with the intent that the Company exchanges all outstanding options for options to acquire shares of the capital stock of the Company.

   The restructuring also provided for Cellemetry to seek to find either a foreign carrier or strategic investor ("Third Party Investment") to invest new capital in exchange for up to 15% of Cellemetry. In connection with any such Third Party Investment, the Company's ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless's will not be diluted below 34%.

   Pursuant to the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company, however, has committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry.

   Also, pursuant to the First Amendment to the Operating Agreement, the Company conveyed 100% of the capital stock of its wholly owned subsidiary Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 Series A Convertible Redeemable Preferred Stock of the Company ("Preferred Stock"). The preferred stock is redeemable, at the Company's option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless's option, commencing November 1, 2003 or November 1, 2002 should the Company's common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company's common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion.

   On November 12, 1999, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase Limited ("Bronzebase"), to British Telecommunications plc ("BT"). Bronzebase is an English limited liability company, which owns all of the stock of Versus Technology Limited ("Versus Technology"). The consideration for the sale was (pound)12,500,000 British pounds (approximately $20,000,000), payable in cash at closing. The terms of the transaction were negotiated between the Company and BT at arm's

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE B -INVESTMENTS AND DIVESTITURES - CONTINUED

   length. As part of the transaction the Company retains the right to market derived channel technology in North, Central and South America, South Korea and Australia. Derived channel technology creates an inaudible frequency on an existing telephone line below the voice communications spectrum for data transmission ("Derived Channel").

NOTE C - SPECIAL CHARGES

   During the year ended October 31, 1998, the Company recorded a pre-tax special charge of $1,598,000. Charges of $1,151,000 related to the write off of intangible assets, principally developed software costs and territorial rights, which have been rendered obsolete as a result of the Company's decision to abandon certain specific Derived Channel sales and marketing initiatives for which future direct revenues were no longer expected. Charges of $447,000 result from severance and termination benefit costs for five employees who had principally corporate responsibilities. At December 31, 2000 and 1999 and October 31, 1999, payments under the aforementioned severance and termination benefits amounted to $100,000, $31,000 and $309,000, respectively.


NOTE D - INVENTORY

   Inventory consisted of the following:
   (In thousands)
                                           DECEMBER 31,        October 31,
                                       -------------------     -----------
                                        2000        1999          1999
                                       ------     --------       ------

   Raw materials                       $1,275        1,978       $1,871
   Work in progress                       174           70          698
   Finished goods                       2,668        1,570        1,956
                                       ------       ------       ------

                                       $4,117       $3,618       $4,525
                                       ======       ======       ======

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:
   (In thousands)
                                              DECEMBER 31,           October 31,
                                          ---------------------      -----------
                                           2000           1999           1999
                                          -----          ------         ------

   Leasehold improvements                 $   416        $   235        $   678
   Plant and machinery                      5,324          4,816          5,681
   Equipment, fixtures and fittings           699            695          1,302
                                          -------        -------        -------
     Total property and equipment           6,439          5,746          7,661
   Accumulated depreciation                (3,522)        (2,847)        (3,869)
                                          -------        -------        -------

     Property and equipment, net          $ 2,917        $ 2,899        $ 3,792
                                          =======        =======        =======

NOTE F - GOODWILL

   (In thousands)
                                                DECEMBER 31,         October 31,
                                          ---------------------      -----------
                                           2000           1999           1999
                                          ------         ------        --------

   Goodwill                               $ 12,693      $ 12,635       $ 10,624
   Accumulated amortization                 (1,904)       (1,231)        (1,816)
                                          --------       --------       --------

     Goodwill, net                        $ 10,789       $ 11,404       $  8,808
                                          ========       ========       ========

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE G - INTANGIBLE ASSETS

   Intangible assets consisted of the following:
   (In thousands)
                                           DECEMBER 31,            October 31,
                                     ------------------------      -----------
                                       2000            1999            1999
                                     --------        --------        -------

   Developed software                $    686        $    634        $  3,069
   Patents                             10,865          10,724          11,875
   Intangible and other assets            320             267             315
                                     --------        --------        --------
     Total intangible assets           11,871          11,625          15,259
   Accumulated amortization            (2,026)         (1,215)         (3,151)
                                     --------        --------        --------

      Intangible assets, net         $  9,845        $ 10,410        $ 12,108
                                     ========        ========        ========

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

NOTE I - INCOME TAXES

   For the periods noted below, the provision for income taxes consists of the following: (In thousands)

                                   FOR THE
                    FOR THE       TWO-MONTH
                   YEAR ENDED    PERIOD ENDED    FOR THE YEARS ENDED
                  DECEMBER 31,   DECEMBER 31,       OCTOBER 31,
                  ------------   ------------   ---------------------
                      2000          1999          1999         1998
                    -------        ------       -------      --------

   Current
      Federal       $     -       $   389       $     -          $  -
      State               -             -             -             -
      Foreign             -             -         1,682         1,425
   Deferred
      Federal             -           472             -             -
      State               -             -             -             -
      Foreign             -             -             -          (146)
                    -------       -------       -------       -------
                    $     -       $   861       $ 1,682       $ 1,279
                    =======       =======       =======       =======

   Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods: (In thousands)

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE I - INCOME TAXES - CONTINUED

                                                          DECEMBER 31,                 OCTOBER 31,
                                                    ----------------------        ----------------------
                                                      2000          1999           1999           1998
                                                    -------        -------        ------         -------
   Income tax (benefit) computed at
       U.S. corporate tax rate of 34%               $(1,346)       $ 3,662        $    22        $(3,375)
     Adjustments attributable to
       - Valuation allowance                          1,346            861          2,751          4,677
       - State tax benefit                                -              -           (910)             -
       - ACT refund                                       -              -              -           (149)
       - Non deductible expenses                          -              5             21             65
       - Foreign income taxed in the U.S.                 -              -              -            149
       - Income tax rate differential between
           the U.S.A. and the United Kingdom              -              -           (202)           (88)
       - Utilization of foreign tax credits               -         (3,667)             -              -
                                                    -------        -------        -------        -------
           Total                                    $     -        $   861        $ 1,682        $ 1,279
                                                    =======        =======        =======        =======

   The components of the Company's net deferred tax assets and (liabilities) are as follows: (In thousands)

                                                       DECEMBER 31,              October 31,
                                                  ------------------------       -----------
                                                    2000             1999           1999
                                                  -------         --------        --------

   Deferred tax liability:
     Differences between book and tax basis
      of property and equipment                   $    (88)       $   (111)       $    (147)
     Other                                               -               -                -
                                                  --------        --------        ---------
                                                       (88)           (111)            (147)
   Deferred tax asset:
     Intangibles                                       292             126              506
     Net operating loss carry forward                3,932           3,736            3,146
     Tax credit carry forwards                       4,123           4,123            5,598
     Other                                              28              88              157
       Inventories                                     414             897              918
         Accruals                                       28             229              639
                                                  --------        --------        ---------
                                                     9,071           9,199           10,964
                                                  --------        --------        ---------
Net deferred tax asset                               8,983           9,088           10,817

   Valuation allowance                              (8,983)         (9,088)         (10,345)
                                                  --------        --------        ---------
          Total                                   $     -         $     -         $     472
                                                  =======         ========        =========

   Net operating loss carry forwards for federal and state income taxes available at December 31, 2000, expire as follows:

                                                   AMOUNT   YEARS OF EXPIRATION
                                                   ------   -------------------

         Federal operating losses                 $  3,573        2020
         State operating losses                   $ 30,025        2003-2020

   The financial statements reflect the deferred tax effects of the undistributed earnings of the Company's United Kingdom subsidiaries at October 31, 1999. The accumulated net undistributed earnings of the Company's United Kingdom subsidiaries included in the retained earnings were $2,433,000 at October 31, 1999. As of December 31, 1999 there were no undistributed earnings of the Company's United Kingdom subsidiaries in retained earnings.

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE J - SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

   Approximately 27% and 19% of sales in the years ended October 31, 1999 and 1998, respectively, were to British Telecommunications plc. The accounts receivable from "BT" was $2,958,000 and $534,000 as of October 31, 1999 and 1998, respectively. There were no such concentrations for the year ended December 31, 2000 and the two-month period ended December 31, 1999. See Note B - Investments and Divestitures.

NOTE K - COMMITMENTS AND CONTINGENCIES

   The Company leases certain property and equipment under noncancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancelable operating leases subsequent to December 31, 2000 (in thousands) are as follows:

                  2001                                   $     781
                  2002                                         710
                  2003                                         461
                  2004                                          42
                  2005                                          32
                  Thereafter                                     0
                                                         ---------
                    Total                                $   2,026
                                                         =========

   Rent expense, including short-term leases, amounted to approximately $759,000, $156,000, $992,000 and $626,000 in the year ended December 31,
   2000, the two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998, respectively.

NOTE L - STOCK OPTION PLANS

   The Company has a Long-Term Incentive Plan (the "1999 Plan"), which provides for the granting of incentive stock options and nonqualified stock options to employees, officers, directors and consultants of the Company and its subsidiaries at prices, which represent the closing market price at the grant dates. The aggregate number of shares, which may be issued upon the exercise of options under the 1999 Plan, is 1,500,000 shares of Class A Common Stock. The 1999 Plan replaced the Amended and Restated 1994 Employee Stock Option Plan (the "1994 Plan") effective for options granted as and from October 25, 1999.

   Options issued under the 1999 Plan typically vest ratably over a four-year period.

   Options issued under the 1994 Plan typically vest over a five-year period. Certain options issued under the 1994 Plan have cliff vesting terms at the end of a five-year period and terms which provide for the acceleration of vesting upon the attainment of specified market prices for the Company's common stock for a period of 60 days.

   In the event of a "change in control" as defined in the 1999 and 1994 Plans, respectively, all outstanding options become fully vested and are subject to exercise.

   Incentive stock options and nonqualified stock options granted under the 1999 and 1994 Plans, respectively, expire 10 years after the grant date unless an option holder's employment is terminated. Under such circumstances, the options typically expire from three months to one year from the date of employment termination.

   At December 31, 2000 and 1999 and October 31, 1999, 893,000, 784,500 and
   759,500, respectively, ratably vesting common share options under the 1999 and 1994 Plans, respectively, have been granted at prices ranging between $3.50 and $10.25. Of these options 157,197 have been exercised, 165,869 have expired and been cancelled, 171,422 are currently exercisable, and the remaining options will become exercisable in 2001 through 2004.

   At December 31, 2000 and 1999 and October 31, 1999, 658,000, 658,000 and
   658,000, respectively, cliff-vesting options under the 1994 Plan have been granted at prices ranging between $4.44 and $7.13. Of these options 225,000 have been exercised, 183,000

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE L - STOCK OPTION PLANS - CONTINUED

   have expired and been cancelled and the remaining options will become exercisable beginning in 2002 or earlier if the accelerated vesting conditions are met.

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

   At December 31, 2000 and 1999 and October 31, 1999, 52,700, 36,700 and
   36,700, respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $3.38 and $12.94. Of these options 9,000 have been exercised, 27,700 are currently exercisable and the remaining will become exercisable in 2001.

   At December 31, 2000 and 1999 and October 31, 1999 options to purchase 143,750, 143,750 and 143,750 shares, respectively, of Class A Common Stock at prices ranging from $3.50 to $10.00 were granted as nonqualified stock options in connection with services rendered to the Company. All of these options are currently exercisable.

   The fair value of each option on the date of grant for 2000, 1999 and 1998 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 130% for 2000, 83% for 1999 and 51% for 1998; risk-free interest rate of 5.28% for 2000, 6.33% for 1999 and 4.54% for 1998; and expected option lives of 7 years for all years.

   The exercise price for options outstanding at December 31, 2000 is between $3.38 and $12.94. Such options will expire on average in 7.7 years. The weighted average fair value of options granted during 2000, 1999 and 1998 was $12.70, $2.97 and $2.54, respectively, on the date of grant.

   The following table summarizes the activity of the stock option plans as of and for the year ended December 31, 2000; the two-month period ended December 31, 1999 and for the years ended October 31, 1999 and 1998.

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE L - STOCK OPTION PLANS - CONTINUED

                                                                FOR THE
                                       FOR THE                 TWO-MONTH
                                     YEAR ENDED               PERIOD ENDED                      For the years ended
                                     DECEMBER 31,              DECEMBER 31,                          OCTOBER 31,
                                    ------------               ------------         ------------------------------------------------
                                        2000                       1999                      1999                      1998
                               -----------------------   -----------------------   -----------------------   -----------------------


                                             Weighted                    Weighted                 Weighted                  Weighted
                                              Average                    Average                   Average                  Average
                                SHARES       EX. PRICE     SHARES       EX. PRICE    SHARES       EX. PRICE    SHARES      EX. PRICE
                                -------      ---------     ------       ---------    ------       ---------    ------      ---------
Outstanding,
  beginning of year            1,364,450     $    4.48    1,439,450     $   4.31      966,950     $   5.12      748,450     $   5.54
Options granted                  124,500         13.47       25,000         8.53      658,000         3.79      333,500         4.39
Options exercised               (379,197)         4.34            -         -               -         -         (12,000)        5.44
Options cancelled               (102,369)         4.32     (100,000)        3.06     (185,500)        6.71     (103,000)        5.75
                              ----------     ---------   ----------     --------   ----------     --------   ----------     --------


Outstanding, end of year       1,007,384     $    5.66    1,364,450     $   4.48    1,439,450     $   4.31      966,950     $   5.12
                              ----------     ---------   ----------     --------   ----------     --------   ----------     --------


  Exercisable, end of year       342,872     $    4.32      376,550     $   4.13      214,250     $   4.90      153,750     $   5.83
                              ==========     =========   ==========     ========   ==========     ========   ==========     ========

   The Company's subsidiary, Cellemetry, adopted a Share Option Plan on June 1, 1998, which provided for the granting of nonqualified stock options to officers and employees of Cellemetry at a pre-determined price. The aggregate number of shares, which may have been issued upon the exercise of options under the Share Option Plan, is 1,000,000 shares of Class III Common Stock.

   Options issued under the Share Option Plan vested ratably over a five-year period. In the event of a "change in control" as defined in the Share Option Plan, all outstanding options became fully vested and were subject to exercise. The options expired 10 years after the grant date unless an option holder's employment was terminated. Under such circumstances, the options expire from three months to one year from the date of employment termination.

   On June 1, 1998, 612,000 options under the Share Option Plan were granted to employees of Cellemetry at $4.00 per share.

   At October 31, 1999 and 1998, 612,000 and 612,000, respectively, options under Share Option Plan had been granted. Of these options none had been exercised, 308,000 had been forfeited and cancelled and the remaining options would have become exercisable the beginning June of 2000.

   As part of the restructuring of the Cellemetry Operation Agreement between the Company and BellSouth Wireless the agreement provided for the cancellation of the Cellemetry Share Option Plan with the intent that the Company exchange all outstanding options for options to acquire shares of the capital stock of the Company. Effective November 1, 1999 all options granted under the Cellemetry Share Option Plan were cancelled and exchanged for options under the Company's 1999 Plan. See Note B - Investments and Divestitures.

   Had compensation expense for the Company's aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company's net earnings
   (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE L - STOCK OPTION PLANS - CONTINUED

                                                            FOR THE
                                              FOR THE      TWO-MONTH
                                             YEAR ENDED   PERIOD ENDED   FOR THE YEARS ENDED
                                            DECEMBER 31,  DECEMBER 31,        OCTOBER 31,
                                            ------------  ------------  ----------------------
                                                2000         1999          1999         1998
                                             ---------     ---------    ---------      -------

Net earnings (loss) - as reported            $  (4,200)    $   9,911    $  (1,617)    $(11,203)
Net earnings (loss) - pro forma                 (5,096)        9,818       (2,362)     (11,904)
Earnings (loss) per share - as reported          (0.40)         0.96        (0.16)       (1.04)
Earnings (loss) per share - pro forma            (0.48)         0.95        (0.23)       (1.10)

   The pro forma effect on net earnings (loss) and earnings (loss) per share for the year ended December 31, 2000, two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998, respectively, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

NOTE M - LEGAL

   In connection with the acquisition of the entire equity interest in Uplink, a petition was filed by Uplink. The minority shareholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside, and that Uplink and certain of its officers conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is in the discovery phase.

   Neither the Company nor its officers are parties to the litigation. The Company believes, however, that the value the minority shareholder is claiming for the shares is in excess of the fair value of those shares. The Company also believes that the minority shareholder's other claims are without merit, and Uplink intends to vigorously defend the litigation.

NOTE N - GEOGRAPHIC INFORMATION

   The Company operates in a single industry segment. Information about the Company's operations in different geographic areas for the year ended December 31, 2000, the two-month period ended December 31, 1999 and the years ended October 31,1999 and 1998, respectively, are as follows: (In thousands)

                                               UNITED KINGDOM/
                                 U.S.A.         AUSTRALIA       ELIMINATION     CONSOLIDATED
                                 ------        ---------------  -----------     ------------
Net sales:
  2000 - year                   $ 18,795        $  1,495       $          -       $ 20,290
  1999 - two-month period          2,268              33                  -          2,301
  1999 - year                     19,848          13,888                  -         33,736
  1998 - year                     13,804          11,427                  -         25,231

Operating profit (loss):
  2000 - year                   $ (9,040)       $     34       $          -       $ (9,006)
  1999 - two-month period         (2,627)             28                  -         (2,599)
  1999 - year                     (8,279)          5,522                  -         (2,757)
  1998 - year                    (14,471)          3,159                  -        (11,312)

                         NUMEREX CORP. AND SUBSIDIARIES

     Year ended December 31, 2000; two-month period ended December 31, 1999 and the years ended October 31, 1999 and 1998


NOTE N - GEOGRAPHIC INFORMATION - CONTINUED

 Identifiable assets:
   2000 - year                  $ 45,702        $    240       $           -      $ 45,942
   1999 - two-month period        56,267             138                   -        56,405
   1999 - year                    38,037           8,591                   -        46,628

NUMEREX CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
(PARENT COMPANY ONLY)
(in thousands, except share amounts)                                  SCHEDULE 1
- --------------------------------------------------------------------------------

                                                                        DECEMBER 31,            OCTOBER 31,
                                                                        ------------            -----------
                                                                   2000            1999            1999
                                                                 --------        --------        --------
ASSETS
  Current assets                                                 $ 10,541        $ 21,279        $  4,361
  Other assets                                                        171             170             486
  Intercompany receivables                                         25,308          16,890          17,114
  Investment in equity of subsidiaries                             29,102          29,044          31,150
                                                                 --------        --------        --------

         Total Assets                                            $ 65,122        $ 67,383        $ 53,111
                                                                 ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Intercompany loan and payables                                 $      6        $     25        $  6,664
  Other liabilities                                                   750           2,555           1,210
                                                                 --------        --------        --------


         Total Current Liabilities                               $    756        $  2,580        $  7,874
                                                                 --------        --------        --------


LONG-TERM LIABILITIES                                                   -               -               -

  Preferred stock - no par value; authorized
     3,000,000 shares; issued 30,000, 30,000 and 0 shares           3,000           3,000               -
  Class A common stock - no par value; authorized
      30,000,000 shares; issued 12,157,504, 11,609,492 and
      11,609,492 shares                                            32,064          29,870          29,870
  Additional paid-in capital                                          370             370             370
  Treasury stock, at cost, 1,766,400, 1,266,400 and
      1,266,400 shares                                             (9,222)         (5,222)         (5,222)

  Retained earnings                                                38,308          37,235          20,750

  Other                                                              (154)           (450)           (531)
                                                                 --------        --------        --------

Total shareholders' equity                                       $ 64,366        $ 64,803        $ 45,237
                                                                 --------        --------        --------

Total liabilities and shareholders' equity                       $ 65,122        $ 67,383        $ 53,111
                                                                 ========        ========        ========

                                       S-1

NUMEREX CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)
(in thousands)                                                        SCHEDULE 1
- --------------------------------------------------------------------------------

                                                                      FOR THE
                                                      FOR THE        TWO-MONTH
                                                     YEAR ENDED     PERIOD ENDED        FOR THE YEARS ENDED
                                                    DECEMBER 31,     DECEMBER 31,           OCTOBER 31,
                                                    ------------    -------------     ------------------------
                                                        2000            1999            1999            1998
                                                      --------        --------        --------        --------
Equity in net earnings (loss) of subsidiaries         $ (5,274)       $ (1,803)       $   (668)       $ (8,290)
Operating expenses                                      (2,582)           (358)         (1,077)         (3,792)
Gain on sale of subsidiary                                   -          12,605               -               -
Interest and other income (net)                          3,896             328             128             879
                                                      --------        --------        --------        --------



Income (loss) before provision for income taxes         (3,960)         10,772          (1,617)        (11,203)

Income taxes                                                 -             861               -               -
Preferred stock dividend                                  (240)              -               -               -
                                                      --------        --------        --------        --------

Net earnings (loss)                                   $ (4,200)       $  9,911        $ (1,617)       $(11,203)
                                                      --------        --------        --------        --------

NUMEREX CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(In thousands)                                                        SCHEDULE 1
- --------------------------------------------------------------------------------

                                                                        FOR THE
                                                       FOR THE         TWO-MONTH
                                                      YEAR ENDED      PERIOD ENDED        FOR THE YEARS ENDED
                                                     DECEMBER 31,      DECEMBER 31,           OCTOBER 31,
                                                     ------------      ------------           -----------
                                                         2000            1999           1999             1998
                                                         ----            ----           ----             ----
Operating activities:
   Equity in net earnings (loss)
     of subsidiaries                                   $ (5,274)       $ (1,803)      $    (668)       $ (8,290)
   Other adjustments, net                                (3,666)          4,095          13,746          (4,656)

                                                       --------        --------       ---------        --------

   Net cash provided by (used in)
     operating activities                                (8,940)          2,292          13,078         (12,946)
                                                       --------        --------       ---------        --------

Investing activities:
   Proceeds from sale of subsidiary                           -          16,721               -               -
   Contribution to capital of subsidiaries, net             (58)         (2,106)         (4,615)         (3,820)
                                                       --------        --------       ---------        --------

   Net cash provided by (used in)
     investing activities                                   (58)         14,615          (4,615)         (3,820)
                                                       --------        --------       ---------        --------
Financing activities:
   Proceeds from revolving credit facility                    -               -               -           1,500
   Proceeds from exercise of stock options                2,232               -               -              65
   Principal payment on revolving credit facilty              -               -          (6,000)              -
   Payment of preferred dividends                          (240)              -               -               -
   Purchase of treasury stock                            (4,000)              -            (578)         (1,541)
                                                       --------        --------       ---------        --------

   Net cash provided by (used in)
     financing activities                                (2,008)              -          (6,578)             24
                                                       --------        --------       ---------        --------

Net change in cash                                      (11,006)         16,907           1,885         (16,742)
Cash, beginning of year                                  21,233           4,326           2,441          19,183
                                                       --------        --------       ---------        --------

Cash, end of year                                      $ 10,227        $ 21,233       $   4,326        $  2,441
                                                       --------        --------       ---------        --------


NUMEREX CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
- --------------------------------------------------------------------------------


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

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)                                                       SCHEDULE 11
- --------------------------------------------------------------------------------

                                                                         ADDITIONS
                                                      BALANCE AT   -----------------------                 BALANCE AT
                                                     BEGINNING OF                CHARGES                     END OF
DESCRIPTION                                             PERIOD     PROVISIONS  TO  EXPENSE  DEDUCTIONS       PERIOD
                                                     ----------------------------------------------------------------
Year ended October 31, 1998:
  Accounts receivable
    Allowance for uncollectible accounts (a) (b)           57          266        2,159       (2,159)          323
  Inventory
    Allowance for obsolescence (c)                      1,088          251        2,201            0         3,540
  Other liabilities
    Accrued severance (d)                                   0            0          447            0           447

Year ended October 31, 1999:
  Accounts receivable
    Allowance for uncollectible accounts                  323           83            0         (239)          167
  Inventory
    Allowance for obsolescence                          3,540            0            0       (1,187)        2,353
  Other liabilities
    Accrued severance                                     447            0            0         (309)          138

Two-months ended December 31, 1999:
  Accounts receivable
    Allowance for uncollectible accounts                  167           88            0          (18)          237
  Inventory
    Allowance for obsolescence                          2,353            0            0         (143)        2,210
  Other liabilities
    Accrued severance                                     138            0            0          (31)          107

Year ended December 31, 2000:
  Accounts receivable
    Allowance for uncollectible accounts                  237          194          105         (105)          431
  Inventory
    Allowance for obsolescence                          2,210           30            0       (1,220)        1,020
  Other liabilities
    Accrued severance                                     108            0            0         (108)            0


(a) Amounts resulted from the write-off of certain uncollectible receivables resulting from non-performing contractual relationships
(b) Amounts resulted from the write-off of non-performing contracts and the decision to abandon specific sales initiatives for certain Derived Channel markets.
(c) Amounts resulted from determining certain inventory items to be obsolete and/or under performing due to market conditions.
(d) Amounts resulted from severance and termination benefits for certain corporate employees.