Form 10-Q
period 2001-03-31
NUMEREX CORP /PA/
filed 2001-05-15
CIK 870753

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number
       March 31, 2001                                         0-22920
       --------------                                       ----------


                                  NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                          11-2948749
-----------------------------                               ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                         1600 Parkwood Circle, Suite 200
                           Atlanta, Georgia 30339-2119
                           ---------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x      No
    ---       ---

As of May 14, 2001, an aggregate of 10,394,464 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                      INDEX




                                                                                                        Page
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                           3

Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000                4

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for
the three-month  periods ended March 31, 2001 and 2000                                                   5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month
periods ended March 31, 2001 and 2000                                                                    6

Notes to Condensed Consolidated Financial Statements (unaudited)                                         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                            8

Item 3.   Quantitative and Qualitative Disclosures about Market Risks                                   12

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             13

Item 2.   Changes in Securities                                                                         13

Item 3.    Defaults Upon Senior Securities                                                              13

Item 4.    Submission of Matters to a Vote of Security Holders                                          13

Item 5.    Other Information                                                                            14

Item 6.    Exhibits and Reports on Form 8-K                                                             14

Signature Page                                                                                          15


FORWARD-LOOKING STATEMENTS

THIS DOCUMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS REGARDING TRENDS, STRATEGIES, PLANS, BELIEFS, INTENTIONS, EXPECTATIONS, GOALS AND OPPORTUNITIES. FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY WORDS OR PHRASES SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "ASSUME," "STRATEGY," "PLAN," "OUTLOOK," "OUTCOME," "CONTINUE," "REMAIN," "TREND," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, OR FUTURE OR CONDITIONAL VERBS SUCH AS "WILL," "WOULD," "SHOULD," "COULD," "MAY," OR SIMILAR EXPRESSIONS. ALL STATEMENTS AND INFORMATION HEREIN AND INCORPORATED BY REFERENCE HEREIN, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON A NUMBER OF ASSUMPTIONS CONCERNING FUTURE CONDITIONS THAT ULTIMATELY MAY PROVE TO BE INACCURATE. MANY PHASES OF THE COMPANY'S OPERATIONS ARE SUBJECT TO INFLUENCES OUTSIDE ITS CONTROL. THE COMPANY CAUTIONS THAT THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES, WHICH CHANGE OVER TIME. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO DUTY TO UPDATE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AND FUTURE RESULTS COULD DIFFER MATERIALLY FROM HISTORICAL PERFORMANCE.

ANY ONE OR ANY COMBINATION OF FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS OR COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS OR HISTORICAL PERFORMANCE. THESE FACTORS INCLUDE: THE PACE OF TECHNOLOGICAL CHANGE, VARIATIONS IN QUARTERLY OPERATING RESULTS, DELAYS IN THE DEVELOPMENT, INTRODUCTION AND MARKETING OF NEW WIRELESS PRODUCTS AND SERVICES; CUSTOMER ACCEPTANCE OF PRODUCTS AND SERVICES; ECONOMIC CONDITIONS; THE INABILITY TO ATTAIN REVENUE AND EARNINGS GROWTH; CHANGES IN INTEREST RATES; INFLATION; THE INTRODUCTION, WITHDRAWAL, SUCCESS AND TIMING OF BUSINESS INITIATIVES AND STRATEGIES; COMPETITIVE CONDITIONS; THE EXTENT AND TIMING OF TECHNOLOGICAL CHANGES; CHANGES IN CUSTOMER SPENDING, THE LOSS OF INTELLECTUAL PROPERTY PROTECTION, GENERAL ECONOMIC CONDITIONS AND CONDITIONS AFFECTING THE CAPITAL MARKETS. ACTUAL EVENTS, DEVELOPMENTS AND RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN UNCERTAINTIES SET FORTH ABOVE AND ELSEWHERE IN THIS DOCUMENT. SUBSEQUENT WRITTEN OR ORAL STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS REPORT AND THOSE IN THE COMPANY'S REPORTS PREVIOUSLY AND SUBSEQUENTLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                                  NUMEREX CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS U.S. DOLLARS)


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2001               2000
                                                                              (UNAUDITED)
                                                                               ---------        ------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $  9,662           $ 10,567
     Accounts receivable, net                                                      6,648              7,153
     Inventory                                                                     3,844              4,117
     Prepaid taxes                                                                    19                 16
     Prepaid expenses                                                                646                450
                                                                                --------           --------
          TOTAL CURRENT ASSETS                                                    20,819             22,303

PROPERTY AND EQUIPMENT, NET                                                        2,706              2,917
GOODWILL, NET                                                                     10,636             10,789
INTANGIBLE ASSETS, NET                                                             9,662              9,845
OTHER ASSETS                                                                         113                 88
                                                                                --------           --------
          TOTAL ASSETS                                                          $ 43,936           $ 45,942
                                                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $  3,283           $  3,316
     Income taxes                                                                      0                 10
     Other current liabilities                                                     2,086              2,065
     Obligations under capital leases, current portion                                38                 36
                                                                                --------           --------
          TOTAL CURRENT LIABILITIES                                                5,407              5,427

LONG TERM LIABILITIES
     Obligations under capital leases                                                 90                102
                                                                                --------           --------

MINORITY INTEREST                                                                  2,629              3,511
                                                                                --------           --------

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000; issued 30,000
  at March 31, 2001 and December 31, 2000                                          3,000              3,000
Class A, common stock - no par value; authorized 30,000,000; issued
  12,160,864 at March 31, 2001 and 12,157,504 December 31, 2000                   32,064             32,064
Additional paid-in-capital                                                           370                370
Treasury stock, at cost, 1,766,400 shares at March 31, 2001 and 1,766,400 at
   December 31, 2000                                                              (9,222)            (9,222)
Accumulated other comprehensive income                                               (27)               (20)
Retained earnings                                                                  9,625             10,710
                                                                                --------           --------
                                                                                  35,810             36,902
                                                                                --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 43,936           $ 45,942
                                                                                ========           ========


See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE THREE MONTH
                                                           PERIOD ENDED MARCH 31,

                                                             2001          2000
                                                         (UNAUDITED)   (UNAUDITED)
                                                         ----------    ----------

Net sales                                                 $  5,302     $  5,139

Cost of sales
                                                             3,254        2,354

Research and development expenses
                                                               860          786

Selling, general, administrative and other expenses          3,459        3,271
                                                          --------     --------

  Operating profit (loss)                                   (2,271)      (1,272)

Interest and other income, net                                 364          309
Gain on disposition of assets and business                       0            0
Minority interest                                              882          581
                                                          --------     --------

  Earnings (loss) before income taxes                       (1,025)        (382)

Provision for income taxes
                                                                 0            0
                                                          --------     --------

  Net earnings (loss)                                       (1,025)        (382)

Preferred stock dividend                                        60           60
                                                          --------     --------

Net earnings (loss) applicable to common shareholders       (1,085)        (442)
                                                          ========     ========

Other comprehensive income (loss), net of income taxes
  Foreign currency translation adjustment                       (7)         (17)
                                                          --------     --------

  Comprehensive earnings (loss)                           $ (1,092)    $   (459)
                                                          ========     ========

Basic earnings (loss) per common share                    $  (0.10)    $  (0.04)
Diluted earnings (loss) per common share                     (0.10)       (0.04)
                                                          --------     --------

Number of shares used in per share calculation
  Basic                                                     10,391       10,434
  Diluted                                                   10,391       10,434
                                                          --------     --------


See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS U.S. DOLLARS)

                                                                            FOR THE THREE
                                                                         MONTH PERIOD ENDED
                                                                              MARCH 31,

                                                                          2001         2000
                                                                      (UNAUDITED)  (UNAUDITED)
                                                                      -----------  ----------
Cash flows from operating activities:
    Net earnings (loss)                                                $ (1,025)    $   (382)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                         744          698
      Minority interest                                                    (882)        (581)
      Gain on disposition of assets                                           0            0
      Gain on disposition of business                                         0            0
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                 505        1,326
        Inventory                                                           273         (448)
        Prepaid expenses and interest receivable                           (196)          70
        Accounts payable                                                    (33)        (701)
        Income taxes                                                        (13)        (150)
        Other assets and liabilities                                         21         (679)
                                                                       --------     --------
        Net cash provided by (used in) operating activities                (606)        (847)
                                                                       --------     --------
Cash flows from investing activities
    Proceeds from disposition of assets                                       0            0
    Proceeds from disposition of business                                     0            0
    Purchase of property and equipment                                     (152)         (56)
    Purchase of intangible and other assets                                 (43)         (11)
    Investment in business                                                  (22)         (29)
                                                                       --------     --------

        Net cash provided by (used in) investing activities                (217)         (96)
                                                                       --------     --------
Cash flows from financing activities
    Proceeds from exercise of stock options                                   0          986
    Principal payment on capital lease obligations                           (9)          (8)
    Dividend payments                                                       (60)         (60)
    Purchase of treasury stock                                                0            0
                                                                       --------     --------

        Net cash provided by (used in) financing activities                 (69)         918
                                                                       --------     --------

Effect of exchange differences on cash                                      (13)         (27)
                                                                       --------     --------

Net increase (decrease) in cash and cash equivalents                       (905)         (52)

Cash and cash equivalents, beginning of period                           10,567       21,490
                                                                       --------     --------

Cash and cash equivalents, end of period                               $  9,662     $ 21,438
                                                                       ========     ========


See accompanying notes to condensed consolidated financial statements

                                  NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is also made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the consolidated financial statements contained therein.

2.   REPORTING CURRENCY

     The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.   RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current period presentation.

4.   INVENTORY


     ($'000's omitted)             MARCH 31, 2001        DECEMBER 31,2000
                                   --------------        ----------------
     Raw materials                    $1,278                  $1,275
     Work-in-progress                     33                     174
     Finished goods                    2,533                   2,668
                                      ------                   -----
                                      $3,844                  $4,117
                                      ------                  ------

5.   SHAREHOLDERS' EQUITY

     Shareholders' Equity decreased by $1,092,000 in the three-month period ending March 31, 2001. The decrease in Shareholders' Equity is attributable to the net loss recorded of $1,085,000 and a loss on foreign currency translation of $7,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company's Condensed Consolidated Statements of Operations.


                                                     THREE-MONTH PERIOD ENDED MARCH 31,
                                                     ----------------------------------
                                                    (in thousand, except per share data)

                                                             2001         2000
                                                             ----         ----
    Net sales:
    Digital Multimedia and Networking                      $  3,016     $  2,161
    Wireline Security                                           248        1,671
    Wireless Data Communications                              2,038        1,307
                                                           --------     --------
          Total net sales                                     5,302        5,139
    Cost of sales                                             3,254        2,354
                                                           --------     --------
          Gross profit (loss)                                 2,048        2,785
    Research and development expenses                           860          786
    Selling, general, administrative and other expenses       3,459        3,271
                                                           --------     --------
          Operating profit (loss)                            (2,271)      (1,272)
          Net earnings (loss)                                (1,025)        (382)
                                                           --------     --------
          Basic earnings per share                            (0.10)       (0.04)
          Weighted average shares outstanding                10,391       10,434
                                                           --------     --------


                       THREE-MONTH PERIOD ENDED MARCH 31,
                          AS A PERCENTAGE OF NET SALES


                                                          2001       2000
                                                          ----       ----
    Net sales:
      Digital Multimedia and Networking                   56.9%      42.1%
      Wireline Security                                    4.7%      32.5%
      Wireless Data Communications                        38.4%      25.4%
                                                         -----      -----
          Total net sales                                100.0%     100.0%
    Cost of sales                                         61.4%      45.8%
                                                         -----      -----
          Gross profit (loss)                             38.6%      54.2%
    Research and development expenses                     16.2%      15.3%
    Selling, general, administrative and other expenses   65.2%      63.7%
                                                         -----      -----
          Operating profit (loss)                        (42.8%)    (24.8%)
          Net earnings (loss)                            (19.3%)     (7.4%)
                                                         -----      -----



RESULTS OF OPERATIONS

Net sales increased 3.2% to $5,302,000 for the three-month period ended March 31, 2001 as compared to $5,139,000 in the comparable period in 2000.

The 3.2% increase in net sales in the three-month period ended March 31, 2001 as compared to the comparable period in 2000 embodies an increase of 10.6% in product revenues predominantly derived from increased sales from Digital Multimedia and Wireless Data Communications and a decrease of 12.9% in service revenues predominantly derived from reduced service revenues from Networking, respectively.

Digital Multimedia and Networking product and service sales and revenues increased 39.6% to $3,016,000 in the three-month period ended March 31, 2001 as compared to $2,161,000 in the comparable period in 2000.

The principal reason for the increase in sales and revenues in the three-month period ended March 31, 2001 as compared to the comparable period in 2000 was a 159.3% increase in Digital Multimedia product and service sales and revenues resulting from the transition from the marketing and sale of analog based product to the marketing and sale of the new digital hardware and software based product platform, PowerPlay(TM). In addition, product and service sales and revenues were positively impacted by continued growth in network or data solution product sales and related services. The increase in sales and revenues was partially offset by a 27.8% decrease in Networking product and service sales and revenues in its core business activities.

Wireline Security product and service sales and revenues decreased 85.2% to $248,000 in the three-month period ended March 31, 2001 as compared to $1,671,000 in the comparable period in 2000.

The principal reason for the decrease in sales and revenues in the three-month period to March 31, 2001 as compared to the comparable period in 2000 resulted from one-time product and service contract sales and revenues earned in Australia in the three-month period ended March 31, 2000. Excluding the Australian one-time product and services contract sales and revenues, residual Derived Channel Wireline Security product and service sales and revenues decreased 54.9%.

Wireless Data Communications product and service sales and revenues increased 55.9% to $2,038,000 in the three-month period ended March 31, 2001 as compared to $1,307,000 in the comparable period in 2000.

The principal reason for the increase in sales and revenues in the three-month period ended March 31, 2001 as compared to the comparable period in 2000 was the continued growth in product and service sales and revenues resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

Cost of sales increased 38.2% to $3,254,000 in the three-month period ended March 31, 2001 as compared to $2,354,000 for the comparable period in 2000.

The principal reason for the increase in cost of sales in the three-month period ended March 31, 2001 as compared to the comparable period in 2000 resulted primarily from the impact of the Wireline Security one-time product and service contract sales and revenues earned in Australia in the three-month period ended March 31, 2000.

Gross profit as a percentage of net sales decreased to 38.6% in the three-month period ended March 31, 2001 as compared to 54.2% for the comparable period in 2000. Excluding the impact of the Wireline Security one-time product and service contract sales and revenues earned in Australia in the three-month period ended March 31, 2000, gross profit increased to 38.6% in the three-month period ended March 31, 2001 as compared to 30.7% for the comparable period in 2000.

The principal reason for the increase in gross profit exclusive of the impact of the Wireline Security one-time product and service contract sales and revenues earned in Australia in the three-month period ended March 31,

2000 resulted from the increase in Company product and service sales and revenues from both Digital Multimedia and Networking and Wireless Data Communications and a decrease in cost of sales expense.

Research and development expenses increased 9.4% to $860,000 in the three-month period ended March 31, 2001 as compared to $786,000 for the comparable period in 2000.

The principal reason for the increase in research and development expenses in the three-month period ended March 31, 2001 as compared to the comparable period in 2000 resulted primarily from increased Wireless Data Communications expenditures.

Selling, general, administrative and other expenses increased 5.8% to $3,459,000 in the three-month period ended March 31, 2001 as compared to $3,271,000 for the comparable period in 2000.

The principal reason for the increase in selling, general, administrative and other expenses in the three-month periods ended March 31, 2001 as compared to the comparable periods in 2000 resulted primarily from an increase in administration, management and organizational expenses.

Interest and other income in the three-month period ended March 31, 2001 increased 17.8% to $364,000 as compared to $309,000 in the comparable period in 2000.

The increase in interest and other income was primarily related to interest income earned on cash balances.

Minority interest in the three-month period ended March 31, 2001 increased 51.8% to $882,000 as compared to $581,000 in the comparable period in 2000. The gain represents that portion of the losses of the Company's Wireless Data Communications business that is not accounted for by the Company.

The Company, due to the loss position from operations, did not record a tax provision in the three-month periods ended March 31, 2001 and 2000, respectively.

The Company recorded a net loss of $1,025,000 in the three-month period ended March 31, 2001 as compared to net loss of $382,000 in the comparable period in 2000.

The principal reason for the increase in the net loss for the three-month period ended March 31, 2001 as compared to the comparable period in 2000 was primarily the result of the impact of the Wireline Security one-time product and service contract sales and revenues earned in Australia in the three-month period ended March 31, 2000 partially off-set by increased product and service sales and revenues and associated gross profit thereon and decreased cost of sales expenses.

The weighted average and diluted shares outstanding increased to 10,391,104 for the period ended March 31, 2001 as compared to weighted average and diluted shares outstanding of 10,434,130 in the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities decreased 28.5% to $606,000 for the three-month period ended March 31, 2001 as compared to $847,000 in the comparable period in 2000. The decrease in cash used was primarily due to changes in working capital.

Net cash used in investing activities increased 126.0% to $217,000 in the three-month period ended March 31, 2001 as compared to $96,000 in the comparable period in 2000. The increase in cash used was the result of increased investment in tangible and intangible assets.

Net cash used in financing activities increased 107.5% to $69,000 in the three-month period ended March 31, 2001 as compared to net cash provided by financing activities of $918,000 in the comparable period in 2000.

The increase in cash used was primarily accounted for by the receipt of $986,000 of proceeds from the exercise of stock options which resulted in the issue of an additional 437,784 shares of the Company's Class A Common Stock in the three-month period ended March 31, 2000.

The Company had working capital balances of $15,412,000 and $16,876,000, respectively, as of March 31, 2001 and December 31, 2000.

The Company's business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and the proceeds from the sale of its Derived Channel technology in November 1999.

The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC ("Cellemetry") to fund the operations of Cellemetry to an amount of $5,500,000 by way of interest bearing debt financing to be available to fund the operations of Cellemetry and its wholly owned subsidiary Uplink Security, Inc.

The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated, to continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At March 31, 2001 the Company had provided total interest bearing debt financing amounting to $12,353,000.

Expansion of the Company's Digital Multimedia business in fiscal 2001, including the establishment and increased market penetration of PowerPlay(TM), may require greater capital investments than in the past.

The Company believes that its cash and cash equivalents, including funds available from the divestment of its Derived Channel technology will be sufficient to finance its operating and capital requirements in fiscal 2001.

Cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

At March 31, 2001 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At March 31, 2001 the Company had no outstanding borrowings payable except for obligations under capital leases. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          As previously reported in the Company's Form 10-K for the years-ended December 31, 2000 and October 31, 1999 and Form 10 - Q for the periods ended July 31, 1999, December 31, 1999, January 31, 2000, June 30, 2000 and September 30, 2000, respectively, in connection with the Company's acquisition of the entire equity interest in Uplink Security, Inc. ("Uplink") a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholders shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is in the discovery phase.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders of the Company was held on May 4, 2001 (the "Meeting"). Three proposals were presented for a vote at the Meeting.

          Proposal 1 - The election of six directors, George Benson, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos and Andrew J. Ryan, each to serve as a director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2002 and until the election and qualification of each successor.

               Proposal 1 - To elect a Board of Directors consisting of six persons to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

               The proposal was approved as follows:

                                          For        Withheld
                                       ---------     --------
               George Benson           8,842,264       9,270
               Matthew J. Flanigan     8,842,264       9,270

               Allan H. Liu            8,842,264       9,270               0
               Stratton J. Nicolaides  8,842,264       9,270               0
               John G. Raos            8,842,264       9,270               0
               Andrew J. Ryan          8,842,264       9,270               0

          Proposal 2 - The approval of the Company's 2001 Employee Stock Purchase Plan

               Proposal 2 - To approve the Company's 2001 Employee Stock Purchase Plan.

               The proposal was approved as follows:

                            For         Against      Abstain
                         ---------      -------      -------
                         8,717,684      95,350        38,500

          Proposal 3 - The ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for the current fiscal year ending December 31, 2001.

               Proposal 3 - To consider and vote upon the ratification of the selection by the Board of Directors of Grant Thornton LLP as independent accountants to the Company for the current fiscal year ending December 31, 2001.

               The proposal was approved as follows:

                            For         Against      Abstain
                         ---------      -------      -------
                         8,841,234       10,170        130

ITEM 5.   OTHER INFORMATION.

          None - not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          None - not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NUMEREX CORP.
                                -------------
                                (Registrant)


Date: May 15, 2001       By:   /s/ Stratton J. Nicolaides
      ------------          -------------------------------------------
                                   STRATTON J. NICOLAIDES
                                   Chairman and Chief Executive Officer

Date: May 15, 2001       By:   /s/  PETER J. QUINN
      ------------          -------------------------------------------
                                    PETER J. QUINN
                                    Executive Vice President,
                                    Chief Financial Officer, and
                                    Principal Financial and Accounting Officer