Form 10-Q
period 2001-06-30
NUMEREX CORP /PA/
filed 2001-08-14
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission File Number 0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Parkwood Circle, Suite 200
Atlanta, Georgia 30339-2119

(Address of principal executive offices)

(770) 693-5950

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒  No  ☐

As of August 10, 2001, an aggregate of 10,485,105 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “strategy,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  All statements and information herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.  Many phases of the Company's operations are subject to influences outside its control.  The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.  These forward-looking statements speak only as of the date of this report, and the Company assumes no duty to update forward-looking statements.  Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

Any one or any combination of factors could have a material adverse effect on the Company's results of operations or could cause actual results to differ materially from forward-looking statements or historical performance.  These factors include: the pace of technological change; variations in quarterly operating result; delays in the development; introduction and marketing of new wireless products and services; customer acceptance of products and services; economic conditions; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; regulatory developments or changes; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; general economic conditions and conditions affecting the capital markets.  Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth above and elsewhere in this document.  Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

NUMEREX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS U.S. DOLLARS)

	June 30, 2001	December 31, 2000
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,260	$10,567
Accounts receivable, net	6,496	7,153
Inventory	3,452	4,117
Prepaid taxes	133	16
Prepaid expenses	1,001	450

TOTAL CURRENT ASSETS	19,342	22,303

PROPERTY AND EQUIPMENT, NET	2,537	2,917
GOODWILL, NET	10,578	10,789
INTANGIBLE ASSETS, NET	9,458	9,845
OTHER ASSETS	113	88

TOTAL ASSETS	$42,028	$45,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,680	$3,316
Income taxes	0	10
Other current liabilities	2,009	2,065
Obligations under capital leases, current portion	40	36

TOTAL CURRENT LIABILITIES	5,729	5,427

LONG TERM LIABILITIES
Obligations under capital leases	79	102

MINORITY INTEREST	1,773	3,511

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; issued 30,000 at June 30, 2001 and December 31, 2000	3,000	3,000
Class A, common stock – no par value; authorized 30,000,000; issued 12,166,334 at June 30, 2001 and 12,157,504 December 31, 2000	32,098	32,064
Additional paid-in-capital	370	370
Treasury stock, at cost, 1,766,400 shares at June 30, 2001 and 1,766,400 at December 31, 2000	(9,222)	(9,222)
Accumulated other comprehensive income	(27)	(20)
Retained earnings	8,228	10,710

	34,447	36,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,028	$45,942

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

	FOR THE THREE MONTH PERIOD ENDED JUNE 30,		FOR THE SIX MONTH PERIOD ENDED JUNE 30,

	2001(UNAUDITED)	2000(UNAUDITED)	2001(UNAUDITED)	2000(UNAUDITED)

Net sales	$6,090	$4,933	$11,392	$10,072

Cost of sales	3,935	2,831	7,189	5,257

Research and development expenses	689	940	1,533	1,726

Selling, general, administrative and other expenses	3,572	3,728	6,946	6,927

Business restructuring charges	508	0	609	0

Operating profit (loss)	(2,614)	(2,566)	(4,885)	(3,838)

Interest and other income, net	295	431	659	740

Minority interest	867	703	1,749	1,284

Earnings (loss) before income taxes	(1,452)	(1,432)	(2,477)	(1,814)

Provision for income taxes	115	0	115	0

Net earnings (loss)	(1,337)	(1,432)	(2,362)	(1,814)

Preferred stock dividend	60	60	120	120

Net earnings (loss) applicable to common shareholders	(1,397)	(1,432)	(2,482)	(1,934)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	0	(10)	(7)	(27)

Comprehensive earnings (loss)	$(1,397)	$(1,502)	$(2,489)	$(1,961)

Basic earnings (loss) per common share	$(0.13)	$(0.14)	$(0.24)	$(0.18)
Diluted earnings (loss) per common share	(0.13)	(0.14)	(0.24)	(0.18)

Number of shares used in per share calculation
Basic	10,396	10,781	10,394	10,608
Diluted	10,396	10,781	10,394	10,608

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS U.S. DOLLARS)

	FOR THE SIX MONTH PERIOD ENDED JUNE 30,

	2001 (UNAUDITED)	2000 (UNAUDITED)

Cash flows from operating activities:
Net earnings (loss)	$(2,362)	$(1,814)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,488	1,405
Business restructuring charges	191	0
Minority interest	(1,749)	(1,284)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	657	863
Inventory	474	(366)
Prepaid expenses and interest receivable	(576)	130
Accounts payable	365	(768)
Income taxes	(128)	(410)
Other assets and liabilities	(58)	(698)

Net cash provided by (used in) operating activities	(1,698)	(2,942)

Cash flows from investing activities
Purchase of property and equipment	(339)	(475)
Purchase of intangible and other assets	(28)	(120)
Investment in business	(133)	(22)

Net cash provided by (used in) investing activities	(500)	(617)

Cash flows from financing activities
Proceeds from exercise of stock options	46	1,593
Principal payment on capital lease obligations	(19)	(20)
Dividend payments	(120)	(120)
Purchase of treasury stock	0	0

Net cash provided by (used in) financing activities	(93)	1,453

Effect of exchange differences on cash	(16)	(27)

Net increase (decrease) in cash and cash equivalents	(2,307)	(2,133)

Cash and cash equivalents, beginning of period	10,567	21,490

Cash and cash equivalents, end of period	$8,260	$19,357

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is also made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the consolidated financial statements contained therein.

2.	Reporting Currency

The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

4.                 Inventory

($’000’s omitted)	June 30, 2001	December 31,2000

Raw materials	$1,436	$1,275
Work-in-progress	59	174
Finished goods	1,957	2,668

	$3,452	$4,117

5.	Shareholders’ Equity

Shareholders’ Equity decreased by $1,363,000 in the three-month period ending June 30, 2001. The decrease in Shareholders’ Equity is attributable to the net loss recorded of $1,397,000 offset by the receipt of $34,000 following the issue of 8,830 shares of Class A Common Stock of the Company resulting from (i) an election under the Directors’ Stock Plan and (ii) the exercise of stock options under the 1999 Long-Term Incentive Plan.

In the six-month period to June 30, 2001 Shareholder’s Equity decreased by $2,455,000. The decrease in Shareholders’ Equity is attributable to the net loss recorded of $2,482,000, a loss on foreign currency translation of $7,000 offset by the receipt of $34,000 following the issue of 8,830 shares of Class A Common Stock of the Company resulting from (i) an election under the Directors’ Stock Plan and (ii) the exercise of stock options under the 1999 Long-Term Incentive Plan.

6	Business Restructuring Charges

Business restructuring charges amounted to $609,000 in the six-month period ended June 30, 2001.

The business restructuring charges of $508,000 in the three-month period ended June 30, 2001 comprised a charge of $317,000 to cover employee separation costs and a one-time non-cash charge of $191,000 to cover the write down of excess and obsolete Digital Multimedia analog product inventory.

The business restructuring charges of $609,000 in the six-month period ended June 30, 2001 comprised the charges taken in the three-month period to June 30, 2001 of $508,000 and an additional charge of $101,000 incurred in the three-month period to March 31, 2001 to cover employee separation costs.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,

	(in thousand, except per share data)

	2001	2000	2001	2000

Net sales:
Digital Multimedia and Networking	$3,209	$2,679	$6,225	$4,840
Wireline Security	165	338	413	2,010
Wireless Data Communications	2,716	1,916	4,754	3,222

Total net sales	6,090	4,933	11,392	10,072
Cost of sales	3,935	2,831	7,189	5,257

Gross profit (loss)	2,155	2,102	4,203	4,815
Research and development expenses	689	940	1,533	1,726
Selling, general, administrative and other expenses	3,572	3,728	6,946	6,927
Business restructuring charges	508	0	609	0

Operating profit (loss)	(2,614)	(2,566)	(4,885)	(3,838)
Net earnings (loss)	(1,337)	(1,432)	(2,362)	(1,814)

Basic earnings per share	(0.13)	(0.14)	(0.24)	(0.18)
Weighted average shares outstanding	10,396	10,781	10,394	10,608

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,

	As a Percentage of Net Sales

	2001	2000	2001	2000

Net sales:
Digital Multimedia and Networking	52.7%	54.2%	54.7%	48.0%
Wireline Security	2.7%	6.9%	3.6%	20.0%
Wireless Data Communications	44.6%	38.9%	41.7%	32.0%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6%	57.4%	63.1%	52.2%

Gross profit (loss)	35.4%	42.6%	36.9%	47.8%
Research and development expenses	11.3%	19.1%	13.5%	17.1%
Selling, general, administrative and other expenses	58.7%	75.6%	61.0%	68.8%
Business restructuring charges	8.3%	0.0%	5.4%	0.0

Operating profit (loss)	(42.9)%	(52.1)%	(43.0)%	(38.1)%
Net earnings (loss)	(22.0)%	(29.0)%	(20.7)%	(18.0)%

Results of Operations

Net sales increased 23.5% to $6,090,000 for the three-month period ended June 30, 2001 as compared to $4,933,000 in the comparable period in 2000. In the six-month period ended June 30, 2001 net sales increased 13.1% to $11,392,000 as compared to $10,072,000 in the comparable period in 2000.

The 23.5% increase in net sales in the three-month period ended June 30, 2001 as compared to the comparable period in 2000 embodies an increase of 17.9% in product revenues predominantly derived from increased sales from Digital Multimedia and Wireless Data Communications and an increase of 37.2% in service revenues predominantly derived from increased service revenues from Wireless Data Communications.

In the six-month period ended June 30, 2001 the 13.1% increase in net sales as compared to the comparable period in 2000 embodies an increase of 14.3% in product revenues predominantly derived from increased sales from Digital Multimedia and Wireless Data Communications and an increase of 10.4% in service revenues predominantly derived from increased service revenues from Wireless Data Communications offset by a decrease in Networking service revenues resulting from a change in its sales mix.

Digital Multimedia and Networking product and service sales and revenues increased 19.8% to $3,209,000 in the three-month period ended June 30, 2001 as compared to $2,679,000 in the comparable period in 2000. In the six-month period ended June 30, 2001 net sales increased 28.6% to $6,225,000 as compared to $4,840,000 in the comparable period in 2000.

The principal reason for the increase in product and service sales and revenues in the three-month period ended June 30, 2001 as compared to the comparable period in 2000 was a 14.3% increase in Digital Multimedia product sales and revenues resulting from the marketing and sale of the digital hardware and software based product platform, PowerPlay™.  In addition, product and service sales and revenues were positively impacted by continued growth in network or data solution product sales and related services. The increase in sales and revenues was also positively impacted by an increase of 32.6% in Networking product and service sales and revenues resulting from its core business activities.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 Digital Multimedia product and service sales and revenues increased 56.8% resulting from the marketing and sale of the digital hardware and software based product platform, PowerPlay™. In addition, product and service sales and revenues were positively impacted by continued growth in network or data solution product sales and related services. The increase in sales was partially offset by a 5.5% decrease in Networking product and service sales resulting from lower sales activity in its core business activities in the first quarter of the fiscal year.

Wireline Security product and service sales and revenues decreased 51.2% to $165,000 in the three-month period ended June 30, 2001 as compared to $338,000 in the comparable period in 2000. In the six-month period ended June 30, 2001 net sales decreased 79.5% to $413,000 as compared to $2,010,000 in the comparable period in 2000.

The principal reason for the decrease in product and service sales and revenues in the three-month period to June 30, 2001 as compared to the comparable period in 2000 was the ongoing decline in residual Derived Channel sales activity resulting from the divestment of the Company’s Derived Channel technology and the de-emphasizing of the sale and marketing of Derived Channel technology.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the decrease in Wireline Security product and service sales and revenues resulted from the combined impact of the ongoing decline in residual derived channel sales activity resulting from the divestment of the Company’s Derived Channel technology, the de-emphasizing of the sale and marketing of Derived Channel technology and one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000. Excluding the Australian one-time product and services contract sales and revenues, residual Derived Channel Wireline Security product and service sales and revenues decreased 53.5%.

Wireless Data Communications product and service sales and revenues increased 41.8% to $2,716,000 in the three-month period ended June 30, 2001 as compared to $1,916,000 in the comparable period in 2000. In the six-month period ended June 30, 2001 net sales increased 47.6% to $4,754,000 as compared to $3,222,000 in the comparable period in 2000.

The principal reason for the increase in product and service sales and revenues in the three-month period ended June 30, 2001 as compared to the comparable period in 2000 was the continued growth in product sales, driven by the Company’s Uplink, Circuit Watch™ and Fast Track Wireless Solutions™ product offerings, and service revenues, driven by the Company’s Cellemetry®, Data1Source™ and Fast Track Wireless Solutions™ service offerings, resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the increase in Wireless Data Communications product and service sales and revenues resulted from the continued growth in product and service sales and revenues resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

Cost of sales increased 39.0% to $3,935,000 in the three-month period ended June 30, 2001 as compared to $2,831,000 for the comparable period in 2000. In the six-month period ended June 30, 2001 cost of sales increased 36.8% to $7,189,000 as compared to $5,257,000 in the comparable period in 2000.

The principal reason for the increase in cost of sales in the three-month period ended June 30, 2001 as compared to the comparable period in 2000 resulted from the combined impact of the increased level of sales activity and increased levels of product sales from Digital Multimedia and Wireless Data Communications.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the increase in cost of sales resulted from the combined impact of the increased level of sales activity and increased levels of product sales from Digital Multimedia and Wireless Data Communications and the impact of the Wireline Security one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000.

Gross profit as a percentage of net sales decreased to 35.4% in the three-month period ended June 30, 2001 as compared to 42.6% for the comparable period in 2000. In the six-month period ended June 30, 2001 gross profit decreased to 36.9% as compared to 47.8% in the comparable period in 2000.

The principal reason for the decrease in gross profit in the three-month period ended June 30, 2001 as compared to the comparable period in 2000 resulted primarily from the combined impact of the increased level of sales activity and increased levels of product sales from Digital Multimedia and Wireless Data Communications.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the decrease in gross profit resulted primarily from the combined impact of the increased level of sales activity and increased levels of product sales from Digital Multimedia and Wireless Data Communications and the impact of the Wireline Security one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000. Excluding the impact of the Wireline Security one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000 gross profit decreased to 36.9% in the six-month period ended June 30, 2001 as compared to 41.3% for the comparable period in 2000.

Research and development expenses decreased 26.7% to $689,000 in the three-month period ended June 30, 2001 as compared to $940,000 for the comparable period in 2000. In the six-month period ended June 30, 2001 research and development expenses decreased 11.2% to $1,533,000 as compared to $1,726,000 in the comparable period in 2000.

The principal reason for the decrease in research and development expenses in the three-month period ended June 30, 2001 as compared to the comparable period in 2000 resulted primarily from decreased Digital Multimedia and Wireless Data Communications expenditures following the completion of a number of projects.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the decrease in research and development expenses resulted from decreased Digital Multimedia and Wireless Data Communications expenditures following the completion of a number of projects.

Selling, general, administrative and other expenses decreased 4.2% to $3,572,000 in the three-month period ended June 30, 2001 as compared to $3,728,000 for the comparable period in 2000. In the six-month period ended June 30, 2001 selling, general, administrative and other expenses increased 0.3% to $6,946,000 as compared to $6,927,000 in the comparable period in 2000.

The principal reason for the decrease in selling, general, administrative and other expenses in the three-month periods ended June 30, 2001 as compared to the comparable periods in 2000 resulted from a decrease in administration, management and organizational expenses offset by increased Wireless Data Communications expenditure on sales, marketing and network system support activities.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the increase in selling, general, administrative and other expenses resulted from increased expenditure on network system support activity offset by decreased expenditure on administration, management and organizational expenses.

Business restructuring charges amounted to $508,000 in the three-month period ended June 30, 2001. In the six-month period ended June 30, 2001 business restructuring charges amounted to $609,000. There was no business restructuring charges in the comparable three-month and six-month periods ending June 30, 2000.

The business restructuring charges of $508,000 in the three-month period ended June 30, 2001 comprised a charge of $317,000 to cover employee separation costs and a one-time non-cash charge of $191,000 to cover the write down of excess and obsolete Digital Multimedia analog product inventory.

The business restructuring charges of $609,000 in the six-month period ended June 30, 2001 comprised the charges taken in the three-month period to June 30, 2001 of $508,000 and an additional charge of $101,000 incurred in the three-month period to March 31, 2001 to cover employee separation costs.

Interest and other income in the three-month period ended June 30, 2001 decreased 31.6% to $295,000 as compared to $431,000 in the comparable period in 2000. In the six-month period ended June 30, 2001 interest and other income decreased 11.0% to $659,000 as compared to $740,000 in the comparable period in 2000.

The decrease in interest and other income was primarily related to interest income earned on cash balances.

Minority interest in the three-month period ended June 30, 2001 increased 23.3% to $867,000 as compared to $703,000 in the comparable period in 2000.  In the six-month period ended June 30, 2001 minority interest increased 36.2% to $1,749,000 as compared to $1,284,000 in the comparable period in 2000.

Minority interest represents that portion of the losses of the Company’s Wireless Data Communications business that is not accounted for by the Company.

The Company, due to the loss position from operations, did not record a tax provision in the three-month and six-month periods ended June 30, 2001 and 2000, respectively. However, a provision for the recovery of income tax of $115,000 has been recorded in the three-month period to June 30, 2001 following the completion and submittal of the Company’s federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company’s Derived Channel technology.

The Company recorded a net loss of $1,337,000 in the three-month period ended June 30, 2001 as compared to net loss of $1,432,000 in the comparable period in 2000. In the six-month period ended June 30, 2001 the Company recorded a net loss of $2,362,000 as compared to a net loss $1,814,000 in the comparable period in 2000.

The principal reason for the decrease in the net loss for the three-month period ended June 30, 2001 as compared to the comparable period in 2000 was the increase in product and service sales and revenues and associated gross profit, the decrease in operating expenses and the provision for the recovery of income tax offset by the Company’s business restructuring charges.

In the six-month period ended June 30, 2001 as compared to the comparable period in 2000 the increase in net loss resulted from the impact of the Wireline Security one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000 partially off-set by the increase in product and service sales and revenues and associated gross profit, the decrease in operating expenses, the provision for the recovery of income tax offset by the Company’s business restructuring charges.

The weighted average and diluted shares outstanding increased to 10,393,608 for the period ended June 30, 2001 as compared to weighted average and diluted shares outstanding of 10,607,509 in the comparable period in 2000.

Liquidity and Capital Resources of the Company

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities decreased 42.3% to $1,698,000 for the six-month period ended June 30, 2001 as compared to $2,942,000 in the comparable period in 2000. The decrease in cash used was primarily due to changes in working capital.

Net cash used in investing activities decreased 19.0% to $500,000 in the six-month period ended June 30, 2001 as compared to $617,000 in the comparable period in 2000. The decrease in cash used was the result of decreased investment in tangible and intangible assets.

Net cash used in financing activities decreased 106.4% to $93,000 in the six-month period ended June 30, 2001 as compared to net cash provided by financing activities of $1,453,000 in the comparable period in 2000.

The increase in cash used was primarily accounted for by the receipt of $46,000 in the six-month period to June 30, 2001 from the exercise of stock options which resulted in the issue of an additional 8,360 shares of the Company’s Class A Common Stock against the receipt of $1,593,000 in the six-month period to June 30, 2000 from the exercise of stock options which resulted in the issue of an additional 438,050 shares of the Company’s Class A Common Stock, respectively.

The Company had working capital balances of $13,613,000 and $16,876,000, respectively, as of June 30, 2001 and December 31, 2000.

The Company’s business has not been capital intensive and, accordingly, capital expenditures have not been material.  To date, the Company has funded all capital expenditures from working capital, proceeds from the public offering and the proceeds from the sale of its Derived Channel technology in November 1999.

The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC (“Cellemetry”) to fund the operations of Cellemetry to an amount of $5,500,000 by way of interest bearing debt financing to be available to fund the operations of Cellemetry and its wholly owned subsidiary Uplink Security, Inc.

The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated, to continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At June 30, 2001 the Company had provided total interest bearing debt-financing amounting to $12,750,000.

Expansion of the Company’s Digital Multimedia business in fiscal 2001, including the establishment and increased market penetration of PowerPlay™, may require greater capital investments than in the past.

The Company believes that its cash and cash equivalents, including funds available from the divestment of its Derived Channel technology will be sufficient to finance its operating and capital requirements through fiscal 2001 and fiscal 2002.

Cash requirements for future expansion of the Company’s operations will be evaluated on an as-needed basis and may involve external financing.  The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company’s ability to fund its existing operations.

Item 3.        Quantitative and Qualitative Disclosures about Market Risks.

At June 30, 2001 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At June 30, 2001 the Company had no outstanding borrowings payable except for obligations under capital leases.  The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

As previously reported in the Company’s Form 10-K for the years-ended December 31, 2000 and October 31, 1999 and Form 10 – Q for the periods ended July 31, 1999, December 31, 1999, January 31, 2000, June 30, 2000, September 30, 2000, and March 31, 2001respectively, in connection with the Company’s acquisition of the entire equity interest in Uplink Security, Inc. (“Uplink”) a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholders shares. The minority stockholder has alleged that the acquisition of Uplink was procedurally improper and should be set aside and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition. The case is in the discovery phase.

Neither the Company nor its officers are parties to the litigation. The Company believes however, that the value the minority stockholder is claiming for the shares is in excess of the fair value of those shares.  The Company also believes that the minority stockholder’s other claims are without merit, and Uplink intends to vigorously defend the litigation.

Item 2.        Changes in Securities.

None - not applicable.

Item 3.        Defaults Upon Senior Securities.

None - not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 4, 2001 (the “Meeting”). Three proposals were presented for a vote at the Meeting.

Proposal 1 – The election of six directors, George Benson, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos and Andrew J. Ryan, each to serve as a director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2002 and until the election and qualification of each successor.

The proposal was approved as follows:
	For	Withheld

George Benson	8,842,264	9,270
Matthew J. Flanigan	8,842,264	9,270
Allan H. Liu	8,842,264	9,270
Stratton J. Nicolaides	8,842,264	9,270
John G. Raos	8,842,264	9,270
Andrew J. Ryan	8,842,264	9,270

Proposal 2 – The approval of the Company’s 2001 Employee Stock Purchase Plan

The proposal was approved as follows:
For	Against	Abstain
8,717,684	95,350	38,500

Proposal 3 – The ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the current fiscal year ending December 31, 2001.

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

NUMEREX CORP.

(Registrant)

Date: August 14, 2001	By: /s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date: August 14, 2001	By: /s/ Peter J. Quinn

PETER J. QUINN
Executive Vice President, Chief Financial Officer, and Principal Financial and Accounting Officer