Form 10-Q
period 2001-09-30
NUMEREX CORP /PA/
filed 2001-11-14
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 0-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   ☒   No   ☐

As of November 13, 2001, an aggregate of 10,517,019 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Part I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three-month and nine-month periods ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signature Page

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

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

NUMEREX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS U.S. DOLLARS)

	September 30,	December 31,
	2001	2000
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,063	$10,567
Accounts receivable, net	7,454	7,153
Inventory	4,121	4,117
Prepaid taxes	13	16
Prepaid expenses	931	450
TOTAL CURRENT ASSETS	18,582	22,303

PROPERTY AND EQUIPMENT, NET	2,182	2,917
GOODWILL, NET	11,166	10,789
INTANGIBLE ASSETS, NET	9,417	9,845
OTHER ASSETS	113	88

TOTAL ASSETS	$41,460	$45,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,422	$3,316
Income taxes	0	10
Other current liabilities	2,731	2,065
Obligations under capital leases, current portion	43	36
TOTAL CURRENT LIABILITIES	6,196	5,427

LONG TERM LIABILITIES
Obligations under capital leases	66	102

MINORITY INTEREST	1,001	3,511

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; issued 30,000 at September 30, 2001 and December 31, 2000	3,000	3,000
Class A, common stock – no par value; authorized 30,000,000; issued12,269,956 at September 30, 2001 and 12,157,504 December 31, 2000	32,522	32,064
Additional paid-in-capital	370	370
Treasury stock, at cost, 1,766,400 shares at September 30, 2001 and 1,766,400 at December 31, 2000	(9,222)	(9,222)
Accumulated other comprehensive income (loss)	(20)	(20)
Retained earnings	7,547	10,710
	34,197	36,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,460	$45,942

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

	FOR THE THREE MONTH		FOR THE NINE MONTH
	PERIOD ENDED SEPTEMBER 30,		PERIOD ENDED SEPTEMBER 30,
	2001	2000	2001	2000
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net sales	$6,245	$5,076	$17,637	$15,148

Cost of sales	3,928	3,217	10,972	8,352

Research and development expenses	584	843	2,117	2,522

Selling, general, administrative and other expenses	2,549	2,941	8,152	8,633

Amortization and depreciation	753	716	2,241	2,120

Business restructuring charges	0	0	609	0

Operating loss	(1,569)	(2,641)	(6,454)	(6,479)

Interest and other income, net	234	500	893	1,240

Minority interest	714	1,009	2,463	2,293

Loss before income taxes	(621)	(1,132)	(3,098)	(2,946)

Provision for income taxes	0	0	115	0

Net loss	(621)	(1,132)	(2,983)	(2,946)

Preferred stock dividend	60	60	180	180

Net loss applicable to common shareholders	(681)	(1,192)	(3,163)	(3,126)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	7	24	0	(3)

Comprehensive income (loss)	$(674)	$(1,168)	$(3,163)	$(3,129)

Basic earnings (loss) per common share	$(0.06)	$(0.11)	$(0.30)	$(0.30)
Diluted earnings (loss) per common share	(0.06)	(0.11)	(0.30)	(0.30)

Number of shares used in per share calculation
Basic	10,481	10,452	10,423	10,555
Diluted	10,481	10,452	10,423	10,555

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS U.S. DOLLARS)

	FOR THE NINE MONTH PERIOD
	ENDED SEPTEMBER 30,
	2001	2000
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(2,983)	$(2,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,241	2,120
Business restructuring charges	191	0
Minority interest	(2,463)	(2,293)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(301)	(335)
Inventory	(194)	(1,106)
Prepaid expenses and interest receivable	(507)	(143)
Accounts payable	107	352
Income taxes	(7)	(546)
Other assets and liabilities	665	(658)

Net cash used in operating activities	(3,251)	(5,555)

Cash flows from investing activities
Purchase of property and equipment	(330)	(700)
Purchase of intangible and other assets	(201)	(176)
Acquisition of minority interest	(789)	(35)

Net cash used in investing activities	(1,320)	(911)

Cash flows from financing activities
Proceeds from exercise of stock options	294	2,224
Principal payment on capital lease obligations	(29)	(30)
Dividend payments	(180)	(180)
Purchase of treasury stock	0	(4,000)
Net cash provided by (used in) financing activities	85	(1,986)

Effect of exchange differences on cash	(18)	(32)

Net decrease in cash and cash equivalents	(4,504)	(8,484)

Cash and cash equivalents, beginning of period	10,567	21,490

Cash and cash equivalents, end of period	$6,063	$13,006

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                 Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.  For further information, reference is also made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the consolidated financial statements contained therein.

2.                 Reporting Currency

The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.                 Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

4.                 Business Restructuring Charges

Business restructuring charges amounted to $609,000 in the nine-month period ended September 30, 2001.

There was no business restructuring charge in the three-month period ended September 30, 2001.

The business restructuring charges of $609,000 in the nine-month period ended September 30, 2001 comprised the charges taken in the three-month period to June 30, 2001 of $317,000 to cover employee separation costs and a one-time non-cash charge of $191,000 to cover the write down of excess and obsolete Digital Multimedia analog product inventory, and an additional charge of $101,000 incurred in the three-month period to March 31, 2001 to cover employee separation costs.

5.                 Inventory

($’000’s omitted)	September 30, 2001	December 31, 2000
Raw materials	$1,270	$1,275
Work-in-progress	14	174
Finished goods	2,837	2,668
	$4,121	$4,117

6.                 Investment

On July 6, 2001 the Company completed (i) the acquisition of all of the shares held by the minority shareholders of Broadband Networks, Inc. (“BNI”) and (ii) the exchange of all options held by employees of BNI to acquire shares in BNI for options to acquire shares in the Company.

In connection with the acquisition of all of the shares held by minority shareholders in BNI the Company issued 23,050 shares of restricted Class A Common Stock of the Company.

The transaction was accounted for using the purchase method of accounting.

7.                 Shareholders’ Equity

Shareholders’ Equity decreased by $250,000 in the three-month period ending September 30, 2001. The decrease in Shareholders’ Equity is attributable to (i) an amount of $424,000 credited to common stock following the issue of 103,622 shares of Class A Common Stock of the Company resulting from (a) an election under the Directors’ Stock Plan, (b) the exercise of stock options under the 1999 Long-Term Incentive Plan, and (c) the acquisition of shares of minority shareholders of Broadband Networks, Inc., (ii) an amount of $7,000 credited to accumulated other comprehensive income resulting from foreign currency translation and (iii) the recorded net loss  applicable to common shareholders of $681,000.

In the nine-month period to September 30, 2001 Shareholder’s Equity decreased by $2,705,000. The decrease in Shareholders’ Equity is attributable to (i) an amount of $458,000 credited to common stock following the issue of 112,452 shares of Class A Common Stock of the Company resulting from (a) elections under the Directors’ Stock Plan, (b) the exercise of stock options under the 1999 Long-Term Incentive Plan, and (c) the acquisition of shares of minority shareholders of Broadband Networks, Inc., and (ii) the recorded net loss applicable to common shareholders of $3,163,000.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	(in thousand, except per share data)
	2001	2000	2001	2000
Net Sales:
Digital Multimedia and Networking	$2,859	$2,893	$9,084	$7,733
Wireline Security	168	349	581	2,360
Wireless Data Communications	3,218	1,834	7,972	5,055
Total net sales	6,245	5,076	17,637	15,148
Cost of sales	3,928	3,217	10,972	8,352
Amortization and depreciation	64	72	209	193
Gross profit	2,253	1,787	6,456	6,603
Research and development expenses	584	843	2,117	2,522
Selling, general, administrative and other expenses	2,549	2,941	8,152	8,633
Amortization and depreciation	689	644	2,032	1,927
Business restructuring charges	0	0	609	0
Operating loss	(1,569)	(2,641)	(6,454)	(6,479)
Net loss	(621)	(1,132)	(3,098)	(2,946)
Basic earnings per share	(0.06)	(0.11)	(0.30)	(0.30)
Weighted average shares outstanding	10,481	10,452	10,423	10,555

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	As a Percentage of Net Sales
	2001	2000	2001	2000
Net Sales:
Digital Multimedia and Networking	45.8%	57.0%	51.5%	51.1%
Wireline Security	2.7%	6.9%	3.3%	15.6%
Wireless Data Communications	51.5%	36.1%	45.2%	33.3%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9%	63.4%	62.2%	55.1%
Amortization and depreciation	1.0%	1.4%	1.2%	1.3%
Gross profit	36.1%	35.2%	36.6%	43.6%
Research and development expenses	9.4%	16.6%	12.0%	16.7%
Selling, general, administrative and other expenses	40.8%	57.9%	46.2%	57.0%
Amortization and depreciation	11.0%	12.7%	11.5%	12.7%
Business restructuring charges	0.0%	0.0%	3.5%	0.0%
Operating loss	(25.1)%	(52.0)%	(36.6)%	(42.8)%
Net loss	(10.0)%	(22.3)%	(17.6)%	(19.5)%

Results of Operations

Net sales increased 23.0% to $6,245,000 for the three-month period ended September 30, 2001 as compared to $5,076,000 in the comparable period in 2000. In the nine-month period ended September 30, 2001 net sales increased 16.4% to $17,637,000 as compared to $15,148,000 in the comparable period in 2000.

The 23.0% increase in net sales in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 embodies an increase of 21.5% in product sales revenues predominantly derived from increased sales from Wireless Data Communications offset by a decrease in Wireline Security product sales revenues and an increase of 27.4% in service revenues predominantly derived from increased service revenues from Wireless Data Communications.

In the nine-month period ended September 30, 2001 the 16.4% increase in net sales as compared to the comparable period in 2000 embodies an increase of 16.8% in product sales revenues predominantly derived from increased sales from Digital Multimedia and Wireless Data Communications offset by a decrease in Wireline Security product sales revenues and an increase of 15.5% in service revenues predominantly derived from increased service revenues from Digital Multimedia and Wireless Data Communications offset by a decrease in Networking service revenues resulting from a change in its sales mix.

Digital Multimedia and Networking product and service sales and revenues decreased 1.2% to $2,859,000 in the three-month period ended September 30, 2001 as compared to $2,893,000 in the comparable period in 2000. In the nine-month period ended September 30, 2001 net sales increased 17.5% to $9,084,000 as compared to $7,733,000 in the comparable period in 2000.

The principal reason for the decrease in product and service sales and revenues in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 was a 15.3% decrease in Networking product and service sales and revenues resulting from a reduction in sales activity from the telecommunications industry.  The decrease in product and service sales and revenues was, however, positively impacted by an increase of 7.9% in Digital Multimedia product and service sales and revenues resulting from the transition from the marketing and sale of the digital hardware and software based product platform, PowerPlay™.  In addition, product and service sales and revenues were positively impacted by continued growth in network or data solution product sales and related services.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 Digital Multimedia product and service sales and revenues increased 37.3% resulting from the marketing and sale of the digital hardware and software based product platform, PowerPlay™. In addition, product and service sales and revenues were positively impacted by continued growth in network or data solution product sales and related services. The increase in product and service sales and revenues was partially offset by an 8.8% decrease in Networking product and service sales and revenues resulting from lower sales activity in its core business activities.

Wireline Security product and service sales and revenues decreased 51.9% to $168,000 in the three-month period ended September 30, 2001 as compared to $349,000 in the comparable period in 2000. In the nine-month period ended September 30, 2001 net sales decreased 75.4% to $581,000 as compared to $2,360,000 in the comparable period in 2000.

The principal reason for the decrease in product and service sales and revenues in the three-month period to September 30, 2001 as compared to the comparable period in 2000 was the ongoing decline in residual Derived Channel sales activity resulting from the divestment of the Company’s Derived Channel technology and the de-emphasizing of the sale and marketing of Derived Channel technology.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the decrease in Wireline Security product and service sales and revenues resulted from the combined impact of the ongoing decline in residual Derived Channel sales activity resulting from the divestment of the Company’s Derived Channel technology, the de-emphasizing of the sale and marketing of Derived Channel technology and one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000. Excluding the Australian one-time product and services contract sales and revenues, residual Derived Channel Wireline Security product and service sales and revenues decreased 53.1%.

Wireless Data Communications product and service sales and revenues increased 75.5% to $3,218,000 in the three-month period ended September 30, 2001 as compared to $1,834,000 in the comparable period in 2000. In the nine-month period ended September 30, 2001 net sales increased 57.7% to $7,972,000 as compared to $5,055,000 in the comparable period in 2000.

The principal reason for the increase in product and service sales and revenues in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 was the continued growth in product sales, driven by the Company’s Uplink, Circuit Watch™ and Fast Track Wireless Solutions™ product offerings, and service revenues, driven by the Company’s Cellemetry®, Data1Source™ and Fast Track Wireless Solutions™ service offerings, resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the increase in Wireless Data Communications product and service sales and revenues resulted from the continued growth in product and service sales and revenues resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

Cost of sales increased 22.1% to $3,928,000 in the three-month period ended September 30, 2001 as compared to $3,217,000 for the comparable period in 2000. In the nine-month period ended September 30, 2001 cost of sales increased 31.4% to $10,972,000 as compared to $8,352,000 in the comparable period in 2000.

The principal reason for the increase in cost of sales in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 resulted from the combined impact of the overall increased level of sales activity and the net impact of increased levels of product sales from Digital Multimedia and Wireless Data Communications offset by the decrease in Networking and Wireline Security product sales activity.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the increase in cost of sales resulted from the combined impact of the increased level of sales activity and the net impact of increased levels of product sales from Digital Multimedia and Wireless Data Communications offset by the decrease in Networking and Wireline Security product sales activity, particularly the one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000.

Gross profit as a percentage of net sales increased to 36.1% in the three-month period ended September 30, 2001 as compared to 35.2% for the comparable period in 2000. In the nine-month period ended September 30, 2001 gross profit decreased to 36.6% as compared to 43.6% in the comparable period in 2000.

The principal reason for the increase in gross profit in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 resulted primarily from the combined impact of the increased level of sales activity and net impact of the increased levels of product and service sales and revenues from Digital Multimedia and Wireless Data Communications offset by the decrease in Networking and Wireline Security product sales activity.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the decrease in gross profit resulted primarily from the decrease in Networking and Wireline Security product and service sales and revenues, particularly, the impact of the one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000 offset to an extent by the increased overall level of sales activity and increased levels of product and service sales and revenues from Digital Multimedia and Wireless Data Communications. Excluding the impact of the Wireline Security one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000 gross profit decreased to 36.6% in the nine-month period ended September 30, 2001 as compared to 39.1% for the comparable period in 2000.

Research and development expenses decreased 30.7% to $584,000 in the three-month period ended September 30, 2001 as compared to $843,000 for the comparable period in 2000. In the nine-month period ended September 30, 2001 research and development expenses decreased 16.1% to $2,117,000 as compared to $2,522,000 in the comparable period in 2000.

The principal reason for the decrease in research and development expenses in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 resulted primarily from decreased Digital Multimedia and Wireless Data Communications expenditures following the completion of a number of projects.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the decrease in research and development expenses resulted from decreased Digital Multimedia and Wireless Data Communications expenditures following the completion of a number of projects.

Selling, general, administrative and other expenses decreased 13.3% to $2,549,000 in the three-month period ended September 30, 2001 as compared to $2,941,000 for the comparable period in 2000. In the nine-month period ended September 30, 2001 selling, general, administrative and other expenses decreased 5.6% to $8,152,000 as compared to $8,633,000 in the comparable period in 2000.

The principal reason for the decrease in selling, general, administrative and other expenses in the three-month period ended September 30, 2001 as compared to the comparable period in 2000 resulted from an overall decrease in administration, management and organizational expenses.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the decrease in selling, general, administrative and other expenses resulted from the impact of decreased expenditure on administration, management and organizational expenses and network system support activity.

There was no business restructuring charge in the three-month period ended September 30, 2001. In the nine-month period ended September 30, 2001 business restructuring charges amounted to $609,000. There was no business restructuring charges in the comparable three-month and nine-month periods ending September 30, 2000.

The business restructuring charges of $609,000 in the nine-month period ended September 30, 2001 comprised the charges taken in the three-month period to June 30, 2001 of $317,000 to cover employee separation costs and a one-time non-cash charge of $191,000 to cover the write-down of excess and obsolete Digital Multimedia analog product inventory and an additional charge of $101,000 incurred in the three-month period to March 31, 2001 to cover employee separation costs.

Interest and other income in the three-month period ended September 30, 2001 decreased 53.2% to $234,000 as compared to $500,000 in the comparable period in 2000. In the nine-month period ended September 30, 2001 interest and other income decreased 28.0% to $893,000 as compared to $1,240,000 in the comparable period in 2000.

The decrease in interest and other income in the three and nine month periods ended September 30, 2001 as compared to the comparable periods in 2000 is primarily related to interest income earned on cash balances and the release of funds held in escrow in connection with the divestment of the Company’s Derived Channel technology.

Minority interest in the three-month period ended September 30, 2001 decreased 29.2% to $714,000 as compared to $1,009,000 in the comparable period in 2000.  In the nine-month period ended September 30, 2001 minority interest increased 7.4% to $2,463,000 as compared to $2,293,000 in the comparable period in 2000.

Minority interest represents that portion of the losses of the Company’s Wireless Data Communications that is not accounted for by the Company.

The Company, due to its loss position from operations, did not record a tax provision in the three-month and nine-month periods ended September 30, 2001 and 2000, respectively. However, a provision for the recovery of income tax of $115,000 was recorded in the three-month period to June 30, 2001 following the completion and submittal of the Company’s federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company’s Derived Channel technology.

The Company recorded a net loss of $621,000 in the three-month period ended September 30, 2001 as compared to net loss of $1,132,000 in the comparable period in 2000. In the nine-month period ended September 30, 2001 the Company recorded a net loss of $3,098,000 as compared to a net loss $2,946,000 in the comparable period in 2000.

The principal reason for the decrease in the net loss for the three-month period ended September 30, 2001 as compared to the comparable period in 2000 was the overall increase in product and service sales and revenues and associated gross profit and the decrease in operating expenses.

In the nine-month period ended September 30, 2001 as compared to the comparable period in 2000 the increase in net loss resulted from the impact of the Wireline Security one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000 partially off-set by the increase in product and service sales and revenues and associated gross profit, the decrease in operating expenses, the provision for the recovery of income tax offset by the Company’s business restructuring charges.

The weighted average and diluted shares outstanding increased to 10,481,396 and 10,423,192 for the three and nine-month periods ended September 30, 2001, respectively, as compared to weighted average and diluted shares outstanding of 10,451,570 and 10,555,150 in the comparable periods in 2000, respectively.

Liquidity and Capital Resources of the Company

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities decreased 41.5% to $3,251,000 for the nine-month period ended September 30, 2001 as compared to $5,555,000 in the comparable period in 2000. The decrease in cash used was primarily due to changes in working capital.

Net cash used in investing activities increased 44.9% to $1,320,000 in the nine-month period ended September 30, 2001 as compared to $911,000 in the comparable period in 2000. The increase in cash used was the result of decreased investment in tangible and intangible assets offset by an increase in investment in the acquisition of minority interests resulting from the transactions completed with minority shareholders of Broadband Networks, Inc. and Uplink Security, Inc., respectively.

Net cash provided by financing activities increased 104.3% to $85,000 in the nine-month period ended September 30, 2001 as compared to net cash used in financing activities of $1,986,000 in the comparable period in 2000.

The increase in cash provided by financing activities was due to the receipt of $294,000 in the nine-month period to September 30, 2001 from the exercise of stock options which resulted in the issue of an additional 89,402 shares of the Company’s Class A Common Stock against (i) the receipt of $2,224,000 in the nine-month period to September 30, 2000 from the exercise of stock options and warrants which resulted in the issue of an additional 567,621 shares of the Company’s Class A Common Stock and (ii) the purchase by the Company for $4,000,000 of a total of 500,000 shares of the Company’s Class A Common Stock, respectively.

The Company had working capital balances of $12,386,000 and $16,876,000 as of September 30, 2001 and December 31, 2000, respectively.

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

The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated to, continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At September 30, 2001 the Company had provided total interest bearing debt-financing amounting to $14,171,000.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.

At September 30, 2001 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At September 30, 2001 the Company had no outstanding borrowings payable except for obligations under capital leases.  The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

As previously reported, in connection with the Company’s acquisition of the entire equity interest in Uplink Security, Inc. (“Uplink”) a petition was filed by Uplink in the Superior Court of Fulton County, Georgia seeking an appraisal of the value of a minority stockholders shares. The minority stockholder alleged that the acquisition of Uplink was procedurally improper and should be set aside and that Uplink and certain of its officers (together with the Company and certain of its officers) conspired to oppress the minority stockholder of Uplink and acted fraudulently in effectuating the acquisition.

During the discovery phase and in an effort to reach a satisfactory conclusion acceptable to all the parties agreed to and entered into mediation. As a result of that mediation on August 31, 2001 the parties reached a settlement of all allegations and claims.

The terms of the settlement will not have a material effect on the financial condition or result of operations of the Company

Item 2.        Changes in Securities.

On July 6, 2001 the Company completed the acquisition of all of the shares held by the minority shareholders of Broadband Networks, Inc. (“BNI”).

In connection with the acquisition of all of the shares held by minority shareholders in BNI the Company issued 23,050 shares of restricted Class A Common Stock of the Company to the minority shareholders in BNI. The closing price of the Company’s Class A Common Stock on July 6, 2001 as quoted on the NASDAQ National Market was $7.50.

The Company issued such shares in reliance of the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. In addition, the Company exchanged options under it’s 1999 Long-Term Incentive Plan covering 36,951 shares of common stock for outstanding BNI employee stock options.

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

NUMEREX CORP.
(Registrant)

Date:	November 14, 2001	By:	/s/	Stratton J. Nicolaides
STRATTON J. NICOLAIDES Chairman and Chief Executive Officer

Date:	November 14, 2001	By:	/s/	Peter J. Quinn
PETER J. QUINN Executive Vice President, Chief Financial Officer, and Principal Financial and Accounting Officer