Form 10-K
period 2001-12-31
NUMEREX CORP /PA/
filed 2002-04-01
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-22920

NUMEREX CORP.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1600 Parkwood Circle Suite 200 Atlanta, Georgia	30339-2119
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 693-5950

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value	10,659,000
(Title of Class)	(Number of Shares Outstanding as of March 26, 2002)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

☐                               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non–affiliates of the Registrant is $63,064,359(1)

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company’s Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Other documents incorporated by reference are listed in the Exhibit Index.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company’s Common Stock, multiplied by $8.60, the last reported sale price for the Company’s Common Stock on March 26, 2002.  The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed.  The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

PRELIMINARY NOTE

Unless otherwise indicated or the context otherwise requires:  (i) the “Company” refers to Numerex Corp. and its wholly-owned and controlled subsidiaries, (ii) all references to Common Stock in this report refer to the Company’s Class A Common Stock and (iii) all references in this report to fiscal years are to the Company’s fiscal years ended December 31, 2001, and 2000, respectively, and October 31 of each preceding year

i

Forward-Looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “strategy,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate.  Many phases of the Company’s operations are subject to influences outside its control.  The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.  These forward-looking statements speak only as of the date of this Annual Report, and the Company assumes no duty to update forward-looking statements.  Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance.  These factors include: the pace of technological change; variations in quarterly operating results; delays in the development, introduction and marketing of new wireless products and services; customer acceptance of products and services; economic conditions; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; general economic conditions and conditions affecting the capital markets.  Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document.  Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I

Item 1.  Business

Overview

Numerex Corp. (the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry® and Data1Source™, and digital multimedia through PowerPlay™. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

The Company’s primary strategic objectives are to:

•      Implement a wireless data communications strategy which incorporates the development, marketing and sale of Cellemetry®, Uplink™, Data1Source™, Circuit Watch™, FastTrack Wireless Solutions™ and other wireless network technology, applications, products, and services.

•      Acquire technologies, which complement and enhance the Company’s wireless data communications strategy.

•      Acquire or develop lines of business, which complement the Company’s technology strategies, and are designed to enhance strategic objectives, and augment shareholder value.

•      Expand all business lines with a focus on a financial model of recurring revenues.

Through Cellemetry LLC (“Cellemetry”) a joint venture with BellSouth Wireless LLC (“BellSouth Wireless”), formerly BellSouth Wireless, Inc., the Company provides a cost effective, two-way wireless data communication network throughout

North America, Argentina, Dutch Antilles, Paraguay and Puerto Rico with plans to further expand in international markets.

Through Uplink Security, Inc. (“Uplink”), a wholly owned subsidiary of Cellemetry, the Company provides a cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology.  Utilizing Cellemetry®, as a means of data communications, combined with proprietary message processing and interface technologies, the Company believes that it has positioned Uplink to be an industry leader for cost effective wireless alarm communication. Cellemetry’s® interface technology provides the foundation of design and development of applications and solutions in certain business sectors other than fixed alarm security. In addition, the Uplink products and services complement the Company’s wireline technology for the fixed alarm security market.

Data1Source™, a proprietary and patent pending technology of the Company, provides the Company another cost-effective means of transporting data over digital wireless data networks. Through a centralized service bureau, the Data1Source™ offering of Short Message Service (“SMS”) provides TDMA, CDMA and GSM wireless data carriers with a broad range of digital services including web-based and e-mail-based text messaging, SMS Touch-Tone™ paging, subscriber-customized Internet content services such as news headlines, ring tones, sports scores, stock quotes, and other customer-specific information. The Company plans to increase the market penetration of its Data1Source™ service to wireless data carriers. Data1Source™ development and marketing efforts derive from and leverage the Company’s core wireless data technology Cellemetry® and its existing relationships with wireless data carriers.

Through its Circuit Watch™ product offering the Company provides a cost effective T-1 telecommunication network integrity monitoring for users requiring notification of critical wireline network circuit interruptions or breaks. Status is provided by utilizing the Company’s core wireless data technology Cellemetry® as the message delivery medium.

Through its FastTrack Wireless Solutions™ suite of products and services the Company provides for users and application developers a turnkey suite of interactive web-based wireless machine to machine (M2M) interface solutions, which monitor and control both fixed and mobile geographically remote systems. These applications utilize the Company’s wireless data technology Cellemetry® and deliver cost effective and efficient product and service solutions. FastTrack Wireless Solutions™ also provides users and application developers cost effective mobile asset tracking capability utilizing a combination of Global Positioning System (GPS) technology and the Company’s wireless data technology Cellemetry® as the message delivery medium.

Through its subsidiaries, Broadband Networks, Inc. (“Broadband”) and BNI Solutions LLC (“BNI Solutions”) the Company principally designs, develops, markets, and sells PowerPlay™ its digital multimedia product. PowerPlay™ is designed for a wide range of applications, which require high quality interactive video, audio and data communication. With a focus on the “distance learning” horizontal Power Play™ can schedule or produce ‘on-demand’ multimedia conferencing between any combination of desktop workstations, mobile roll about projection units, or dedicated conference rooms. Each station has access to all of the resources of the entire network.  This includes: secure point-to-point, or multiple participants full motion video conferencing with far end device control; central media libraries or servers, which provide media retrieval and video-on-demand capability; secure on-demand gateways to national sites, public switched networks and the Internet; compatibility/connectivity between any combination of desktops, conference rooms, servers, or gateways; data and document collaboration combined with real time full motion video; and voice over IP from any station to any station, or the world via a central gateway.

The Company’s digital multimedia business also provides systems design, products, integration services, installation, and operator training for interactive voice, video, and data via fiber optic transport.  This integration of the Company’s Broadband fiber optic transport expertise, to date, has been in the area of educational enhancement through distance learning.

In addition the Company provides telecommunications network operational support systems and services through its subsidiary Digilog, Inc. (“Digilog”), to operating telephone companies and equipment and services through its subsidiaries, DCX Systems, Inc. (“DCX Systems”) and DCX Systems (Australia) Pty Limited (“DCX Australia”) to operating telephone companies and the security industry.

Traditionally, the Company has derived significant revenues from Derived Channel technology.  This derived channel technology creates an inaudible frequency on an existing telephone line below the voice communications spectrum for data transmission (“Derived Channel”).  In November 1999, the Company sold its Derived Channel technology to British Telecommunications plc (“BT”) for £12,500,000 (approximately $20,000,000).  The terms of the transaction were negotiated between the Company and BT at arm’s length.

The Company determined that divesting the wireline technology to BT strengthened the financial position of the Company while promoting its wireless data communications strategic focus. In addition to the purchase price,

the Company retained, in exchange for services, certain commercial interests in a telemetry venture on a revenue sharing basis and a right to continue to market its Derived Channel technology in North, Central and South America, South Korea and Australia.  The Company also entered into an agency agreement whereby it has the rights to market BT’s digital services platform (“DSP”) a multi-functional gateway product for wireless and wireline including its GSM wireless product in certain territories.

The sale to BT caused a material loss of the future revenues and earnings associated with the Company’s Derived Channel technology. The Company determined, however, that the transition and focus to its wireless data communications strategy coupled with increased liquidity outweighed a substantial reduction of its wireline revenues and earnings. The Company also reduced its dependence upon BT. There can be no assurance that the Company will recover its revenues and earnings through its remaining lines of business or successfully transition its business to a financial model of recurring revenues.

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

Background

The Company’s business began in July 1992 with the acquisition of the Derived Channel wireline business, including certain proprietary intellectual property rights, rights to Derived Channel technology and rights to market such technology in certain countries, including the United Kingdom. The Company expanded its business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies, including its investments in Digilog and DCX Systems in 1994, Broadband and Uplink in 1997 and subsequent investments in Uplink in 1998 and 2001.

In May 1998, the Company, BellSouth Wireless and BellSouth Corporation completed a transaction whereby Cellemetry, a joint venture between the Company and BellSouth Wireless, was formed.  Cellemetry is a Delaware limited liability company owned 60% by the Company and 40% by BellSouth Wireless.  The parties entered into an operating agreement (the “Operating Agreement”), which deals with, among other things, the conduct of the business of Cellemetry.  In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interests in Cellemetry.  Cellemetry is taxed as a partnership for federal, state, and foreign income tax purposes.

In November 1999, the Company and BellSouth Wireless completed the restructuring of the Cellemetry Operating Agreement. Under the terms of the restructuring, the Operating Agreement has been modified (“First Amendment to the Operating Agreement”) and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004, (“Modified Business Plan”).  All respective rights under the Operating Agreement that previously triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002, and all financial performance tests have been amended to reflect the Modified Business Plan.  In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000.

The restructuring also permits Cellemetry to seek to find a strategic investor (“Third Party Investment”) to invest new capital in exchange for up to 15% of Cellemetry.  In connection with any such Third Party Investment, the Company’s ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless’s will not be diluted below 34%.

Under the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999,

is no longer under an obligation to make any additional capital contributions to Cellemetry.  The Company committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry. As of December 31, 2001, the Company has provided total interest bearing debt financing amounting to $15,023,000.

Also under the First Amendment to the Operating Agreement, the Company conveyed Uplink to Cellemetry.  In addition, the Company issued to BellSouth Wireless 30,000 shares of Series A Convertible Redeemable Preferred Stock of the Company (“Preferred Stock”).  The Preferred Stock is redeemable, at the Company’s option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share.

Also, the Preferred Stock, at BellSouth Wireless’s option, commencing November 1, 2003, or November 1, 2002, should the Company’s common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company’s common stock.  The Preferred Stock carries certain registration rights for the common stock upon such conversion.

Also, in November 1999, as referred to above, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase Limited (“Bronzebase”) to BT.  Bronzebase is an English limited liability company, which owns all of the stock of Versus Technology Limited (“Versus Technology”).

MACHINE to MACHINE (M2M) COMMUNICATIONS (Telemetry)

Wireless Data Communications (Wireless Telemetry)

Products and Services

Cellemetry®

Cellemetry® is a means of wireless data communications that taps the unused capacity of the cellular telephone network’s overhead control channels and the SS7/IS-41 network protocol to deliver two-way short data messages, without affecting the voice channels of the cellular network.

Using Cellemetry® technology, remote equipment or vehicles can be polled, time-set, or autonomously exchange information with a customer’s central locations through the cellular network’s control channels.  Information gathered is relayed to and from the customer’s designated site for collection or for response.  Based on remote conditions, control actions can be relayed as well.  That means, for example, equipment can be turned on or off remotely, switches and gates can be closed, and pumps triggered.

When used in combination with low-cost Global Positioning System (GPS) applications, Cellemetry® radios can pinpoint the precise geographic location of trucks, automobiles, railroad cars, barges, containers, or other movable assets and signal control actions or operator response messages.

Cellemetry® Data Service is wireless telemetry, or remote monitoring, over the cellular telephone network.  It provides a means of sending short, telemetry-like messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator. Cellemetry® Data Service does not use or impact voice channels, and is a patented technology of Cellemetry®.  Licensing agreements have been negotiated with cellular carriers throughout North America, Argentina, Dutch Antilles, Paraguay and Puerto Rico to make Cellemetry® services widely available.  Licensing agreements have also been negotiated with application developers and radio manufacturers to provide Cellemetry® applications and equipment across urban, rural, and industrial markets.

Cellemetry® Data Service enables messaging for many different businesses.  It can, for example, report alarm messages, utility meter readings, vehicle and trailer location, and vending machine status.  It is unique because it uses the underutilized portion of the cellular system, the overhead control channels, to convey short data messages without impacting or using the voice channels.  These control channels are used to transmit necessary information for all call initiations (both incoming and outgoing) between the cellular system and the cellular customer’s equipment.  The message handling capacity of these control channels is far greater than is required by the existing cellular system, even during the busiest times of the day.

The Cellemetry® Data Service operates in the same manner in which roaming telephones operate in the cellular system.  A roaming cellular telephone is defined as a cellular telephone operating in any system other than its home system.  When a roaming cellular telephone is turned on, it recognizes the fact that it is not in its home system and accordingly “registers” by sending its Mobile Identification Number (MIN) and its Electronic Serial Number (ESN) to the cellular system via one of the control channels.  The cellular system recognizes the roamer number and routes the MIN and ESN to the roamer’s home system for validation via a special network (SS7/IS41) which links all of the cellular systems together across Canada, Mexico and the U.S. and parts of South and Central America.

Cellemetry® radios behave like roaming telephones except the cellular telephone switch’s database is set to route the “registrations” (MIN and ESN data) to the Cellemetry® Service Bureau, (“the Service Bureau”) connected to the same intra-cellular network.  The MIN serves to identify the Cellemetry® radio and the ESN is the data field, which contains the 32-bit telemetry message. In addition, Cellemetry®’s centralized Service Bureau adds a timestamp and the SS7/IS41 network adds point of origin data. The entire Cellemetry® message, if expressed in binary, is 122 bits.

The centralized Service Bureau processes, stores, and routes the Cellemetry® Data Service messages according to customer requirements.  Some applications may require immediate processing, as is the case with alarm monitoring, while an application such as vending machine status may only need the messages stored and transferred in a batch once a day.

Uplink™

Uplink designs, develops, markets and sells interface and routing technologies that use Cellemetry® for security alarm communications applications.  Because Cellemetry® utilizes the existing cellular network and inexpensive radio transmitters, Cellemetry® applications can quickly and economically monitor and control equipment at remote locations.

Uplink markets wireless alarm communication equipment which is installed at customer premises, administers and offers air time packages on a consistent price basis, and provides technical services that route alarm signals from the cellular networks to any Alarm Receiving Center (ARC) central station in North America without requiring either modifications to the ARC’s central station’s receiving equipment or dedicated receiving equipment.

The Company believes that Uplink’s products and airtime communications charges are competitively priced.  As a result of combining Cellemetry® technology with low cost communication equipment and routing technologies, significant improvements in security communication services are now available to the industry.

The Company also believes that Cellemetry® and Derived Channel technology, as security alarm communications platforms, may be complementary.  As a result, the technologies can be implemented independently or collectively.

Data1Source™

Data1Source™, a service offering, is a wireless means of data communications that utilizes the Short Message Service (SMS) messaging capability of digital (TDMA, CDMA and GSM) cellular telephone networks and the SS7/IS-41 network protocol to deliver digital data packets of approximately 200 bytes each, although multiple packets can be concatenated.

Data1Source™’s proprietary and patent pending centralized service processes, buffers, and routes the Data1Source™ Service messages to enable a broad range of digital services for wireless data carriers, including web-based and e-mail-based text messaging, SMS Touch-Tone™ paging, subscriber-customized Internet content services such as news headlines, ring tones, sports scores, stock quotes, and other customer-specific information.

Circuit Watch™

Circuit Watch™, a product and service offering, is a wireless monitoring system for high-speed data lines.

Utilizing the Cellemetry® data network Circuit Watch™ facilitates the remote monitoring and reporting of T-1 circuit status.

The Company markets the Circuit Watch™ wireless monitoring product, consisting of a master and upward of eight T-1 slave devices, which is installed at customer premises, administers and offers air time packages on a consistent price basis, and provides technical services that route alarm and status signals through the cellular networks to a number of predetermined or designated delivery points without requiring dedicated receiving equipment.

The Company believes that Circuit Watch’s™ products and airtime communications charges are competitively priced and that Circuit Watch™ offers a cost effective and efficient method for remotely monitoring or controlling equipment located onsite while enabling the reporting and notification of any alarm or changes in condition to T-1 circuits that can be vital to communications integrity.

As a result of combining Cellemetry® technology with cost effective communication equipment and routing technologies, significant improvements in T-1 circuit status communication services are now available to the industry.

FastTrack Wireless Solutions™

FastTrack Wireless Solutions™, a product and service offering, is designed to provide users and application developers with a turnkey suite of interactive web-based wireless machine to machine (M2M) interface solutions, which monitor and control geographically remote systems and applications.

The Company markets FastTrack Wireless Solutions™ as a service offering to Cellemetry® application and potential application partners as a means to reduce the development and engineering time for applications by providing the information and resources, including generic Cellemetry® product, necessary to more speedily bring applications to market.

The Company believes that the FastTrack Wireless Solutions™ service offers Cellemetry® application and potential application partners a cost effective and efficient means of leveraging the benefits of the Cellemetry® Data Service and providing speed to market for both fixed and mobile applications.

Sales and Marketing

The Company markets its wireless data communications services directly to participating cellular carriers who share in the recurring revenue generated from within their territories.  The services are also marketed directly to application providers who are offered communications capability, and varying degrees of router services, radio development and other ongoing support services.  A Customer Technical Assistance Center (CTAC) provides customer support twenty-four hours a day, seven days a week.

The Company currently offers Cellemetry® service in North America, Argentina, Dutch Antilles, Paraguay, and Puerto Rico through licensing agreements with both cellular carriers and local resellers. The Company intends to offer Cellemetry® in various international markets directly and through strategic partnerships, alliances and other channels of distribution.

The Company markets its Data1Source™ “SMS” service offering to cellular carriers in the U.S. on the basis of a competitive subscriber-based pricing model combined with a usage fee structure, which may be content and volume related. The major benefit to cellular carriers of the Company’s service offering which is emphasized is the limited capital investment involved in establishing the service within the cellular carriers territories due to the widespread availability of its centralized Service Bureau network connectivity.

Wireline Data Communications (Wireline Telemetry)

Although the Company has sold its Derived Channel technology to BT, the Company retains the right to market this service in North, Central and South America, South Korea and Australia.  The Company provides this service through its DCX Systems and DCX Australia subsidiaries.

As a result of technological advances in the telecommunications industry, telephone companies (“Telecomms”) are able to broaden their product portfolios by offering enhanced services to their customers. The Company believes that Telecomms can be attracted to niche technologies, such as the Company’s Derived Channel technology that offer a cost effective solution for applications that typically require dedicated lines, thereby providing a more productive use of the existing telephone network.

The Company’s licensed technology creates a “Derived Channel” on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission.  The Derived Channel technology uses this inaudible or low tone frequency to transmit monitoring information between a microprocessor at the user’s protected premises and a microprocessor located at the telephone company’s central office. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system. Derived Channel operates over a regular voice telephone line and dedicated lines with no interference, whether or not the telephone is in use.  In addition, the low tone signal can be encrypted for additional security.

The Company believes that Derived Channel differs from most other alarm transport technologies in three meaningful ways: 1) Derived Channel operates over existing telephone lines, eliminating the need for a dedicated line service to the telephone customer; 2) Derived Channel communicates by means of an encrypted, continuous and inaudible signal and is transmitted even while the telephone is otherwise in use; and 3) telephone line integrity and security system operation are automatically monitored at frequent intervals through polling generated by network equipment located at the telecommunication company’s central office. The continuous signaling originating at the protected premises provides prompt reporting of line disruptions, telephone system outages, or alarm conditions.

The Company believes that Derived Channel represents an improvement over the most common monitored alarm signaling system, such as the automatic dialer (also know as a digital communicator).  These devices are reactive by nature.  When an intrusion is detected, an automatic dialer attempts to seize the subscriber’s telephone line and dial the number of the alarm monitoring company to report the intrusion.  Generally, in the event the telephone line is in use or has been cut, a standard automatic dialer will be unable to report the alarm condition.  Unlike the standard automatic dialer, Derived Channel is proactive. As such, it continuously monitors line and system integrity, and automatically reports any line disruption or failure to the ARC.

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

DIGITAL MULTIMEDIA AND NETWORKING

Digital Multimedia

Products and Services

The Company designs, develops, and markets complete digital multimedia system solutions for high quality communications networks. The Company both manufactures the products upon which its systems are based and incorporates third party products where appropriate.

The Company’s digital multimedia systems permit network operators to provide a wide range of video and data services, including internet access, high-speed data transfer, and interactive video conferencing and voice service. The use of fiber optics in the broadband transmission network provides improved signal quality for long distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies.  The Company believes that its digital multimedia systems enable the deployment of sophisticated architectures generally at lower costs and with less hardware and complexity than competing offerings.

The Company has developed and continues to enhance its line of software, data, and fiber optic transmission products.  In addition, the Company has developed a new digital multimedia solution, PowerPlay™, which provides capability for interactive videoconferencing over the same network platform that carries standard data traffic.  The Company believes that PowerPlay™ represents a significant advance over the prior generation product EDCOMM™, which was targeted at the distance learning market, because of PowerPlay™’s broader range of potential uses.

System Solution Services.  The Company designs and implements systems utilizing in-house manufactured products and products supplied by third parties.  It also trains the end-users as an integral aspect of providing complete system solutions.  The Company believes its total system solution focus differentiates it from competitors while providing an additional source of revenue growth.

PowerPlay™ Solution.  PowerPlay™ is the Company’s digital multimedia solution for high bandwidth private network applications.  PowerPlay™ is an integrated hardware-software system, which supports user-friendly control of all network devices including VCRs, cameras, and switches. This product permits the scheduling and conduct of video conferencing via a desktop workstation, a roll about cart or a configured classroom or business environment.  The PowerPlay™ system incorporates proprietary software, both Company and third party developed hardware, and is compatible with all standards based transmission networks.  The Company believes that PowerPlay™ is unique with respect to its capability to deliver full motion video signals while using a relatively small amount of bandwidth.

Data Solution.  The Company also provides high-speed wide area network, or WAN, data solution.  This solution is offered as a data only capability or as part of delivering the PowerPlay™ application.  The data product line consists of two main components.  First is the data switch product, which the Company obtains from other vendors.  Second is the transport converter device, which the Company manufactures.

Analog Products.  The Company also offers an analog transport product line, EDCOMM™ that consists of a variety of fiber optic transmitters and receivers.  The typical application is for the delivery of video over a private network.  The Company manufactures all of these products and the great majority of the sales of these products are to existing customers.

Sales and Marketing

The Company markets its digital multimedia products and services through a combination of system integrators and value added resellers. The Company believes it will be necessary to expand its sales and marketing efforts in the future to remain competitive and take advantage of market opportunities, as well as to extend into international markets.

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

Test Access.  The Digilog™ Network Analysis and Monitoring System, or NAMS, is a network overlay system that enables a user to monitor the operation of the SS7 network from a central site.  The system provides prompt alarm notification of a network failure, automatic activation of backup devices, and a means to track down operational database errors.  Verizon is one of the largest users of this system in its tier I and tier II support operations.  In this application, the Company supplies the access products and the system software in partnership with Agilent Technologies, which supplies the remote controlled Protocol Analyzers.

Interconnecting Devices.  The Digilog™ Channel Access Unit (“CAU”) is a product used to provide the physical interconnection between the SS7 network and complex monitoring devices such as the AcceSS7 system from Agilent Technologies.

This product was developed to meet a strong need to interconnect several applications monitoring computers to a single network tap point.  In addition to the CAU, the Company’s interconnect products include resistor panels, special cables, fuse panels, and the integration of other third-party equipment for unique connection configurations.

System Integration (rack and stack) and Installation.  The Company is an approved installer for Verizon.  As such, it provides installation services to Verizon both directly and indirectly through Agilent Technologies.  The Company also provides System Integration services to both of these customers.  Integration Services are the assembly of both customer-supplied and Digilog™ manufactured components into rack and cabinet configurations for installation in the telephone central office.  Through a partnership with Agilent Technologies, the Company assembles and tests Agilent Technologies’ equipment prior to installing it in central offices throughout the U.S.

Sales and Marketing

The Company’s Digilog™ networking products are sold by highly trained, direct sales personnel.  These individuals work within the telephone central office and are encouraged to develop practical solutions to the customer’s program managers.  The Company believes that this approach has proven to be very efficient.  In addition, the Company has developed partnerships with Agilent Technologies and other suppliers of monitoring equipment.  Establishing relationships such as these facilitates access to a much broader market without the additional expense of a large and specialized sales force.

GENERAL

Suppliers

The Company relies on third party subcontractors, both in the USA and overseas, to manufacture some of the equipment used to provide its Uplink security alarm communication product, FastTrack Wireless Solutions suite of interactive web-based wireless telemetry interface product solutions, Derived Channel and networking equipment and products.  In addition, some of the Company’s products are obtained from sole source suppliers.  The loss of a subcontractor or supplier could cause a disruption in the Company’s business due to the short lead-times demanded by certain of the Company’s customers.

Competition

The Company has one direct competitor for its wireless communications business Cellemetry® technology — Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Numerous indirect competitors are actively pursuing the short message wireless data transport market, principally, two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS.

The Company believes that its ubiquitous North American coverage, price points, and system performance will enable it to effectively compete for market share.  However, many of the competitors have greater financial and other resources than the Company.

The market for the Company’s digital multimedia high bandwidth broadband transmission equipment and software solutions has been characterized by rapid technological change.  The principle competitive factors in this market include product performance, reliability, price, breadth of product line, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.  The ability to provide complete systems solutions including system integration, network management capabilities, and the expertise to migrate existing systems to more complete broadband networks, have also become critically important vendor selection criteria in recent years.  Additionally, users require applications to make best use of these networks.

The Company’s competitors for its digital multimedia products and services include a number of companies that have developed videoconferencing technology, including PictureTel, Polycom, Tandberg and VTEL. Other competitors include manufacturers of fiber transmission equipment, who offer comparable products but do not provide a complete system solution, including software.  Many of the competitors have greater financial and other resources than the Company.

Because of its proprietary nature, the Company believes that it is the only licensed provider of Derived Channel products.  The Company’s principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service.  Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company’s Derived Channel.  The Company believes that Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport.

The Company believes that its networking business is unique among vendors of support systems for SS7 in that it has been a long-term provider of both diagnostic equipment and testing systems.  The Company believes that its presence in telephone central offices on a day-to-day basis gives its networking business a unique perspective on the needs of the central office project manager.

Research and Development

Technology is subject to rapid change, so the introduction of new products, technologies and applications in the Company’s markets could adversely affect the Company’s business.  The Company’s success will depend, in part, on its ability to enhance existing products and introduce new products and applications on a timely basis. The Company plans to continue to devote a substantial portion of its resources to the research and development function.

The Company continues to invest in improvements to Cellemetry® and its service capability on an ongoing basis, through development of expanded service bureau capabilities, further communications costs reductions, and additional enhancement to application-specific capabilities.

In the near term, the Company will continue to enhance PowerPlay™, expand its data product offerings to include high-speed fiber transceivers, and introduce versions of PowerPlay™, which will be capable of working in a relatively lower bandwidth environment.

The Company will continue to be reliant upon BT to conduct research and development for Derived Channel technology.

Product Warranty and Service

The Company’s wireless communications business provides three-year parts and labor warranties on all wireless radios. The Company’s Wireline Data Communications (Derived Channel) business provides customers with limited one–year warranties on scanners and message switch software while Subscriber Terminal Units (“STUs”) are typically sold with a one- or two-year labor and materials warranty. The Company’s digital multimedia business provides either a one- or two-year warranty on parts and labor, depending on the scale and type of product provided. The Company’s networking business provides a one-year warranty on all telecommunications networking products. In addition, a “help desk” and training support is offered to all users of telecommunications networking products. To date, the cost to the Company of its warranty programs have not been material.

Intellectual Property

The Company holds patents covering its Cellemetry® related technology in the U.S. and various foreign countries.  These patents expire between 2011 and 2016.  The Company through Cellemetry licenses certain Cellemetry® related technologies under licenses with BellSouth Corporation.  The Company also owns other intellectual property relating to its products.  The Company also holds patents through Cellemetry, which primarily cover the delivery of the Cellemetry® wireless data communications service.  These patents expire between 2010 and 2012.  It is the Company’s practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given as to the scope of the patent protection.

The Company believes that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, the Company believes that its success will also be dependent upon its manufacturing, engineering and marketing know–how and the quality and economic value of its products.

The mark Cellemetry® is a registered trademark of the Company. The Company believes that no individual trademark or trade name is material to the Company’s competitive position in the industry.

Regulation

The Company’s products are subject to a variety of standards and certification requirements applicable to products connected to public telephone networks in the countries in which it conducts business.

The provision of telecommunications services in the U.S. is subject to the Federal Communications Act and regulations promulgated by the Federal Communications Commission (the “FCC”), as well as to state statutes and regulations. These statutes and regulations have not resulted in any significant impediments to the provision of alarm reporting services by telephone companies using Derived Channel technology or for the delivery of wireless data signals using the Cellemetry® network. The Company may be subject to certain taxes and fees in connection with telecommunication services (including the federal universal service charge).

In addition, the Company’s products, such as Derived Channel STUs, Uplink radios and certain digital multimedia products, require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference.  The Company’s products currently used in the U.S., which are subject to these requirements, have received all required certifications. However, anticipated design changes to products sold in the U.S. will require compliance testing and certification.

In addition, in the U.S. the Company’s products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk.  Certain products of the Company’s digital multimedia business also require certification from Underwriters Laboratories. The Company has obtained all required Underwriters Laboratories certifications for products currently marketed in the U.S. and expects that future certifications will be obtained as necessary in the ordinary course of business.

Regulations similar to the above may exist in other countries. In the event that the Company did not comply with any such regulations, or if the Company’s current or future products did not meet various regulatory standards or receive and maintain all required certifications, the Company’s business could be adversely affected.

Employees

The Company, as of March 26, 2002, employs 106 employees in the U.S., consisting of 6 in manufacturing, 36 in sales, marketing and customer service, 45 in engineering and operations and 19 in management and administration. A union represents none of the Company’s employees. The Company believes that its relationship with its employees is satisfactory.

Executive Officers and Key Employees of Registrant

The following sets forth the names, ages and positions of the executive officers and certain key employees of the Company as of March 26, 2002:

Geoff W. Girdler, age 41, has been an Executive Vice President of the Company since December 1999.  From 1994 to 1997, Mr. Girdler was sales director for Digital Audio Limited, a then wholly-owned subsidiary of the Company.  From 1998 until 1999, Mr. Girdler served as Managing Director of Versus Technology Limited, a then indirect, wholly owned subsidiary of the Company, with operational responsibility for derived channel technology worldwide.

Michael A. Marett, age 47, has been an Executive Vice President of the Company since February 2001. From 1999 to 2001, Mr. Marett was Vice President, Sales and Marketing of TManage, Inc. From 1997 to 1999 Mr. Marett was Vice President, Business Development of Mitel Business Communications Systems, a division of Mitel Corporation. Prior to this position Mr. Marett held a number of executive positions at Bell Atlantic.

Stratton J. Nicolaides, age 48, has served as Chief Executive Officer of the Company from April 2000 having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999.  From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership and provided consulting services to Dominion Group Limited.

Peter J. Quinn, age 45, has been the Chief Financial Officer of the Company since December 1999.  From 1987 to 1997, Mr. Quinn served as Chief Financial Officer, Secretary, Treasurer, and Board Member of Europlex Holdings Limited.  From July 1997 until December 1999, Mr. Quinn served as Vice President, Chief Financial Officer, Secretary and Treasurer of Uplink, a subsidiary of the Company.  From 1998 until December 1999, Mr. Quinn also held the same position at Cellemetry LLC.

Roland W. Rice, age 42, has been an Executive Vice President of the Company since August 2001 having joined in February 2001 as Vice President, Sales. From 1996 to 2001, Mr. Rice was Vice President, North American Sales, for Sonicblue, Inc. (formerly, Diamond Multimedia). From 1993 to 1996, Mr. Rice was General Manager, North American Sales of Hayes.

Item 2.  Properties.

All of the Company’s facilities are leased. Set forth below is certain information with respect to the Company’s leased facilities:

Location	Principal Business	Square Footage	Lease Term
Willow Grove, Pennsylvania	Networking andWireline Data Communications	10,000	2003

State College,	Digital Multimedia	10,788	2002
Pennsylvania

West Conshohocken,	Executive Office(1)	2,815	2002
Pennsylvania

Atlanta, Georgia	Wireless Data Communications and Principal Executive Office	14,027	2003

Atlanta, Georgia	Wireless Data Communications	6,946	2003

Atlanta, Georgia	Wireless Data Communications	1,658	2005

(1)Executive office prior to relocation to Atlanta, presently sub-leased.

The Company conducts manufacturing, sales and marketing, engineering and administrative activities at many of these locations. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it may require additional space, which the Company believes will be available at reasonable rates.

The Company engages in limited manufacturing, equipment and product assembly and testing for certain of the Company’s products. The Company also uses contract manufacturers located near its facilities for production, sub–assembly and final assembly of certain products.  The Company believes there are other manufacturers that could perform this work on comparable terms.

The semiconductors, microprocessors and other components used in the Company’s products are obtained from various suppliers and manufacturers, some of which are the sole source of such component.

Item 3.  Legal Proceedings.

From time to time, the Company is involved in routine legal proceedings in the normal course of its business.  The Company believes that no currently pending legal proceeding will have a materially adverse effect on ts business.  The Company believes that no currently pending legal proceeding will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Shareholder Matters.

The Company does not currently pay any cash dividends.  In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company’s earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.

The Operating Agreement and the terms of the Series A Convertible Redeemable Preferred Stock held by BellSouth Wireless provide for certain restrictions on dividends and distributions.

The Company’s Common Stock is quoted on the NASDAQ National Market and traded under the symbol “NMRX.”

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ National Market for the applicable periods.

Fiscal 2001	High	Low
First Quarter (January 1, 2001 to March 31, 2001)	$9.38	$5.94
Second Quarter (April 1, 2001 to June 30, 2001)	9.60	5.10
Third Quarter (July 1, 2001 to September 30, 2001)	9.04	5.82
Fourth Quarter (October 1, 2001 to December 31, 2001)	7.65	5.85

Fiscal 2000	High	Low
First Quarter (January 1, 2000 to March 31, 2000)	$17.00	$9.38
Second Quarter (April 1, 2000 to June 30, 2000)	13.31	7.06
Third Quarter (July 1, 2000 to September 30, 2000)	13.75	9.75
Fourth Quarter (October 1, 2000 to December 31, 2000)	12.75	7.06

As of March 26, 2002, there were 68 shareholders of record of the Company’s Common Stock, which include shares held in street name by brokers or nominees.

Item 6.  Selected Financial Data.

Incorporated by reference from the Company’s 2001 Annual Report to Shareholders, pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the Company’s 2001 Annual Report to Shareholders pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10–K.

Item 11.  Executive Compensation.

 Incorporated by reference from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10–K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10–K.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10–K.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8–K.

(a) Documents filed as part of this report:

1. Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1.

Index to Financial Statements of the Company

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2001, 2000; the two-monthperiod ended December 31, 1999 and the year ended October 31, 1999 Consolidated Statements of Shareholders’

Equity for the years ended December 31, 2001, 2000; the two-month period ended December 31, 1999 and the year ended October 31, 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000; the two-monthperiod ended December 31, 1999 and the year ended October 31, 1999

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule I - Condensed financial information of registrant (parent company only)
Schedule II - Valuation and qualifying accounts

3. List of Exhibits filed pursuant to Item 601 of Regulation S–K. The following exhibits are incorporated by reference herein, or are being filed herewith:

2.1(1)	Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.2(2)	Shareholders’ Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.3(3)	Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited

3.1(4)	Amended and Restated Articles of Incorporation of the Company, as amended

3.2(4)	Bylaws of the Company

10.1(4)	The Numerex Corp. Savings and Profit Sharing Plan — Summary Plan Description (Management Compensation Plan)

10.2(5)	Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.3(6)	Amended and Restated Stock Option Plan for Non–Employee Directors (Management Compensation Plan)

10.4(7)	Registration Agreement between the Company and Dominion dated July 13, 1992

10.5(6)	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

10.6(4)	Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

10.7(10)	1999 Long-Term Incentive Plan. (Management Compensation Plan).

10.8(8)	Formation Agreement among Numerex Corp., BellSouth Wireless, Inc. and BellSouth Corporation dated February 25, 1998.

10.9(9)	Operating Agreement between Numerex Corp. and BellSouth Wireless, Inc. dated May 15, 1998.

10.10(3)	First Amendment to Operating Agreement of Cellemetry LLC between Numerex Corp. and BellSouth Wireless, Inc. effective as of November 1, 1999.

11	Computation of Earnings Per Share

13

Pursuant to Note 2 of Instruction G (2) to Form 10-K, in response to Item 6.  Selected Financial Data, “Selected Consolidated Financial Data” and in response to Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are incorporated by reference from the Company’s 2001 Annual

Report to Shareholders’ and are being filed in electronic format. No other sections of the Company’s 2001 Annual Report to Shareholders shall be deemed “filed” as part of this filing.

21	Subsidiaries of Numerex Corp.

23.1	Consent of Grant Thornton LLP

(1)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997 (File No. 0-22920)

(2)

Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2000 for the year ended October 31, 1997 (File No. 0-22920)

(3)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0–22920)

(4)	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

(5)

Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

(6)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)
(7)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

(8)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on February 26, 1998 (File No. 0–22920)

(9)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on June 1, 1998 (File No. 0–22920)

(10)	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10–Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0–22920)

(b) Reports on Form 8–K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10–K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: March 28, 2002	By:	/s/Stratton J. Nicolaides
Stratton J. Nicolaides, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10–K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Stratton J. Nicolaides
Stratton J. Nicolaides	Chairman and	March 28, 2002
Chief Executive Officer

/s/ George Benson
George Benson	Director	March 28, 2002

/s/ Matthew J. Flanigan
Matthew J. Flanigan	Director	March 28, 2002

/s/ Allan Liu
Allan Liu	Director	March 28, 2002

/s/ John Raos
John Raos	Director	March 28, 2002

/s/ Andrew J. Ryan
Andrew J. Ryan	Director	March 28, 2002

/s/Peter J. Quinn	Executive Vice President,	March 28, 2002
Peter J. Quinn	Chief Financial Officer,
Principal Financial and
Accounting Officer

C O N T E N T S

Consolidated Financial Statements of the Company:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001, 2000, the two-month period ended December 31, 1999 and the year ended October 31, 1999

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000, the two-month period Ended December 31, 1999 and the year ended October 31, 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, the two-month period ended December 31, 1999 and the year ended October 31, 1999

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

To the Shareholders and Board of

Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the ²Company²) as of December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000, the two-month period ended December 31, 1999 and the year ended October 31, 1999.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries as of December 31, 2001, and 2000, and 1999, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the two-month period ended December 31, 1999, and the year ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton

Grant Thornton LLP

Atlanta, Georgia

February 18, 2002

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

ASSETS

	December 31,
	2001	2000	1999
CURRENT ASSETS
Cash and cash equivalents (Note A-4)	$5,401	$10,567	$21,490
Accounts receivable (net of allowances of $534, $431 and $237, respectively (Note A-10)	7,521	7,153	6,241
Inventory (Notes A-9 and D)	5,077	4,117	3,618
Prepaid taxes (Notes A-8 and H)	48	16	—
Prepaid expenses & interest receivable	1,498	450	259

Total current assets	19,545	22,303	31,608

Property and equipment, net (Notes A-6 and E)	3,107	2,917	2,899
Goodwill, net (Notes A-5 and F)	10,983	10,789	11,404
Intangible assets, net (Notes A-5 and G)	9,222	9,845	10,410
Other assets	117	88	84
	$42,974	$45,942	$56,405

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Number of Shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2001	2000	1999
CURRENT LIABILITIES
Accounts payable	$4,880	$3,316	$2,823
Income taxes (Notes A-8 and H)	—	10	854
Accrued taxes, other than income	—	—	—
Other current liabilities
Deferred revenues	658	425	257
Other accrued liabilities	2,530	1,640	2,837
Obligations under capital leases, current portion (Note J)	145	36	25

Total current liabilities	8,213	5,427	6,796

LONG-TERM DEBT
Obligations under capital leases (Note J)	327	102	85

MINORITY INTEREST (Note B)	326	3,511	6,616

COMMITMENTS AND CONTINGENCIES
(Notes I and J)	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000 shares; issued 30,000, 30,000 and 30,000 shares	3,000	3,000	3,000
Class A common stock - no par value; authorized 30,000,000 shares; issued 12,286,419, 12,157,504 and 11,609,492 shares	32,590	32,064	29,870
Class B common stock - no par value; authorized 5,000,000 shares; none issued	—	—	—
Additional paid-in capital	439	370	370
Treasury stock, at cost, 1,766,400, 1,766,400 and 1,266,400 shares	(9,222)	(9,222)	(5,222)
Accumulated other comprehensive income	(27)	(20)	(20)
Retained earnings	7,328	10,710	14,910

Total shareholders’ equity	34,108	36,902	42,908

	$42,974	$45,942	$56,405

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	For the years ended December 31,		For the two-month period ended December 31,	For the year ended October 31,
	2001	2000	1999	1999
Net sales	$24,258	$20,290	$2,301	$33,736
Cost of sales	14,546	12,020	1,711	13,689
Depreciation and amortization	267	270	35	714
Inventory write-downs (Note D)	191	—	—	—
Gross profit	9,254	8,000	555	19,333

Research and development expenses	2,755	3,430	473	3,468
Selling, general, administrative and other expenses	10,710	10,983	2,247	16,002
Depreciation and amortization	2,701	2,593	434	2,620
Business restructuring charges (Note C)	418	—	—	—
Operating loss	(7,330)	(9,006)	(2,599)	(2,757)

Interest and other income, net	934	1,900	100	404
Gain on disposition of assets and business (Note B)	—	—	12,680	—
Minority interest	3,139	3,146	591	2,418
Earnings (loss) before income taxes	(3,257)	(3,960)	10,772	65

Income taxes (Notes A-8 and H)	115	—	861	1,682
Net earnings (loss)	(3,142)	(3,960)	9,911	(1,617)

Preferred stock dividend	240	240	—	—

Net earnings (loss) applicable to common shareholders	$(3,382)	$(4,200)	$9,911	$(1,617)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment (Note A-15)	$(7)	$—	$(24)	$(180)

Comprehensive earnings (loss)	$(3,389)	$(4,200)	$9,887	$(1,797)

Basic earnings (loss) per share (Note A-19)	$(0.32)	$(0.40)	$0.96	$(0.16)
Diluted earnings (loss) per share	$(0.32)	$(0.40)	$0.85	$(0.16)

Number of shares used in per share calculation (Note A-19):
Basic	10,446	10,512	10,343	10,378
Diluted	10,446	10,512	11,679	10,378

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

							Accumulated
					Additional		Other
	Preferred	Stock	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Earnings	Total
Balance, October 31, 1998	—	$—	11,609	$29,870	$220	$(4,644)	$184	$6,616	$32,246

Issuance of common stock warrants	—	—	—	—	150	—	—	—	150
Purchase of treasury stock	—	—	—	—	—	(578)	—	—	(578)
Translation adjustment	—	—	—	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	—	—	—	(1,617)	(1,617)

Balance, October 31, 1999	—	—	11,609	29,870	370	(5,222)	4	4,999	30,021

Issuance of preferred stock	30	3,000	—	—	—	—	—	—	3,000
Translation adjustment	—	—	—	—	—	—	(24)	—	(24)
Net earnings	—	—	—	—	—	—	—	9,911	9,911

Balance, December 31, 1999	30	3,000	11,609	29,870	370	(5,222)	(20)	14,910	42,908

Issuance of shares in connection with exercise of stock options and warrants	—	—	548	2,194	—	—	—	—	2,194
Purchase of treasury stock	—	—	—	—	—	(4,000)	—	—	(4,000)
Net loss	—	—	—	—	—	—	—	(4,200)	(4,200)

Balance, December 31, 2000	30	3,000	12,157	32,064	370	(9,222)	(20)	10,710	36,902

Issuance of shares in connection withexercise of stock options	—	—	105	344	—	—	—	—	344
Issuance of shares under Directors Stock Plan	—	—	1	9	—	—	—	—	9
Issuance of shares in connection with Stock Exchange Agreement	—	—	23	173	—	—	—	—	173
Option repricing	—	—	—	—	69	—	—	—	69
Translation adjustment	—	—	—	—	—	—	(7)	—	(7)
Net Loss	—	—	—	—	—	—	—	(3,382)	(3,382)

Balance, December 31, 2001	30	$3,000	12,286	$32,590	$439	$(9,222)	$(27)	$(7,328)	$34,108

The accompanying notes are an integral part of this statement.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

			For the
			two-month	For the
	For the years ended		period ended	year ended
	December 31,		December 31,	October 31,
	2001	2000	1999	1999

Cash flows from operating activities:
Net earnings (loss)	$(3,142)	$(3,960)	$9,911	$(1,617)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation	1,454	1,374	231	1,265
Amortization	1,514	1,488	239	2,069
Compensation expense	12	—	—	—
Special charges	—	—	—	—
Minority interest	(3,139)	(3,146)	(591)	(2,418)
Equity in net losses of affiliate	—	—	—	—
Gain on disposition of business	—	—	(12,605)	—
Gain on disposition of other assets	—	—	(75)	(125)
Deferred taxes	—	—	472	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(304)	(912)	1,034	(5,778)
Inventory	(959)	(499)	(429)	(272)
Prepaid expenses & interest receivable	(1,078)	(191)	310	368
Other assets	(33)	—	—	(55)
Accounts payable	1,566	493	(701)	1,987
Income taxes	(10)	(860)	1,258	2,238
Accrued taxes other than income	—	—	—	273
Other accrued liabilities	1,122	(1,029)	788	(625)

Net cash provided by (used in) operating activities	(2,997)	(7,242)	(158)	(2,690)

Cash flows from investing activities:
Proceeds from disposition of business	—	—	16,721	—
Proceeds from disposition of other assets	—	—	161	500
Purchase of property and equipment	(1,075)	(1,325)	(209)	(2,137)
Purchase of intangible and other assets	(345)	(245)	(61)	(2,148)
Acquisitions of businesses, net of cash	—	—	—	—
Acquisition of minority interest	(794)	(58)	(95)	—

Net cash provided by (used in) investing activities	(2,214)	(1,628)	16,517	(3,785)

The accompanying notes are an integral part of this statement.

			For the
			two-month	For the
	For the years ended		period ended	year ended
	December 31,		December 31,	October 31,
	2001	2000	1999	1999

Cash flows from financing activities:
Proceeds from exercise of stock options	362	2,232	—	—
Principal payment on revolving credit facility	—	—	—	(6,000)
Principal payments on capital lease obligations	(48)	(38)	(9)	(42)
Payment of preferred dividends	(240)	(240)	—	—
Purchase of treasury stock	—	(4,000)	—	(578)

Net cash provided by (used in) financing activities	74	(2,046)	(9)	(6,620)

Effect of exchange differences on cash	(29)	(7)	—	(14)

Net (decrease) in cash and cash equivalents	(5,166)	(10,923)	16,350	(13,109)

Cash and cash equivalents, beginning of year
	10,567	21,490	5,140	18,800

Cash and cash equivalents, end of year	$5,401	$10,567	$21,490	$5,691

Supplemental Disclosures of Cash
Flow Information
Cash (receipts) payments for:
Interest	$524	$916	$58	$85
Income taxes	(115)	536	—	(476)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2000; two-month period ended December 31, 1999 and the year ended October 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.      Nature of Business

Numerex Corp. (the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry® and Data1Source™, and digital multimedia networking through PowerPlay™. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

2.      Reporting Currency

The consolidated financial statements are stated in U.S. Dollars.  Historically, the Company’s consolidated financial statements have been in British Pounds Sterling.  As a result of increased business activity in the U.S. resulting from recent U.S. acquisitions, the U.S. Dollar has become the unit of measure of the majority of the Company’s operations.  Accordingly, effective November 1, 1998, the U.S. Dollar has been adopted as the Company’s reporting currency.  The consolidated financial statements and the notes thereto have been restated in U.S. Dollars for all periods presented.

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

5.      Intangible Assets

Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

•	Patents and acquired intellectual property - straight-line over 7 to 16 years
•	Developed software - straight-line over 3 to 5 years
•	Goodwill - straight-line over 12 to 20 years

Goodwill represents the excess of the cost of net assets acquired over fair value (see Note B).

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

•	Short-term leasehold improvements over the term of the lease	3-10 years
•	Plant and machinery	4-10 years
•	Equipment, fixtures and fittings	3-10 years

7.      Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable.  Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset.  If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies.  No such impairment losses have been recognized during the years ended December 31, 2001 and 2000, the two-month period ended December 31, 1999, and the year ended October 31, 1999, respectively.

8.      Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of ²temporary differences² by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  A valuation allowance is provided for deferred tax assets when it is more likely than not that the assets will not be realized.

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

11.    Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable.  The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.

12.    Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

13.    Concentration of Credit Risk

The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

14.    Revenue Recognition

The Company’s revenue is generated from three sources:

•	the supply of product, under non recurring agreements,
•	the provision of services, under non recurring agreements, and,
•	the provision of data transportation services, under recurring or multi-year contractually based agreements.

Revenue is recognized when persuasive evidence of an agreement exists, the product or service has been delivered, fees and prices are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled.

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company offers customers the right to return products that do not function properly within a limited time after delivery. The Company continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has experienced in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

The Company recognizes revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services the Company recognizes revenue ratably over the contract term. In certain instances the Company may under an appropriate agreement advance charge for the service to be provided. In these instances the Company recognizes the advance charge as deferred revenue (classified as a liability) and releases the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.

The Company also recognizes revenue from the provision of ‘multiple element service agreements’, which involve both the supply of product and the provision of services over a multi-year arrangement. Accounting principles for agreements involving multiple elements require the Company to allocate earned revenue to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element, such as design, product supply, product integration, installation, maintenance, support and warranty services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately or could be purchased from an unrelated supplier. If evidence of fair value of all delivered elements exists but evidence does not exist for one or more undelivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered element is deferred and is recognized ratably over the contract term on an earned basis. Regarding the supply of product the Company maintains title to the product and transfers title at the completion of the contract term.

The Company’s arrangements do not generally include acceptance clauses. However, arrangement involving multiple element service agreements include certain milestones and levels of certification, acceptance occurs upon the Company’s certification of its completion of each of the various elements.

The Company recognizes revenue from the provision of its data transportation services when the Company performs the services or processes transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based.  In certain instances the Company may under an appropriate agreement advance charge for the data transport service to be provided. In these instances the Company recognizes the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and releases the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

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

18.    Stock-Based Compensation

Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board (²APB²) Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123.  Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note K).

19.    Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, and SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as other disclosures.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company’s common stock for the period.

For the years ended December 31, 2001, 2000, and October 31, 1999, the Company’s potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.  For the two-month period ended December 31, 1999, the Company’s potential common shares have a dilutive effect on earnings (loss) per share and, therefore, have been used in determining the total weighted average number of shares of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 1,985,455, 1,739,384, 2,289,213 and 1,739,213 for the years ended December 31, 2001, and 2000, and the two-month period ended December 31, 1999, and the year ended October 31, 1999, respectively.

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

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133. This statement amended the effective date of SFAS No. 133 for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities: an Amendment of FASB Statement 133. This statement clarifies provisions of SFAS No. 133 based on interpretations developed in the FASB’s Derivatives Implementation Group process and cleared by the FASB.

The Company has evaluated the effect that the adoption of SFAS Nos. 133 and 138 will have on its consolidated financial position or results of operation and has concluded that there are no changes necessary to its presentation of financial information.

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of the statement apply to goodwill and other intangible assets acquired between

July 1, 2001, and the effective date of SFAS 142.    Major provisions of these statements and their effective dates for the Company are as follows:

•

all business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•

intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

•

goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.  Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $767,983 and $191,996 will no longer be recognized.  By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002.  By December 31, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives.  Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of the statement will not have a material effect on its financial statements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes that the adoption of the statement will not have a material effect on its financial statements

21.    Change in Fiscal Year End and Reclassification

The Company on April 28, 2000, determined to change its fiscal year-end from a fiscal year ending October 31 to a calendar fiscal year ending on December 31. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B -INVESTMENTS AND DIVESTITURES

On February 28, 1997, the Company acquired 100% of the outstanding common stock of Broadband Networks, Inc.  (“Broadband”), a Delaware corporation, for approximately $5,867,000. In addition, the Company invested $1,654,000 directly into Broadband for working capital purposes. Certain employees of Broadband continued to hold Broadband incentive stock options, which upon exercise would have entitled them to own approximately 18% of Broadband’s outstanding common shares. Such options, if not previously exercised, became exercisable in 2001 and, upon exercise the Company had certain rights, but was not obligated to purchase the shares.

On July 6, 2001, the Company completed (i) the acquisition of all of the shares held by the minority shareholders of Broadband and (ii) the exchange of all outstanding options held by employees of Broadband to acquire shares in Broadband for options to acquire shares in the Company.

In connection with the acquisition of all of the shares held by the minority shareholders in Broadband the Company issued 23,050 shares of restricted Class A Common Stock of the Company.

The transaction was accounted for using the purchase method of accounting.

On July 17, 1997, the Company invested $1,000,000 in return for 19.5% of the common stock of Uplink Security, Inc. (“Uplink”), a Georgia corporation. Various options contained in the agreements provided the Company a means of acquiring a controlling interest in Uplink. On May 18, 1998, the Company acquired an additional 78,795 shares of Uplink from certain existing shareholders for approximately $1,444,000 including 89,763 Numerex common stock warrants with a strike price of $6.00. This stock purchase increased the Company’s ownership interest in Uplink to 85%.

As a result of the acquisition of a controlling interest in Uplink, the Company under generally accepted accounting principles restated its investment in Uplink from the cost method to the equity method of accounting for the first and second quarters of the fiscal year ending October 31, 1998. The effect of the restatement, which is included in the line item ‘Equity in net losses of affiliate’ in the consolidated statements of operations for the fiscal year ending October 31, 1998, was $422,000. The financial statement effect of the change in method on periods prior to fiscal 1998 was not significant.

On December 1, 1998, the Company subscribed for and was issued an additional 56,468 shares of Uplink common stock. This stock purchase increased the Company’s ownership interest in Uplink to in excess of 90%.

On December 30, 1998, under a ‘Plan of Merger’ Uplink merged with and into US Acquisition, Inc., a corporation organized under the laws of the State of Georgia. Subsequently the surviving entity was renamed Uplink. The completion of the transaction increased the Company’s ownership interest in Uplink to 100% of the common stock of Uplink.

On May 15, 1998, the Company, Bellsouth Wireless LLC (“BellSouth Wireless”), formerly BellSouth Wireless, Inc., and Bellsouth Corporation completed a transaction whereby Cellemetry LLC (²Cellemetry²) a joint venture between the Company and BellSouth Wireless, was formed.  Cellemetry, a Delaware limited liability company, is owned 60% by the Company and 40% by BellSouth Wireless.  The parties entered into an operating agreement (the ²Operating Agreement²), which deals with, among other things, the conduct of the business of Cellemetry.

Pursuant to the Operating Agreement, the Company was scheduled to make cash contributions of up to $15,500,000 during the first two years of Cellemetry’s operations.  According to the Operating Agreement, at the end of three years if Cellemetry had met certain revenue targets no additional contribution from the Company would be required.  However, if, at the end of three years, the revenue targets had not been met, the Company would be required to make an additional $3,750,000 cash contribution or contribute certain equity interests it had in Uplink.  Also, according to the Operating Agreement, Cellemetry must achieve certain specific cumulative revenue and operating goals by the third anniversary of the formation date.  If these performance goals were not met, the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company for $15,330,000, plus interest at a 13% annual compound rate or begin a process to dissolve Cellemetry which would include a transfer of the initially contributed intellectual property to BellSouth Wireless.  In addition, the Operating Agreement provides certain restrictions as to distributions and the right to transfer ownership interest in Cellemetry.  Cellemetry has elected to be taxed as a partnership for income tax purposes.

The Company’s subsidiary recorded the assets contributed to Cellemetry by BellSouth Wireless at fair value on the date of contribution. The fair value of the patents contributed was $10,603,000, which is being amortized over their remaining life of 16 years. In addition, BellSouth Wireless contributed property and equipment valued at $285,000. The results of operations and financial position of Cellemetry were consolidated with the Company effective May 15, 1998, since the Company controls the operations of Cellemetry.

On November 18, 1999, effective as of November 1, 1999, the Company and BellSouth Wireless completed the restructuring of the Cellemetry Operating Agreement.

Under the terms of the restructuring, the operating agreement of Cellemetry has been modified (“First Amendment to the Operating Agreement”) and the Cellemetry Business Plan has been modified, revised and extended through November 1, 2004, (“Modified Business Plan”). All respective rights under the Operating Agreement that triggered on May 15, 2001, three years from the date of the formation of Cellemetry, have been revised to trigger on November 1, 2002, and all financial performance tests have been amended to reflect the Modified Business Plan. In addition, the price at which the Company may, at its sole option, elect that BellSouth Wireless put its ownership interest in Cellemetry to the Company has been revised and set at $17,000,000.  Additionally, the agreement provided for the cancellation of the Cellemetry Share Option Plan with the intent that the Company exchanges all outstanding options for options to acquire shares of the capital stock of the Company.

The restructuring also provided for Cellemetry to seek to find either a foreign carrier or strategic investor (“Third Party Investment”) to invest new capital in exchange for up to 15% of Cellemetry. In connection with any such Third Party Investment, the Company’s ownership interest in Cellemetry will not be diluted below 51% and BellSouth Wireless’s will not be diluted below 34%.

Pursuant to the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry. As of December 31, 2001, the Company has provided total interest bearing debt-financing amounting to $15,023,000.

Also, pursuant to the First Amendment to the Operating Agreement, the Company conveyed 100% of the capital stock of its wholly owned subsidiary Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 Series A Convertible Redeemable Preferred Stock of the Company (“Preferred Stock”).  The preferred stock is redeemable, at the Company’s option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless’s option, commencing November 1, 2003, or November 1, 2002, should the Company’s common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company’s common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion.

On November 12, 1999, the Company sold its entire holdings in its wholly owned subsidiary, Bronzebase Limited (“Bronzebase”),

to British Telecommunications plc (“BT”).  Bronzebase is an English limited liability company, which owns all of the stock of Versus Technology Limited.  The consideration for the sale was £12,500,000 British pounds (approximately $20,000,000), payable in cash at closing.  The terms of the transaction were negotiated between the Company and BT at arm’s length. As part of the transaction the Company retains the right to market derived channel technology in North, Central and South America, South Korea and Australia. Derived channel technology creates an inaudible frequency on an existing telephone line below the voice communications spectrum for data transmission (“Derived Channel”).

NOTE C - BUSINESS-RESTRUCTURING CHARGES

During the year ended December 31, 2001, the Company recorded a pre tax charge of $418,000 to cover employee separation costs.

NOTE  D - INVENTORY

Inventory consisted of the following:	December 31,
	2001	2000	1999
	(In thousands)
Raw materials	$2,404	$1,275	$1,978
Work in progress	186	174	70
Finished goods	2,487	2,668	1,570

Inventory, net	$5,077	$4,117	$3,618

The inventory write-downs of $191,000 for the year ended December 31, 2001, were the result of determining excess and obsolete Digital Multimedia analog product inventory.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31,
	2001	2000	1999
	(In thousands)
Leasehold improvements	$415	$416	$235
Plant and machinery	6,691	5,324	4,816
Equipment, fixtures and fittings	790	699	695
Total property and equipment	7,896	6,439	5,746
Accumulated depreciation	(4,789)	(3,522)	(2,847)

Property and equipment, net	$3,107	$2,917	$2,899

NOTE F — GOODWILL

	December 31,
	2001	2000	1999
	(In thousands)
Goodwill	$13,600	$12,693	$12,635
Accumulated amortization	(2,617)	(1,904)	(1,231)

Goodwill, net	$10,983	$10,789	$11,404

NOTE G - INTANGIBLE ASSETS

Intangible assets consisted of the following:
	December 31,
	2001	2000	1999
	(In thousands)
Developed software	$854	$686	$634
Patents, trade and service marks	11,079	10,865	10,724
Intangible and other assets	283	320	267
Total intangible assets	12,216	11,871	11,625
Accumulated amortization	(2,994)	(2,026)	(1,215)

Intangible assets, net	$9,222	$9,845	$10,410

NOTE H - INCOME TAXES

For the periods noted below, the provision for income taxes consists of the following:

			For the
			two-month	For the
	For the years ended		period ended	year ended
	December 31,		December 31,	October 31,
	2001	2000	1999	1999
	(In thousands)
Current
Federal	$(115)	$—	$389	$—
State		—	—	—
Foreign		—	—	1,682
Deferred
Federal		—	472	—
Foreign		—	—	—

	$(115)	$—	$861	$1,682

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

	December 31,		October 31,
	2001	2000	1999	1999
	(In thousands)
Income tax (benefit) computed at U.S. corporate tax rate of 34%	$(1,107)	$(1,346)	$3,662	$22
Adjustments attributable to
Valuation allowance	(1,107)	1,346	861	2,751
State tax benefit		—	—	(910)
ACT refund		—	—	—
Non deductible expenses		—	5	21
Recovery of previously paid tax	(115)
Foreign income taxed in the U.S.		—	—	—
Income tax rate differential between the U.S. and the United Kingdom		—	—	(202)
Utilization of foreign tax credits		—	(3,667)	—

Total	$(115)	$—	$861	$1,682

The components of the Company’s net deferred tax assets and (liabilities) are as follows:

	December 31,
	2001	2000	1999
	(In thousands)
Deferred tax liability:
Differences between book and tax basis of property and equipment	$(124)	$(88)	$(111)
Other	—	—	—
	(124)	(88)	(111)
Deferred tax asset:
Intangibles	441	292	126
Net operating loss carry forward	5,806	3,932	3,736
Tax credit carry forwards	1,755	4,123	4,123
Other	259	28	88
Inventories	368	414	897
Accruals	53	28	229
	8,682	9,071	9,199
Net deferred tax asset	8,558	8,983	9,088

Valuation allowance	8,558	(8,983)	(9,088)
Total	$	$—	$—

Net operating loss carry forwards for federal and state income taxes available at December 31, 2001, expire as follows:

	Amount	Years of Expiration
Federal operating losses	$6,966	2021
State operating losses	$41,403	2006-2021

NOTE I - SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

Approximately 27% of sales in the year ended October 31, 1999, were to BT. The accounts receivable from BT was $2,958,000 as of October 31, 1999. There were no such concentrations for the years ended December 31, 2001, and 2000, and the two-month period ended December 31, 1999.  See Note B — Investments and Divestitures.

NOTE J - COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company conducts a portion of its operations with leased equipment. For financial reporting purposes, minimum lease rentals   relating to the equipment have been capitalized.

The related assets and obligations have been recorded using the Company’s incremental borrowing rate at the inception of the lease.  The leases expire at various dates through 2004. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2001, (in thousands).

2002	$228
2003	211
2004	147
2005	0
2006	0
Thereafter	0

Total minimum lease payments	586
Less amount representing interest	(114)

Present value of net minimum lease payments	$472

Current portion	$145
Non-current portion	327

Total	$472

Operating Leases

The Company leases certain property and equipment under noncancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancelable operating leases subsequent to December 31, 2001, (in thousands) are as    follows:

2002	$783
2003	421
2004	28
2005	23
2006	6
Thereafter	0

Total	$1,261

Rent expense, including short-term leases, amounted to approximately $794,000, $759,000, $156,000 and $992,000 in the years ended December 31, 2001, and 2000, the two-month period ended December 31, 1999, and the year ended October 31, 1999, respectively.

NOTE K - STOCK OPTION PLANS

The Company has a Long-Term Incentive Plan (the “1999 Plan”), which provides for the granting of incentive stock options and nonqualified stock options to employees, officers, directors and consultants of the Company and its subsidiaries at prices which represent the closing market price at the grant dates. The aggregate number of shares, which may be issued upon the exercise of options under the 1999 Plan, is 1,500,000 shares of Class A Common Stock. The 1999 Plan replaced the Amended and Restated

1994 Employee Stock Option Plan (the “1994 Plan”) effective for options granted as and from October 25, 1999.

Options issued under the 1999 Plan typically vest ratably over a four-year period.

Options issued under the 1994 Plan typically vest over a five-year period. Certain options issued under the 1994 Plan have cliff-vesting terms at the end of a five-year period and terms which provide for the acceleration of vesting upon the attainment of specified market prices for the Company’s common stock for a period of 60 days.

In the event of a “change in control” as defined in the 1999 and 1994 Plans, respectively, all outstanding options become fully vested and are subject to exercise.

Incentive stock options and nonqualified stock options granted under the 1999 and 1994 Plans, respectively, expire 10 years after the grant date unless an option holder’s employment is terminated. Under such circumstances, the options typically expire three months from the date of employment termination.

  At December 31, 2001, 2000, and 1999, and October 31, 1999, 1,587,201, 1,200,500, 989,500 and 964,500, respectively, ratably vesting common   share options under the 1999 and 1994 Plans, respectively, have been granted at prices ranging between $3.50 and $10.25. Of these options 261,798 have been exercised, 567,398 have either expired and been cancelled or been cancelled, 241,680 are currently exercisable, and the remaining options will become exercisable in 2002 through 2005.

At December 31, 2001, 2000, and 1999, and October 31, 1999, 685,000, 685,000, 685,000 and 685,000, respectively, cliff-vesting options under the1994 Plan have been granted at prices ranging between $4.44 and $7.13. Of these options 225,000 have been exercised, 210,000 have either expired and been cancelled or been cancelled, 60,000 are currently exercisable and the remaining options will become exercisable beginning in 2002 or earlier if the accelerated vesting conditions are met.

The Company has a Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the granting of stock options to non-employee members of the Company’s Board of Directors at the closing market price at the grant dates. On April 1, 1996, and each anniversary date thereafter, each non-employee director, who has served as a director for at least one year, will receive an option to purchase 2,500 shares of the Company’s common stock. On December 5, 1997, the Director Plan was amended, and on February 26, 1998, shareholders approved an increase to 4,000 the annual number of shares that each director would receive. The aggregate number of shares, which may be issued upon the exercise of options granted under the Director Plan, is 62,500 shares of common stock. Options issued under the Director Plan fully vest one year after the grant date.

In the event of a “change in control” as defined in the Director Plan, all outstanding options become fully vested and are subject to exercise. Options granted under the Director Plan expire 10 years after the grant date, unless an option holder ceases to be a director of the Company. Under such circumstances, the options expire three months from the date that the option holder ceases to be a director.

At December 31, 2001, 2000, and 1999, and October 31, 1999, 60,700, 52,700, 36,700 and 36,700, respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $3.38 and $12.94. Of these options 9,000 have been exercised, 43,700 are currently exercisable and the remaining options will become exercisable in 2002.

At December 31, 2001, 2000, and 1999, and October 31, 1999, options to purchase 193,750, 143,750, 143,750 and 143,750 shares, respectively, of Class A Common Stock at prices ranging from $3.50 to $10.00 were granted as nonqualified stock options in connection with services rendered to the Company.   Of these options 143,750 are currently exercisable and the remaining options will become exercisable in 2002 through 2005.

The fair value of each option on the date of grant for 2001, 2000 and 1999 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 121% for 2001, 130% for 2000 and 83% for 1999; risk-free interest rate of 4.86% for 2001, 5.28% for 2000 and 6.33% for 1999; and expected option lives of 7.5 years for 2001 and 7 years for 2000 and 1999.

The exercise price for 489,130 options outstanding at December 31, 2001, is between $1.00 and $12.94. Such options will expire on average in 7.5 years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $5.76, $12.70 and $2.97, respectively, on the date of grant.

The following table summarizes the activity of the stock option plans as of and for the years ended December 31, 2001, and 2000, the two-month period ended December 31, 1999, and for the year ended October 31, 1999.

					For the
	For the				two-month		For the
	years ended				period ended		year ended
	December 31,				December 31,		October 31,
	2001		2000		1999		1999

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,007,384	$5.66	1,364,450	$4.48	1,439,450	$4.31	966,950	$5.12
Options granted	444,701	6.27	124,500	13.47	25,000	8.53	658,000	3.79
Options exercised	(104,601)	3.30	(379,197)	4.34	—	—	—	—
Options cancelled	(94,029)	7.78	(102,369)	4.32	(100,000)	3.06	(185,500)	6.71

Outstanding, end of year	1,253,455	$5.91	1,007,384	$5.66	1,364,450	$4.48	1,439,450	$4.31

Exercisable, end of year	489,130	$4.86	342,872	$4.32	376,550	$4.13	214,250	$4.90

The Company’s subsidiary, Cellemetry, adopted a Share Option Plan on June 1, 1998, which provided for the granting of nonqualified stock options to officers and employees of Cellemetry at a pre-determined price. The aggregate number of shares, which may have been issued upon the exercise of options under the Share Option Plan, is 1,000,000 shares of Class III Common Stock.

Options issued under the Share Option Plan vested ratably over a five-year period. In the event of a “change in control” as defined in the Share Option Plan, all outstanding options became fully vested and were subject to exercise. The options expired 10 years after the grant date unless an option holder’s employment was terminated. Under such circumstances, the options expire from three months to one year from the date of employment termination.

On June 1, 1998, 612,000 options under the Share Option Plan were granted to employees of Cellemetry at $4.00 per share.

At October 31, 1999, and 1998, 612,000 and 612,000, respectively, options under Share Option Plan had been granted. Of these options none had been exercised, 308,000 had been forfeited and cancelled and the remaining options would have become exercisable the beginning June of 2000.

As part of the restructuring of the Cellemetry Operation Agreement between the Company and BellSouth Wireless the agreement provided for the cancellation of the Cellemetry Share Option Plan with the intent that the Company exchange all outstanding options for options to acquire shares of the capital stock of the Company. Effective November 1, 1999, all options granted under the Cellemetry Share Option Plan were cancelled and exchanged for options under the Company’s 1999 Plan. See Note B — Investments and Divestitures.

Had compensation expense for the Company’s aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

			For the
			two-month	For the
	For the years ended		period ended	year ended
	December 31,		December 31,	October 31,
	2001	2000	1999	1999
Net earnings (loss) — as reported	$(3,382)	$(4,200)	$9,911	$(1,617)
Net earnings (loss) — pro forma	(4,503)	(5,096)	9,818	(2,362)
Earnings (loss) per share — as reported	(0.32)	(0.40)	0.96	(0.16)
Earnings (loss) per share — pro forma	(0.43)	(0.48)	0.95	(0.23)

The pro forma effect on net earnings (loss) and earnings (loss) per share for the years ended December 31, 2001, and 2000, the two-month period ended December 31, 1999, and the year ended October 31, 1999, respectively, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

NOTE L - GEOGRAPHIC INFORMATION

The Company operates in a single industry segment. Information about the Company’s operations in different geographic areas for the years ended December 31, 2001 and 2000, the two-month period ended December 31, 1999 and the year ended October 31, 1999, respectively, are as follows:

		United Kingdom/
	U.S.	Australia	Elimination	Consolidated
	(In thousands)
Net sales:
2001 — year	$23,907	$351	$—	$24,258
2000 — year	18,795	1,495	—	20,290
1999 — two-month period	2,268	33	—	2,301
1999 — year	19,848	13,888	—	33,736

Operating profit (loss):
2001 — year	$(7,353)	$23	$—	$(7,330)
2000 — year	(9,040)	34	—	(9,006)
1999 — two-month period	(2,627)	28	—	(2,599)
1999 — year	(8,279)	5,522	—	(2,757)

Identifiable assets:
2001 — year	$42,613	$361	$—	$42,974
2000 — year	45,702	240	—	45,942
1999 — two-month period	56,267	138	—	56,405

Condensed Financial Information of Registrant

Condensed Balance Sheet

(Parent Company Only)

(in thousands, except share amounts)                                                          SCHEDULE 1

	December 31
	2001	2000	1999

ASSETS

Current assets	$1,022	$10,541	$21,279
Other assets	206	171	170
Intercompany receivables	30,001	25,308	16,890
Investment in equity of subsidiaries	30,470	29,102	29,044

Total Assets	$61,699	$65,122	$67,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Intercompany loan and payables	$60,588	$6	$25
Other liabilities	1,737	750	2,555

Total Current Liabilities	$62,325	$756	$2,580

LONG-TERM LIABILITIES	—	—	—

Preferred stock — no par value; authorized 3,000,000 shares; issued 30,000, 30,000 and 30,000 shares	3,000	3,000	3,000
Class A common stock — no par value; authorized 30,000,000 shares; issued 12,286,419, 12,157,504 and 11,609,492 shares	32,590	32,064	29,870
Additional paid-in capital	439	370	370
Treasury stock, at cost, 1,766,400, 1,766,400 and 1,266,400 shares	(9,222)	(9,222)	(5,222)
Retained earnings	(26,982)	38,308	37,235
Other	(451)	(154)	(450)

Total shareholders’ equity	$(626)	$64,366	$64,803

Total liabilities and shareholders’ equity	$61,699	$65,122	$67,383

Condensed Financial Information of Registrant

Condensed Statements of Operations

(Parent Company Only)

(in thousands)                                                                                                                                                   SCHEDULE 1

			For the
			two-month	For the
	For the years ended		period ended	year ended
	December 31,		December 31,	October 31,
	2001	2000	1999	1999

Equity in net loss of subsidiaries	$(1,408)	$(5,274)	$(1,803)	$(668)

Operating expenses	(2,815)	(2,582)	(358)	(1,077)
Gain on sale of subsidiary	—	—	12,605	—
Interest and other income, net	(1,504)	3,896	328	128

Earnings (loss) before income taxes	(5,727)	(3,960)	10,772	(1,617)

Income tax benefit (expense)	2,585	—	(861)	—

Preferred stock dividend	(240)	(240)	—	—

Net earnings (loss)	$(3,382)	$(4,200)	$9,911	$(1,617)

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

(Parent Company Only)

(In thousands)	SCHEDULE 1

			For the
			two-month	For the
	For the years ended		period ended	year ended
	December 31,		December 31,	October 31,
	2001	2000	1999	1999

Operating activities:
Equity in net earnings (loss) of subsidiaries	$(1,408)	$(5,274)	$(1,803)	$(668)
Other adjustments, net	(7,286)	(3,666)	4,095	13,746

Net cash provided by (used in) operating activities	(8,694)	(8,940)	2,292	13,078

Investing activities:
Purchase of property and equipment	(52)	—	—	—
Purchase of intangible and other assets	(41)	—	—	—
Proceeds from sale of subsidiary	—	—	16,721	—
Contribution to capital of subsidiaries, net	(794)	(58)	(2,106)	(4,615)

Net cash provided by (used in) investing activities	(887)	(58)	14,615	(4,615)

Financing activities:
Proceeds from exercise of stock options	353	2,232	—	—
Principal payment on revolving credit facilty	—	—	—	(6,000)
Payment of preferred dividends	(240)	(240)	—	—
Purchase of treasury stock	—	(4,000)	—	(578)

Net cash provided by (used in) financing activities	113	(2,008)	—	(6,578)

Net change in cash	(9,468)	(11,006)	16,907	1,885
Cash, beginning of year	10,227	21,233	4,326	2,441

Cash, end of year	$759	$10,227	$21,233	$4,326

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

1.     BASIS OF PRESENTATION

The accompanying condensed financial statements include the accounts of Numerex Corp. (the “Parent”) and on an equity basis its subsidiaries and should be read in conjunction with the consolidated financial statements of Numerex Corp. and its subsidiaries (the “Company”) and the notes thereto.

2.     INCOME TAXES

The Parent and its wholly owned subsidiaries file a consolidated tax return.  The Parent participates in a tax sharing agreement with the consolidated group whereby consolidated income tax expense or benefit is allocated to the Parent.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	SCHEDULE 11

	Balance at	Additions			Balance at
	beginning of		Charges		end of
Description	Period	Provisions	to expense	Deductions	Period
Year ended October 31, 1999:
Accounts receivable
Allowance for uncollectible accounts	323	83	0	(239)	167
Inventory
Allowance for obsolescence	3,540	0	0	(1,187)	2,353
Other liabilities
Accrued severance	447	0	0	(309)	138

Two-month period ended December 31, 1999:
Accounts receivable
Allowance for uncollectible accounts	167	88	0	(18)	237
Inventory
Allowance for obsolescence	2,353	0	0	(143)	2,210
Other liabilities
Accrued severance	138	0	0	(31)	107

Year ended December 31, 2000:
Accounts receivable
Allowance for uncollectible accounts	237	194	105	(105)	431
Inventory
Allowance for obsolescence	2,210	30	0	(1,220)	1,020
Other liabilities
Accrued severance	108	0	0	(108)	0

Year ended December 31, 2001:
Accounts receivable
Allowance for uncollectible accounts	431	158	(55)	0	534
Inventory
Allowance for obsolescence	1,020	0	0	(89)	931
Other liabilities
Accrued severance	0	0	0	0	0