Form 10-Q
period 2002-03-31
NUMEREX CORP /PA/
filed 2002-05-15
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
March 31, 2002	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Parkwood Circle, Suite 200
Atlanta, Georgia 30339-2119
(Address of principal executive offices)

(770) 693-5950
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

As of May 14, 2002, an aggregate of 10,748,500 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUMEREX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,
	2002	December 31,
	(UNAUDITED)	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,223	$5,401
Accounts receivable, net	10,334	7,521
Inventory	3,786	5,077
Prepaid taxes	12	48
Prepaid expenses	2,616	1,498

TOTAL CURRENT ASSETS	20,971	19,545
PROPERTY AND EQUIPMENT, NET	3,005	3,107
GOODWILL, NET	10,983	10,983
INTANGIBLE ASSETS, NET	9,051	9,222
OTHER ASSETS	119	117

TOTAL ASSETS	$44,129	$42,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,113	$4,880
Income taxes	0	—
Other current liabilities	1,791	2,530
Deferred revenues	1,010	658
Obligations under capital leases, current portion	324	145

TOTAL CURRENT LIABILITIES	8,238	8,213
LONG TERM LIABILITIES
Obligations under capital leases	739	327

MINORITY INTEREST	0	326

SHAREHOLDERS’ EQUITY
Preferred stock — no par value; authorized 3,000,000; issued 30,000 at March 31, 2002 and December 31, 2001	3,000	3,000
Class A common stock – no par value; authorized 30,000,000; issued 12,464,900 at March 31, 2002 and 12,286,419 December 31, 2001	33,435	32,590
Additional paid-in-capital	439	439
Treasury stock, at cost, 1,766,400 shares at March 31, 2002 and December 31, 2001	(9,222)	(9,222)
Class B common stock – no par value; authorized 5,000,000; none issued	—	—
Accumulated other comprehensive income	(27)	(27)
Retained earnings	7,527	7,328

	35,152	34,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,129	$42,974

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FOR THE THREE MONTH
	PERIOD ENDED MARCH 31,

	2002	2001
	(UNAUDITED)	(UNAUDITED)

Net sales	$7,094	$5,302
Cost of sales	3,584	3,254
Research and development expenses	602	860
Selling, general, administrative and other expenses	2,974	3,459

Operating profit (loss)	(66)	(2,271)
Interest and other income (expense), net	(1)	364
Minority interest	326	882

Earnings (loss) before income taxes	259	(1,025)
Provision for income taxes	0	0

Net earnings (loss)	259	(1,025)
Preferred stock dividend	60	60
Net earnings (loss) applicable to common shareholders	199	(1,085)

Other comprehensive income (loss), net of income taxes Foreign currency translation adjustment	0	(7)

Comprehensive earnings (loss)	$199	$(1,092)

Basic earnings (loss) per common share	$.02	$(0.10)
Diluted earnings (loss) per common share	.02	(0.10)

Number of shares used in per share calculation
Basic	10,582	10,391
Diluted	11,512	10,391

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	FOR THE THREE MONTH
	PERIOD ENDED MARCH 31

	2002	2001
	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:
Net earnings (loss)	$259	$(1,025)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	563	744
Minority interest	(326)	(882)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,813)	505
Inventory	1,291	273
Prepaid expenses and interest receivable	(1,118)	(196)
Accounts payable	233	(33)
Income taxes	36	(13)
Other assets and liabilities	(385)	21

Net cash provided by (used in) operating activities	(2,260)	(606)
Cash flows from investing activities
Purchase of property and equipment	(239)	(152)
Purchase of intangible and other assets	(49)	(43)
Investment in business	0	(22)

Net cash provided by (used in) investing activities	(288)	(217)

Cash flows from financing activities
Proceeds from exercise of stock options	845	0
Proceeds from capital lease obligations	591	(9)
Dividend payments	(60)	(60)
Net cash provided by (used in) financing activities	1,376	(69)

Effect of exchange differences on cash	(6)	(13)

Net increase (decrease) in cash and cash equivalents	(1,178)	(905)
Cash and cash equivalents, beginning of period	5,401	10,567

Cash and cash equivalents, end of period	$4,223	$9,662

See accompanying notes to condensed consolidated financial statements

NUMEREX CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is also made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the consolidated financial statements contained therein.

2.	Reporting Currency

The condensed consolidated financial statements and the notes thereto are stated in U.S. Dollars for all periods presented.

3.	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

4.	Inventory

($'000's omitted)	March 31, 2002	December 31,2001

Raw materials	$1,987	$2,404
Work-in-progress	99	186
Finished goods	1,700	2,487

	$3,786	$5,077

5.	Shareholders’ Equity

Shareholders’ Equity increased by $1,044,000 in the three-month period ending March 31, 2002. The increase in Shareholders’ Equity is attributable to the net earnings recorded of $199,000 and an increase of $845,000 in Class A common stock derived from the exercise of stock options.

6.	Earning per Share

In February 1977, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supercedes APB Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share as well as other disclosures. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company’s common stock for the period.

For the three months ended March 31, 2002, the Company’s potential common shares have a dilutive effect on earnings (loss) per share and, therefore, have been used in determining the total weighted average number of common shares outstanding. For the three months ended March 31, 2001, the Company’s potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earning (loss) per share were 928,715 and 895,377 for the three months ended March 31, 2002 and 2001, respectively.

7.	Goodwill and Intangibles

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

The Company continued to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $767,983 and $191,996 no longer is recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. By December 31, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

For additional information regarding the Company’s critical accounting policies see Note A to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with SEC on April 1, 2002

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

Three-Month Period Ended March 31,
(in thousands, except per share data)

	2002	2001

Net sales:
Digital Multimedia and Networking	$2,636	$3,016
Wireline Security	208	248
Wireless Data Communications	4,250	2,038

Total net sales	7,094	5,302
Cost of sales	3,584	3,254

Gross profit (loss)	3,510	2,048
Research and development expenses	602	860
Selling, general, administrative and other expenses	2,974	3,459

Operating profit (loss)	(66)	(2,271)
Net earnings (loss)	259	(1,025)

Basic earnings per share	.02	(0.10)
Weighted average shares outstanding	10,582	10,391

Three-Month Period Ended March 31,
As a Percentage of Net Sales

	2002	2001

Net sales:
Digital Multimedia and Networking	37.1%	56.9%
Wireline Security	3.0%	4.7%
Wireless Data Communications	59.9%	38.4%

Total net sales	100.0%	100.0%
Cost of sales	50.5%	61.4%

Gross profit (loss)	49.5%	38.6%
Research and development expenses	8.5%	16.2%
Selling, general, administrative and other expenses	41.9%	65.2%

Operating profit (loss)	(0.9%)	(42.8%)
Net earnings (loss)	3.7%	(19.3%)

Results of Operations

Net sales increased 33.8% to $7,094,000 for the three-month period ended March 31, 2002 as compared to $5,302,000 in the comparable period in 2001.

The 33.8% increase in net sales in the three-month period ended March 31, 2002 as compared to the comparable period in 2001 embodies an increase of 27.8% in product revenues and 50.2% increase in service revenues predominantly derived from increased sales in Wireless Data Communications.

Digital Multimedia and Networking product and service sales and revenues decreased 12.6% to $2,636,000 in the three-month period ended March 31, 2002 as compared to $3,016,000 in the comparable period in 2001.

The principal reason for the decrease in sales and revenues in the three-month period ended March 31, 2002 as compared to the comparable period in 2001 was a 34.6% decrease in Networking revenues resulting from the decrease in capital spending in the telecommunications industry.

Wireline Security product and service sales and revenues decreased 16.1% to $208,000 in the three-month period ended March 31, 2002 as compared to $248,000 in the comparable period in 2001.

The principal reason for the decrease in sales and revenues in the three-month period to March 31, 2002 as compared to the comparable period in 2001 resulted from the continued decline in Derived Channel Wireline Security product and service revenue.

Wireless Data Communications product and service sales and revenues increased 108.5% to $4,250,000 in the three-month period ended March 31, 2002 as compared to $2,038,000 in the comparable period in 2001.

The principal reason for the increase in sales and revenues in the three-month period ended March 31, 2002 as compared to the comparable period in 2001 was the continued growth in product and service sales and revenues resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

Cost of sales increased 10.1% to $3,584,000 in the three-month period ended March 31, 2002 as compared to $3,254,000 for the comparable period in 2001.

The principal reason for the increase in cost of sales in the three-month period ended March 31, 2002 as compared to the comparable period in 2001 resulted primarily from the Company’s increased level of sales activity and in particular the increased levels of product sales from the Wireless Data Communication.

Gross profit as a percentage of net sales increased to 49.5% in the three-month period ended March 31, 2002 as compared to 38.6% for the comparable period in 2001.

The principal reason for the increase in gross profit resulted from the increase in Company product and service margins in Wireless Data Communications.

Research and development expenses decreased 30.0% to $602,000 in the three-month period ended March 31, 2002 as compared to $860,000 for the comparable period in 2001.

The principal reason for the decrease in research and development expenses in the three-month period ended March 31, 2002 as compared to the comparable period in 2001 resulted primarily from reduced research and development needs in Wireless Data Communications following the completion of a number of projects.

Selling, general, administrative and other expenses decreased 14.0% to $2,974,000 in the three-month period ended March 31, 2002 as compared to $3,459,000 for the comparable period in 2001.

The principal reason for the decrease in selling, general, administrative and other expenses in the three-month periods ended March 31, 2002 as compared to the comparable periods in 2001 resulted from a combination of increased management focus on cost containment in administration, management and organizational expenses and a reduction of amortization expense resulting from implementation of SFAS 142.

In addition, the Company has deferred certain expenses incurred in connection with a pending acquisition and certain financing. As of March 31, 2002 the total amount of these deferrals were $727,000, which are classified as prepaid expenses on the balance sheet.

Interest and other income in the three-month period ended March 31, 2002 decreased 100.1% to ($1,000) as compared to $364,000 in the comparable period in 2001.

The decrease in interest and other income was primarily related to decreased interest income earned on cash balances and the increase of interest expense from capital leases.

Minority interest in the three-month period ended March 31, 2002 decreased 63.0% to $326,000 as compared to $882,000 in the comparable period in 2001. The gain represents that portion of the losses of the Company’s Wireless Data Communications business that is not accounted for by the Company.

The principle reason for the decrease in Minority interest is the depletion of Minority Interest on the Company’s balance sheet.

The Company, due to loss positions that can be carried forward and due to the loss position from operations, did not record a tax provision in the three-month periods ended March 31, 2002 and 2001, respectively.

The Company recorded net earnings of $259,000 in the three-month period ended March 31, 2002 as compared to net loss of $1,025,000 in the comparable period in 2001.

The principal reason for the increase in earnings for the three-month period ended March 31, 2002 as compared to the comparable period in 2001 was primarily the result of increased product and service revenue in Wireless Data Communications and the associated underlying gross profit and the decrease in operating expenses.

The weighted average and diluted shares outstanding increased to 10,582,824 and 11,511,540 for the period ended March 31, 2002 as compared to weighted average and diluted shares outstanding of 10,391,104 in the comparable period in 2001.

Liquidity and Capital Resources of the Company

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995 and the proceeds from the sale of its Derived Channel technology in November 1999.

Net cash used in operating activities increased 272.9% to $2,260,000 for the three-month period ended March 31, 2002 as compared to $606,000 in the comparable period in 2001. The increase in cash used was primarily due to an increase in by changes in working capital partially offset by an increase in net earnings.

Net cash used in investing activities increased 32.7% to $288,000 in the three-month period ended March 31, 2002 as compared to $217,000 in the comparable period in 2001. The increase in cash used was the result of increased investment in tangible and intangible assets.

Net cash provided by financing activities increased 105.0% to $1,376,000 in the three-month period ended March 31, 2002 as compared to net cash used by financing activities of $69,000 in the comparable period in 2001.

The increase in cash provided by financing activities was primarily accounted for by the receipt of $845,000 of proceeds from the exercise of stock options which resulted in the issue of an additional 178,481 shares of the Company’s Class A Common Stock and the cash provided from capital lease obligations of $591,000 in the three-month period ended March 31, 2002.

The Company had working capital balances of $12,733,000 and $11,332,000, respectively, as of March 31, 2002 and December 31, 2001.

The Company’s business has not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital leases, proceeds from the public offering and the proceeds from the sale of its Derived Channel technology in November 1999.

The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC (“Cellemetry”) to fund the operations of Cellemetry to an amount of $5,500,000 by way of interest bearing debt financing to be available to fund the operations of Cellemetry and its wholly owned subsidiary Uplink Security, Inc.

The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated, to continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At March 31, 2002 the Company had provided total interest bearing debt financing amounting to $16,028,000.

Expansion of the Company’s Digital Multimedia business in fiscal 2002, including the establishment and increased market penetration of PowerPlay™, may require greater capital investments than in the past.

The Company believes that its cash and cash equivalents, including funds available from the divestment of its Derived Channel technology will be sufficient to finance its operating and capital requirements in fiscal 2002.

Cash requirements for future expansion of the Company’s operations will be evaluated on an as-needed basis and may involve external financing. The Company does not expect that such expansion, should it occur, will have a materially negative impact on the Company’s ability to fund its existing operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

At March 31, 2002 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At March 31, 2002 the Company had no outstanding borrowings payable except for obligations under capital leases. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceedings will have a materially adverse effect on its business. The Company believes that no currently pending legal proceeding will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities.

None — not applicable.

Item 3.  Defaults Upon Senior Securities.

None — not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 4, 2002 (the “Meeting”). Two proposals were presented for a vote at the Meeting.

Proposal 1 – The election of six directors, George Benson, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos and Andrew J. Ryan, each to serve as a director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2003 and until the election and qualification of each successor.

Proposal 1 – To elect a Board of Directors consisting of six persons to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified.

The proposal was approved as follows:

	For	Against	Abstain

George Benson	9,475,361	12,200	0
Matthew J. Flanigan	9,475,361	12,200	0
Allan H. Liu	9,475,361	12,200	0
Stratton J. Nicolaides	9,417,102	70,459	0
John G. Raos	9,475,361	12,200	0
Andrew J. Ryan	9,475,361	12,200	0

Proposal 2 – The ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the current fiscal year ending December 31, 2002.

Proposal 2 – To consider and vote upon the ratification of the selection by the Board of Directors of Grant Thornton LLP as independent accountants to the Company for the current fiscal year ending December 31, 2002.

The proposal was approved as follows:

For	Against	Abstain

9,473,961	5,500	8,100

Item 5.  Other Information.

None — not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

None — not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP. (Registrant)

Date: May 15, 2002	By:	/s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES Chairman and Chief Executive Officer

Date: May 15, 2002	By:	/s/ Don Colter

DON COLTER Director of Finance and Principal Accounting Officer