Form 10-Q
period 2002-06-30
NUMEREX CORP /PA/
filed 2002-08-14
CIK 870753

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number
       June 30, 2002                                             0-22920
       -------------                                             -------

                                 NUMEREX CORP.
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                             11-2948749
-----------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                        1600 Parkwood Circle, Suite 200
                          Atlanta, Georgia 30339-2119
                    ---------------------------------------
                    (Address of principal executive offices)


                                 (770) 693-5950
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

As of August 8, 2002, an aggregate of 10,775,167 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES
                                     INDEX


                                                                                                                    Page
                                                                                                                    ----

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                                       3

Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001                              4

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for
the three-month  and six-month periods ended June 30, 2002 and 2001                                                   5

Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month periods
ended June 30, 2002 and 2001                                                                                          6

Notes to Condensed Consolidated Financial Statements (unaudited)                                                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                       15

Item 3.    Quantitative and Qualitative Disclosures about Market Risks                                               22

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                         23

Item 2.    Changes in Securities                                                                                     23

Item 3.    Defaults Upon Senior Securities                                                                           23

Item 4.    Submission of Matters to a Vote of Security Holders                                                       23

Item 5.    Other Information                                                                                         23

Item 6.    Exhibits and Reports on Form 8-K                                                                          23

Signature Page                                                                                                       24

Exhibits

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

PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.


                                 NUMEREX CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                 JUNE 30,
                                                                                   2002               DECEMBER 31,
                                                                                (UNAUDITED)               2001
                                                                                -----------           ------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                     $  2,252             $  5,401
    Accounts receivable, net                                                        12,372                7,974
    Inventory                                                                        5,049                5,077
    Prepaid taxes                                                                       12                   48
    Prepaid expenses                                                                   464                1,045
                                                                                  --------             --------
                  TOTAL CURRENT ASSETS                                              20,149               19,545

PROPERTY AND EQUIPMENT, NET                                                          2,831                3,107
GOODWILL, NET                                                                       10,983               10,983
INTANGIBLE ASSETS, NET                                                              10,318                9,222
OTHER ASSETS                                                                           427                  117
                                                                                  --------             --------

                  TOTAL ASSETS                                                    $ 44,708             $ 42,974
                                                                                  ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $  7,822             $  6,652
    Income taxes                                                                         0                    0
    Other current liabilities                                                          972                  758
    Deferred revenues                                                                  522                  658
    Obligations under capital leases, current portion                                  314                  145
                                                                                  --------             --------
                  TOTAL CURRENT LIABILITIES                                          9,630                8,213

LONG TERM LIABILITIES
    Obligations under capital leases and other long term liabilities                 1,330                  327
                                                                                  --------             --------

MINORITY INTEREST                                                                        0                  326
                                                                                  --------             --------

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000; issued 30,000 on
  June 30, 2002 and December 31, 2001                                                3,000                3,000
Class A common stock - no par value; authorized 30,000,000; issued
  12,530,197 on June 30, 2002 and 12,286,419 on December 31, 2001                   33,718               32,590
Additional paid-in-capital                                                             439                  439
Treasury stock, at cost, 1,766,400 shares on June 30, 2002 and
  December 31, 2001                                                                 (9,222)              (9,222)
Class B common stock - no par value; authorized 5,000,000; none issued                   0                    0
Accumulated other comprehensive income                                                 (12)                 (27)
Retained earnings                                                                    5,825                7,328
                                                                                  --------             --------
                                                                                    33,748               34,108
                                                                                  --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 44,708             $ 42,974
                                                                                  ========             ========


See accompanying notes to condensed consolidated financial statements

                                 NUMEREX CORP.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

             (IN THOUSANDS U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                        FOR THE THREE MONTH                  FOR THE SIX MONTH
                                                        PERIOD ENDED JUNE 30,               PERIOD ENDED JUNE 30,
                                                   ------------------------------        ----------------------------
                                                      2002                2001              2002              2001
                                                   (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                   -----------        -----------        -----------       ----------

Net sales                                           $  7,508           $  6,090           $ 14,602           $ 11,392
Cost of sales                                          3,569              3,862              7,105              7,044
Depreciation and amortization                             54                 73                102                145
                                                    --------           --------           --------           --------
     Gross Profit                                      3,885              2,155              7,395              4,203

Research and development expenses                        188                689                790              1,533
Selling, general, administrative and other
    expenses                                           2,952              2,828              5,407              5,458
Depreciation and amortization                            549                744              1,069              1,488
Costs related to non-recurring acquisition
    activity                                           1,714                  0              1,714                  0
Business restructuring charges                             0                508                  0                609
                                                    --------           --------           --------           --------
     Operating loss                                   (1,518)            (2,614)            (1,585)            (4,885)

Interest and other income, net                           (54)               295                (54)               659
Minority interest                                          0                867                326              1,749
                                                    --------           --------           --------           --------
     Earnings (loss) before income taxes              (1,572)            (1,452)            (1,313)            (2,477)

Income Taxes                                              70                115                 70                115
                                                    --------           --------           --------           --------
     Net earnings (loss)                              (1,642)            (1,337)            (1,383)            (2,362)

Preferred stock dividend                                  60                 60                120                120
                                                    --------           --------           --------           --------
     Net earnings (loss) applicable to
        common shareholders                           (1,702)            (1,397)            (1,503)            (2,482)
                                                    ========           ========           ========           ========

Other comprehensive income (loss),
   net of income taxes
  Foreign currency translation adjustment                 15                  0                 15                 (7)
                                                    ========           ========           ========           ========

  Comprehensive earnings (loss)                     $ (1,687)          $ (1,397)          $ (1,488)          $ (2,489)
                                                    ========           ========           ========           ========

Basic earnings (loss) per common share              $  (0.16)          $  (0.13)          $  (0.14)          $  (0.24)
                                                    ========           ========           ========           ========
Diluted earnings (loss) per common share               (0.16)             (0.13)             (0.14)             (0.24)
                                                    ========           ========           ========           ========

Number of shares used in per share
   calculation
     Basic                                            10,729             10,396             10,656             10,394
                                                    ========           ========           ========           ========
     Diluted                                          10,729             10,396             10,656             10,394
                                                    ========           ========           ========           ========


See accompanying notes to condensed consolidated financial statements

                                 NUMEREX CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                          FOR THE SIX MONTH
                                                                                        PERIOD ENDED JUNE 30,
                                                                                      2002                2001
                                                                                   (UNAUDITED)         (UNAUDITED)
                                                                                   -----------         -----------

Cash flows from operating activities:
   Net earnings (loss)                                                               $(1,383)            $ (2,362)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                     1,170                1,488
     Business restructuring charges                                                        0                  191
     Minority interest                                                                  (326)              (1,749)
     Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                            (4,398)                 434
       Inventory                                                                          28                  474
       Prepaid expenses and interest receivable                                          581                 (353)
       Accounts payable                                                                1,170                  251
       Income taxes                                                                       36                 (128)
       Other assets and liabilities                                                      (44)                 (64)
                                                                                     -------             --------
         Net cash provided by (used in) operating activities                          (3,166)              (1,818)
                                                                                     -------             --------

Cash flows from investing activities
   Purchase of property and equipment                                                   (347)                (339)
   Purchase of intangible and other assets                                            (1,641)                 (28)
   Long term receivables and deposits                                                   (310)                   0
   Investment in business                                                                  0                 (133)
                                                                                     -------             --------
         Net cash provided by (used in) investing activities                          (2,298)                (500)
                                                                                     -------             --------

Cash flows from financing activities
   Proceeds from exercise of stock options                                             1,128                   46
   Proceeds net of payments from capital lease obligations and other long
      term liabilities                                                                 1,172                  (19)
                                                                                     -------             --------
         Net cash provided by (used in) financing activities                           2,300                   27
                                                                                     -------             --------
Effect of foreign exchange differences on cash                                            15                  (16)
                                                                                     -------             --------

Net increase (decrease) in cash and cash equivalents                                  (3,149)              (2,307)
Cash and cash equivalents, beginning of period                                         5,401               10,567
                                                                                     -------             --------
Cash and cash equivalents, end of period                                             $ 2,252             $  8,260
                                                                                     =======             ========


See accompanying notes to condensed consolidated financial statements

                                 NUMEREX CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.       Basis of Financial Statement Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is also made to the Numerex Corp.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2001 and the consolidated financial statements contained therein.

2.       Summary of significant accounting policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

2.1.     Nature of Business

         The Company is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company's primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry(R) and Data1Source(TM), and digital multimedia networking through PowerPlay(TM). These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

2.2.     Principles of Consolidation

         The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.3.     Cash and Cash Equivalents

         For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. As of June 30, 2002, cash and cash equivalents include $667,000 restricted cash to support letters of credits.

2.4.     Intangible Assets

         Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

         - Patents and acquired intellectual property - straight-line over 7 to 16 years

         -        Developed software - straight-line over 3 to 5 years

         - Goodwill - for the three and six month periods ending June 30, 2001 - straight-line over 12 to 20 years.

         Goodwill represents the excess of the cost of net assets acquired over fair value. Starting January 1, 2002 goodwill is no longer amortized (see Note 7).

         The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technical feasibility are expensed as incurred.

2.5.     Property and Equipment

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

         -        Short-term leasehold improvements over the term of the lease            3-10 years

         -        Plant and machinery                                                     4-10 years

         -        Equipment, fixtures and fittings                                        3-10 years

2.6.     Impairment of Long-lived Assets

         The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the six months ended June 30, 2002, and 2001 respectively.

2.7.     Income Taxes

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

2.8.     Inventory

         Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

2.9.     Allowance for Doubtful Accounts

         The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

2.10.    Fair Value of Financial Instruments

         The Company's financial instruments include cash, accounts receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.

2.11.    Use of Estimates

         In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.12.    Concentration of Credit Risk

         The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

2.13.    Revenue Recognition

         The Company's revenue is generated from three sources:

         -        The supply of product, under non recurring agreements,

         - The provision of services, under non recurring agreements, and,

         - The provision of data transportation services, under recurring or multi-year contractually based agreements.

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

         The Company recognizes revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services the Company recognizes revenue ratably over the contract term. In certain instances the Company may, under an appropriate agreement, advance charge for the service to be provided. In these instances the Company recognizes the advance charge as deferred revenue (classified as a liability) and releases the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.

         The Company also recognizes revenue from the provision of `multiple element service agreements', which involve both the supply of product and the provision of services over a multi-year arrangement. Accounting principles for agreements involving multiple elements require the Company to allocate earned revenue to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element, such as design, product supply, product integration, installation, maintenance, support and warranty services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately or could be purchased from an unrelated supplier. If evidence of fair value of all delivered elements exists but evidence does not exist for one or more undelivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered element is deferred and is recognized ratably over the contract term on an earned basis. Regarding the supply of product the Company maintains title to the product and transfers title at the completion of the contract term.

         The Company's arrangements do not generally include acceptance clauses. However, arrangements involving multiple element service agreements include certain milestones and levels of certification, acceptance occurs upon the Company's certification of its completion of each of the various elements.

         The Company recognizes revenue from the provision of its data transportation services when the Company performs the services or processes transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances the Company may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances the Company recognizes the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and releases the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

2.14.    Foreign Currency Transactions

         Some transactions of the Company and its subsidiaries are made in British pounds sterling, Canadian dollars and Australian dollars. Gains and losses from these transactions are included in income as they occur.

2.15.    Research and Development

         Research and development expenses are charged to operations in the period in which they are incurred.

2.16.    Provision for Warranty Claims

         Estimated warranty expense is charged over the warranty period of the warranted products. Warranty expenses have not been significant to the Company.

2.17.    Stock-Based Compensation

         Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 5).

3.       Reclassification

         Certain prior year amounts have been reclassified to conform to the current period presentation.

4.       Inventory


         ($'000's omitted)        June 30, 2002            December 31, 2001
                                  -------------            -----------------

         Raw materials               $1,480                     $2,404
         Work-in-progress               148                        186
         Finished goods               3,421                      2,487
                                     ------                     ------
                                     $5,049                     $5,077
                                     ======                     ======

5.       Shareholders' Equity

         Shareholders' Equity decreased by $1,404,000 in the three-month period ending June 30, 2002. The decrease in Shareholders' Equity is attributable to the net loss recorded of $1,702,000 offset by the receipt of $283,000 following the issue of 65,697 shares of Class A Common Stock of the Company resulting from (i) an election under the Directors' Stock Plan and
         (ii) the exercise of stock options under the 1999 Long-Term Incentive Plan and a foreign currency translation gain of $15,000.

         In the six-month period to June 30, 2002 Shareholder's Equity decreased by $360,000. The decrease in Shareholders' Equity is attributable to the net loss recorded of $1,503,000, offset by the receipt of $1,128,000 following the issue of 244,178 shares of Class A Common Stock of the Company resulting from (i) an election under the Directors' Stock Plan and (ii) the exercise of stock options under the 1999 Long-Term Incentive Plan and foreign currency translation gain of $15,000.

6.       Earnings (Loss) per Share

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

         For the three months and six months ended June 30, 2002 and June 30, 2001, the Company's potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earning (loss) per share were 849,623 and 860,831 for the three months and six months ended June 30, 2002 and 2001, respectively.

7.       Goodwill and Intangibles

         In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of the statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows:

         - all business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company continued to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $767,983 and $191,996 no longer is recognized. As of June 30, 2002, management does not believe there is impairment of goodwill or other intangible assets with indefinite lives. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. By December 31, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives.

8.       Cost Related to Non-recurring Acquisition Activity

         In the three-month period ended June 30, 2002, the Company expensed $1,714,000 of costs relating to a potential business acquisition. These costs were primarily legal and accounting services incurred during due diligence. During the three-month period ended June 30, 2002, management determined that consummation of the business acquisition was unlikely; as a result, these costs were expensed.

         Portions of these costs were deferred in prior periods, $727,000 was deferred during the three-month period ended March 31, 2002 and $172,000 was deferred in the year ended December 31, 2001. The balance of the costs of $815,000 was incurred in the three-month period ended June 30, 2002.

9.       Business Restructuring Charges

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

10.      Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe SFAS 145 will have a material effect on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

For additional information regarding the Company's critical accounting policies see Note 2 to the Consolidated Financial Statements included in Part 1, Item 1 above.

GENERAL

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company's Condensed Consolidated Statements of Operations.

                                                     THREE MONTH PERIOD ENDED                     SIX MONTH PERIOD ENDED
                                                              JUNE 30,                                    JUNE 30,
                                             ---------------------------------------      --------------------------------------
                                                                                %                                           %
                                               2002            2001           CHANGE        2002            2001          CHANGE
                                             --------        --------         ------      --------        --------        ------

Net sales:
    Wireless Data Communications
               Product                       $  2,211        $  1,314           68.3%     $  4,869        $  2,609          86.6%
               Service                          2,303           1,402           64.3%        3,895           2,145          81.6%
                                             --------        --------         ------      --------        --------        ------
                  Sub-total                     4,514           2,716           66.2%        8,764           4,754          84.4%
    Digital Multimedia and Networking
               Product                          1,748           2,735          (36.1%)       3,967           5,161         (23.1%)
               Service                            987             474          108.2%        1,404           1,064          32.0%
                                             --------        --------         ------      --------        --------        ------
                  Sub-total                     2,735           3,209          (14.8%)       5,371           6,225         (13.7%)
    Wireline Security
               Product                            173             105           64.8%          263             269          (2.2%)
               Service                             86              60           43.3%          204             144          41.7%
                                             --------        --------         ------      --------        --------        ------
                  Sub-total                       259             165           57.0%          467             413          13.1%
    Total net sales
               Product                          4,132           4,154           (0.5%)       9,099           8,039          13.2%
               Service                          3,376           1,936           74.4%        5,503           3,353          64.1%
                                             --------        --------         ------      --------        --------        ------
                 Total net sales                7,508           6,090           23.3%       14,602          11,392          28.2%
Cost of sales                                   3,569           3,862           (7.6%)       7,105           7,044           0.9%
Depreciation and amortization                      54              73          (26.0%)         102             145         (29.7%)
                                             --------        --------         ------      --------        --------        ------
              Gross profit (loss)               3,885           2,155           80.3%        7,395           4,203          75.9%
                      %                          51.7%           35.4%                        50.6%           36.9%
Research and development expenses                 188             689          (72.7%)         790           1,533         (48.5%)
Selling, general, administrative and
    other expenses                              2,952           2,828            4.4%        5,407           5,458          (0.9%)
Depreciation and amortization                     549             744          (26.2%)       1,069           1,488         (28.2%)
Costs related to non-recurring
    acquisition activity                        1,714               0          100.0%        1,714               0         100.0%
Business restructuring charges                      0             508         (100.0%)           0             609        (100.0%)
                                             --------        --------         ------      --------        --------        ------
    Operating profit (loss)                    (1,518)         (2,614)          41.9%       (1,585)         (4,885)         67.6%
                                             ========        ========         ======      ========        ========        ======
    Net earnings (loss)                        (1,642)         (1,337)         (22.8%)      (1,383)         (2,362)         41.4%
                                             ========        ========         ======      ========        ========        ======
    Net earnings (loss) applicable to
       common shareholders                     (1,702)         (1,397)         (21.8%)      (1,503)         (2,482)         39.4%
                                             ========        ========         ======      ========        ========        ======
    Net earnings (loss) applicable to
       common shareholders excluding
       non-recurring expenses                      12            (889)         101.3%          211          (1,873)        111.3%
                                             ========        ========         ======      ========        ========        ======
    Basic earnings per share                    (0.16)          (0.13)                       (0.13)          (0.24)
                                             ========        ========                     ========        ========
    Basic earnings per share excluding
       non-recurring expenses                    0.00           (0.09)                        0.02           (0.18)
                                             ========        ========                     ========        ========
    Weighted average shares outstanding        10,729          10,396                       10,656          10,394
                                             ========        ========                     ========        ========

                                                 THREE MONTH PERIOD                 SIX MONTH PERIOD
                                                    ENDED JUNE 30,                   ENDED JUNE, 30
                                               ----------------------            ----------------------
                                               2002             2001             2002             2001
                                               -----            -----            -----            -----

Net sales:
    Wireless Data Communications
               Product                          29.4%            21.6%            33.3%            22.9%
               Service                          30.7%            23.0%            26.7%            18.8%
                                               -----            -----            -----            -----
                  Sub-total                     60.1%            44.6%            60.0%            41.7%
    Digital Multimedia and Networking
               Product                          23.3%            44.9%            27.2%            45.3%
               Service                          13.1%             7.8%             9.6%             9.3%
                                               -----            -----            -----            -----
                  Sub-total                     36.4%            52.7%            36.8%            54.6%
    Wireline Security
               Product                           2.3%             1.7%             1.8%             2.4%
               Service                           1.1%             1.0%             1.4%             1.3%
                                               -----            -----            -----            -----
                  Sub-total                      3.4%             2.7%             3.2%             3.6%
    Total net sales
               Product                          55.0%            68.2%            62.3%            70.6%
               Service                          45.0%            31.8%            37.7%            29.4%
                                               -----            -----            -----            -----
                 Total net sales               100.0%           100.0%           100.0%           100.0%
Cost of sales                                   47.5%            63.4%            48.7%            61.8%
Depreciation and amortization                    0.7%             1.2%             0.7%             1.3%
                                               -----            -----            -----            -----
              Gross profit (loss)               51.7%            35.4%            50.6%            36.9%
Research and development expenses                2.5%            11.3%             5.4%            13.5%
Selling, general, administrative and
    other expenses                              39.3%            46.4%            37.0%            47.9%
Depreciation and amortization                    7.3%            12.2%             7.3%            13.1%
Costs related to non-recurring
    acquisition activity                        22.8%             0.0%            11.7%             0.0%
Business restructuring charges                   0.0%             8.3%             0.0%             5.3%
                                               -----            -----            -----            -----
    Operating profit (loss)                    (20.2%)          (42.9%)          (10.9%)          (42.9%)
                                               =====            =====            =====            =====
    Net earnings (loss)                        (21.9%)          (22.0%)           (9.5%)          (20.7%)
                                               =====            =====            =====            =====
    Net earnings (loss) applicable to
       common shareholders                     (22.7%)          (22.9%)          (10.3%)          (21.8%)
                                               =====            =====            =====            =====
    Net earnings (loss) applicable to
       common shareholders excluding
       non-recurring expenses                    0.2%           (14.6%)            1.4%           (16.4%)
                                               =====            =====            =====            =====

RESULTS OF OPERATIONS

Net sales increased 23.3% to $7,508,000 for the three-month period ended June 30, 2002 as compared to $6,090,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 net sales increased 28.2% to $14,602,000 as compared to $11,392,000 in the comparable period in 2001. The net sales increase for both periods was primarily attributable to increased revenues from Wireless Data Communication of 66.2% for the second quarter and 84.4% for the first six months of the year. Partially offsetting this increase in net sales was a decrease in revenues from Digital Multimedia and Networking of 14.8% for the second quarter and 13.7% for the first six months of the year. As a percentage of total net sales Wireless Data Communication increased to 60.1% for the second quarter this year compared to 44.6% for the second quarter of last year and to 60.0% for the first six months of this year compared to 41.7% for the first six months of last year.

The Wireless Data Communication net sales increase was primarily due to higher product sales of fixed wireless devices, the introduction of a mobile wireless device and higher services revenues from increased network connections and mobile message services, with both new and existing customers. The decrease in Digital Multimedia and Networking net sales was due to lower product sales due to decreases in capital spending in the telecommunication industry and with distant learning customers, partially offset by an increase in service revenues from system integrations and network monitoring. Net sales of Wireline Security for both periods reported for this year were comparable to those of the prior year.

Gross profit as a percentage of net sales increased to 51.7% in the three-month period ended June 30, 2002 as compared to 35.4% for the comparable period in 2001. In the six-month period ended June 30, 2002 gross profit as a percentage of sales increased to 50.6% as compared to 36.9% in the comparable period in 2001. The principal reason for the increase in the gross profit rate for both periods was primarily attributable to the higher product and service sales activities of Wireless Data Communications, lower product costs due to the redesign of certain wireless devices, the introduction of a mobile wireless product, and to a lesser extent, higher gross profit service sales activity in Digital Multimedia and Networking.

Research and development expenses decreased 72.7% to $188,000 in the three-month period ended June 30, 2002 as compared to $689,000 for the comparable period in 2001. In the six-month period ended June 30, 2002 research and development expenses decreased 48.5% to $790,000 as compared to $1,533,000 in the comparable period in 2001. The principal reasons for the decrease in research and development expenses for both periods resulted from the capitalization of development costs for new products that reached technical feasibility during the period and for internal use software developed for system backup and for load sharing capabilities.

Selling, general, administrative and other expenses increased 4.4% to $2,952,000 in the three-month period ended June 30, 2002 as compared to $2,828,000 for the comparable period in 2001. In the six-month period ended June 30, 2002 selling, general, administrative and other expenses decreased 0.9% to $5,407,000 as compared to $5,458,000 in the comparable period in 2001. As a percentage of sales, selling, general, administrative and other expenses decreased to 39.3% for the second quarter of this year compared to 46.4% for the second quarter of last year and to 37.0% for the first six months of this year compared to 47.9% for the first six months of last year. The primary reason for the decrease in the percentage rate for each period is the relative fixed nature of these expenses to the Company at its current operating level and continued focus by management on cost containment.

Depreciation and amortization expense decreased 26.2% to $549,000 for the three-month period ended June 30, 2002 compared to $744,000 for the comparable period of 2001. In the six-month period ended June 30, 2002 depreciation and amortization expenses decreased 28.2% to $1,069,000 as compared to $1,488,000 in the comparable period in 2001. The principal reason for the decrease is due to the reduction in goodwill amortization expense resulting from the implementation of SFAS 142 on January 1, 2002.

Cost of non-recurring acquisition activity were $1,714,000 for the three-month and six-month periods ended June 30, 2002. This write-off was the result of the Company reaching an impasse in its negotiations with BT Group plc to acquire their RedCARE division, its security products and service business. These costs were primarily related to legal and accounting expenses incurred during diligence and negotiations.

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

Interest and other income for the three-month period ended June 30, 2002 was $(54,000) compared to $295,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 interest and other income was $(54,000) as compared to $659,000 in the comparable period in 2001. These decreases in interest and other income were the result of a decrease in income earned on cash balances and an increase in interest expense from capital leases.

Minority interest in the three-month period ended June 30, 2002 was $0.00 as compared to $867,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 minority interest was $326,000 as compared to $1,749,000 in the comparable period in 2001. The principle reason for the decrease in Minority interest is the depletion of Minority Interest on the Company's balance sheet.

The Company, due to the loss position from operations, did not record a tax provision in the three-month and six-month periods ended June 30, 2002 and 2001, respectively. The $70,000 in income tax recorded during the three-month period ended June 30, 2002 relates to an income tax withholding on a international product and service sale during the quarter. A provision for the recovery of income tax of $115,000 was recorded in the three-month period ended June 30, 2001 following the completion and submittal of the Company's federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company's Derived Channel technology.

The Company recorded a net loss of $1,642,000 in the three-month period ended June 30, 2002 as compared to net loss of $1,337,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 the Company recorded a net loss of $1,383,000 as compared to a net loss $2,362,000 in the comparable period in 2001.

The Company recorded a net loss applicable to common shareholders of $1,702,000 in the three-month period ended June 30, 2002 as compared to net loss applicable to common shareholders of $1,397,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 the Company recorded a net loss applicable to common shareholders of $1,503,000 as compared to a net loss applicable to common shareholders of $2,482,000 in the comparable period in 2001.

Excluding the $1,714,000 in cost related to non-recurring acquisition activity and the $508,000 for business restructuring charges, the Company would have recorded net earnings applicable to common shareholders of $12,000 for the three-month period ended June 30, 2002 as compared to net loss of $1,397,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 the Company would have recorded net earnings applicable to common shareholders of $211,000 as compared to a net loss $1,873,000 in the comparable period in 2001.

Basic and diluted earnings (loss) per common share decreased to $(0.16) in the three-month period ended June 30, 2002 as compared to $(0.13) in the comparable period in 2001. In the six-month period ended June 30, 2002 basic and diluted earnings (loss) per share increased to $(0.14) as compared to $(0.24) in the comparable period in 2001.

Excluding the cost related to non-recurring acquisition activity and business restructuring charges, basic and diluted earnings (loss) per common share increased to $0.00 in the three-month period ended June 30, 2002 as compared to $(0.09) in the comparable period in 2001. In the six-month period ended June 30, 2002 basic and diluted earnings (loss) per share increased to $0.02 as compared to $(0.18) in the comparable period in 2001.

The weighted average and diluted shares outstanding increased to 10,729,000 for the period ended June 30, 2002 as compared to 10,396,000 in the comparable period in 2001. In the six-month period ended June 30, 2002 weighted average and diluted shares outstanding increased to 10,656,000 as compared to 10,394,000 in the comparable period in 2001. For both periods the increase in shares was due to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995, the proceeds from the sale of its Derived Channel technology in November 1999, the proceeds from capital leases and the proceeds from the exercise of stock options.

Net cash used in operating activities increased to $3,166,000 for the six-month period ended June 30, 2002 as compared to $1,818,000 in the comparable period in 2001. The increase in cash used was primarily due to changes in working capital partially offset by a decrease in net losses. The largest contributor to the use of working capital was an increase in accounts receivable of $4,398,000 due principally to product and service sales in Digital Multimedia and Networking during the first six months of this year, a significant portion of which are expected to be collected during the third quarter of this year.

Net cash used in investing activities increased to $2,298,000 in the six-month period ended June 30, 2002 as compared to $500,000 in the comparable period in 2001. The increase in cash used was primarily the result of increased investment in intangible assets, including the purchase of a software license and, to a lesser extent, the capitalization of internally developed software for customer product and service applications and for internal use.

Net cash provided by financing activities increased to $2,300,000 in the six-month period ended June 30, 2002 as compared to net cash provided by financing activities of $27,000 in the comparable period in 2001. The increase in cash was primarily due to the receipt of $1,128,000 in the six-month period to June 30, 2002 from the exercise of stock options which resulted in the issuance of an additional 244,178 shares of the Company's Class A Common Stock against the receipt of $46,000 in the six-month period to June 30, 2001 from the exercise of stock options which resulted in the issuance of an additional 8,360 shares of the Company's Class A Common Stock, respectively. In addition, the Company received proceeds, net of payments, of $1,172,000 during the first six months of the year from capital leases and other obligations related to assets purchases.

The Company had working capital balances of $10,519,000 and $11,332,000, respectively, as of June 30, 2002 and December 31, 2001.

The Company's business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital lease and other long-term obligations, proceeds from the public offering and the proceeds from the sale of its Derived Channel technology in November 1999.

The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC ("Cellemetry") to fund the operations of Cellemetry to an amount of $5,500,000 by way of interest bearing debt financing to be available to fund the operations of Cellemetry and its wholly owned subsidiary Uplink Security, Inc.

The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated to continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At June 30, 2002 the Company had provided total interest bearing debt-financing amounting to $17,616,000.

Expansion of the Company's business in fiscal 2002, including increased market penetration and increased product and service sales based on recurring revenue, may require greater working capital needs and capital investments than in the past. While the Company believes that its balance of cash and cash equivalents are sufficient to meet its present operating and capital requirements, it does plan to secure access to additional funding sources. Therefore, it is in discussions with financial institutions to establish a line of credit to be used for future growth in working capital and capital expenditures.

Additionally, cash requirements for future expansion of the Company's operations will be evaluated on an as-needed basis and may involve additional external financing, beyond the establishment of a line of credit. The Company does not expect that such additional financing, should it occur, will have a materially negative impact on the Company's ability to fund its existing operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

At June 30, 2002 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At June 30, 2002 the Company had no outstanding borrowings payable except for obligations under capital leases. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceedings will have a materially adverse effect on its business, its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

         None - not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None - not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None - not applicable.

ITEM 5.  OTHER INFORMATION.

         None - not applicable.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         a.       Exhibits

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.       Reports on Form 8-K during the quarter ended June 30, 2002.

                  None - not applicable.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NUMEREX CORP.
                                       ------------------
                                       (Registrant)


Date: August 14, 2002                  By:   /s/     Stratton J. Nicolaides
     ------------------                   -------------------------------------
                                          STRATTON J. NICOLAIDES
                                          Chairman and Chief Executive Officer

Date: August 14, 2002                  By:   /s/     Kenneth W. Taylor
     -------------------                  -------------------------------------
                                          KENNETH W. TAYLOR
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Principal Financial and Accounting
                                          Officer