Form 10-Q
period 2002-09-30
NUMEREX CORP /PA/
filed 2002-11-14
CIK 870753

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
     September 30, 2002                                          0-22920


                                 NUMEREX CORP.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                             11-2948749
-----------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                        1600 Parkwood Circle, Suite 200
                          Atlanta, Georgia 30339-2119
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 693-5950
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of November 7, 2002, an aggregate of 10,775,548 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

                         NUMEREX CORP. AND SUBSIDIARIES

                                     INDEX


                                                                                                             Page

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                               3

Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001                 4

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for
the three-month  and nine-month periods ended September 30, 2002 and 2001                                     5

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods
ended September 30, 2002 and 2001                                                                             6

Notes to Condensed Consolidated Financial Statements (unaudited)                                              7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                               14

Item 3.    Quantitative and Qualitative Disclosures about Market Risks                                       21

Item 4.    Disclosure Controls and Procedures                                                                21

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                 22

Item 2.    Changes in Securities and Use of Proceeds                                                         22

Item 3.    Defaults Upon Senior Securities                                                                   22

Item 4.    Submission of Matters to a Vote of Security Holders                                               22

Item 5.    Other Information                                                                                 22

Item 6.    Exhibits and Reports on Form 8-K                                                                  22

Signature Page                                                                                               23

Certifications                                                                                               24

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

PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                                 NUMEREX CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           SEPTEMBER 30,
                                                                               2002          DECEMBER 31,
                                                                            (UNAUDITED)          2001
                                                                           -------------     ------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $  2,477         $  5,401
    Accounts receivable, net                                                     7,427            7,974
    Inventory                                                                    5,321            5,077
    Prepaid taxes                                                                   12               48
    Prepaid expenses and other current assets                                    1,153            1,045
                                                                              --------         --------
                  TOTAL CURRENT ASSETS                                          16,390           19,545

PROPERTY AND EQUIPMENT, NET                                                      2,705            3,107
GOODWILL, NET                                                                   10,983           10,983
OTHER INTANGIBLES, NET                                                           8,298            8,812
SOFTWARE, NET                                                                    1,963              410
OTHER ASSETS                                                                       307              117
                                                                              --------         --------

                  TOTAL ASSETS                                                $ 40,646         $ 42,974
                                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          $  4,905         $  6,652
    Income taxes                                                                     0                0
    Other current liabilities                                                    1,936              758
    Deferred revenues                                                              665              658
    Obligations under capital leases, current portion                              641              145
                                                                              --------         --------
                  TOTAL CURRENT LIABILITIES                                      8,147            8,213

LONG TERM LIABILITIES
    Obligations under capital leases and other long term liabilities             1,105              327
                                                                              --------         --------

MINORITY INTEREST                                                                    0              326
                                                                              --------         --------

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000; issued 30,000 on
  September 30, 2002 and December 31, 2001                                       3,000            3,000
Class A common stock - no par value; authorized 30,000,000; issued
  12,541,948 on September 30, 2002 and 12,286,419 on December 31, 2001          33,763           32,590
Additional paid-in-capital                                                         439              439
Treasury stock, at cost, 1,766,400 shares on September 30, 2002 and
  December 31, 2001                                                             (9,222)          (9,222)
Class B common stock - no par value; authorized 5,000,000; none issued               0                0
Accumulated other comprehensive income
                                                                                   (13)             (27)
Retained earnings                                                                3,427            7,328
                                                                              --------         --------
                                                                                31,394           34,108
                                                                              --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 40,646         $ 42,974
                                                                              ========         ========

See accompanying notes to condensed consolidated financial statements

                                 NUMEREX CORP.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   (IN THOUSANDS , EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTH                FOR THE NINE MONTH
                                                  PERIOD ENDED SEPTEMBER 30,        PERIOD ENDED SEPTEMBER 30,
                                                    2002             2001             2002             2001
                                                 (UNAUDITED)      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
                                                 -----------      -----------     -----------       -----------

Net sales                                         $  6,038         $  6,245         $ 20,640         $ 17,637
Cost of sales                                        3,761            3,928           10,865           10,972
Depreciation and amortization                          105               64              207              209
                                                  --------         --------         --------         --------
     Gross Profit                                    2,172            2,253            9,568            6,456

Research and development expenses                      (63)             584              728            2,117
Selling, general, administrative and other
    expenses                                         3,805            2,549            9,212            8,152
Depreciation and amortization                          552              689            1,620            2,032
Costs related to non-recurring acquisition
    activity                                           185                0            1,899                0
Business restructuring charges                           0                0                0              609
                                                  --------         --------         --------         --------
     Operating loss                                 (2,307)          (1,569)          (3,891)          (6,454)

Interest and other income (expense), net               (14)             234              (70)             893
Minority interest                                        0              714              326            2,463
                                                  --------         --------         --------         --------
     Earnings (loss) before income taxes            (2,321)            (621)          (3,635)          (3,098)

Income Taxes                                            17                0               86             (115)
                                                  --------         --------         --------         --------
     Net earnings (loss)                            (2,338)            (621)          (3,721)          (2,983)

Preferred stock dividend                                60               60              180              180
                                                  --------         --------         --------         --------
     Net earnings (loss) applicable to
        common shareholders                         (2,398)            (681)          (3,901)          (3,163)
                                                  ========         ========         ========         ========

Other comprehensive income (loss),
   net of income taxes
  Foreign currency translation adjustment               (1)               7               14                0
                                                  ========         ========         ========         ========

  Comprehensive earnings (loss)                   $ (2,399)        $   (674)        $ (3,887)        $ (3,163)
                                                  ========         ========         ========         ========

Basic earnings (loss) per common share            $  (0.22)        $  (0.06)        $  (0.36)        $  (0.30)
                                                  ========         ========         ========         ========
Diluted earnings (loss) per common share             (0.22)           (0.06)           (0.36)           (0.30)
                                                  ========         ========         ========         ========

Number of shares used in per share
   calculation
     Basic                                          10,773           10,481           10,696           10,423
                                                  ========         ========         ========         ========
     Diluted                                        10,773           10,481           10,696           10,423
                                                  ========         ========         ========         ========

See accompanying notes to condensed consolidated financial statements

                                 NUMEREX CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE NINE MONTH
                                                                                  PERIOD ENDED SEPTEMBER 30,
                                                                                   2002            2001
                                                                                (UNAUDITED)     (UNAUDITED)
                                                                                -----------     -----------

Cash flows from operating activities:
   Net earnings (loss)                                                           $ (3,721)        $(2,983)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                  1,827           2,241
     Business restructuring charges                                                     0             191
     Minority interest                                                               (326)         (2,463)
     Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                            547            (301)
       Inventory                                                                     (244)           (194)
       Prepaid expenses and interest receivable                                      (108)           (507)
       Accounts payable                                                            (1,753)            107
       Income taxes                                                                    36              (7)
       Other assets and liabilities                                                 1,005             665
                                                                                 --------         -------

         Net cash provided by (used in) operating activities                       (2,737)         (3,251)
                                                                                 --------         -------

Cash flows from investing activities
   Purchase of property and equipment                                                (577)           (330)
   Purchase of intangible and other assets                                         (1,885)           (201)
   Long term receivables and deposits                                                (190)              0
   Investment in business                                                               0            (789)
                                                                                 --------         -------

         Net cash provided by (used in) investing activities                       (2,652)         (1,320)
                                                                                 --------         -------

Cash flows from financing activities
   Proceeds from exercise of stock options                                          1,173             294
   Proceeds net of payments from capital lease obligations and other long
      term liabilities                                                              1,278            (209)
                                                                                 --------         -------

         Net cash provided by (used in) financing activities                        2,451              85
                                                                                 --------         -------

Effect of foreign exchange differences on cash                                         14             (18)
                                                                                 --------         -------

Net increase (decrease) in cash and cash equivalents
                                                                                   (2,924)         (4,504)

Cash and cash equivalents, beginning of period                                      5,401          10,567
                                                                                 --------         -------

Cash and cash equivalents, end of period                                         $  2,477         $ 6,063
                                                                                 ========         =======

See accompanying notes to condensed consolidated financial statements

                                 NUMEREX CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is also made to the Numerex Corp.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2001 and the consolidated financial statements contained therein.

2.0      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.3.     CASH AND CASH EQUIVALENTS

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. As of September 30, 2002, cash and cash equivalents include $667,000 restricted cash to support letters of credits.

2.4.     INTANGIBLE ASSETS

Amortization is provided on all intangible assets at rates calculated to write off the cost of each over its expected life as follows:

         - Patents and acquired intellectual property - straight-line over 7 to 16 years

         -        Developed software - straight-line over 3 to 7 years

         - Goodwill - for the three and nine month periods ending September 30, 2001 - straight-line over 12 to 20 years.

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

         Short-term leasehold improvements over the term of the lease            3-10 years
         Plant and machinery                                                     4-10 years
         Equipment, fixtures and fittings                                        3-10 years

2.6.     IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the nine months ended September 30, 2002, and 2001 respectively.

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

2.9.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable. When amounts are determined to be uncollectible, they will be charged to operations.

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

3.       RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period presentation.

4.       INVENTORY


           ($'000's omitted)                          September 30, 2002                 December 31, 2001
                                                      ------------------                 -----------------

           Raw materials                                  $1,619                               $2,404
           Work-in-progress                                   15                                  186
           Finished goods                                  3,687                                2,487
                                                          ------                               ------
                                                          $5,321                               $5,077
                                                          ======                               ======

5.       SHAREHOLDERS' EQUITY

Shareholders' Equity decreased by $2,354,000 in the three-month period ending September 30, 2002. The decrease in Shareholders' Equity is attributable to the net loss recorded of $2,398,000 and a foreign currency translation loss of $1,000 offset by the receipt of $45,000 following the issue of 11,751 shares of Class A Common Stock of the Company resulting from (i) an election under the Directors' Stock Plan and (ii) the exercise of stock options under the 1999 Long-Term Incentive Plan.

In the nine-month period ended September 30, 2002 Shareholder's Equity decreased by $2,714,000. The decrease in Shareholders' Equity is attributable to the net loss recorded of $3,901,000, offset by the receipt of $1,173,000 following the issue of 255,929 shares of Class A Common Stock of the Company resulting from (i) an election under the Directors' Stock Plan and (ii) the exercise of stock options under the 1999 Long-Term Incentive Plan and foreign currency translation gain of $14,000.

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

For the three months and nine months ended September 30, 2002 and September 30, 2001, the Company's potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options, warrants and convertible preferred that would be used to determine diluted earning (loss) per share were 726,116 and 861,156 for the three months and nine months ended September 30, 2002 and 2001, respectively.

7.       GOODWILL AND INTANGIBLES

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after September 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of the statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows:

         - all business combinations initiated after September 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         - goodwill, as well as intangible assets with indefinite lives, acquired after September 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company continued to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $767,983 and $191,996 no longer is recognized. As of September 30, 2002, management does not believe there is impairment of goodwill or other intangible assets with indefinite lives. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. By December 31,

2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives.

8.       COST RELATED TO NON-RECURRING ACQUISITION ACTIVITY

In the three-month period and nine-month period ended September 30, 2002, the Company expensed $185,000 and $1,899,000 respectively of costs relating to a potential business acquisition. These costs were primarily legal and accounting services incurred during due diligence. During the three-month period ended June 30, 2002, management determined that consummation of the business acquisition was unlikely; as a result, the costs previously capitalized up to June 30, 2002 were expensed.

Portions of these costs were deferred in prior periods, $727,000 was deferred during the three-month period ended March 31, 2002 and $172,000 was deferred in the year ended December 31, 2001. Costs of $815,000 were incurred and expensed in the three-month period ended June 30, 2002 and $185,000 expensed in the three-month period ended September 30, 2002.

9.       BUSINESS RESTRUCTURING CHARGES

Business restructuring charges amounted to $609,000 in the nine-month period ended September 30, 2001 and were comprised of a charge of $418,000 to cover employee separation costs and a one-time non-cash charge of $191,000 to cover the write down of excess and obsolete Digital Multimedia analog product inventory.

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

In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material effect on its financial statements.

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

                                                  THREE MONTH PERIOD ENDED              NINE MONTH PERIOD ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                          %                                     %
                                             2002          2001        CHANGE       2002          2001        CHANGE
                                           --------      --------      ------     --------      --------      ------

Net sales:
    Wireless Data Communications
               Product                     $  2,215      $  2,053        7.9%     $  7,086      $  4,663       52.0%
               Service                        1,539         1,165       32.1%        5,434         3,309       64.2%
                                           --------      --------      -----      --------      --------      -----
                  Sub-total                   3,754         3,218       16.7%       12,520         7,972       57.0%
    Digital Multimedia and Networking
               Product                          952         2,007      (52.6)%       4,919         6,936      (29.1)%
               Service                        1,086           852       27.5%        2,490         2,148       15.9%
                                           --------      --------      -----      --------      --------      -----
                  Sub-total                   2,038         2,859      (28.7)%       7,409         9,084      (18.4)%
    Wireline Security
               Product                           58            22      163.6%          187           220      (15.0)%
               Service                          188           146       28.8%          524           361       45.2%
                                           --------      --------      -----      --------      --------      -----
                  Sub-total                     246           168       46.4%          711           581       22.4%
    Total net sales
               Product                        3,225         4,082      (21.0)%      12,192        11,819        3.2%
               Service                        2,813         2,163       30.1%        8,448         5,818       45.2%
                                           --------      --------      -----      --------      --------      -----
                 Total net sales              6,038         6,245       (3.3)%      20,640        17,637       17.0%
Cost of sales                                 3,761         3,928       (4.3)%      10,865        10,972       (1.0)%
Depreciation and amortization                   105            64       64.1%          207           209       (1.0)%
                                           --------      --------      -----      --------      --------      -----
              Gross profit (loss)             2,172         2,253       (3.6)%       9,568         6,456       48.2%
                      %                        36.0%         36.1%                    46.4%         36.6%
Research and development expenses               (63)          584     (110.8)%         728         2,117      (65.6)%
Selling, general, administrative and
    other expenses                            3,805         2,549       49.3%        9,212         8,152       13.0%
Depreciation and amortization                   552           689      (19.9)%       1,620         2,032      (20.3)%
Costs related to non-recurring
    acquisition activity                        185             0      100.0%        1,899             0      100.0%
Business restructuring charges                    0             0        0.0%            0           609     (100.0)%
                                           --------      --------      -----      --------      --------      -----
    Operating profit (loss)                  (2,307)       (1,569)     (47.0)%     (3,891)       (6,454)      39.7%
                                           ========      ========      =====      ========      ========      =====
    Net earnings (loss)                      (2,338)         (621)    (276.5)%     (3,721)       (2,983)      (24.7)%
                                           ========      ========      =====      ========      ========      =====
    Net earnings (loss) applicable to
       common shareholders                   (2,398)         (681)    (252.1)%     (3,901)       (3,163)      (23.3)%
                                           ========      ========      =====      ========      ========      =====
    Net earnings (loss) applicable to
       common shareholders excluding
       non-recurring expenses                (2,213)         (681)    (225.0)%      (2,002)       (2,554)      21.6%
                                           ========      ========      =====      ========      ========      =====
    Basic earnings per share                  (0.22)        (0.06)                   (0.36)        (0.30)
                                           ========      ========                 ========      ========
    Basic earnings per share excluding
       non-recurring expenses                 (0.21)        (0.06)                   (0.19)        (0.25)
                                           ========      ========                 ========      ========
    Weighted average shares outstanding      10,773        10,481                   10,696        10,423
                                           ========      ========                 ========      ========

                                             THREE MONTH           NINE MONT
                                             PERIOD ENDED         PERIOD ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          2002       2001       2002       2001
                                         -----      -----      -----      -----

Net sales:
    Wireless Data Communications
               Product                    36.7%      32.9%      34.3%      26.4%
               Service                    25.5%      18.7%      26.3%      18.8%
                                         -----      -----      -----      -----
                  Sub-total               62.2%      51.5%      60.7%      45.2%
    Digital Multimedia and Networking
               Product                    15.8%      32.1%      23.8%      39.3%
               Service                    18.0%      13.6%      12.1%      12.2%
                                         -----      -----      -----      -----
                  Sub-total               33.8%      45.8%      35.9%      51.5%
    Wireline Security
               Product                     1.0%       0.4%       0.9%       1.2%
               Service                     3.1%       2.3%       2.5%       2.0%
                                         -----      -----      -----      -----
                  Sub-total                4.1%       2.7%       3.4%       3.3%
    Total net sales
               Product                    53.4%      65.4%      59.1%      67.0%
               Service                    46.6%      34.6%      40.9%      33.0%
                                         -----      -----      -----      -----
                 Total net sales         100.0%     100.0%     100.0%     100.0%
Cost of sales                             62.3%      62.9%      52.6%      62.2%
Depreciation and amortization              1.7%       1.0%       1.0%       1.2%
                                         -----      -----      -----      -----
              Gross profit (loss)         36.0%      36.1%      46.4%      36.6%
Research and development expenses         (1.0)%      9.4%       3.5%      12.0%
Selling, general, administrative and
    other expenses                        63.0%      40.8%      44.6%      46.2%
Depreciation and amortization              9.1%      11.0%       7.8%      11.5%
Costs related to non-recurring
    acquisition activity                   3.1%       0.0%       9.2%       0.0%
Business restructuring charges             0.0%       0.0%       0.0%       3.5%
                                         -----      -----      -----      -----
    Operating profit (loss)              (38.2)%    (25.1)%    (18.9%)    (36.6)%
                                         =====      =====      =====      =====
    Net earnings (loss)                  (38.7)%     (9.9%)    (18.0)%    (16.9)%
                                         =====      =====      =====      =====
    Net earnings (loss) applicable to
       common shareholders               (39.7)%    (10.9%)    (18.9)%    (17.9)%
                                         =====      =====      =====      =====
    Net earnings (loss) applicable to
       common shareholders excluding
       non-recurring expenses            (36.7)%    (10.9%)     (9.7)%    (14.5)%
                                         =====      =====      =====      =====

RESULTS OF OPERATIONS

Net sales decreased 3.3% to $6,038,000 for the three-month period ended September 30, 2002 as compared to $6,245,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 net sales increased 17.0% to $20,640,000 as compared to $17,637,000 in the comparable period in 2001. Net sales from Wireless Data Communications increased 16.7% to $3,754,000 for the three-month period ended September 30, 2002 as compared to $3,218,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002, net sales from Wireless Data Communication increased 57.0% to $12,520,000 as compared to $7,972,000 in the comparable period in 2001. These increases in net sales were offset by a decrease in net sales from Digital Multimedia and Networking of 28.7% to $2,038,000 for the three-month period ended September 30, 2002 as compared to $2,859,000 in the comparable period in 2001 and 18.4% to $7,409,000 for the first nine months of the year compared to $9,804,000 in the comparable period in 2001. As a percentage of total net sales, Wireless Data Communications increased to 62.2% for the three-month period ended September 30, 2002 compared to 51.5% in the comparable period in 2001 and to 60.7% for the first nine months of this year compared to 45.2% for the first nine months of last year.

The Wireless Data Communications net sales increases were primarily due to higher product sales of fixed wireless devices, the introduction of a mobile wireless device in the beginning of 2002 and higher services revenues from increased network connections and mobile message services, with both new and existing customers. The decrease in Digital Multimedia and Networking net sales was due to lower product sales due to decreases in capital spending in the telecommunication industry and with distant learning customers, partially offset by an increase in service revenues from system integrations and network monitoring. Net sales of Wireline Security for both periods reported for this year were slightly higher than those of the prior year.

Gross profit, as a percentage of net sales, was 36.0% in the three-month period ended September 30, 2002 as compared to 36.1% for the comparable period in 2001. In the nine-month period ended September 30, 2002 gross profit as a percentage of sales increased to 46.4% as compared to 36.6% in the comparable period in 2001. While the gross profit rate for the third quarter was comparable to the same period in the prior year, it was lower than the gross profit rate for the first six months of the year primarily due to the repossession of customer product during the quarter, along with lower Wireless Data Communications and Digital Multimedia and Networking sales volume during the three months. The reason for the increase in the gross profit rate for the year to date was primarily attributable to the higher product and service sales activities of Wireless Data Communications, lower product costs due to the redesign of certain wireless devices, the introduction of a mobile wireless product, and to a lesser extent, higher gross profit service sales activity in Digital Multimedia and Networking.

Research and development expenses decreased 110.8% to $(63,000) in the three-month period ended September 30, 2002 as compared to $584,000 for the comparable period in 2001. In the nine-month period ended September 30, 2002 research and development expenses decreased 65.6% to $728,000 as compared to $2,117,000 in the comparable period in 2001. The principal reasons for the decrease in research and development expenses for both periods was a reduced requirement for development efforts in 2002 and the capitalization of development costs of $208,000 in the third quarter and $774,000 in the first nine months of this year for new products that reached technical feasibility and for internal use software developed during these periods. In addition, $332,000 of expenses reported as research and development expenses in the first six months of this year were reclassified to selling, general and administrative expenses in the third quarter.

Selling, general, administrative and other expenses increased 49.3% to $3,805,000 in the three-month period ended September 30, 2002 as compared to $2,549,000 for the comparable period in 2001. In the nine-month period ended September 30, 2002 selling, general, administrative and other expenses increased 13.0% to $9,212,000 as compared to $8,152,000 in the comparable period in 2001. As a percentage of sales, selling, general, administrative and other expenses increased to 63.0% for the third quarter of this year compared to

40.8% for the third quarter of last year and to 44.6% for the first nine months of this year compared to 46.2% for the first nine months of last year. The primary reason for the increase for was $655,000 in bad debt expense related to a write-off for customer product repossessed and an increase in allowances for doubtful accounts. The remainder of the increase was due to the reclassification of $332,000 of expenses reported as research and development expense if the first six months of this year, as described above.

Depreciation and amortization expense decreased 19.9% to $552,000 for the three-month period ended September 30, 2002 compared to $689,000 for the comparable period of 2001. In the nine-month period ended September 30, 2002 depreciation and amortization expenses decreased 20.3% to $1,620,000 as compared to $2,032,000 in the comparable period in 2001. The principal reason for the decrease is due to the reduction in goodwill amortization expense resulting from the implementation of SFAS 142 on January 1, 2002.

Costs of non-recurring acquisition activity were $185,000 for the three-month period ended September 30, 2002 and $1,899,000 for the nine-month period ended September 30, 2002. This write-off was the result of the Company reaching an impasse in the second quarter in its negotiations with BT Group plc to acquire their RedCARE division, its security products and service business. These costs were primarily related to legal and accounting expenses incurred during diligence and negotiations.

Business restructuring charges amounted to $609,000 in the nine-month period ended September 30, 2001 and related to a charge of $418,000 to cover employee separation costs and a one-time non-cash charge of $191,000 to cover the write down of excess and obsolete Digital Multimedia analog product inventory.

Interest and other income for the three-month period ended September 30, 2002 was $(14,000) compared to $234,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 interest and other income was $(70,000) as compared to $893,000 in the comparable period in 2001. These decreases in interest and other income were primarily the result of a decrease in income earned on cash balances and an increase in interest expense from capital leases.

Minority interest in the three-month period ended September 30, 2002 was $0 as compared to $714,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 minority interest was $326,000 as compared to $2,463,000 in the comparable period in 2001. The principle reason for the decrease in Minority interest is the depletion of Minority Interest on the Company's balance sheet.

The Company, due to the loss position from operations, did not record a tax provision in the three-month and nine-month periods ended September 30, 2002 and 2001, respectively. The $86,000 in income tax recorded during the nine-month period ended September 30, 2002 relates principally to an income tax withholding on an international product and service sale. A provision for the recovery of income tax of $115,000 was recorded in the nine-month period ended September 30, 2001 following the completion and submittal of the Company's federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company's Derived Channel technology.

The Company recorded a net loss of $2,338,000 in the three-month period ended September 30, 2002 as compared to net loss of $621,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 the Company recorded a net loss of $3,721,000 as compared to a net loss $2,983,000 in the comparable period in 2001.

The Company recorded a net loss applicable to common shareholders of $2,398,000 in the three-month period ended September 30, 2002 as compared to net loss applicable to common shareholders of $681,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 the Company recorded a net loss applicable to common shareholders of $3,901,000 as compared to a net loss applicable to common shareholders of $3,163,000 in the comparable period in 2001.

Excluding the $185,000 in cost related to non-recurring acquisition activity the Company would have recorded net loss applicable to common shareholders of $2,213,000 for the three-month period ended September 30, 2002 as compared to a net loss of $681,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 the Company would have recorded a net loss applicable to common shareholders of $2,002,000 as compared to a net loss $2,554,000 in the comparable period in 2001.

Basic and diluted earnings (loss) per common share decreased to $(0.22) in the three-month period ended September 30, 2002 as compared to $(0.06) in the comparable period in 2001. In the nine-month period ended September 30, 2002 basic and diluted earnings (loss) per share decreased to $(0.36) as compared to $(0.30) in the comparable period in 2001.

Excluding the cost related to non-recurring acquisition activity and business restructuring charges, basic and diluted earnings (loss) per common share decreased to $(0.21) in the three-month period ended September 30, 2002 as compared to $(0.06) in the comparable period in 2001. In the nine-month period ended September 30, 2002 basic and diluted earnings (loss) per share decreased to $(0.19) as compared to $(0.25) in the comparable period in 2001.

The weighted average and diluted shares outstanding increased to 10,773,000 for the period ended September 30, 2002 as compared to 10,481,000 in the comparable period in 2001. In the nine-month period ended September 30, 2002 weighted average and diluted shares outstanding increased to 10,696,000 as compared to 10,423,000 in the comparable period in 2001. For both periods the increase in shares was due to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995, the proceeds from the sale of its Derived Channel technology in November 1999, the proceeds from capital leases, and the proceeds from the exercise of stock options.

Net cash used in operating activities decreased to $2,737,000 for the nine-month period ended September 30, 2002 as compared to $3,251,000 in the comparable period in 2001. The decrease in cash used was primarily due to a reduction in minority interest to $326,000 this year to date compared to $2,463,000 last year to date, partially offset by an increase in net losses to $3,721,000 this year to date compared to a net loss of $2,983,000 last year to date and, to a lesser extent, working capital usage of $517,000 and $237,000 for the same periods, respectively.

Net cash used in investing activities increased to $2,652,000 in the nine-month period ended September 30, 2002 as compared to $1,320,000 in the comparable period in 2001. The increase in cash used was primarily the result of increased investment in intangible assets, including the purchase of a software license and the capitalization of internally developed software for customer product and service applications and for internal use.

Net cash provided by financing activities increased to $2,451,000 in the nine-month period ended September 30, 2002 as compared to $85,000 in the comparable period in 2001. The increase in cash was primarily due to the receipt of $1,177,000 in the nine-month period to September 30, 2002 from the exercise of stock options which resulted in the issuance of an additional 255,529 shares of the Company's Class A Common Stock against the receipt of $294,000 in the nine-month period to September 30, 2001 from the exercise of stock options which resulted in the issuance of an additional 112,452 shares of the Company's Class A Common Stock, respectively.

In addition, the Company received proceeds, net of payments, of $1,274,000 during the first nine months of the year from capital leases and other obligations related to assets purchases.

The Company had working capital balances of $8,243,000 and $11,332,000, respectively, as of September 30, 2002 and December 31, 2001.

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

The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated to continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At September 30, 2002 the Company had provided total interest bearing debt-financing amounting to $18,080,000.

Under the terms of the Cellemetry LLC ("Cellemetry") operating agreement, as amended by the First Amendment to the Operating Agreement of Cellemetry LLC, dated November 1, 1999, as of November 1, 2002, Cingular Wireless LLC ("Cingular") may have certain rights, at the Company's option, with respect to Cingular's interest in Cellemetry LLC. The Company is currently in discussions with Cingular regarding its interest in Cellemetry and the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

At September 30, 2002 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company invests cash balances in excess of operating requirements. At September 30, 2002 the Company had no outstanding borrowings payable except for obligations under capital leases. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company's Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceedings will have a materially adverse effect on its business, its financial condition, or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

         b. Reports on Form 8-K during the quarter ended September 30, 2002.

         None - not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NUMEREX CORP.
                                  (Registrant)


Date: November 13, 2002               By: /s/     Stratton J. Nicolaides
     ----------------------              ------------------------------
                                         STRATTON J. NICOLAIDES
                                         Chairman and Chief Executive Officer

Date: November 13, 2002               By:   /s/     Kenneth W. Taylor
     ----------------------              ------------------------------
                                         KENNETH W. TAYLOR
                                         Executive Vice President,
                                         Chief Financial Officer, and
                                         Principal Financial and Accounting
                                         Officer

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stratton J. Nicolaides, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Numerex Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                        /s/ Stratton J. Nicolaides
                                        ---------------------------------------
                                        Stratton J. Nicolaides
                                        Chief Executive Officer and
                                        Chairman

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth W. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Numerex Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002
                                     /s/ Kenneth W. Taylor
                                     -----------------------------------
                                     Kenneth W. Taylor
                                     Chief Financial Officer,
                                     Executive Vice President, and
                                     Principal Financial and Accounting Officer