Form 10-K
period 2002-12-31
NUMEREX CORP /PA/
filed 2003-03-31
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

(Title of Class)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes [ X ]              No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ X ]              No [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2002 is $96,335,983 1

The number of shares outstanding of the issuer’s Class A Common Stock, no par value as of March 10, 2003: 11,404,999

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company’s Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

[1]	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company’s Common Stock, multiplied by $8.95 the last reported sale price for the Company’s Common Stock on June 30, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

PRELIMINARY NOTE

     Unless otherwise indicated or the context otherwise requires: (i) the “Company” refers to Numerex Corp. and its wholly-owned and controlled subsidiaries, (ii) all references to Common Stock in this report refer to the Company’s Class A Common Stock and (iii) all references in this report to fiscal years are to the Company’s fiscal years ended December 31, 2002, 2001, and 2000 respectively.

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

     Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: the pace of technological change; variations in quarterly operating results; delays in the development, introduction and marketing of new wireless products and services; customer acceptance of products and services; economic conditions; the inability to raise additional capital or to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; general economic conditions and conditions affecting the capital markets. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

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

     The Company’s primary strategic objectives are to:

•	Implement a wireless data communications strategy which incorporates the development, marketing and sale of Cellemetry®, Uplink™, MobileGuardian™, Vending Solutions, FastTrack Wireless Solutions™, Data1Source™, and other wireless network technology, applications, products and services.

•	Acquire or develop technologies, which complement and enhance the Company’s wireless data communications strategy.

•	Acquire or develop lines of business, which complement the Company’s technology strategies, and are designed to enhance strategic objectives, and augment shareholder value.

•	Expand all business lines with a focus on a financial model of recurring revenues.

     Through Cellemetry LLC (“Cellemetry”) the Company provides a cost effective, two-way wireless data communication network throughout North America, Argentina, Colombia, Dutch Antilles, Paraguay and Puerto Rico with plans to further expand in international markets.

     Through Uplink Security, Inc. (“Uplink”), a wholly owned subsidiary of Cellemetry®, the Company provides a cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology. Utilizing Cellemetry®, as a means of data communications, combined with proprietary message processing and interface technologies, the Company believes that it has positioned Uplink™ to be an industry leader for cost effective wireless alarm communication. Cellemetry’s® interface technology provides the foundation of design and development of applications and solutions in certain business sectors other than fixed alarm security. In addition, Uplink™ products and services complement the Company’s wireline technology for the fixed alarm security market.

     Through MobileGuardian LLC, in February 2003 the Company introduced MobileGuardian™, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry® wireless data communications technology. MobileGuardian™ is sold through automotive dealerships, is professionally installed, and is operated by the consumer. The Company believes that MobileGuardian’s™ is well positioned from a price point and that with its value added features, like on demand locating capability, that MobileGuardian™ will be able to compete in the established vehicle location and recovery markets.

     Through Vending Solutions, the Company recently introduced its FT-V Product, a cost effective vending machine wireless monitoring product and service, initially targeted to the bottling industry. Installed in vending machines, the Company’s wireless device is designed to report on a real time basis critical data such as inventory levels, machine operating information (i.e.: temperature levels), coinage levels, and authorized / unauthorized entry into the machine, via Cellemetry® wireless data communications technology. The Company believes that this market offering presents a product feature set and price points not currently available to the vending industry and positions the Company to take a leading position in this developing market.

     Through FastTrack Wireless Solutions™ the Company provides application developers an interactive web-based wireless machine to machine (M2M) interface solution, which when combined with a customer application can monitor and control both fixed and mobile geographically remote systems. These applications use the Company’s wireless data technology Cellemetry® and deliver cost effective and efficient product and service solutions. FastTrack Wireless Solutions™ also provides application developers cost effective mobile asset tracking capability using a combination of Global Positioning System (GPS) technology and the Company’s wireless data technology Cellemetry® as the message delivery medium.

     Through its Circuit Watch™ product offering the Company provides cost effective T-1 telecommunication network integrity monitoring for users requiring notification of critical wireline network circuit interruptions or breaks. Status is provided by utilizing the Company’s core wireless data technology Cellemetry® as the message delivery medium. The Company is currently not marketing or selling Circuit Watch™, although it may re-introduce this product line in the future.

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

     Through its subsidiaries, Broadband Networks, Inc. (“Broadband”) and BNI Solutions LLC (“BNI Solutions”), the Company principally designs, develops, markets, and sells PowerPlay™ its digital multimedia product. PowerPlay™ is designed for a wide range of applications, which require high quality interactive video, audio and data communication. With a focus on the “distance learning” horizontal Power Play™ can schedule or produce ‘on-demand’ multimedia conferencing between any combination of desktop workstations, mobile roll about projection units, or dedicated conference rooms. Each station has access to all of the resources of the entire network. This includes: secure point-to-point, or multiple participants full motion video conferencing with far end device control; central media libraries or servers, which provide media retrieval and video-on-demand capability; secure on-demand gateways to national sites, public switched networks and the Internet; compatibility/connectivity between any combination of desktops, conference rooms, servers, or gateways; data and document collaboration combined with real time full motion video; and voice over IP from any station to any station, or the world via a central gateway.

     The Company’s digital multimedia business also provides systems design, products, integration services, installation, and operator training for interactive voice, video, and data via fiber optic transport. This integration of the Company’s Broadband fiber optic transport expertise, to date, has been in the area of educational enhancement through distance learning.

     In addition, the Company provides telecommunications network operational support systems and services through its subsidiary Digilog, Inc. (“Digilog”), to operating telephone companies and equipment and services through its subsidiaries, DCX Systems, Inc. (“DCX Systems”) and DCX Systems (Australia) Pty Limited (“DCX Australia”) to operating telephone companies and the security industry.

Background

     The Company’s business began in July 1992 with the acquisition of the derived channel technology that creates an inaudible frequency on an existing telephone line below the voice communications spectrum for data transmission (“Derived Channel”). The Company expanded its business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies, including its investments in Digilog and DCX Systems in 1994, Broadband and Uplink in 1997 and subsequent investments in Uplink in 1998 and 2001. In November 1999, the Company sold its Derived Channel technology to British Telecommunications plc (“BT”).

     In May 1998, the Company, BellSouth Wireless and BellSouth Corporation completed a transaction whereby Cellemetry®, a joint venture between the Company and Cingular, was formed. On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s common stock owned by Cingular for $5 million (the “Cellemetry Transaction”).

MACHINE to MACHINE (M2M) COMMUNICATIONS (Telemetry)

Wireless Data Communications
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

     Cellemetry® Data Service is wireless telemetry, or remote monitoring, over the cellular telephone network. It provides a means of sending short, telemetry-like messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator. Cellemetry® Data Service does not use or impact voice channels, and is a patented technology of Cellemetry®. Licensing agreements have been negotiated with cellular carriers throughout North America, Argentina, Colombia, Dutch Antilles, Paraguay and Puerto Rico to make Cellemetry® services widely available. Licensing agreements have also been negotiated with application developers and radio manufacturers to provide Cellemetry® applications and equipment across urban, rural, and industrial markets.

     Cellemetry® Data Service enables messaging for many different business applications. It can, for example, report alarm messages, utility meter readings, vehicle and trailer location, and vending machine status. It is unique because it uses the underutilized portion of the cellular system, the overhead control channels, to convey short data messages without impacting or using the voice channels. These control channels are used to transmit necessary information for all call initiations (both incoming and outgoing) between the cellular system and the cellular customer’s equipment. The message handling capacity of these control channels is far greater than is required by the existing cellular system, even during the busiest times of the day.

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

Uplink™

     Uplink designs, develops, markets and sells interface and routing technologies that use Cellemetry® for security alarm communications applications. Because Cellemetry® utilizes the existing cellular network and relatively inexpensive radio transmitters, Cellemetry® applications can quickly and economically monitor and control equipment at remote locations.

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

MobileGuardian™

     MobileGuardian™, a product and service offering, is a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry® wireless data communications technology. The Company’s sales channel for MobileGuardian™ is automotive dealerships, where the wireless device is professionally installed in the owner’s vehicle. Once the device is installed and service has been initiated, the vehicle owner accesses the secure MobileGuardian™ Web site using a proprietary login and password.

     If the car’s alarm system is triggered, a message is sent to the MobileGuardian™ device located in the vehicle, which will then wirelessly transmit a theft alert notification over the Cellemetry® wireless data communications network to the vehicle’s owner via their wireless phone, email or pager. The owner may then log on to the secure MobileGuardian™ Web site to send an immediate locate request to the vehicle. Owners may then remotely disable the vehicle at the touch of a button and prevent it from being re-started, while they call the police authorities to report the theft and give them the location of the vehicle. This improves the prospects of vehicle recovery and the time frames in which the recovery occurs. In addition, the vehicle’s owner can utilize the MobileGuardian™ system for purposes of simply tracking the vehicle, without the alarm system triggering. The owner can purchase, via the Web site, additional “locates”, or messaging, beyond those allotted at the time of purchase in order to track or disable their vehicle at anytime.

     The Company believes MobileGuardian’s™ price point and valued added features will allow it to compete in the established vehicle location and recovery markets and, because of the nationwide coverage of Cellemetry®, allow it to develop markets in areas of the country that currently do not have access to such service offerings.

Vending Solutions

     Numerex Vending Solutions, a product and service offering, is a Web-based vending machine monitoring solution that combines the Company’s wireless monitoring devices and Cellemetry® wireless data communications technology. Once installed in the vending customers machines, the Company’s wireless device will report on a real time basis critical data such as inventory levels, machine operating information (i.e.: temperature levels), coinage levels, and authorized / unauthorized entry into the machine. This application is particularly valuable to vending operators that have machines widely dispersed in large geographic areas or in remote locations and where wireline communications are unavailable or unreliable.

     The Company is initially targeting the bottling industry for this product and service, but believes it can be marketed to an expanded audience utilizing a variety of vending applications.

FastTrack Wireless Solutions™

     FastTrack Wireless Solutions™, a product and service offering, is designed to provide application developers with an interactive Web-based wireless machine to machine (M2M) interface solutions, which monitor and control geographically remote systems and applications.

     The Company marketed FastTrack Wireless Solutions™ as a service offering to Cellemetry® application and potential application partners as a means to reduce the development and engineering time for applications by providing most of the information and resources, including generic Cellemetry® product, necessary to more speedily bring applications to market.

     The Company is planning to limit its marketing and selling of this product to current customers and to select potential application partners who have or are in the process of developing an application utilizing the Cellemetry® Data Service.

Circuit Watch™

     Circuit Watch™, a product and service offering, is a wireless monitoring system for high-speed data lines. Utilizing the Cellemetry® data network Circuit Watch™ facilitates the remote monitoring and reporting of T-1 circuit status. The Company is not currently marketing this product line, but may re-introduce Circuit Watch™ in the future.

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

     The Company currently offers Cellemetry® service in North America, Argentina, Colombia, Dutch Antilles, Paraguay, and Puerto Rico through licensing agreements with both cellular carriers and local resellers. The Company intends to offer Cellemetry® in various international markets directly and through strategic partnerships, alliances and other channels of distribution.

     The Company markets its Data1Source™ “SMS” service offering to cellular carriers on the basis of a competitive subscriber-based pricing model combined with a usage fee structure, which may be content and volume related. The primary benefit to cellular carriers utilizing the Company’s SMS service offering is the limited capital investment involved in establishing the service and the competitive price points provided, combined with its widespread availability.

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

Sales and Marketing

     The Company intends to provide a level of marketing support to the Telecomms and alarm system distributors, in its licensed territories, and to seek more comprehensive associations with Telecomms, enabling the Company to market its Derived Channel security alarm transport directly to the industry in an effort to capture a share of the recurring revenue generated by the applications. The Company has a presence in the private market sector (non-publicly switched traffic), and serving customers who have control and ownership of their own telephone facilities. This segment of the market needs smaller systems and has fewer connection points than the systems, which have been marketed to the major telephone companies. The Company is not actively marketing derived channel in the US, or any of its licensed territories other than Australia, where it is expanding its relationship with a major Telecomm.

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

     The Company has developed and continues to enhance its line of software, data, and fiber optic transmission products. In addition, the Company has developed a digital multimedia solution, PowerPlay™, which provides capability for interactive videoconferencing over the same network platform that carries standard data traffic. The Company believes that PowerPlay™ represents a significant advance over the prior generation product EDCOMM™, which was targeted at the distance learning market, because of PowerPlay™’s broader range of potential uses.

     System Solution Services. The Company designs and implements systems utilizing in-house manufactured products and products supplied by third parties. It also trains the end-users as an integral aspect of providing complete system solutions. The Company believes its total system solution focus differentiates it from competitors while providing an additional source of revenue growth.

     PowerPlay™ Solution. PowerPlay™ is the Company’s digital multimedia solution for high bandwidth private network applications. PowerPlay™ is an integrated hardware-software system, which supports user-friendly control of all network devices including VCRs, cameras, and switches. This product permits the scheduling and conduct of video conferencing via a desktop workstation, a roll about cart or a configured classroom or business environment. The PowerPlay™ system incorporates proprietary software; both Company and third party developed hardware, and is compatible with all standards based transmission networks. The Company believes that PowerPlay™ is unique with respect to its capability to deliver full motion video signals while using a relatively small amount of bandwidth.

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

Sales and Marketing

     The Company markets its digital multimedia products and services through a combination of system integrators and value added resellers. The Company believes it will be necessary to expand its sales and marketing efforts in the future to remain competitive and take advantage of market opportunities, as well as to expand into international markets.

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

Sales and Marketing

     The Company’s Digilog™ networking products are sold direct by the Company’s sales personnel, who work within the telephone central office and are encouraged to develop practical solutions for the customer’s program managers. The Company believes that this approach has proven to be very efficient. In addition, the Company has developed partnerships with a major Telecom vendor and other suppliers of monitoring equipment. Establishing relationships such as these facilitates access to a much broader market without the additional expense of a large and specialized sales force.

GENERAL

Suppliers

     The Company relies on third party subcontractors, both in the USA and overseas, to manufacture some of the equipment used to provide its wireless data product solutions, Derived Channel and networking equipment and products. In addition, some of the Company’s products are obtained from sole source suppliers. The loss of a subcontractor or supplier could cause a disruption in the Company’s business due to the short lead-times demanded by certain of the Company’s customers.

Competition

     The Company has one direct competitor for its wireless communications business Cellemetry® technology – Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Numerous indirect competitors are actively pursuing the short message wireless data transport market, principally, two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS. The Company believes that its ubiquitous North American coverage, price points, and system performance will enable it to effectively compete for market share. However, many of the competitors have greater financial and other resources than the Company, which may provide them a competitive advantage in marketing and selling as well as technological advantages obtained through greater outlays of resources for research and development.

     The Company’s Uplink™ security products and services have two primary competitors in its existing channels of distribution, Ademco’s Alarmnet C and Telular’s Teleguard Databurst, both of which use the Aeris.net wireless communications solution. GE Interlogix and DSC Skyrate also offer competitive hardware product solutions, but their service is provided by the Company’s Cellemetry® wireless communication solution. The Company believes that Uplink’s products and airtime communications charges are competitively priced.

     The Company has two direct competitors in the vehicle location and recovery business, LoJack Corporation, the incumbent and pioneer in the industry, and OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of services, including vehicle location and recovery. There are also numerous other companies that currently offer or are developing other wireless solutions in this area.

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

Research and Development

     Technology is subject to rapid change, so the introduction of new products, technologies and applications in the Company’s markets could adversely affect the Company’s business. The Company’s success will depend, in part, on its ability to enhance existing products and introduce new products and applications on a timely basis. The Company plans to continue to devote a portion of its resources to the research and development function.

     The Company continues to invest in improvements to various Numerex technologies, including Cellemetry® and its service capabilities on an ongoing basis, focused primarily on the development of expanded service bureau capabilities, further communications costs reductions, and additional enhancement to application-specific capabilities.

Product Warranty and Service

     The Company’s wireless communications business, depending on the product, provides a one-year to three-year, parts and labor warranty. The Company’s Wireline Data communications (Derived Channel) business provides customers with limited one-year warranties on scanners and message switch software while Subscriber Terminal Units (“STUs”) are typically sold with a one- or two-year labor and materials warranty. The Company’s digital multimedia business provides either a one- or two-year warranty on parts and labor, depending on the scale and type of product provided. The Company’s networking business provides a one- or two-year warranty on all telecommunications networking products. In addition, a “help desk” and training support is offered to users of telecommunications networking products. To date, the cost to the Company of its warranty programs have not been material.

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

Regulation

     Federal, state and local communications laws and regulations have not posed any significant impediments either to the delivery of wireless data signals using the Cellemetry network or the provision of alarm services by telephone companies using Derived Channel technology. The Company may be subject to certain taxes and fees in connection with such communications laws and regulations, including the federal universal service charge.

     Within less than 5 years, the FCC likely will eliminate its requirement that cellular carriers offer analog service pursuant to the Advanced Mobile Phone Service, or AMPS standard. When this requirement is phased-out, cellular carriers facing a spectrum shortage may stop offering analog AMPS cellular service and use the spectrum for other purposes. Cellemetry®, which currently uses the control channel of AMPS cellular service, would have to migrate its service to the control channels of digital TDMA or CDMA wireless service or to the Short Message Services of digital GSM wireless service, and customers that use Cellemetry®-based services would have to replace incompatible radios. The Company’s wireless products and services that make use of Cellemetry® would be similarly affected. The Company is moving towards a digital standard and is developing and testing products to help customers with this transition.

     The FCC also has eliminated most of its rules that restricted wireless carriers from consolidating. Consolidation of wireless carriers could affect demand for our Data1Source® service, whose principal customers are smaller wireless carriers that want to offer Short Message Services but do not have their own Short Message Service Center. Consolidation of wireless carriers also could reduce the number of potential suppliers of control channel capacity for our Cellemetry® service.

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

Employees

     The Company, as of March 14, 2003, employs 79 employees in the U.S., consisting of 4 in manufacturing, 27 in sales, marketing and customer service, 25 in engineering and operations and 23 in management and administration. No union represents any of the Company’s employees. The Company believes that its relationship with its employees is satisfactory.

Executive Officers and Key Employees of Registrant

     The following sets forth the names, ages and positions of the executive officers and certain key employees of the Company as of March 14, 2003:

     Michael A. Marett, age 48, has been an Executive Vice President of the Company since February 2001. From 1999 to 2001, Mr. Marett was Vice President, Sales and Marketing of TManage, Inc. From 1997 to 1999 Mr. Marett was Vice President, Business Development of Mitel Business Communications Systems, a division of Mitel Corporation. Prior to this position Mr. Marett held a number of executive positions at Bell Atlantic.

     Stratton J. Nicolaides, age 49, has served as Chief Executive Officer of the Company from April 2000 having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999. From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership and provided consulting services to Dominion Group Limited.

     Roland W. Rice, age 43, has been an Executive Vice President of the Company since August 2001 having joined in February 2001 as Vice President, Sales. From 1996 to 2001, Mr. Rice was Vice President, North American Sales, for Sonicblue, Inc. (formerly, Diamond Multimedia). From 1993 to 1996, Mr. Rice was General Manager, North American Sales of Hayes.

     Kenneth W. Taylor, age 42, has been the Chief Financial Officer of the Company since July 2002. From 2001 to 2002, Mr. Taylor served as Chief Financial Officer of Rodenstock of North America. From 1987 until 2000, Mr. Taylor served as Corporate Controller and executive team member of Scientific Games Holdings Corp.

Item 2. Properties.

     All of the Company’s facilities are leased. Set forth below is certain information with respect to the Company’s leased facilities:

Location	Principal Business	Square Footage	Lease Term

Willow Grove, Pennsylvania	Networking and Wireline Data Communications	10,000	2003

State College, Pennsylvania	Digital Multimedia	10,788	2003

West Conshohocken, Pennsylvania	Executive Office [1]	2,815	2002

Atlanta, Georgia	Wireless Data Communications and Principal Executive Office	14,027	2010

Atlanta, Georgia	Wireless Data Communications	6,946	2010

Atlanta, Georgia	Wireless Data Communications	1,658	2005

1Executive office prior to relocation to Atlanta, was sub-leased. This lease expired in 2002 and was not renewed.

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

     The Cellemetry® Operating Agreement provides for certain restrictions on dividends and distributions.

     The Company’s Common Stock is quoted on the NASDAQ National Market and traded under the symbol “NMRX.”

     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ National Market for the applicable periods.

Fiscal 2002	High	Low

First Quarter (January 1, 2002 to March 31, 2002)	$9.50	$7.00
Second Quarter (April 1, 2002 to June 30, 2002)	11.47	7.11
Third Quarter (July 1, 2002 to September 30, 2002)	8.93	3.99
Fourth Quarter (October 1, 2002 to December 31, 2002)	5.08	2.00

Fiscal 2001	High	Low

First Quarter (January 1, 2001 to March 31, 2001)	$9.38	$5.94
Second Quarter (April 1, 2001 to June 30, 2001)	9.60	5.10
Third Quarter (July 1, 2001 to September 30, 2001)	9.04	5.82
Fourth Quarter (October 1, 2001 to December 31, 2001)	7.65	5.85

     As of March 10, 2003, there were 75 shareholders of record of the Company’s Common Stock, which include shares held in street name by brokers or nominees.

Item 6. Selected Financial Data.

     Incorporated by reference from the Company’s 2002 Annual Report to Shareholders, pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from the Company’s 2002 Annual Report to Shareholders pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated herein at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2003 Annual Meeting of

Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))

Equity compensation plans approved by security holders	1,058,873	$6.18	609,455
Equity compensation plans not approved by security holders	—	—	—

Total	1,058,873	$6.18	609,455

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Controls and Procedures.

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1.

Index to Financial Statements of the Company

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2002, and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Report of Independent Certified Public Accountants

Schedule II — Valuation and qualifying accounts

3.	List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

2.1[1]	Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.2[2]	Shareholders’ Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.3[3]	Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited

3.1[4]	Amended and Restated Articles of Incorporation of the Company, as amended

3.2[4]	Bylaws of the Company

10.1[4]	The Numerex Corp. Savings and Profit Sharing Plan — Summary Plan Description (Management Compensation Plan)

10.2[5]	Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.3[6]	Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10.4[7]	Registration Agreement between the Company and Dominion dated July 13, 1992

10.5[6]	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re:
designation of director

10.6[4]	Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

10.7[10]	1999 Long-Term Incentive Plan. (Management Compensation Plan)

10.8[8]	Formation Agreement among Numerex Corp., BellSouth Wireless, Inc. and BellSouth Corporation dated February 25, 1998.

10.9[9]	Operating Agreement between Numerex Corp. and BellSouth Wireless, Inc. dated May 15, 1998.

10.10[3]	First Amendment to Operating Agreement of Cellemetry LLC between Numerex Corp. and BellSouth Wireless, Inc. effective as of November 1, 1999.

11	Computation of Earnings Per Share

13	Pursuant to Note 2 of Instruction G (2) to Form 10-K, in response to Item 6. Selected Financial Data, “Selected Consolidated Financial Data” and in response to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are incorporated by reference from the Company’s 2002 Annual Report to Shareholders’ and are being filed in electronic format. No other sections of the Company’s 2002 Annual Report to Shareholders shall be deemed “filed” as part of this filing.

21	Subsidiaries of Numerex Corp.

[1]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997 (File No. 0-22920)

[2]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2000 for the year ended October 31, 1997 (File No. 0-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

[4]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

[5]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

[6]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

[7]	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

[8]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1998 (File No. 0-22920)

[9]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1998 (File No. 0-22920)

[10]	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-22920)

99.1	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

(b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: March 31, 2003	By:	/s/Stratton J. Nicolaides

Stratton J. Nicolaides, Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Stratton J. Nicolaides Stratton J. Nicolaides	Chairman and Chief Executive Officer	March 31, 2003

/s/ Brian C. Beazer Brian C. Beazer	Director	March 31, 2003

/s/ George Benson George Benson	Director	March 31, 2003

/s/ Matthew J. Flanigan Matthew J. Flanigan	Director	March 31, 2003

/s/ Allan H. Liu Allan H. Liu	Director	March 31, 2003

/s/ John G. Raos John G. Raos	Director	March 31, 2003

/s/ Andrew J. Ryan Andrew J. Ryan	Director	March 31, 2003

/s/Kenneth W. Taylor Kenneth W. Taylor	Executive Vice President, Chief Financial Officer, Principal Financial and Accounting Officer	March 31, 2003

Certifications

Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stratton J. Nicolaides, certify that:

1. I have reviewed this annual report on Form 10-K of Numerex Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ Stratton J. Nicolaides

Stratton J. Nicolaides
Chief Executive Officer and
Chairman

Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kenneth W. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Numerex Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Kenneth W. Taylor

Kenneth W. Taylor
Chief Financial Officer,
Executive Vice President, and
Principal Financial and Accounting Officer

Report of Independent Certified Public Accountants

To the Shareholders and Board of
   Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the “Company”) as of December 31, 2002, and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries as of December 31, 2002, and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A-20 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS”) on January 1, 2002.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 20, 2003 (except for Note M, as to which the date is March 28, 2003)

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

ASSETS

	December 31,

	2002	2001

CURRENT ASSETS
Cash and cash equivalents (Note A-3)	$2,137	$5,401
Accounts receivable (net of allowances of $1,272 and $534, respectively (Note A-10)	4,459	7,676
Notes receivable, net (Notes A-9 and A-10)	823	94
Inventory, net (Notes A-8 and E)	5,189	5,077
Prepaid taxes (Notes A-7 and G)	—	48
Prepaid expenses and interest receivable	976	1,045

Total current assets	13,584	19,341

Property and equipment, net (Notes A-5 and F)	2,475	3,107
Goodwill, net (Notes A-4 and A-20)	10,983	10,983
Intangible assets, net (Notes A-4)	8,050	8,812
Software, net (Notes A-4)	1,963	410
Notes receivable, long term	48	204
Other assets	8	117

	$37,111	$42,974

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2002	2001

CURRENT LIABILITIES
Accounts payable	$5,238	$6,652
Deferred revenues	819	658
Other accrued liabilities	1,866	758
Obligations under capital leases, current portion (Note I)	710	145

Total current liabilities	8,633	8,213

LONG-TERM DEBT
Obligations under capital leases	863	327

MINORITY INTEREST (Note C)	—	326

COMMITMENTS AND CONTINGENCIES
(Notes H and I)

SHAREHOLDERS’ EQUITY
Preferred stock — no par value; authorized 3,000,000 shares; issued 0 and 30,000 shares	—	3,000
Class A common stock — no par value; authorized 30,000,000 shares; issued 13,168,889 and 12,286,419 shares	36,769	32,590
Class B common stock — no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital	439	439
Treasury stock, at cost, 1,766,400 and 1,766,400 shares	(9,222)	(9,222)
Accumulated other comprehensive loss	(9)	(27)
Retained earnings (deficit)	(362)	7,328

Total shareholders’ equity	27,615	34,108

	$37,111	$42,974

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the years ended December 31,

	2002	2001	2000

Net sales	$24,501	$24,258	$20,290
Cost of sales	13,952	14,737	12,020
Depreciation and amortization	328	267	270

Gross profit	10,221	9,254	8,000

Research and development expenses	1,097	2,755	3,430
Selling, general, administrative and other expenses	12,509	10,710	10,983
Depreciation and amortization	2,184	2,701	2,593
Costs related to non-recurring acquisition activity (Note D)	1,899	—	—
Non-recurring employee separation costs (Note D)	—	418	—

Operating loss	(7,468)	(7,330)	(9,006)

Interest and other income (expense), net	(212)	934	1,900
Minority interest	326	3,139	3,146

Loss before income taxes	(7,354)	(3,257)	(3,960)

Income tax expense (benefit) (Notes A-7 and G)	96	(115)	—

Net loss	(7,450)	(3,142)	(3,960)

Preferred stock dividend	240	240	240

Loss applicable to common Shareholders	$(7,690)	$(3,382)	$(4,200)

Other comprehensive income (loss), net of income taxes Foreign currency translation adjustment (Note A-15)	18	(7)	—

Comprehensive loss	$(7,672)	$(3,389)	$(4,200)

Basic loss per share (Note A-19)	$(0.71)	$(0.32)	$(0.40)

Diluted loss per share	$(0.71)	$(0.32)	$(0.40)

Weighted average number of shares used in per share calculation (Note A-19):
Basic	10,766	10,446	10,512

Diluted	10,766	10,446	10,512

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

							Accumulated
						Additional	Other	Retained
	Preferred	Stock	Common	Stock	Paid-In	Treasury	Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	(Deficit)	Total

Balance, December 31, 1999	30	$3,000	11,609	$29,870	$370	$(5,222)	$(20)	$14,910	$42,908
Issuance of shares in connection with exercise of stock options and warrants	—	—	548	2,194	—	—	—	—	2,194
Purchase of treasury stock	—	—	—	—	—	(4,000)	—	—	(4,000)
Net loss	—	—	—	—	—	—	—	(4,200)	(4,200)

Balance, December 31, 2000	30	3,000	12,157	32,064	370	(9,222)	(20)	10,710	36,902

Issuance of shares in connection with exercise of stock options	—	—	105	344	—	—	—	—	344
Issuance of shares under Directors Stock Plan	—	—	1	9	—	—	—	—	9
Issuance of shares in connection with Stock Exchange Agreement	—	—	23	173	—	—	—	—	173
Option repricing	—	—	—	—	69	—	—	—	69
Translation adjustment	—	—	—	—	—	—	(7)	—	(7)
Net Loss	—	—	—	—	—	—	—	(3,382)	(3,382)

Balance, December 31, 2001	30	3,000	12,286	$32,590	$439	(9,222)	(27)	7,328	$34,108

Issuance of shares under Directors Stock Plan	—	—	3	12	—	—	—	—	12
Issuance of shares in connection with
exercise of stock options and warrants	—	—	255	1,167	—	—	—	—	1,167
Conversion of Preferred Stock to common shares	(30)	(3,000)	625	3,000	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	18	—	18
Net Loss	—	—	—	—	—	—	—	(7,690)	(7,690)

Balance, December 31, 2002	—	$—	13,169	$36,769	$439	$(9,222)	$(9)	$(362)	$27,615

The accompany notes are an integral part of this statement.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(7,450)	$(3,142)	$(3,960)
Adjustments to reconcile net loss used in operating activities:
Depreciation	1,312	1,454	1,374
Amortization	1,200	1,514	1,488
Compensation expense	—	12	—
Minority interest	(326)	(3,139)	(3,146)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable, net	2,692	(304)	(912)
Inventory	(112)	(959)	(499)
Prepaid expenses and interest receivable	69	(1,078)	(191)
Other assets	61	(33)	—
Accounts payable	(1,412)	1,566	493
Income taxes	48	(10)	(860)
Other accrued liabilities	1,028	882	(1,089)

Net cash used in operating activities	(2,890)	(3,237)	(7,302)

Cash flows from investing activities:
Purchase of property and equipment	(107)	(1,075)	(1,325)
Purchase of intangible and other assets	(1,042)	(345)	(245)
Acquisition of minority interest	—	(794)	(58)

Net cash used in investing activities	(1,149)	(2,214)	(1,628)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(In Thousands)

	For the years ended December 31,

	2002	2001	2000

Cash flows from financing activities:
Proceeds from exercise of stock options	$1,177	$362	$2,232
Principal payments on capital lease obligations	(420)	(48)	(38)
Payment of preferred stock dividends	—	—	(180)
Purchase of treasury stock	—	—	(4,000)

Net cash provided by (used in) financing activities	757	314	(1,986)

Effect of exchange differences on cash	18	(29)	(7)

Net (decrease) in cash and cash equivalents	(3,264)	(5,166)	(10,923)

Cash and cash equivalents, beginning of year	5,401	10,567	21,490

Cash and cash equivalents, end of year	$2,137	$5,401	$10,567

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	$198	$524	$916
Income taxes	$97	$(115)	$536
Disclosure of non-cash activities:
Capital leases	$1,755	$350	$66

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.	Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. As of December 31, 2002, cash and cash equivalents include $669,000 restricted cash to support letters of credits. This cash is held in the form of two time deposits, one for $447,000 maturing in February 2003, when it will become accessible, and the other for $222,000 maturing in November 2004, when it will become accessible.

4.	Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over its expected useful life. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property is amortized using the straight-line method over 7 to 16 years. In accordance with the Statement of Financial Accounting Standards No. 142 (“SFAS 142), there is no goodwill amortization in 2002 (see Note A-20 — Recent Accounting Pronouncements). For the years ended December 31, 2001 and 2000, goodwill was amortized on the straight-line method over 12 to 20 years.

The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technical feasibility are expensed as incurred.

The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption, the Company reviewed the classification of its goodwill and other tangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which will result in reduced expense of approximately $768,000 on an annualized basis. The Company also tested goodwill for impairment by comparing the fair values of the Company’s reporting units to their carrying values as of January 1, 2001 and determined that there was no goodwill impairment at that time. The components of intangible assets are as follows:

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

4.	Intangible Assets — Continued

(In thousands)	December 31,

	2002	2001

Goodwill	$13,600	$13,600
Purchased and developed software	2,768	854
Patents, trade and service marks	11,125	11,079
Intangible and other assets	284	283

Total intangible assets	27,777	25,816
Accumulated amortization	(6,781)	(5,611)

Intangible assets, net	$20,996	$20,205

5.	Property and Equipment

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

•	Short-term leasehold improvements over the term of the lease	3-10 years
•	Plant and machinery	4-10 years
•	Equipment, fixtures and fittings	3-10 years

6.	Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the years ended December 31, 2002, 2001, and 2000, respectively.

7.	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided for deferred tax assets when it is more likely than not that the assets will not be realized.

8.	Inventory

Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

9.	Notes Receivable

In 2002, the company converted $612,000 of accounts receivable to notes receivable. These notes are payable to the company in installments for periods ranging from 9 to 18 months. In 2001, the company had notes receivable of $298,000 payable over 24 months. For purposes of valuation, notes receivable and accounts receivable are considered in total in determining the allowance for doubtful accounts.

10.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable and notes receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

11.	Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

14.	Revenue Recognition — Continued

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

18.	Stock-Based Compensation

Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note K — Stock Option Plans).

Had compensation expense for the Company’s aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

(In thousands except per share data)	For the years ended December 31,

	2002	2001	2000

Net loss — as reported	(7,672)	(3,382)	(4,200)
Net loss — pro forma	(8,858)	(4,503)	(5,096)
Loss per share — as reported	(0.71)	(0.32)	(0.40)
Loss per share — pro forma	(0.82)	(0.43)	(0.48)

The pro forma effect on net loss and loss per share for the years ended December 31, 2002, 2001, and 2000, respectively, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

19.	Earnings (Loss) Per Share — continued

For the years ended December 31, 2002, 2001, and 2000, the Company’s potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 1,059,000, 1,985,000, and 1,739,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

20.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite life intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002. Pro forma results for the year ended December 31, 2001 and December 31, 2000 assuming the discontinuation of amortization of Goodwill, is shown below:

(In thousands except per share data)	For the years ended December 31,

	2001	2000

Net loss — as reported	$(3,382)	$(4,200)
Goodwill amortization	713	673

Net loss — pro forma	(2,669)	(3,287)
Loss per share — as reported	(0.32)	(0.40)
Loss per share — pro forma	(0.26)	(0.31)

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

20.	Recent Accounting Pronouncements — Continued

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe FAS 148 will have a material effect on its financial statements.

21.	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE B – LIQUIDITY

As disclosed in the financial statements, the Company’s operations used significant amounts of cash in 2002. The Company continues to add products and distribution channels for its products, but the Company’s longer-term success will depend upon increased cash flow. The Company believes that the combination of additional funding provided by a certain shareholder via a line of credit (see Note M — Subsequent Events) and cash generated from future operations will be sufficient to meet the Company’s operating requirements through at least December 31, 2003, assuming no material adverse change in the operation of the Company’s business. The Company is also considering other sources of funding, including the sale of certain non-core assets and / or the issuance of equity or debt securities, including without limitation a rights offering.

NOTE C — INVESTMENTS

Broadband Networks, Inc.

On February 28, 1997, the Company acquired 100% of the outstanding common stock of Broadband Networks, Inc. (“Broadband”). Certain employees of Broadband continued to hold incentive stock options, which upon exercise would have entitled them to own approximately 18% of Broadband’s outstanding common shares. These shares became exercisable in 2001. On July 6, 2001, the Company completed (i) the acquisition of all of the shares held by the minority shareholders of Broadband relative to the exercise of these stock options and (ii) the exchange of all outstanding options held by employees of Broadband to acquire shares in Broadband for options to acquire shares in the Company. In connection with the acquisition of all of the shares held by the minority shareholders in Broadband the Company issued 23,050 shares of restricted Class A Common Stock of the Company.

Cellemetry

On May 15, 1998, the Company, Bellsouth Wireless LLC (“BellSouth Wireless”), formerly BellSouth Wireless, Inc., and Bellsouth Corporation completed a transaction whereby Cellemetry LLC (“Cellemetry”) a joint venture between the Company and BellSouth Wireless, was formed. Cellemetry, a Delaware limited liability company, is owned 60% by the Company and 40% by BellSouth Wireless. The parties entered into an operating agreement (the “Operating Agreement”), which deals with, among other things, the conduct of the business of Cellemetry.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE C -INVESTMENTS — Continued

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

Pursuant to the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry. As of December 31, 2002, the Company has provided total interest bearing debt-financing amounting to $19,286,000.

Also, pursuant to the First Amendment to the Operating Agreement, the Company conveyed 100% of the capital stock of its wholly owned subsidiary Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 Series A Convertible Redeemable Preferred Stock of the Company (“Preferred Stock”) at 8% yield. The preferred stock was redeemable, at the Company’s option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless’s option, commencing November 1, 2003, or November 1, 2002, should the Company’s common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company’s common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion. At December 31, 2002, the company had a dividend payable to BellSouth Wireless of $540,000 on the preferred stock.

On December 2, 2002, BellSouth Wireless exercised its option to convert the 30,000 Series A Convertible Redeemable Preferred Stock to 625,000 shares of the Companies common stock. This was approximately 5.5% of the Company’s common stock outstanding at December 31, 2002.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million (see Note M — Subsequent Events).

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE D — COSTS RELATED TO NON-RECURRING ACQUISITION ACTIVITY AND EMPLOYEE SEPARATION COSTS

For year ended December 31, 2002, the Company expensed $1,899,000 of costs relating to a potential business acquisition. These costs were primarily legal and accounting services incurred during due diligence. During the three-month period ended June 30, 2002, management determined that consummation of the business acquisition was unlikely; as a result, the costs previously capitalized up to June 30, 2002 were expensed. Of these costs, $172,000 was deferred in the year ended December 31, 2001. The balance of $1,727,000 was incurred in the year ended December 31, 2002.

During the year ended December 31, 2001, the Company recorded a pre tax charge of $418,000 to cover employee separation costs.

NOTE E — INVENTORY

Inventory consisted of the following:

(In thousands)	December 31,

	2002	2001

Raw materials	$1,346	$2,404
Work-in-progress	20	186
Finished goods	3,823	2,487

Inventory, net	5,189	5,077

NOTE F — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 31,

	2002	2001

Leasehold improvements	$461	$415
Plant and machinery	7,183	6,691
Equipment, fixtures and fittings	930	790

Total property and equipment	8,574	7,896
Accumulated depreciation	(6,099)	(4,789)

Property and equipment, net	$2,475	$3,107

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE G — INCOME TAXES

For the periods noted below, the provisions for income taxes consists of the following: (in thousands)

	For the years ended
	December 31,

	2002	2001	2000

Current:
Federal	$—	$(115)	$—
State	—	—	—
Foreign	96	—	—
Deferred:
Federal	—	—	—
Foreign	—	—	—

	$96	$(115)	$—

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods: (In thousands)

	December 31,

	2002	2001	2000

Income tax (benefit) computed at U.S. corporate tax rate of 34%	$(2,500)	$(1,107)	$(1,346)
Foreign tax	96	—	—
Adjustments attributable to Valuation allowance	2,500	1,107	1,346
State tax benefit	—	—	—
Recovery of previously paid tax	—	(115)	—

	$96	$(115)	$—

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE G — INCOME TAXES — Continued

The components of the Company’s net deferred tax assets and (liabilities) are as follows: (In thousands)

	December 31,

	2002	2001	2000

Non-current Deferred tax liability:
Differences between book and tax basis of property and equipment	$(124)	$(124)	$(88)

	(124)	(124)	(88)
Current deferred tax asset:
Inventories	315	368	414
Accruals	54	53	28
Other	630	259	282

	999	680	724
Non-current deferred tax asset:
Intangibles	693	441	292
Net operating loss carry forward	8,871	5,806	3,932
Tax credit carry forwards	1,892	1,755	4,123

	11,456	8,002	8,347

Net deferred tax asset	12,331	8,558	8,983

Valuation allowance	(12,331)	(8,558)	(8,983)

Total	$—	$—	$—

Net operating loss carry forwards for federal and state income taxes available at December 31, 2002, expire as follows:

	Amount	Years of Expiration

Federal operating losses	$15,542	2022
State operating losses	$44,837	2007-2022

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE H — SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

During the year ended December 31, 2002 there were two customers each comprising 10% or more of the Company’s total revenues. Customer A comprised 12% and Customer B comprised 10% of the Company’s total revenues for the year ended December 31, 2002. Company A had an accounts receivable balance of $472,000 at December 31, 2002. Company B had no accounts receivable balance as of December 31, 2002. There were no such concentrations for the years ended December 31, 2001, and 2000.

The company had one supplier from which the Company’s purchases were approximately 28% of cost of sales for the year ended December 31, 2002. While most of the components included in the products purchased from this supplier can be sourced from other suppliers, one key component is currently obtained solely from this source. The Company is exploring alternative sources for this component.

The company conducted business with two related parities during the year ended December 31, 2002. BellSouth Wireless owned 40% of Cellemetry LLC and 5.5% (see Note C — Investments) of Numerex Corp at December 31, 2002. BellSouth Wireless provided $97,000 in communication services to the Company for the year ended December 31, 2002 and the Company had an accounts payable balance with BellSouth Wireless of $34,000 at December 31, 2002. Mr. Ryan, a director on Numerex Corp’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP. Salisbury & Ryan LLP provided legal services to the Company in fiscal 2002 and will continue to provide such services during fiscal 2003. During fiscal 2002, Salisbury & Ryan LLP charged the Company legal fees of approximately $488,748. The Company’s accounts payable to Salisbury & Ryan LLP was $208,000 at December 31, 2002.

NOTE I — COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company conducts a portion of its operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using the Company’s incremental borrowing rate at the inception of the lease. The leases expire at various dates through 2005. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2002, (in thousands).

2003	$860
2004	841
2005	32

Total minimum lease payments	1,733
Less amount representing interest	(160)

Present value of net minimum lease payments	$1,573

Current portion	744
Non-current portion	829

Total	$1,573

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE I — COMMITMENTS AND CONTINGENCIES — Continued

Operating Leases

The Company leases certain property and equipment under noncancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancelable operating leases subsequent to December 31, 2002, (in thousands) are as follows:

2003	$688
2004	503
2005	515
2006	522
2007	534
Thereafter	547

Total minimum lease payments	$3,309

Rent expense, including short-term leases, amounted to approximately $689,111, $794,000, and $759,000 in the years ended December 31, 2002, 2001, and 2000 respectively.

NOTE J – BENEFIT PLANS

The Company sponsors a 401k savings and investment plan, a plan which covers all Numerex Corp and its subsidiaries for employees who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. The Company contributed an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. The Company’s contribution is made in cash on a monthly basis. Matching contributions of the Company are vested over a three year period at a rate of 33% per year. Approximately $142,716, $121,754, and $101,474 were expensed for the years ended December 31, 2002, 2001 and 2000.

NOTE K — STOCK OPTION PLANS

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
Years ended December 31, 2002, 2001 and 2000

NOTE K — STOCK OPTION PLANS — Continued

Incentive stock options and nonqualified stock options granted under the 1999 and 1994 Plans, respectively, expire 10 years after the grant date unless an option holder’s employment is terminated. Under such circumstances, the options typically expire three months from the date of employment termination.

At December 31, 2002, 2001, and 2000, 1,741,701, 1,587,201, and 1,200,500, respectively, ratably vesting common share options under the 1999 and 1994 Plans, respectively, have been granted at prices ranging between $1.00 and $10.25. Of these options 381,630 have been exercised, 661,648 have either expired or been cancelled, 253,723 are currently exercisable, and the remaining options will become exercisable in 2003 through 2006.

At December 31, 2002, 2001, and 2000, 685,000, 685,000, and 685,000 respectively, cliff-vesting options under the 1994 Plan have been granted at prices ranging between $4.44 and $7.13. Of these options 360,000 have been exercised, 210,000 have either expired and been cancelled or been cancelled, 67,375 are currently exercisable and the remaining options will become exercisable beginning in 2002 or earlier if the accelerated vesting conditions are met.

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

At December 31, 2002, 2001, and 2000, 60,700, 60,700, and 52,700, respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $3.38 and $12.94. Of these options 9,000 have been exercised, 47,700 are currently exercisable and the remaining options will become exercisable in 2003.

At December 31, 2002, 2001, and 2000, options to purchase 193,750, 193,750, and 143,750, respectively, of Class A Common Stock at prices ranging from $3.50 to $10.00 were granted as nonqualified stock options in connection with services rendered to the Company. Of these options 156,250 are currently exercisable and the remaining options will become exercisable in 2003 through 2005.

The fair value of each option on the date of grant for 2002, 2001, and 2000 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 143% for 2002, 121% for 2001, and 130% for 2000; risk-free interest rate of 3.35% for 2002, 4.86% for 2001, and 5.28% for 2000; and expected option lives of 7.3 years for 2002, 7.5 years for 2001 and 7 years for 2000.

The exercise price for 525,048 options outstanding at December 31, 2002, is between $1.00 and $12.94. Such options will expire on average in 7.3 years. The weighted average fair value of options granted during 2002, 2001, and 2000 was $5.71, $5.76, and $12.70, respectively, on the date of grant.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE K — STOCK OPTION PLANS — Continued

The following table summarizes the activity of the stock option plans as of and for the years ended December 31, 2002, 2001 and 2000.

	For the years ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	1,253,455	$5.91	1,007,384	$5.66	1,364,450	$4.48
Options granted	154,500	6.00	444,701	6.27	124,500	13.47
Options exercised	(254,832)	4.56	(104,601)	3.30	(379,197)	4.34
Options cancelled	(94,250)	6.87	(94,029)	7.78	(102,369)	4.32

Outstanding, end of year	1,058,873	$6.18	1,253,455	$5.91	1,007,384	$5.66

Exercisable, end of year	525,048	$5.80	489,130	$4.86	342,872	$4.32

As part of the restructuring of the Cellemetry Operation Agreement between the Company and BellSouth Wireless the agreement provided for the cancellation of the Cellemetry Share Option Plan with the intent that the Company exchange all outstanding options for options to acquire shares of the capital stock of the Company. Effective November 1, 1999, all options granted under the Cellemetry Share Option Plan were cancelled and exchanged for options under the Company’s 1999 Plan (See Note C – Investments).

NOTE L — GEOGRAPHIC INFORMATION

The Company operates in a single industry segment. Information about the Company’s operations in different geographic areas for the years ended December 31, 2002, 2001, and 2000 respectively, are as follows: (In thousands)

	U.S.	Australia	Consolidated

Net sales:
2002 - year	$24,213	$288	$24,501
2001 - year	23,907	351	24,258
2000 - year	18,795	1,495	20,290
Operating profit (loss):
2002 - year	$(7,553)	$85	$(7,468)
2001 - year	(7,353)	23	(7,330)
2000 - year	(9,040)	34	(9,006)
Identifiable assets:
2002 - year	$37,057	$54	$37,003
2001 - year	42,613	361	42,974
2000 - year	45,702	240	45,942

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

NOTE M – SUBSEQUENT EVENTS

In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year line of credit for $1 million. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million (the “Cellemetry Transaction”). Under the terms of the agreement, the Company has agreed to pay Cingular $1.5 million by December 15, 2003, $2.0 million by March 31, 2004 and $1.5 million by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum.

Report of Independent Certified Public Accountants

To the Shareholders and Board of
   Directors of Numerex Corp. and Subsidiaries

In connection with our audit of the consolidated financial statements of Numerex Corp. and Subsidiaries referred to in our report dated February 20, 2003 (except for Note M, as to which the date is March 28, 2003) which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” effective January 1, 2002, which is included in the Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 20, 2003

S-1

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE 11

(in thousands)

	Balance				Balance at
	at beginning		Charges to		end of
Description	of Period	Provisions	expense	Deductions	Period

Year ended December 31, 2000:
Accounts receivable
Allowance for uncollectible accounts	237	194	105	(105)	431
Inventory
Allowance for obsolescence	2,210	30	—	(1,220)	1,020
Other liabilities
Accrued severance	108	—	—	(108)	—
Year ended December 31, 2001:
Accounts receivable
Allowance for uncollectible accounts	431	158	(55)	—	534
Inventory
Allowance for obsolescence	1,020	—	—	(89)	931
Other liabilities
Accrued severance	—	—	—	—	—
Year ended December 31, 2002:
Accounts receivable
Allowance for uncollectible accounts	534	2,575	(1,837)	—	1,272
Inventory
Allowance for obsolescence	931	358	—	(513)	776
Other liabilities
Accrued severance	—	—	—	—	—

S-2

EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
(in thousands, except per share data)

(a) Computation of the weighted average number of shares of common stock outstanding for the fiscal years ended the years ended December 31, 2000, 2001 and 2002.

	Shares of	Weighted Shares
	Common Stock	Outstanding

2000
January 1, 2000 to December 31, 2000	10,343	10,343
Shares issued on exercise of stock options and warrants	548	399
Shares acquired and held in treasury	(500)	(230)

Total	10,391	10,512

2001
January 1, 2001 to December 31, 2001	10,391	10,391
Shares issued on exercise of stock options	105	43
Shares issued under Directors Stock Plan	1	1
Shares issued in connection with the July 6, 2001 Broadband Networks, Inc. Stock Exchange	23	11

Total	10,520	10,446

2002
January 1, 2002 to December 31, 2002	10,520	10,520
Shares issued on exercise of stock options	255	195
Shares issued under Directors Stock Plan	3	1
Shares issued to BellSouth Wireless for the conversion of 30,000 preferred stock shares into 625,000 common shares, converted on December 2, 2002	625	50

Total	11,403	10,766

(b)  Computation of Earnings per Share

Computation of earnings per share is net earnings (loss) divided by the weighted average number of shares of common stock outstanding for the years ended December 31, 2000, 2001 and 2002.

	2000	2001	2002

Net earnings (loss)	$(4,200)	$(3,382)	$(7,690)
Weighted average number of shares of common stock outstanding	10,512	10,446	10,766
Basic earnings (loss) per share	$(0.40)	$(0.32)	$(0.71)
Diluted earnings (loss ) per share	$(0.40)	$(0.32)	$(0.71)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statement

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

Overview

     Numerex Corp. (the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of wireless and wireline communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry® and Data1Source™, and digital multimedia through PowerPlay™. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 2002 and 2001 and 2001 and 2000. This discussion should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

     Note A of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of Numerex’s Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used.

     General

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories and the adequacy of reserves for excess and obsolete inventories, accounting for income taxes and valuation of goodwill and other intangible assets. Actual amounts could differ significantly from these estimates.

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

     The Company generates substantially all of its net sales from the sale of equipment, systems and software products and recurring network service revenues to its customers. Products are typically shipped soon after order placement. Therefore, sales order backlog historically has not been a meaningful indicator for the Company.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     The Company also recognizes revenue from the provision of ‘multiple element service agreements’, which involve both the supply of product and the provision of services over a multi-year arrangement. Accounting principles for agreements involving multiple elements require the Company to allocate earned revenue to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element, such as design, product supply, product integration, installation, maintenance, support and warranty services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately or could be purchased from an unrelated supplier. If evidence of fair value of all delivered elements exists but evidence does not exist for one or more undelivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered element is deferred and is recognized ratably over the contract term on an earned basis. In the case of the supply of product the Company maintains title to the product and transfers title at the completion of the contract term.

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

     Accounts Receivable and Allowance For Doubtful Accounts

     The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved.

     •     first, the Company evaluates specific accounts where information exists that the customer may have an inability to meet its financial obligations (bankruptcy, etc.). In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved; and,

     •     second, a general reserve is established for all customers based on a range of percentages applied to aging categories.

     These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount. The Company recognizes that material differences may result in the amount and timing of expenses for any period if the Company made different judgments or utilized different estimates. The Company’s allowance for doubtful accounts amounted to $1,272,000, as of December 31, 2002.

     Inventories and Reserves For Excess, Slow-Moving and Obsolete Inventory

     The Company values inventory at the lower of cost or market, which equates to net realizable value. The Company continually evaluates the composition of its inventory and identifies, with estimates, potential future excess, obsolete and slow-moving inventories. The Company specifically identifies obsolete products for reserve purposes and analyzes historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would adjust its reserves accordingly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     Material differences in estimates of excess, slow-moving and obsolete inventory may result in the amount and timing of cost of sales for any period if the Company made different judgments or utilized different estimates. The Company’s reserve for excess, slow-moving and obsolete inventory amounted to $776,000, as of December 31, 2002.

     Valuation of Goodwill and Other Intangible Assets

     The Company assesses the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the overall business; and,

•	significant negative industry or economic trends.

     When determined that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net goodwill and other intangible assets amounted to $20,996,000 as of December 31, 2002.

     In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, the Company ceased to amortize $10,983,000 of goodwill. The Company had recorded $733,000 of amortization on these amounts during 2001 and would have recorded approximately $768,000 of amortization during 2002. In lieu of amortization, the Company was required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. Based on this initial review the Company did not record an impairment charge.

     The above listing is not intended to be a comprehensive list of all of Numerex’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED CONSOLIDATED STATEMENTS OF OPERATION

	Twelve Month Period Ended December 31,

	2002	2001	2000

Net sales:
Wireless Data Communications
Product	$7,461	$7,007	$3,990
Service	6,748	4,493	3,012

Sub-total	14,209	11,500	7,002
Digital Multimedia and Networking
Product	5,668	7,948	8,466
Service	3,686	3,696	2,264

Sub-total	9,354	11,644	10,730
Wireline Security
Product	230	392	768
Service	708	722	1,790

Sub-total	938	1,114	2,558
Total net sales
Product	13,359	15,347	13,224
Service	11,142	8,911	7,066

Total net sales	24,501	24,258	20,290

Cost of sales	13,952	14,737	12,020
Depreciation and amortization	328	267	270

Gross profit	10,221	9,254	8,000
%	41.7%	38.1%	39.4%
Research and development expenses	1,097	2,755	3,430
Selling, general, administrative and other expenses	12,509	10,710	10,983
Depreciation and amortization	2,184	2,701	2,593
Costs related to non-recurring acquisition activity	1,899	—	—
Non-recurring employee separation costs	—	418	—
Operating loss	(7,468)	(7,330)	(9,006)

Net loss	(7,450)	(3,142)	(3,960)

Net loss applicable to common shareholders	(7,690)	(3,382)	(4,200)

Basic earnings per share	(0.71)	(0.32)	(0.40)

Weighted average shares outstanding	10,766	10,446	10,512

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Result of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company’s Consolidated Statements of Operations.

	Twelve Month Period Ended
	December 31,

	2002	2001	2000

Net sales:
Wireless Data Communications
Product	30.5%	28.9%	19.7%
Service	27.5%	18.5%	14.8%

Sub-total	58.0%	47.4%	34.5%
Digital Multimedia and Networking
Product	23.1%	32.8%	41.7%
Service	15.0%	15.2%	11.2%

Sub-total	38.2%	48.0%	52.9%
Wireline Security
Product	0.9%	1.6%	3.8%
Service	2.9%	3.0%	8.8%

Sub-total	3.8%	4.6%	12.6%
Total net sales
Product	54.5%	63.3%	65.2%
Service	45.5%	36.7%	34.8%

Total net sales	100.0%	100.0%	100.0%

Cost of sales	56.9%	60.8%	59.2%
Depreciation and amortization	1.3%	1.1%	1.3%

Gross profit	41.7%	38.1%	39.4%
Research and development expenses	4.5%	11.4%	16.9%
Selling, general, administrative and other expenses	51.1%	44.2%	54.1%
Depreciation and amortization	8.9%	11.1%	12.8%
Costs related to non-recurring acquisition activity	7.8%	0.0%	0.0%
Non-recurring employee separation costs	0.0%	1.7%	0.0%

Operating loss	(30.5%)	(30.2%)	(44.4%)

Net loss	(30.4%)	(13.0%)	(19.5%)

Net loss applicable to common shareholders	(31.4%)	(13.9%)	(20.7%)

See notes to consolidated financial statements

—	Note A — Summary of Significant Accounting Policies
—	Note B — Investments

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Years Ended December 31, 2002 and December 31, 2001

     Net sales increased 1.0% to $24,501,000 for the year ended December 31, 2002 as compared to $24,258,000 for the year ended December 31, 2001. This increase in total net sales was the result of increased net sales from Wireless Data Communication products and services, partially offset by a decrease in net sales from Digital Multimedia and Networking and Wireline Security products and services. As a percentage of total net sales, services revenues of the Company increased to 45.5% for the year ended December 31, 2002 compared to 36.7% in the comparable period in 2001.

     Net sales from Wireless Data Communications increased 23.6% to $14,209,000 for the year ended December 31, 2002 as compared to $11,500,000 for the year ended December 31, 2001 and as a percentage of the Company’s total net sales, Wireless Data Communications increased to 58.0% for the year ended December 31, 2002 compared to 47.4% in the comparable period in 2001. This increase in net sales was primarily due to higher services revenues from increased connections on the Company’s Cellemetry® network, primarily related to security monitoring, and from an increase in digital subscribers utilizing the Company’s Data1Source™ mobile messaging service. Also contributing to the increase in net sales was higher product sales, primarily in the Company’s wireless security devices and from the introduction of mobile wireless devices in the beginning of 2002.

     Net sales from Digital Multimedia and Networking decreased 19.7% to $9,354,000 for the year ended December 31, 2002 as compared to $11,644,000 for the year ended December 31, 2001. This decrease in net sales was primarily due to lower product sales as the result of decreases in capital spending by distant learning customers.

     Net sales from Wireline Security decreased 15.8% to $ 938,000 for the year ended December 31, 2002 as compared to $1,114,000 for the year ended December 31, 2001. This decrease was the result of continued decline in derived channel sales activity resulting from the divestment of Company’s derived channel technology in November 1999 and the resulting de-emphasis on the sale and marketing of derived channel technology.

     Cost of sales decreased 5.3% to $13,952,000 for the year ended December 31, 2002 as compared to $14,737,000 for the year ended December 31, 2001. This decrease was primarily due to the lower product sales volume in Digital Multimedia and Networking and lower product costs due to the redesign of the certain wireless devices that were introduced in the first quarter of 2002.

     Cost of sales depreciation and amortization expense increased 23.2% to $328,000 for the year ended December 31, 2002 as compared to $267,000 for the year ended December 31, 2001.

     Gross profit, as a percentage of net sales, was 41.7% for the year ended December 31, 2002 as compared to 38.1% for the year ended December 31, 2001. The reason for the increase in the gross profit rate for the year was primarily attributable to the higher service activities of Wireless Data Communications, along with the lower product costs due to the redesign of certain wireless devices.

     Research and development expenses decreased 60.2% to $1,097,000 for the year ended December 31, 2002 as compared to $2,755,000 for the year ended December 31, 2001. The principal reasons for the decrease in research and development expenses was the reduced requirement for development efforts in 2002 for the Company’s product and services and the capitalization of development costs of $872,000 during the year for new products and services that reached technical feasibility and for internal use software developed during these periods.

     Selling, general, administrative and other expenses increased 16.8% to $12,509,000 for the year ended December 31, 2002 as compared to $10,701,000 for the year ended December 31, 2001. As a percentage of sales, selling, general, administrative and other expenses increased to 51.1% for the year ended December 31, 2002 as compared to 44.2% for the year ended December 31, 2001. The primary reason for the increase in expenses for 2002 was due to the recording of $1,837,000 in bad debt expense related to customer product repossessions and increases in allowances for doubtful accounts. This compared to $589,000 in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expense depreciation and amortization expense decreased 19.1% to $2,184,000 for the year ended December 31, 2002 as compared to $2,701,000 for the year ended December 31, 2001. The principal reason for the decrease is due to the reduction in goodwill amortization expense resulting from the implementation of SFAS 142 on January 1, 2002.

     Costs related to non-recurring acquisition activity were $1,899,000 for the year ended December 31, 2002. This write-off was the result of the Company reaching an impasse in the second quarter of 2002 in its negotiations with BT Group plc to acquire their RedCARE division, its security products and service business. These costs were primarily related to legal and accounting expenses incurred during diligence and negotiations.

     Non-recurring employee separation costs amounted to $418,000 for the year ended December 31, 2001.

     Interest and other income for the year ended December 31, 2002 was $(212,000) compared to $934,000 for the year ended December 31, 2001. This decrease in net interest and other income were primarily the result of a decrease in income earned on cash balances and an increase in interest expense from capital leases established in the first quarter of 2002.

     Minority interest for the year ended December 31, 2002 was $326,000 compared to $3,139,000 for the year ended December 31, 2001. The principle reason for the decrease in Minority interest was the depletion of Minority Interest on the Company’s balance sheet related to a joint venture.

     The Company, due to the loss position from operations, did not record a tax provision in the years ended December 31, 2002 and 2001, respectively. The $96,000 in income tax expense recorded for 2002 relates principally to an income tax withholding on an international product and service sale and the $(115,000) provision for the recovery of income tax recorded in the 2001 followed the completion and submission of the Company’s federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company’s derived channel technology.

     The Company recorded a net loss of $7,450,000 for the year ended December 31, 2002 compared to a net loss of $3,142,000 for the year ended December 31, 2001.

     The Company recorded a net loss applicable to common shareholders of $7,690,000 for the year ended December 31, 2002 as compared to net loss applicable to common shareholders of $3,382,000 for the year ended December 31, 2001.

     Basic and diluted earnings (loss) per common share decreased to $(0.71) for year ended December 31, 2002 as compared to $(0.32) for the year ended December 31, 2001.

     The weighted average and diluted shares outstanding increased to 10,766,000 for the year ended December 31, 2002 as compared to 10,446,000 for the year ended December 31, 2001. The increase in shares outstanding was primarily due to the exercise of stock options.

Fiscal Years Ended December 31, 2001 and December 31, 2000

     Net sales increased 19.6% to $24,258,000 for the year ended December 31, 2001, as compared to $20,290,000 for the year ended December 31, 2000.

     The 19.6% increase in net sales in fiscal 2001 as compared to fiscal 2000 embodies an increase of 16.4% in product sales revenues predominantly derived from increased sales from Wireless Data Communications and, to a lesser extent, Digital Multimedia offset by a decrease in Wireline Data Communications (Derived Channel) product sales revenues and an increase of 26.1% in service revenues predominantly derived from increased service revenues from Wireless Data Communications offset by a decrease in Networking service revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     Digital Multimedia and Networking product and service sales and revenues increased 8.5% to $11,644,000 for the year ended December 31, 2001, as compared to $10,730,000 for the year ended December 31, 2000.

     The principal reason for the increase in product and service sales and revenues in fiscal 2001 as compared to fiscal 2000 was a 19.3% increase in Digital Multimedia product and service sales and revenues resulting from the transition to the marketing and sale of the digital hardware and software based product platform, PowerPlay™. In addition, product and service sales and revenues from Digital Multimedia were also positively impacted by continued growth in network or data solution product sales and related services. Networking product and service sales and revenues decreased 7.7% resulting from a reduction in sales activity from the telecommunications industry.

     Wireline Data Communications (Derived Channel) product and service sales and revenues decreased 56.5% to $1,114,000 for the year ended December 31, 2001, as compared to $2,558,000 for the year ended December 31, 2000.

     The principal reason for the decrease in sales in fiscal 2001 as compared to fiscal 2000 was the ongoing decline in Wireline Data Communications (Derived Channel) sales activity resulting from the divestment of Company’s derived channel technology in November 1999 and the resulting de-emphasis on the sale and marketing of derived channel technology. One-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000, impacted on the fiscal year comparison. Excluding the Australian one-time product and services contract sales and revenues, Wireline Data Communications (Derived Channel) product and service sales and revenues decreased 22.5%.

     Wireless Data Communications product and service sales and revenues increased 64.2% to $11,500,000 for the year ended December 31, 2001, as compared to $7,002,000 for the year ended December 31, 2000.

     The principal reason for the increase in product and service sales and revenues in fiscal 2001 as compared to fiscal 2000 was the continued growth in product sales, driven by the Company’s Circuit Watch™, Fast Track Wireless Solutions™ and Uplink™ product offerings and service revenues, driven by the Company’s Cellemetry®, Data1Source™, Fast Track Wireless Solutions™ and Uplink™ service offerings, resulting from the marketing and sales effort to establish the Company as a recognized national and international wireless data communications service provider.

     Cost of sales increased 22.6% to $14,737,000 for the year ended December 31, 2001, as compared to $12,020,000 for the for the year ended December 31, 2000.

     The principal reason for the increase in cost of sales in fiscal 2001 as compared to fiscal 2000 resulted from the combined impact of the Company’s increased level of sales activity and in particular the increased levels of product sales from Digital Multimedia and Wireless Data Communications offset, to an extent, by the decrease in Networking and Wireline Data Communications (Derived Channel) product sales activity, particularly the one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000. In addition, inventory write-downs amounted to $191,000 for the year ended December 31, 2001, and represented a one-time non-cash charge to cover the write-down of excess and obsolete Digital Multimedia analog product inventory.

     Cost of sales depreciation and amortization decreased 1.1% to $267,000 for the year ended December 31, 2001, as compared to $270,000 for the for the year ended December 31, 2000.

     Gross profit as a percentage of net sales decreased to 38.1% for the year ended December 31, 2001, as compared to 39.4% for the year ended December 31, 2000.

     The principal reason for the decrease in gross profit in fiscal 2001 as compared to fiscal 2000 was the combined impact of the one-time product and service contract sales and revenues generated from Australia in the three-month period ended March 31, 2000, and the one-time non-cash charge to cover the write-down of excess and obsolete Digital Multimedia analog product inventory offset, to a lesser extent, by the gross profit earned on the increased levels of product sales from Digital Multimedia and Wireless Data Communications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     Research and development expenses decreased 19.7% to $2,755,000 for the year ended December 31, 2001, as compared to $3,430,000 for the year ended December 31, 2000.

     The principal reason for the decrease in research and development expenses in fiscal 2001 as compared to fiscal 2000 resulted primarily from decreased Digital Multimedia and Wireless Data Communications expenditures following the completion of a number of projects.

     Selling, general, administrative and other expenses decreased 2.5% to $10,710,000 for the year ended December 31, 2001, as compared to $10,983,000 for the year ended December 31, 2000.

     The principal reason for the decrease in selling, general, administrative and other expenses in fiscal 2001 as compared to the fiscal 2000 resulted from an overall decrease in administration, management and organizational expenses and sales and marketing activity and expenditures.

     Operating expense depreciation and amortization increased 4.2% to $2,701,000 for the year ended December 31, 2001, as compared to $2,593,000 for the year ended December 31, 2000.

     The increase in operating expense depreciation and amortization in fiscal 2001 as compared to fiscal 2000 resulted primarily from increased fixed asset additions.

     Non-recurring employee separation costs amounted to $418,000 for the year ended December 31, 2001.

     Interest and other income decreased 50.8% to $934,000 for the year ended December 31, 2001, as compared to $1,900,000 for the year ended December 31, 2000.

     The decrease in interest and other income in fiscal 2001 as compared to fiscal 2000 is primarily related to decreased interest income earned on cash balances and the impact in fiscal 2000 of the release of funds held in escrow and an over provision for federal and state taxes in connection with the divestment of the Company’s derived channel technology.

     Minority interest decreased 0.2% to $3,139,000 for the year ended December 31, 2001, as compared to $3,146,000 for the year ended December 31, 2000. The gain represents that portion of the losses of the Company’s Wireless Data Communications business that is not accounted for by the Company.

     The Company, due to its loss position from operations, did not record a tax provision for the years ended December 31, 2001, and 2000, respectively. However, the Company has recorded the recovery of income tax amounting to $115,000 following the completion and submittal of the Company’s federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company’s derived channel technology.

     The Company recorded a net loss of $3,142,000 for the year ended December 31, 2001, as compared to a net loss of $3,960,000 for the year ended December 31, 2000.

     The principal reason for the decrease in the net loss for fiscal 2001 as compared to 2000 was the increase in product and service sales and revenues and associated underlying gross profit and the decrease in operating expenses.

     The Company recorded a net loss applicable to common shareholders of $3,382,000 for the year ended December 31, 2001 as compared to net loss applicable to common shareholders of $4,200,000 for the year ended December 31, 2000.

     Basic and diluted earnings (loss) per common share decreased to $(0.32) for year ended December 31, 2001 as compared to $(0.40) for the year ended December 31, 2000.

     The weighted average and diluted shares outstanding decreased to 10,446,000 for the year ended December 31, 2001, as compared to weighted average and diluted shares outstanding of 10,512,000 for the year ended December 31, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Selected Quarterly Financial Data

     The following tables detail certain unaudited financial data of the Company for each quarter of the last two fiscal years ended December 31, 2002, and 2001, respectively.

     The Company’s financial results may fluctuate from quarter to quarter as a result of factors, including the timing of product shipments, new product introductions and equipment, product and system sales that historically have been of a non-recurring nature.

     The information has been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all (including only normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(in thousands, except per share data)
Net sales:
Wireless Data Communications
Product	$2,658	$2,211	$2,215	$374
Service	1,591	2,303	1,539	1,315

Sub-total	4,249	4,514	3,754	1,689
Digital Multimedia and Networking
Product	2,199	1,748	952	749
Service	437	987	1,086	1,196

Sub-total	2,636	2,735	2,038	1,945
Wireline Security
Product	81	173	58	125
Service	128	86	188	102

Sub-total	209	259	246	227
Total net sales
Product	4,938	4,132	3,225	1,248
Service	2,156	3,376	2,813	2,613

Total net sales	7,094	7,508	6,038	3,861

Cost of sales	3,535	3,569	3,761	3,087
Depreciation and amortization	49	54	105	120

Gross profit	3,510	3,885	2,172	654

Research and development expenses	602	188	(63)	370
Selling, general, administrative and other Expenses	2,456	2,952	3,805	3,296
Depreciation and amortization	518	549	552	565
Costs related to non-recurring acquisition Activity	—	1,714	185	—
Non-recurring employee separation costs	—	—	—	—

Operating loss	(66)	(1,518)	(2,307)	(3,577)

Net loss	199	(1,642)	(2,338)	(3,669)

Basic earnings (loss) per share	0.02	(0.16)	(0.22)	(0.33)
Weighted average shares outstanding	10,582	10,729	10,773	10,973

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(in thousands, except per share data)
Net sales:
Wireless Data Communications
Product	$1,295	$1,314	$2,053	$2,187
Service	743	1,402	1,165	1,341

Sub-total	2,038	2,716	3,218	3,528
Digital Multimedia and Networking
Product	2,213	2,735	2,007	1,829
Service	803	474	852	731

Sub-total	3,016	3,209	2,859	2,560
Wireline Security
Product	105	105	22	331
Service	143	60	146	202

Sub-total	248	165	168	533
Total net sales
Product	3,613	4,154	4,082	4,347
Service	1,689	1,936	2,163	2,274

Total net sales	5,302	6,090	6,245	6,621

Cost of sales	3,181	4,054	3,928	3,574
Depreciation and amortization	73	72	64	58

Gross profit	2,048	1,964	2,253	2,989

Research and development expenses	844	689	584	638
Selling, general administrative and other Expenses	2,704	2,828	2,549	2,558
Depreciation and amortization	670	744	689	669
Costs related to non-recurring acquisition Activity	—	—	—	—
Non-recurring employee separation costs	101	317	—	—

Operating loss	(2,271)	(2,614)	(1,569)	(876)

Net loss	(1,025)	(1,337)	(621)	(159)

Basic earnings (loss) per share	(0.10)	(0.13)	(0.06)	(0.02)
Weighted average shares outstanding	10,391	10,396	10,481	10,515

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

     The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995, the proceeds from the sale of its derived channel technology in November 1999, the proceeds from capital leases, and the proceeds from the exercise of stock options.

     Net cash used in operating activities decreased to $2,890,000 for the year ended December 31, 2002 as compared to $3,237,000 for the year ended December 31, 2001. The decrease in cash used was primarily due to a reduction in minority interest to $326,000 in fiscal 2002 compared to $3,139,000 in fiscal 2001 and changes in assets and liabilities which provided cash of $2,374,000 in fiscal 2002 and compared to $64,000 in fiscal 2001 offset by an increase in net losses to $7,450,000 in fiscal 2002 compared to a net loss of $3,142,000 in fiscal 2001.

     Net cash used in investing activities decreased to $1,149,000 for the year ended December 31, 2002 as compared to $2,214,000 for the year ended December 31, 2001. The decrease in cash used was primarily the result of reduced acquisition of minority interest.

     Net cash provided by financing activities increased to $757,000 for the year ended December 31, 2002 as compared to $314,000 for the year ended December 31, 2001. The increase in cash was primarily due to the receipt of $1,177,000 in fiscal 2002 from the exercise of stock options which resulted in the issuance of an additional 255,529 shares of the Company’s Class A Common Stock against the receipt of $362,000 in fiscal 2001 from the exercise of stock options which resulted in the issuance of an additional 104,601 shares of the Company’s Class A Common Stock, respectively.

     The Company had working capital balances, including cash balances, of $4,951,000 and $11,128,000, respectively, as of December 31, 2002 and December 31, 2001. Included in these working capital balances were notes receivable with certain customers of $823,000 and $94,000, respectively, as of December 31, 2002 and December 31, 2001. The Company had cash balances of $2,137,000 and $5,401,000, respectively, as of December 31, 2002 and December 31, 2001. In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year line of credit for $1 million. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit.

     The Company’s business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital lease and other long-term obligations, proceeds from the public offering and the proceeds from the sale of its derived channel technology in November 1999.

     The Company is obligated under the First Amendment to the Operating Agreement of Cellemetry LLC (“Cellemetry”) to fund the operations of Cellemetry to an amount of $5,500,000 by way of interest bearing debt financing to be available to fund the operations of Cellemetry and its wholly owned subsidiary Uplink Security, Inc. The Company has provided the full amount of the facility to Cellemetry and the Company may, but is not obligated to continue to fund Cellemetry with additional interest bearing debt financing. All borrowings carry the Prime Rate of interest. At December 31, 2002 the Company had provided total interest bearing debt-financing amounting to $19,286,000.

     On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million (the “Cellemetry Transaction”). Under the terms of the agreement, the Company has agreed to pay Cingular $1.5 million by December 15, 2003, $2.0 million by March 31, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

and $1.5 million by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum.

     The Company intends to fund the Cellemetry Transaction through a combination of operating cash flow, cash on hand, and additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stockholders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant proceeds from the sale of assets.

     The Company’s operations used significant amounts of cash in 2002. The Company continues to add products and distribution channels for its products, but the Company’s longer-term success will depend upon increased cash flow. The Company believes that the combination of additional funding provided by establishment of the March 28, 2003 $1 million line of credit, along with cash generated from future operations, will be sufficient to meet the Company’s operating requirements through at least December 31, 2003, assuming no material adverse change in the operation of the Company’s business. The Company is also considering other sources of funding, including the sale of certain non-core assets.

     Additionally, cash requirements for future expansion of the Company’s operations will be evaluated on an as-needed basis and may involve additional external financing. The Company does not expect that such additional financing, should it occur, will have a materially negative impact on the Company’s ability to fund its existing operations.

Effect of Inflation

     Inflation has not been a material factor affecting the Company’s business. In recent years the cost of electronic components has remained relatively stable, due to competitive pressures within the industry, which has enabled the Company to contain its manufacturing and operations costs. The Company’s general operating expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures.

Foreign Currency

     The Company’s functional and reporting currency is the U.S. Dollar. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company’s results of operations or liquidity.