Form 10-Q
period 2003-03-31
NUMEREX CORP /PA/
filed 2003-05-15
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2003	Commission File Number 0-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Yes   x   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   x   No

As of April 9, 2003, an aggregate of 10,784,859 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

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

Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: the pace of technological change; variations in quarterly operating results; delays in the development, introduction and marketing of new wireless products and services; customer acceptance of products and services; economic conditions; the inability to attain revenue and earnings growth; changes in interest rates; inflation; deflation; loss of key personnel; loss of key strategic contracts; product failures; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; general economic conditions and conditions affecting the capital markets. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note B-3)	$700	$2,137
Accounts receivable, net of allowances of $1,026 and $1,272, respectively (Note B-10)	3,524	4,459
Notes receivable, net (Notes B-9 and B-10)	590	823
Inventory, net of reserves of $776 and $905, respectively (Note B-8)	5,002	5,189
Prepaid expenses & interest receivable	759	976

TOTAL CURRENT ASSETS	10,575	13,584
Property and equipment, net (Note B-5)	2,186	2,475
Goodwill, net (Note B-4)	15,059	10,983
Intangible assets, net (Note B-4)	8,449	8,050
Software, net (Note B-4)	1,823	1,963
Other assets	58	56

TOTAL ASSETS	$38,150	$37,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,836	$5,238
Income taxes (Note B-7)	—	—
Other current liabilities
Deferred revenues	955	819
Other accrued liabilities	1,360	1,866
Note payable, current portion (Note B-11)	3,500	—
Obligations under capital leases, current portion	710	710

TOTAL CURRENT LIABILITIES	10,361	8,633
LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	760	863
Note payable, long-term portion (Note B-11)	1,500	—

TOTAL LONG TERM LIABILITIES	2,260	863
SHAREHOLDERS’ EQUITY
Preferred stock — no par value; authorized, none issued	—	—
Class A common stock — no par value; authorized 30,000,000 shares; issued 13,171,399 and 13,168,889 shares	36,775	36,769
Class B common stock — no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital	439	439
Treasury stock, at cost, 2,391,400 on March 31, 2003, and 1,766,400 shares on December 31, 2002 (Note B-12)	(10,197)	(9,222)
Accumulated other comprehensive income	(9)	(9)
Retained earnings	(1,479)	(362)

TOTAL SHAREHOLDERS’ EQUITY	25,529	27,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,150	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the three month period
	ended March 31,
	2003	2002
	(UNAUDITED)	(UNAUDITED)

Net sales	$4,687	$7,094
Cost of sales	2,454	3,535
Depreciation and amortization	180	49

Gross profit	2,053	3,510
Selling, general, administrative and other expenses	2,387	2,456
Research and development expenses	298	602
Depreciation and amortization	489	518

Operating loss	(1,121)	(66)
Interest and other income, net	23	(1)
Minority interest	—	326

Earnings (loss) before income taxes	(1,098)	259
Income taxes (Note B-7)	19	—

Net earnings (loss)	(1,117)	259
Preferred stock dividend	—	60

Net earnings (loss) applicable to common Shareholders	$(1,117)	$199

Other comprehensive earnings (loss), net of income taxes
Foreign currency translation adjustment (Note B-17)	—	—

Comprehensive earnings (loss)	$(1,117)	$199

Basic earnings (loss) per share (Note B-21)	$(0.10)	$0.02

Diluted earnings (loss) per share	$(0.10)	$0.02

Number of shares used in per share calculation (Note B-21):
Basic	11,384	10,582

Diluted	11,384	11,512

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the three month period
	ended March 31,
	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(1,117)	$259
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	294	371
Amortization	375	192
Bad debt reserves	150	—
Minority interest	—	(326)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	1,018	(2,813)
Inventory	187	1,291
Prepaid expenses & interest receivable	217	(1,118)
Other assets	—	(385)
Accounts payable	(1,402)	233
Income taxes	—	36
Other accrued liabilities	110	(60)

Net cash provided by (used in) operating activities	(168)	(2,320)

Cash flows from investing activities:
Purchase of property and equipment	(6)	(239)
Purchase of intangible and other assets	(686)	(49)
Increase (decrease) in deposit and long term receivables	(2)	—

Net cash provided by (used in) investing activities	(694)	(288)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(In Thousands)

	For the three month period
	ended March 31,

	2003	2002

Cash flows from financing activities:
Proceeds from exercise of stock options	$14	$845
Principal payments on capital lease obligations	(103)	—
Proceeds from capital lease obligations	—	591
Payment of preferred stock dividends	(480)	—

Net cash provided by (used in) financing activities	(569)	1,436

Effect of exchange differences on cash	(6)	(6)

Net (decrease) in cash and cash equivalents	(1,437)	(1,178)
Cash and cash equivalents, beginning of period	2,137	5,401

Cash and cash equivalents, end of period	$700	$4,223

Supplemental Disclosure of Cash Flow Information Disclosure of non-cash:
Note Payable	$5,000	$—
Purchase of Treasury Stock	$975	$—
Purchase of minority interest in Cellemetry	$4,025	$—

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is also made to the Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2002 and the consolidated financial statements contained therein.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. As of March 31, 2003, cash and cash equivalents include $231,000 restricted cash to support letters of credits. This cash is held in the form of a time deposit maturing in November 2004, when it will become accessible.

4.	Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over its expected useful life. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property is amortized using the straight-line method over 7 to 16 years. In accordance with the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), there is no goodwill amortization in 2002.

The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technical feasibility are expensed as incurred.

The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption, the Company reviewed the classification of its goodwill and other tangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which resulted in reduced expense of approximately of $192,000 for the quarters ended March 31, 2003 and 2002 and will result in reduced expense of approximately

$768,000 on an annualized basis. The Company also tested goodwill for impairment by comparing the fair values of the Company’s reporting units to their carrying values as of January 1, 2001 and at December 31, 2002 and determined that there was no goodwill impairment at that time. The goodwill will be tested at least annually for impairment.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million (see Notes B-11 Note Payable and B-12 Shareholders’ Equity). Of the $5 million, $4.0 million was added to Cellemetry’s goodwill. In addition, there were $51,000 in transaction costs capitalized as goodwill.

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

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the years three month periods ended March 31, 2003 and 2002, respectively.

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

8.	Inventory

Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

The components of inventory are as follows:

(in thousands)
	March 31,	December 31,
	2003	2002

Raw materials	$1,178	$1,346
Work-in-progress	9	20
Finished goods	3,815	3,823

	$5,002	$5,189

9.	Notes Receivable

In 2002, the company converted $612,000 of accounts receivable to notes receivable. There were no new notes receivable in the three-month period ended March 31, 2003. These notes are payable to the company in installments for periods ranging from 9 to 18 months. For purposes of valuation, notes receivable and accounts receivable are considered in total in determining the allowance for doubtful accounts.

10.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable and notes receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

11.	Note Payable

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

12.	Shareholders’ Equity

Shareholders’ Equity decreased by $2,086,000 in the three-month period ending March 31, 2003. The decrease in Shareholders’ Equity is attributable to the net loss recorded of $1,117,000, the purchase of 625,000 shares of common stock in the Cellemetry Transaction valued at $975,000 offset by the receipt of $6,000 following the issue of 1,541 shares of Class A Common Stock of the Company resulting from an election under the Directors’ Stock Plan.

13.	Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.

14.	Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

15.	Concentration of Credit Risk

The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

16.	Revenue Recognition

The Company’s revenue is generated from three sources:

•	the supply of product, under non recurring agreements,

•	the provision of services, under non recurring agreements, and,

•	the provision of data transportation services, under recurring or multi-year contractually based agreements.

•	the provision of support and maintenance services, under recurring or multi-year contractually based agreements.

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

17.	Foreign Currency Transactions

Some transactions of the Company and its subsidiaries are made in British pounds sterling, Canadian dollars and Australian dollars. Gains and losses from these transactions are included in income as they occur.

18.	Research and Development

Research and development expenses are charged to operations in the period in which they are incurred.

19.	Provision for Warranty Claims

Estimated warranty expense is charged over the warranty period of the warranted products. Warranty expenses have not been significant to the Company.

20.	Stock-Based Compensation

The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts.

(In thousands except per share data)	For the three months ended March 31,

	2003	2002

Net earnings (loss) — as reported	$(1,117)	$259
Net loss — pro forma	(1,436)	(38)
Earnings (loss) per share — as reported	(0.10)	0.02
Loss per share — pro forma	(0.13)	(0.04)

21.	Earnings (Loss) Per Share

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

For the three-month period ended March 31, 2003, the Company’s potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 32,000 for the three-month period ended March 31, 2003.

22.	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25. The Company adopted the additional disclosure provisions of SFAS 148 during 2002 (see Note B-20 Stock-Based Compensation).

23.	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C — INVESTMENTS

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million. Under the terms of the agreement, the Company has agreed to pay Cingular $1.5 million by December 15, 2003, $2.0 million by March 31, 2004 and $1.5 million by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum.

NOTE D — LIQUIDITY

In 2002, the Company used significant amounts of cash. The Company continues to add products and distribution channels for its products, but the Company’s long-term success will depend upon increased cash flow. In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year line of credit for $1 million. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit.

Item 2. Management Discussion and Analysis of Financial Condition and Results from Operations.

Critical Accounting Policies

For additional information regarding the Company’s critical accounting policies see Note B to the Consolidated Financial Statements included in Part 1, Item 1 above.

General

The following tables set forth, for the periods indicated the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended
	March 31, (in thousands)

			%
	2003	2002	Change

Net sales:
Wireless Data Communications
Product	$1,027	$2,658	(61.4%)
Service	1,859	1,591	16.8%

Sub-total	2,886	4,249	(32.1%)
Digital Multimedia and Networking
Product	504	2,199	(77.1%)
Service	1,042	437	138.4%

Sub-total	1,546	2,636	(41.4%)
Wireline Security
Product	39	81	(51.9%)
Service	216	128	68.8%

Sub-total	255	209	22.0%
Total net sales
Product	1,570	4,938	(68.2%)
Service	3,117	2,156	44.6%

Total net sales	4,687	7,094	(33.9%)
Cost of sales	2,454	3,535	(30.6%)
Depreciation and amortization	180	49	267.3%

Gross profit	2,053	3,510	(41.5%)
%	43.8%	49.5%
Selling, general, administrative and other expenses	2,387	2,456	(2.8%)
Research and development expenses	298	602	(50.5%)
Depreciation and amortization	489	518	(5.6%)

Operating loss	(1,121)	(66)	(1598.5%)

Net earnings (loss)	(1,117)	259	531.3%

Net earnings (loss) applicable to common shareholders	(1,117)	199	661.3%

Basic earnings (loss) per share	(0.10)	0.02

Weighted average shares outstanding	11,384	10,582

See notes to consolidated financial statements

	Three Month Period Ended
	March 31,
	2003	2002

Net sales:
Wireless Data Communications
Product	21.9%	37.5%
Service	39.7%	22.4%

Sub-total	61.6%	59.9%
Digital Multimedia and Networking
Product	10.8%	31.0%
Service	22.2%	6.2%

Sub-total	33.0%	37.2%
Wireline Security
Product	0.8%	1.1%
Service	4.6%	1.8%

Sub-total	5.4%	2.9%
Total net sales
Product	33.5%	69.6%
Service	66.5%	30.4%

Total net sales	100.0%	100.0%
Cost of sales	52.4%	49.8%
Depreciation and amortization	3.8%	0.7%

Gross profit (loss)	43.8%	49.5%
Selling, general, administrative and other expenses	50.9%	34.6%
Research and development expenses	6.4%	8.5%
Depreciation and amortization	10.4%	7.3%
Operating profit (loss)	(23.9%)	(0.9%)

Net earnings (loss)	(23.8%)	3.7%

Net earnings (loss) applicable to common shareholders	(23.8%)	2.8%

See notes to consolidated financial statements

Results of Operations

     Net sales decreased 33.9% to $4,687,000 for the three-month period ended March 31, 2003 as compared to $7,094,000 for the three-month period ended March 31, 2002. This decrease in total net sales was the result of a 68.2% decrease in total product net sales, partially offset by a 44.6% increase in total service net sales. As a percentage of total net sales, service revenues of the Company increased to 66.5% for the three-month period ended March 31, 2003 compared to 30.4% in the comparable period in 2002.

     Net sales from Wireless Data Communications decreased 32.1% to $2,886,000 for the three-month period ended March 31, 2003 as compared to $4,249,000 for the three-month period ended March 31, 2002 and as a percentage of the Company’s total net sales, Wireless Data Communications increased to 61.6% for the three-month period ended March 31, 2003 compared to 59.9% in the comparable period in 2002. This decrease in net sales was the result of a 61.4% decrease in product net sales, partially offset by a 16.8% increase in service net sales. The decrease in product sales was primarily the result of changes made to the Company’s distribution strategy for wireless mobile telemetry product lines, which resulted in a decline in unit sales while new markets are developed during 2003. The increase in service revenues was due to an increase in the number of connections on the Company’s Cellemetry® wireless network, primarily related to security monitoring, and an increase in digital subscribers utilizing the Company’s Data1Source™ mobile messaging service.

     Net sales from Digital Multimedia and Networking decreased 41.4% to $1,546,000 for the three-month period ended March 31, 2003 as compared to $2,636,000 for the three-month period ended March 31, 2002. This decrease in net sales was the result of a 77.1% decrease in product net sales, partially offset by a 138.4% increase in service net sales. The decrease in product sales was primarily due to a decrease in PowerPlay™ purchases by distance learning customers, while the increase in service revenues is attributable to support and maintenance agreements entered into the second half of 2002 with distance learning customers and an increase in system integrations and installations with telecommunication customers.

     Net sales from Wireline Security increased 22.0% to $ 255,000 for the three-month period ended March 31, 2003 as compared to $209,000 for the three-month period ended March 31, 2002. This increase was the result of a 68.8% increase in service revenues from support and maintenance agreements.

     Cost of sales decreased 30.6% to $2,454,000 for the three-month period ended March 31, 2003 as compared to $3,535,000 for the three-month period ended March 31, 2002. This decrease was primarily due to the lower product sales volume in both Wireless Data Communications and Digital Multimedia and Networking.

     Cost of sales depreciation and amortization expense increased 267.3% to $180,000 for the three-month period ended March 31, 2003 as compared to $49,000 for the three-month period ended March 31, 2002. This increase was primarily due to equipment purchases, the addition of a license agreement and the capitalization internally developed software in 2002.

     Gross profit, as a percentage of net sales, was 43.8% for the three-month period ended March 31, 2003 as compared to 49.5% for the three-month period ended March 31, 2002. The reason for the decrease in the gross profit rate for the period was primarily due to the decreases in product sales, partially offset by the increase in service revenues.

     Selling, general, administrative and other expenses decreased 2.8% to $2,387,000 for the three-month period ended March 31, 2003 as compared to $2,456,000 for the three-month period ended March 31, 2002. The primary reason for the decrease in expenses for the period was due to a decrease in marketing and personnel costs, partially offset by an increase in insurance costs and in allowances for doubtful accounts.

     Research and development expenses decreased 50.5% to $298,000 for the three-month period ended March 31, 2003 as compared to $602,000 for the three-month period ended March 31, 2002. The primary reasons for the decrease in research and development expenses was a reduced requirement for development efforts during the period for the Company’s products and services and, to a lesser extent, due to the capitalization of development costs.

     Operating expense depreciation and amortization expense decreased 5.6% to $489,000 for the three-month period ended March 31, 2003 as compared to $518,000 for the three-month period ended March 31, 2002.

     Interest and other income for the three-month period ended March 31, 2003 was $23,000 compared to $(1,000) for the three-month period ended March 31, 2002. This increase in net interest and other income was primarily the result of foreign currency gains, partially offset by a decrease in income earned on cash balances and an increase in interest expense from capital leases established during 2002.

     Minority interest for the three-month period ended March 31, 2003 was $0 compared to $326,000 for the three-month period ended March 31, 2002. The principle reason for the decrease in minority interest was the depletion of minority interest on the Company’s balance sheet related to a joint venture.

     Due to the loss position in the current period and due to a net operating loss carryforward in the comparable period last year, the Company did not record federal tax provisions. The $19,000 in income tax expense recorded during the period related the Company’s operations in Australia.

     The Company recorded a net loss of $1,117,000 for the three-month period ended March 31, 2003 compared to net earnings of $259,000 for the three-month period ended March 31, 2002.

     Preferred stock dividend cost for the three-month period ended March 31, 2003 was $0 as compared to $60,000 for the three-month period ended March 31, 2002. This decrease was due to the conversion of the preferred stock to the Company’s common stock in December 2002.

     The Company recorded a net loss applicable to common shareholders of $1,117,000 for the three-month period ended March 31, 2003 compared to net earnings applicable to common shareholders of $199,000 for the three-month period ended March 31, 2002.

     Basic and diluted earnings (loss) per common share decreased to $(0.10) for three-month period ended March 31, 2003 as compared to $.02 for the three-month period ended March 31, 2002.

     The weighted average and diluted shares outstanding increased to 11,384,000 for the three-month period ended March 31, 2003 as compared to 10,582,000 and 11,512,000 for the three-month period ended March 31, 2002. The increase in weighted average basic shares outstanding was primarily due to the conversion of preferred stock to 625,000 shares of the Company’s common stock in December 2002 and the exercise of stock options. The 625,000 shares of common stock were repurchased on March 28, 2003 (see explanation under Liquidity and Capital Resources).

Liquidity and Capital Resources

     The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995, the proceeds from the sale of its derived channel technology in November 1999, the proceeds from capital leases, and the proceeds from the exercise of stock options.

     Net cash used in operating activities decreased to $168,000 for the three-month period ended March 31, 2003 as compared to $2,320,000 for the three-month period ended March 31, 2002. The decrease in cash used in operating activities was primarily due to changes in assets and liabilities which provided cash of $130,000 in the current period and compared to a use of cash of $2,816,000 in the comparable period last year.

     Net cash used in investing activities increased to $694,000 for the three-month period ended March 31, 2003 as compared to $288,000 for the three-month period ended March 31, 2002. This increase in cash used in investing activities was primarily due to payments related to a license agreement entered into for the Company’s derived channel business in Australia and other territories.

     Net cash used by financing activities was $569,000 for the three-month period ended March 31, 2003 as compared net cash provided by financing activities of $1,436,000 for the three-month period ended March 31, 2002. The cash usage during the current period was primarily due to the payments of preferred stock dividends and payments on capital lease obligations, while the sources of cash during the comparable period last year were from the exercise of stock options, which resulted in the issuance of an additional 178,481 shares of the Company’s Class A Common Stock, and from the proceeds of capital lease obligations established during the period.

     The Company had working capital balances, including cash balances, of $214,000 and $4,951,000, respectively, as of March 31, 2003 and December 31, 2002. Included in these working capital balances were notes receivable with certain customers of $590,000 and $823,000, respectively, as of March 31, 2003 and December 31, 2002. The Company had cash balances of $700,000 and $2,137,000, respectively, as of March 31, 2003 and December 31, 2002. The majority of the reduction in working capital was due to the establishment of a note payable, $3,500,000 of which is current, in connection with the Company’s acquisition of Cingular’s interest in Cellemetry and Cingular’s common stock of the Company (see explanation of the transaction below). In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year line of credit for $1 million. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit.

     The Company’s business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital lease and other long-term obligations, proceeds from the public offering and the proceeds from the sale of its derived channel technology in November 1999.

     On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million (the “Cellemetry Transaction”). Under the terms of the agreement, the Company has agreed to pay Cingular $1.5 million by December 15, 2003, $2.0 million by March 31, 2004 and $1.5 million by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum.

     The Company intends to fund the Cellemetry Transaction through a combination of operating cash flow, cash on hand, and additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stock holders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stock holders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant or sufficient proceeds from the sale of assets.

     The Company’s operations used significant amounts of cash in 2002. The Company continues to add products and distribution channels for its products, but the Company’s longer-term success will depend upon increased cash flow. The Company believes that the additional funding provided by establishment of the March 28, 2003 $1 million line of credit, along with existing resources and cash generated from future operations, will be sufficient to meet the Company’s operating requirements through at least December 31, 2003, assuming no material adverse change in the operation of the Company’s business. The Company is also considering other sources of funding, including the sale of certain non-core assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

     At March 31, 2003 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

     The Company invests cash balances in excess of operating requirements. At March 31, 2003 the Company has obligations under a note payable and under capital leases, of which both have fixed interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 4. Disclosure Controls and Procedures.

     Under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in routine legal proceedings in the normal course of its business. The Company believes that no currently pending legal proceedings will have a materially adverse effect on its business, its financial condition, or its results of operations.

Item 2. Changes in Securities and Use of Proceeds.

None — not applicable.

Item 3. Defaults Upon Senior Securities.

None — not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None — not applicable.

Item 5. Other Information.

None — not applicable.

Item 6. Exhibits and Reports of Form 8-K.

a.	Exhibits

		Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b.          Reports on Form 8-K during the quarter ended March 31, 2003.

None – not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP. (Registrant)

Date:	May 15, 2003	/s/ Stratton J. Nicolaides STRATTON J. NICOLAIDES Chairman and Chief Executive Officer

Date:	May 15, 2003	/s/ Kenneth W. Taylor KENNETH W. TAYLOR Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer

Certifications

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Stratton J. Nicolaides Stratton J. Nicolaides Chief Executive Officer and Chairman

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Kenneth W. Taylor Kenneth W. Taylor Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer