Form 10-Q
period 2003-06-30
NUMEREX CORP /PA/
filed 2003-08-13
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
JUNE 30, 2003	0-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 17, 2003, an aggregate of 10,784,859 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “strategy,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company’s operations are subject to influences outside its control. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which may change over time. These forward-looking statements speak only as of the date of this report, and the Company assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: the pace of technological change; variations in quarterly operating results; delays in the development, introduction and marketing of new wireless products and services by us or our competitors or suppliers; delay in implementation by customers of services; changes in the mix of products and services and sources of revenues; changes in length of sales cycles of or demand by our customers for existing and additional services; changes in the productivity of our distribution channels; customer acceptance of products and services; economic conditions; the inability to attain revenue and earnings growth; changes in interest rates; inflation; deflation; loss of key personnel; loss of key strategic contracts; product failures; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; general economic conditions and conditions affecting the capital markets; impact of changes in currently utilized telecommunications standards or Company’s ability to adapt to such changes. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	June 30,
ASSETS	2003	December 31,
	(UNAUDITED)	2002

CURRENT ASSETS
Cash and cash equivalents (Note B-3)	$1,138	$2,137
Accounts receivable, net of allowances of $900 and $1,272, respectively (Note B-10)	3,223	4,459
Notes receivable, net (Notes B-9 and B-10)	505	823
Inventory, net of reserves of $655 and $776, respectively (Note B-8 and B-11)	4,251	5,189
Prepaid expenses & interest receivable	482	976

TOTAL CURRENT ASSETS	9,599	13,584

Property and equipment, net (Note B-5)	1,903	2,475
Goodwill, net (Note B-4)	15,059	10,983
Intangible assets, net (Note B-4)	8,587	8,050
Software, net (Note B-4)	1,436	1,963
Other assets (Note B-11)	774	56

TOTAL ASSETS	$37,358	$37,111

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,703	$5,238
Income taxes (Note B-7)	—	—
Other current liabilities
Deferred revenues	814	819
Other accrued liabilities	1,455	1,866
Note Payable, current portion	3,500	—
Obligations under capital leases, current portion	710	710

TOTAL CURRENT LIABILITIES	10,182	8,633

LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	956	863
Note Payable, long-term portion	1,500	—

TOTAL LONG TERM LIABILITIES	2,456	863

SHAREHOLDERS’ EQUITY
Preferred stock — no par value; authorized, none issued	—	—
Class A common stock — no par value; authorized 30,000,000 shares; issued 13,176,259 and 13,168,889 shares, respectively	36,775	36,769
Class B common stock — no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital	439	439
Treasury stock, at cost, 2,391,400 on June 30, 2003, and 1,766,400 shares on December 31, 2002 (Note B-13)	(10,197)	(9,222)
Accumulated other comprehensive income	36	(9)
Retained earnings	(2,333)	(362)

TOTAL SHAREHOLDERS’ EQUITY	24,720	27,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,358	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the three month period		For the six month period
	ended June 30,		ended June 30,

	2003	2002	2003	2002
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net sales	$4,720	$7,508	$9,406	$14,602
Cost of sales	2,269	3,569	4,724	7,105
Depreciation and amortization	174	54	353	102

Gross profit	2,277	3,885	4,329	7,395

Selling, general, administrative and Other expenses	2,234	2,952	4,621	5,407
Research and development expenses	284	188	581	790
Costs related to non-recurring acquisition activity (Note B-23)	—	1,714	—	1,714
Depreciation and amortization	505	549	994	1,069

Operating loss	(746)	(1,518)	(1,867)	(1,585)

Interest expense and other income, net	(95)	(54)	(72)	(54)
Minority interest	—	—	—	326

Loss before income taxes	(841)	(1,572)	(1,939)	(1,313)

Income taxes (Notes B-7)	13	70	32	70

Net loss	(854)	(1,642)	(1,971)	(1,383)

Preferred stock dividend	—	60	—	120

Net loss applicable to common shareholders	$(854)	$(1,702)	$(1,971)	$(1,503)

Other comprehensive income, net of income taxes
Foreign currency translation adjustment (Note B-18)	45	15	45	15

Comprehensive loss	$(809)	$(1,687)	$(1,926)	$(1,488)

Basic loss per share (Note B-22)	$(0.08)	$(0.16)	$(0.18)	$(0.14)

Diluted loss per share	$(0.08)	$(0.16)	$(0.18)	$(0.14)

Number of shares used in per share calculation (Note B-22):
Basic	10,785	10,729	11,083	10,656

Diluted	10,785	10,729	11,083	10,656

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the six month period
	ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,971)	$(1,503)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	580	644
Amortization	767	526
Bad debt reserves	300	—
Minority interest	—	(326)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	1,254	(4,398)
Inventory	222	28
Prepaid expenses & interest receivable	494	581
Accounts payable	(1,535)	1,290
Income taxes	—	36
Other accrued liabilities	64	(44)

Net cash provided by (used in) operating activities	175	(3,166)

Cash flows from investing activities:
Purchase of property and equipment	(8)	(347)
Purchase of intangible and other assets	(833)	(1,641)
Increase in deposit and long term receivables	(2)	(310)

Net cash used in investing activities	(843)	(2,298)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(In Thousands)

	For the six month period
	ended June 30,

	2003	2002

Cash flows from financing activities:
Proceeds from exercise of stock options	$14	$1,128
Principal payments on capital lease obligations	(307)	—
Proceeds from capital lease obligations	—	1,172
Proceeds from line of credit	400	—
Payment of preferred stock dividends	(480)	—

Net cash provided by (used in) financing activities	(373)	2,300

Effect of exchange differences on cash	42	15

Net decrease in cash and cash equivalents	(999)	(3,149)

Cash and cash equivalents, beginning of period	2,137	5,401

Cash and cash equivalents, end of period	$1,138	$2,252

Supplemental Disclosure of Cash Flow Information Disclosure of non-cash:
Note Payable	$5,000	$—
Purchase of Treasury Stock	$975	$—
Purchase of minority interest in Cellemetry	$4,025	$—
Inventory sold based on revenue share, transferred to other assets (Note B-11)	$716	$—

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is also made to the Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2002 and the consolidated financial statements contained therein.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Nature of Business

Numerex Corp. (the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry® and Data1Source™, and digital multimedia networking through PowerPlay™. Uplink Security, Inc., a wholly owned subsidiary of Cellemetry®, provides a cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology. In February 2003 the Company introduced MobileGuardian™, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry® wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

2.	Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. As of June 30, 2003, cash and cash equivalents include $231,000 restricted cash to support letters of credits. This cash is held in the form of a time deposit maturing in November 2004, when it will become accessible.

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

The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption, the Company reviewed the classification of its goodwill and other tangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which resulted in reduced expense of approximately of $192,000 for the quarters ended June 30, 2003 and 2002 and will result in reduced expense of approximately $768,000 on an annualized basis. The Company also tested goodwill for impairment by comparing the fair values of the Company’s reporting units to their carrying values as of January 1, 2001 and at December 31, 2002 and determined that there was no goodwill impairment at that time. The goodwill will be tested at least annually for impairment.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5.0 million (see Notes B-12 Note Payable and B-13 Shareholders’ Equity). Of the $5.0 million, $4.0 million was added to Cellemetry’s goodwill. In addition, there were $51,000 in transaction costs capitalized as goodwill.

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

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the three and six-month periods ended June 30, 2003 and 2002, respectively.

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

8.	Inventory

Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

The components of inventory are as follows:

(in thousands)
	June 30,	December 31,
	2003	2002
Raw materials	$1,576	$1,346
Work-in-progress	10	20
Finished goods	2,665	3,823

	$4,251	$5,189

9.	Notes Receivable

In 2002, the company converted $612,000 of accounts receivable to notes receivable. There were no new notes receivable in the three-month and six-month periods ended June 30, 2003. These notes are payable to the company in installments for periods ranging from 9 to 18 months. For purposes of valuation, notes receivable and accounts receivable are considered in total in determining the allowance for doubtful accounts.

10.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable and notes receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

11.	Other Assets

In May 2003, the Company shipped $716,000 of wire-line security detection equipment to a customer in Australia. This equipment is being installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. This Agreement will allow them to generate additional revenues by providing additional services to their customers. The Company will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), they must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of June 30, 2003. At June 30, 2003 this equipment was in the process of being installed which is expected to be complete by December 31, 2003. The Company should receive its first share of revenues in the last quarter of 2003. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets.

12.	Note Payable

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

13.	Shareholders’ Equity

Shareholders’ Equity decreased by $809,000 in the three-month period ending June 30, 2003. The decrease in Shareholders’ Equity is attributable to the net loss recorded of $854,000 partially offset by foreign currency translation of $45,000.

Shareholders’ Equity decreased by $2,895,000 in the six-month period ending June 30, 2003. The decrease in Shareholders’ Equity is attributable to the net loss recorded of $1,971,000, the purchase of 625,000 shares of common stock in the Cellemetry Transaction valued at $975,000 offset by foreign currency translation of $45,000 and the receipt of $6,000 following the issue of 1,541 shares of Class A Common Stock of the Company resulting from an election under the Directors’ Stock Plan.

14.	Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.

15.	Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

16. Concentration of Credit Risk

The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

17. Revenue Recognition

The Company’s revenue is generated from four sources:

•	the supply of product under non recurring agreements,

•	the provision of services, under non recurring agreements, and,

•	the provision of data transportation services under recurring or multi-year contractually based agreements.

•	the provision of support and maintenance services under recurring or multi-year contractually based agreements.

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

18. Foreign Currency Transactions

Some transactions of the Company and its subsidiaries are made in British pounds sterling, Canadian dollars and Australian dollars. Gains and losses from these transactions are included in income as they occur.

19. Research and Development

Research and development expenses are charged to operations in the period in which they are incurred.

20. Provision for Warranty Claims

Estimated warranty expense is charged over the warranty period of the warranted products. Warranty expenses have not been significant to the Company.

21. Stock-Based Compensation

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

	For the three months		For the six months
(In thousands except per share data)	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net loss — as reported	$(854)	$(1,702)	$(1,971)	$(1,503)
Net loss — pro forma	(1,145)	(1,999)	(2,553)	(2,096)
Loss per share — as reported	(0.08)	(0.16)	(0.18)	(0.14)
Loss per share — pro forma	(0.11)	(0.19)	(0.23)	(0.20)

22. Loss Per Share

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

For the three-month and six month periods ended June 30, 2003, the Company’s potential common shares have an anti-dilutive effect on loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 42,000 and 850,000 for the three-month periods ended June 30, 2003 and June 30, 2002 respectively and 37,000 and 850,000 for the six month periods ended June 30, 2003 and June 30, 2002 respectively.

23. Cost Related to Non-recurring Acquisition Activity

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

24. Recent Accounting Pronouncements

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25. The Company adopted the additional disclosure provisions of SFAS 148 during 2002 (see Note B-21 Stock-Based Compensation).

The FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003. Statement 149:

•	clarifies implementation issues raised by constituents regarding the following:

•	what is meant by an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors

•	what is meant by underlying

•	how to identify a derivative that contains a financing element.

•	amends Statement 133, Accounting for Derivative Instruments and Hedging Activities (AC Section D50), to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133’s conclusions, were considered by the Board to be preferable

•	amends Statement 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option

•	amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

•	guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

•	·guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

The FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings.

Statement 150 requires an issuer to classify the following financial instruments as liabilities:

•	mandatorily redeemable preferred and common stocks

•	forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets

•	freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets

•	freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	a fixed monetary amount known at inception

•	variations in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount

•	variations inversely related to changes in the value of the issuer’s shares, such as a written put option that can be net share settled.

Statement 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

25. Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C – INVESTMENTS

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5 million. Under the terms of the agreement, the Company has agreed to pay Cingular $1.5 million by December 15, 2003, $2.0 million by March 31, 2004 and $1.5 million by December 15, 2004. The Company’s obligation is secured by the pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum.

NOTE D – LIQUIDITY

In 2002, the Company used significant amounts of cash. The Company continues to add products and distribution channels for its products, but the Company’s long-term success will depend upon increased cash flow. In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1 million. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of June 30, 2003 the Company had drawn $400,000 of this line of credit.

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

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Month Period Ended			Six Month Period Ended
	June 30,			June 30,

			%			%
	2003	2002	Change	2003	2002	Change

Net sales:
Wireless Data Communications
Product	$1,073	$2,211	(51.5%)	$2,100	$4,869	(56.9%)
Service	2,081	2,303	(9.6%)	3,939	3,895	1.1%

Sub-total	3,154	4,514	(30.1%)	6,039	8,764	(31.1%)
Digital Multimedia and Networking
Product	395	1,748	(77.4%)	899	3,967	(77.3%)
Service	809	987	(18.0%)	1,851	1,404	31.8%

Sub-total	1,204	2,735	(56.0%)	2,750	5,371	(48.8%)
Wireline Security
Product	172	58	196.6%	211	143	47.6%
Service	190	201	(5.5%)	406	324	25.3%

Sub-total	362	259	39.8%	617	467	32.1%
Total net sales
Product	1,640	4,017	(59.2%)	3,210	8,979	(64.2%)
Service	3,080	3,491	(11.8%)	6,196	5,623	10.2%

Total net sales	4,720	7,508	(37.1%)	9,406	14,602	(35.6%)

Cost of sales	2,269	3,569	(36.4%)	4,724	7,105	(33.5%)
Depreciation and amortization	174	54	222.2%	353	102	246.1%

Gross profit	2,277	3,885	(41.4%)	4,329	7,395	(41.5%)
%	48.2%	51.7%		46.0%	50.6%

Selling, general, administrative and other expenses	2,234	2,952	(24.3%)	4,621	5,407	(14.5%)
Research and development expenses	284	188	51.1%	581	790	(26.5%)
Depreciation and amortization	505	549	(8.0%)	994	1,069	(7.0%)
Costs related to non-recurring acquisition activity	—	1,714	(100.0%)	—	1,714	(100.0%)

Operating loss	(746)	(1,518)	50.9%	(1,867)	(1,585)	(17.8%)

Loss before income taxes	(841)	(1,572)	46.5%	(1,939)	(1,313)	(47.7%)

Net loss applicable to common shareholders	(854)	(1,702)	49.8%	(1,971)	(1,503)	(31.1%)

Basic loss per share	(0.08)	(0.16)		(0.18)	(0.14)

Weighted average shares outstanding	10,785	10,729		11,083	10,656

See notes to consolidated financial statements

     .

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 31,

	2003	2002	2003	2002

Net sales:
Wireless Data Communications
Product	22.7%	29.4%	22.3%	33.3%
Service	44.1%	30.7%	41.9%	26.7%

Sub-total	66.8%	60.1%	64.2%	60.0%
Digital Multimedia and Networking
Product	8.4%	23.3%	9.6%	27.2%
Service	17.1%	13.1%	19.7%	9.6%

Sub-total	25.5%	36.4%	29.2%	36.8%
Wireline Security
Product	3.6%	0.8%	2.2%	1.0%
Service	4.0%	2.7%	4.3%	2.2%

Sub-total	7.7%	3.4%	6.6%	3.2%
Total net sales
Product	34.7%	53.5%	34.1%	61.5%
Service	65.3%	46.5%	65.9%	38.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	48.1%	47.5%	50.2%	48.7%
Depreciation and amortization	3.7%	0.7%	3.8%	0.7%

Gross profit	48.2%	51.7%	46.0%	50.6%

Selling, general, administrative and other expenses	47.3%	39.3%	49.1%	37.0%
Research and development expenses	6.0%	2.5%	6.2%	5.4%
Depreciation and amortization	0.0%	22.8%	0.0%	11.7%
Costs related to non-recurring Acquisition activity	0.0%	22.8%	269.3%	0.0%

Operating loss	(15.8%)	(20.2%)	(19.8%)	(10.9%)

Net loss	(17.8%)	(20.9%)	(20.6%)	(9.0%)

Net loss applicable to common shareholders	(18.1%)	(22.7%)	(21.0%)	(10.3%)

See notes to consolidated financial statements

Results of Operations

     Net sales decreased 37.1% to $4,720,000 for the three-month period ended June 30, 2003 as compared to $7,508,000 for the three-month period ended June 30, 2002. In the six-month period ended June 30, 2003 net sales decreased 35.6% to $9,406,000 as compared to $14,602,000 in the comparable period in 2002. This decrease in total net sales for the second quarter was the result of a 59.2% decrease in total product sales and an 11.8% decrease in services. Most of the product sales decrease was in Digital Multimedia and Networking and in Wireless Data Communications. The decrease in total services revenues in the second quarter of 2003 versus the 2002 was primarily due to an infrequent Wireless Data Communications software sale of $500,000 made in the second quarter of 2002 that did not occur in 2003. Excluding this software sale, total service revenues increased 3.0% for the three-month period ended June 30, 2003 versus the same period in 2002. The decrease in total net sales for the first six months of the current year versus the same period of the prior year was due to a 64.2% decrease in total product sales, partially offset by a 10.2% increase in service revenues. As a percentage of total net sales, service revenues of the Company increased to 65.3% for the three-month period ended June 30, 2003 compared to 46.5% in the comparable period in 2002. For the six-month period ended June 30, 2003, services revenues increased to 65.9% of total net sales versus 38.5% for the same period last year.

     Net sales from Wireless Data Communications decreased 30.1% to $3,154,000 for the three-month period ended June 30, 2003 as compared to $4,514,000 for the three-month period ended June 30, 2002. However, as a percentage of the Company’s total net sales, Wireless Data Communications increased to 66.8% for the three-month period ended June 30, 2003 compared to 60.1% in the comparable period in 2002. Net sales from Wireless Data Communications decreased 31.1% to 6,039,000 for the six-month period ended June 30, 2003 as compared to $8,764,000 for the same period of 2002. The decrease in net sales for the second quarter was the result of a 51.5% decrease in product net sales and a 9.6% decrease in net service sales. The decrease in product sales for both the second quarter and first six-month periods was primarily the result of changes made to the Company’s distribution strategy for wireless mobile telemetry product lines, which resulted in a decline in unit sales while new markets are developed during 2003. This included exiting the radio distribution market as well as a revised focus with regard to mobile tracking. The second quarter of 2002 net service sales included an infrequent sale of the companies Cellemetry gateway software to a customer in Colombia, South America for $500,000. Service revenues generated from connections to Company’s gateway (excluding the software sale) increased 15.4% for the three-month period ended June 30, 2003 over the same period in 2002 and increased 16.0% for the six-month period ended June 30, 2003 versus the same period in 2002. This increase in service revenues was due to an increase in the number of connections on the Company’s Cellemetry® wireless network, primarily related to security monitoring, and an increase in digital subscribers utilizing the Company’s Data1Source™ mobile messaging service.

     Net sales from Digital Multimedia and Networking decreased 56.0% to $1,204,000 for the three-month period ended June 30, 2003 as compared to $2,735,000 for the three-month period ended June 30, 2002. In the six-month period ended June 30, 2003, net sales decreased 48.8% to 2,750,000 as compared to $5,371,000 for the same period in 2002. This decrease in net sales for the three and six-month periods ended June 30, 2003 as compared to the same period in 2002 was primarily the result of a 77.3% decrease in product net sales in both Digital Multimedia and Networking. The decrease in Digital Multimedia product sales was primarily due to a decrease in PowerPlay™ purchases by distance learning customers. The decline in Network monitoring equipment was due a reduction in capital spending by telecommunications customers in the three and six-month periods ended June 30, 2003 versus the same period in 2002. The reduction in Network monitoring equipment also translated into a decline in installation service revenues of 18.0% for the three-month period ended June 30, 2003 versus the same period in 2002. For the six-month period ended June 30, 2003 versus the same period in 2002, the decline in product sales was partially offset by a 31.8% increase in service net sales. Even though service revenues decreased for the three-month period, they increased for the six-month period ended June 30, 2003 versus the same period in 2002. This increase in service revenues for the six-month period is attributable to support and maintenance agreements entered into the second half of 2002 with distance learning customers and an increase in system integrations and installations with telecommunication customers.

     Net sales from Wireline Security increased 39.8% to $362,000 for the three-month period ended June 30, 2003 as compared to $259,000 for the three-month period ended June 30, 2002. In the six-month period ended June 30, 2003, Wireline Security net sales increased 32.1% to $617,000 as compared to $467,000 for the same period in 2002. The increase for both the three and six month periods are primarily due to an increase in the product sales. The increase in product sales is due to additional sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”) . Pursuant to the Agreement, in May 2003, the Company shipped $716,000 of wire-line security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although the customer retains title to this equipment from acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of June 30, 2003. The sales of maintenance parts to the customer, however, was not pursuant to the Agreement and therefore we recognized revenues from those sales in the period ended June 30, 2003 since the sales price was a fixed amount and payable upon our normal terms. The Company expects the installation of the equipment to be complete by December 31, 2003 and expects to begin receiving its share of revenues in the last quarter of 2003. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets.

     Cost of sales decreased 36.4% to $2,269,000 for the three-month period ended June 30, 2003 as compared to $3,569,000 for the three-month period ended June 30, 2002. Cost of sales decrease 33.5% to 4,724,000 for the six-month period ended June 30, 2003 versus $7,105,000 for the same period in 2002. The decrease for the three and six month periods was primarily due to the lower product sales volume in both Wireless Data Communications and Digital Multimedia and Networking.

     Cost of sales depreciation and amortization expense increased 222.2% to $174,000 for the three-month period ended June 30, 2003 as compared to $54,000 for the three-month period ended June 30, 2002. Cost of sales depreciation and amortization expense increased 246.1% to $353,000 for the six-month period ended June 30, 2003 as compared to $102,000 for the same period in 2002. This increase in both periods was primarily due to the purchase of software and hardware for the Data1Source™ service line, the capitalization or internally developed software in 2002 and the purchase of a license agreement in 2003 for our wireline business in Australia.

     Gross profit, as a percentage of net sales, was 48.2% for the three-month and 46.0% for the six-month period ended June 30, 2003. This compares to 51.7% for the three-month period ended June 30, 2002 and 50.6% for the six-month period ended June 30, 2002. The rare sale of the gateway software made in the second quarter of 2002 had a significant positive impact on this margin percentage for both the three and six month periods ended in June 2002, since this software was originally developed for Cellemetry’s internal use, there was little additional coasts associated with this sale to an external customer. The three and six month periods ended June 30, 2003 did not include such a gateway software sale, thus the margin percentage was lower than the same periods in 2002.

     Selling, general, administrative and other expenses decreased 24.3% to $2,234,000 for the three-month period ended June 30, 2003 as compared to $2,952,000 for the three-month period ended June 30, 2002. Selling, general, administrative and other expenses decreased 14.5% to $4,621,000 for the six-month period ended June 30, 2003 as compared to $5,407,000 for the six-month period ended June 30, 2002. The primary reason for the decrease in expenses for these periods was due to decreases in marketing and personnel costs, partially offset by an increase in insurance costs and in allowances for doubtful accounts.

     Research and development expenses increased 51.1% to $284,000 for the three-month period ended June 30, 2003 as compared to $188,000 for the three-month period ended June 30, 2002. Research and development expenses were lower for the second quarter of 2002 than the second quarter of 2003 due to the capitalization of development costs for new products that reached technical feasibility and for internal use software developed for system backup and for load sharing capabilities in 2002. Only a small amount of Research and Development was capitalized for the three-month period ending June 30, 2003. Research and development expenses decreased 26.5% to $581,000 for the six-month period ended June 30, 2003 as compared to $790,000 for same period in 2002. The primary reasons for the decrease in research and development expenses for the six-month period was due to a reduction in Research and Development personnel as the result of a reduced requirement for development efforts during the period.

     Operating expense depreciation and amortization expense decreased 8.0% to $505,000 for the three-month period ended June 30, 2003 as compared to $549,000 for the three-month period ended June 30, 2002. Operating expense depreciation and amortization expense decreased 7.0% to $994,000 for the six-month period ended June 30, 2003 as compared to $1,069,000 for the six-month period ended June 30, 2002. This was due to some older assets becoming fully depreciated while the company has had little requirements for the purchase of new selling, general and administrative assets.

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

     Interest expense and other income for the three-month period ended June 30, 2003 was $(95,000) compared to $(54,000) for the three-month period ended June 30, 2002. Interest expense and other income for the six-month period ended June 30, 2003 was $(72,000) compared to $(54,000) for same period in 2002. This increase in net interest expense and other expense was primarily the result of increased interest expense on the $5 million note payable incurred on March

28, 2003 to Cingular for the purchase of their interest in Cellemetry (see explanation under Liquidity and Capital Resources). This interest expense was partially offset by foreign currency gains in 2003. There was a small foreign currency loss in 2002. This note payable interest expense is in addition to the interest expense on capital leases incurred both in 2003 and 2002.

     Minority interest for the three-month and six periods ended June 30, 2003 was $0 compared to $0 for the three-month period ended June 30, 2002 and $326,000 for six-month period ended June 30, 2002. The principle reason for the decrease in minority interest was the depletion of minority interest on the Company’s balance sheet related to a joint venture. Numerex purchased the minority parties interest on March 28, 2003.

     Due to the loss position in the current period and due to a net operating loss carryforward in the comparable period last year, the Company did not record federal tax provisions. The $13,000 in income tax expense recorded during the three-month period related to certain state income taxes. The $32,000 in income tax expense for the six-month period ended June 30, 2003 related the Company’s operations in Australia and certain state income taxes.

     The Company recorded a net loss of $854,000 for the three-month period ended June 30, 2003 compared to a net loss of $1,642,000 for the three-month period ended June 30, 2002. The Company recorded a net loss of $1,971,000 for the six-month period ended June 30, 2003 compared to a net loss of $1,383,000 for the three-month period ended June 30, 2002.

     Preferred stock dividend cost for the three-month and six-month period ended June 30, 2003 was $0 as compared to $60,000 for the three-month period ended June 30, 2002 and $120,000 for the six-month period ended June 30, 2002. This decrease was due to the conversion of the preferred stock to the Company’s common stock in December 2002.

     The Company recorded a net loss applicable to common shareholders of $854,000 for the three-month period ended June 30, 2003 compared to net loss applicable to common shareholders of $1,702,000 for the three-month period ended June 30, 2002. The Company recorded a net loss applicable to common shareholders of $1,971,000 for the six-month period ended June 30, 2003 compared to net loss applicable to common shareholders of $1,503,000 for the six-month period ended June 30, 2002.

     Basic and diluted loss per common share improved to $(0.08) for three-month period ended June 30, 2003 as compared to $(0.16) for the three-month period ended June 30, 2002. Basic and diluted loss per common share increased to $(0.18) for three-month period ended June 30, 2003 as compared to $(0.14) for the three-month period ended June 30, 2002.

     The weighted average and diluted shares outstanding increased to 10,785,000 for the three-month period ended June 30, 2003 as compared to 10,729,000 for the three-month period ended June 30, 2002. The weighted average and diluted shares outstanding increased to 11,083,000 for the six-month period ended June 30, 2003 as compared to 10,656,000 for the six-month period ended June 30, 2002. The increase in weighted average basic shares outstanding was primarily due to the conversion of preferred stock to 625,000 shares of the Company’s common stock in December 2002 and the exercise of stock options. The 625,000 shares of common stock were repurchased on March 28, 2003 (see explanation under Liquidity and Capital Resources).

Liquidity and Capital Resources

     Net cash provided by operating activities was $175,000 for the six-month period ended June 30, 2003 as compared net cash used by operating activities of $3,166,000 for the three-month period ended June 30, 2002. The change from cash used in operating activities to cash provided by operating activities was primarily due to a more aggressive management of working capital in 2003 compared to the same period in 2002. Specifically changes in assets and liabilities which provided cash of $499,000 in the current period and compared to a use of cash of $2,507,000 in the comparable period last year.

     Net cash used in investing activities decreased to $843,000 for the six-month period ended June 30, 2003 as compared to $2,298,000 for the six-month period ended June 30, 2002. The cash used in investing activities for the first half of 2003 was primarily due to payments related to a license agreement entered into for the Company’s derived channel business in Australia and other territories. The cash used in investing activities for the first six months of 2002 was primarily internally developed software for the Cellemetry gateway for the domestic and international versions and the purchase of software licenses for the Data1Source™ service line.

     Net cash used by financing activities were $373,000 for the six-month period ended June 30, 2003 as compared net cash provided by financing activities of $2,300,000 for the six-month period ended June 30, 2002. The cash usage during this period was primarily due to the payments of preferred stock dividends and payments on capital lease obligations that were partially offset by cash provided by the line of credit (see explanation of the line of credit below). The sources of cash during the comparable period last year were from the exercise of stock options, which resulted in the issuance of an additional 178,481 shares of the Company’s Class A Common Stock, and from the proceeds of capital lease obligations established during the period.

     The Company had a working capital deficit of $(583,000) as of June 30, 2003 compared to a working capital balance of $4,951,000 at December 31, 2002. Included in working capital were notes receivable with certain customers of $505,000 and $823,000, respectively, as of June 30, 2003 and December 31, 2002. The Company had cash balances of $1,138,000 and $2,137,000, respectively, as of June 30, 2003 and December 31, 2002. The majority of the reduction in working capital is due to a note payable, $3,500,000 of which is classified as current, in connection with the Company’s acquisition of Cingular’s interest in Cellemetry and Cingular’s common stock of the Company (see explanation of the transaction below). In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1 million. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of June 30, 2003, the Company had drawn $400,000 on this line of credit.

     On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5.0 million (the “Cellemetry Transaction”). Under the terms of the agreement, the Company has agreed to pay Cingular $1.5 million by December 15, 2003, $2.0 million by March 31, 2004 and $1.5 million by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum.

     The Company’s business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital leases and other long-term obligations, proceeds from the public offering and the proceeds from the sale of its derived channel technology in November 1999.

     The Company intends to fund its continuing operation and the Cellemetry Transaction through a combination of operating cash flow, cash on hand, and additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stock holders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stock holders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant or sufficient proceeds from the sale of assets. If the Company is unable to pay the note due to Cingular, Cingular could take action to realize on its security interests described above.

     The Company’s operations used significant amounts of cash in 2002. The Company continues to add products and distribution channels for its products, and the Company’s longer-term success will depend upon increased cash flow. In addition to the revolving line of credit, the Company is also considering other sources of funding, including the sale of certain non-core assets. In the absence of additional funding, the Company believes that its available cash reserves will be sufficient to fund operations until the end of 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

     At June 30, 2003 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

     The Company invests cash balances in excess of operating requirements. At June 30, 2003 the Company has obligations under a note payable and under capital leases, both of which have fixed interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 4. Disclosure Controls and Procedures.

     Under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2003. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 30, 2003 (the “Meeting”). Two proposals were presented for a vote at the Meeting.

Proposal 1 – The election of seven directors, Brian C. Beazer, George Benson, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos, and Andrew J. Ryan., each to serve as director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2004 and until the election and qualification of each successor.

The proposal was approved as follows:

	For	Withheld

Brian C. Beazer	5,726,030	100
George Benson	5,714,730	11,400
Matthew J. Flanigan	5,714,730	11,400
Allan H. Liu	5,714,730	11,400
Stratton J. Nicholaides	5,726,030	100
John G. Raos	5,726,030	100
Andrew J. Ryan	5,726,030	100

Proposal 2 – The ratification of the appointment of Grant Thornton LLP as the Company’s independent accountants of the Company for the current fiscal year ending December 31, 2003.

The proposal was approved as follows:

For	Against	Abstain

5,726,030	0	100

Item 5. Other Information.

None — not applicable.

Item 6. Exhibits and Reports of Form 8-K.

a. Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

Exhibit 31.1	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K during the quarter ended June 30, 2003.

On April 11, 2003, Numerex Corp. filed a Form 8-K announcing the Company’s purchase of Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular.

On May 5, 2003, Numerex Corp. filed a form 8-K furnishing its press release announcing its financial results for the quarter ended March 31, 2003.

Through its website at www.nmrx.com, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.

(Registrant)

Date:	August 13, 2003	/s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES Chairman and Chief Executive Officer

Date:	August 13, 2003	/s/ Alan B. Catherall

ALAN B. CATHERALL Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer