Form 10-Q
period 2003-09-30
NUMEREX CORP /PA/
filed 2003-11-12
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30, 2003	Commission File Number 0-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  [x]   No  [  ]

As of October 29, 2003, an aggregate of 10,789,948 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	4
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three-month and nine-month periods ended September 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risks	23
Item 4. Disclosure Controls and Procedures	23
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	25
Signature Page	26
Certifications	27
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

Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: the pace of technological change; variations in quarterly operating results; delays in the development, introduction and marketing of new wireless products and services by us or our competitors or suppliers; delay in implementation by customers of services; changes in our mix of products and services and sources of revenues; changes in length of sales cycles of or demand by our customers for existing and additional services; changes in the productivity of our distribution channels; customer acceptance of our products and services;; the inability to attain revenue and earnings growth; loss of key strategic contracts; product failures; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; an impact of changes in currently utilized telecommunications standards or Company’s ability to adapt to such changes. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	September 30,
	2003	December 31,
	(UNAUDITED)	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note B-3)	$1,005	$2,137
Accounts receivable, net of allowances of $873 and $1,272, respectively (Note B-10)	3,131	4,459
Notes receivable, net (Notes B-9 and B-10)	443	823
Inventory, net of reserves of $705 and $776, respectively (Notes B-8 and B-11)	3,708	5,189
Prepaid expenses & interest receivable	579	976

TOTAL CURRENT ASSETS	8,866	13,584

Property and equipment, net (Note B-5 and Note C)	1,493	2,475
Goodwill, net (Note B-4)	15,036	10,983
Intangible assets, net (Note B-4)	8,117	8,050
Software, net (Note B-4 and Note C)	739	1,963
Other assets (Note B-11)	739	56

TOTAL ASSETS	$34,990	$37,111

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,661	$5,238
Income taxes (Note B-7)	—	—
Other current liabilities
Deferred revenues	708	819
Other accrued liabilities	1,984	1,866
Note Payable, current portion (Note B-12)	2,000	—
Obligations under capital leases, current portion	273	710

TOTAL CURRENT LIABILITIES	7,626	8,633

LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	140	863
Note Payable, long-term portion (Note B-12)	1,500	—

TOTAL LONG TERM LIABILITIES	1,640	863

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized, none issued	—	—
Class A common stock - no par value; authorized 30,000,000 shares; issued 13,179,620 and 13,168,889 shares, respectively	36,777	36,769
Class B common stock - no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital	439	439
Treasury stock, at cost, 2,391,400 on September 30, 2003, and 1,766,400 shares on December 31, 2002 (Note B-13)	(10,197)	(9,222)
Accumulated other comprehensive income	46	(9)
Retained earnings	(1,341)	(362)

TOTAL SHAREHOLDERS’ EQUITY	25,724	27,615

TOTAL LIABILITIES AND SHOREHOLDERS’ EQUITY	$34,990	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the three month period		For the nine month period
	ended September 30,		ended September 30,
	2003	2002	2003	2002
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net sales	$5,456	$6,038	$14,862	$20,640
Cost of sales	2,889	3,761	7,613	10,865
Depreciation and amortization	181	105	534	207

Gross profit	2,386	2,172	6,715	9,568

Selling, general, administrative and other expenses	2,210	3,805	6,827	9,212
Research and development expenses	261	(63)	846	728
Costs related to non-recurring acquisition activity (Note B-23)	—	185	—	1,899
Depreciation and amortization	480	552	1,474	1,620

Operating loss	(565)	(2,307)	(2,432)	(3,891)

Interest and other income, net	(132)	(14)	(203)	(70)
Gain on sale of business (Note C)	1,712	—	1,712	—
Minority interest	—	—	—	326

Earnings (loss) before income taxes	1,015	(2,321)	(923)	(3,635)

Income taxes (Notes B-7)	23	17	56	86

Net earnings (loss)	992	(2,338)	(979)	(3,721)

Preferred stock dividend	—	60	—	180

Net earnings (loss) applicable to common Shareholders	$992	$(2,398)	$(979)	$(3,901)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment (Note B-18)	10	(1)	55	14

Comprehensive earnings (loss)	$1,002	$(2,399)	$(924)	$(3,887)

Basic earnings (loss) per share (Note B-22)	$0.09	$(0.22)	$(0.09)	$(0.36)

Diluted earnings (loss) per share	$0.09	$(0.22)	$(0.09)	$(0.36)

Number of shares used in per share calculation (Note B-22):
Basic	10,787	10,773	10,983	10,696

Diluted	10,878	10,773	10,983	10,696

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the nine month period
	ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(979)	$(3,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	850	980
Amortization	1,159	847
Bad debt reserves	450	—
Inventory reserves	193	—
Gain on sale of business	(1,712)	—
Minority interest	—	(326)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	1,258	547
Inventory	607	(244)
Prepaid expenses & interest receivable	424	(108)
Other assets	—	—
Accounts payable	(2,425)	(1,753)
Income taxes	—	36
Other accrued liabilities	(103)	1,005

Net cash used in operating activities	(278)	(2,737)

Cash flows from investing activities:
Purchase of property and equipment	(59)	(577)
Purchase of intangible and other assets	(2,341)	(1,885)
Proceeds from sale of business	3,197	—
Increase in deposits and long term receivables	(41)	(190)

Net cash provided by (used in) investing activities	756	(2,652)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(In Thousands)

	For the nine month period
	ended September 30,
	2003	2002

Cash flows from financing activities:
Proceeds from exercise of stock options	$11	$1,173
Principal payments on capital lease obligations	(1,201)	—
Proceeds from capital lease obligations	—	1,278
Proceeds from revolving line of credit	400	—
Principal payments on revolving line of credit	(400)	—
Payment of preferred stock dividends	(480)	—

Net cash provided by (used in) financing activities	(1,670)	2,451

Effect of exchange differences on cash	60	14

Net decrease in cash and cash equivalents	(1,132)	(2,924)

Cash and cash equivalents, beginning of period	2,137	5,401

Cash and cash equivalents, end of period	$1,005	$2,477

Supplemental Disclosure of Cash Flow Information Disclosure of non-cash:
Note Payable	$3,500	$—
Purchase of Treasury Stock	$975	$—
Purchase of minority interest in Cellemetry	$2,525	$—
Inventory sold based on revenue share, transferred to other assets (Note B-11)	$716	$—

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is also made to the Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2002 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. (the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry®, and digital multimedia networking through PowerPlay™. Uplink Security, Inc., a wholly owned subsidiary of Cellemetry®, provides a cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology. In February 2003 the Company introduced MobileGuardian™, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry® wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. During the quarter ended September 30, 2003, $231,000 of cash previously restricted to support letters of credit was released due to the payment of the underlying obligation. This was related to the sale of the Data1Source LLC (see Note C – Investments and Divestitures).

4. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over their expected useful life. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. Goodwill amortization ceased on January 1, 2002.

The Company capitalizes software development costs when project technical feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technical feasibility are expensed as incurred.

The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption, the Company reviewed the classification of its goodwill and other tangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which resulted in reduced expense of approximately of $192,000 for the quarters ended September 30, 2003 and 2002 and will result in reduced expense of approximately $768,000 on an annualized basis. The Company also tested goodwill for impairment by comparing the fair values of the Company’s reporting units to their carrying values as of January 1, 2001 and at December 31, 2002 and determined that there was no goodwill impairment at that time. The goodwill will be tested at least annually for impairment.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000 (see Notes B-12 Note Payable and B-13 Shareholders’ Equity). Of the $5,000,000, $4,000,000 was added to Cellemetry’s goodwill. In addition, there were $51,000 in transaction costs capitalized as goodwill.

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

6. Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the three and nine-month periods ended September 30, 2003 and 2002, respectively.

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

The Company is entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce the Company’s future tax liability. Net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002 respectively may not be available in future years. Accordingly, the Company may not have the future benefit of these operating loss carry forwards to offset any future earnings for tax liability purposes. The Company has not classified its net operating loss carry forwards as an asset in its financial statements and thus a loss of net operating loss carry forwards does not impact current operating results.

8. Inventory

Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

The components of inventory are as follows:

	September 30,	December 31,
(in thousands)	2003	2002
Raw materials	$1,095	$1,346
Work-in-progress	22	20
Finished goods	2,591	3,823

	$3,708	$5,189

9. Notes Receivable

In 2002, the company converted $612,000 of accounts receivable to notes receivable. There were no new notes receivable in the three-month and nine-month periods ended September 30, 2003. These notes are payable to the company in installments for periods ranging from 9 to 18 months. For purposes of valuation, notes receivable and accounts receivable are considered in total in determining the allowance for doubtful accounts.

10. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable and notes receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

11. Other Assets

In May 2003, the Company shipped $716,000 of wire-line security detection equipment to a customer in Australia. This equipment is being installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. This Agreement will allow them to generate additional revenues by providing additional services to their customers. The Company will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), they must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of September 30, 2003. At September 30, 2003 this equipment was in the process of being installed which is expected to be complete by December 31, 2003. The Company should receive its first share of revenues in the last quarter of 2003. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets.

12. Note Payable

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000 (the “Cellemetry Transaction”). Under the terms of the agreement, the Company has agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003, the company made the first $1,500,000 payment to Cingular using a portion of the proceeds from the sale of Data1Source LLC (see Note C – Investments and Divestitures).

13. Shareholders’ Equity

Shareholders’ Equity increased by $1,004,000 in the three-month period ending September 30, 2003. The increase in Shareholders’ Equity is attributable to the net income recorded of $992,000, foreign currency translation of $10,000 and by $2,000 following the issue of 3,361 shares of Class A Common Stock of the Company under the Directors’ Stock Plan and employee stock purchase plan.

Shareholders’ Equity decreased by $1,891,000 in the nine-month period ending September 30, 2003. The decrease in Shareholders’ Equity is attributable to the net loss recorded of $979,000, the purchase of 625,000 shares of common stock in the Cellemetry Transaction valued at $975,000 offset by foreign currency translation of $55,000 and the receipt of $8,000 following the issue of 8,221 shares of Class A Common Stock of the Company under the Directors’ Stock Plan and employee stock purchase plan.

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

17. Revenue Recognition

The Company’s revenue is generated from four sources:

•	the supply of product under non recurring agreements,

•	the provision of services, under non recurring agreements,

•	the provision of data transportation services under recurring or multi-year contractually based agreements, and

•	the provision of support and maintenance services under recurring or multi-year contractually based agreements.

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

The Company recognizes revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services the Company recognizes revenue ratably over the contract term. In certain instances the Company may under an appropriate agreement advance charge for the service to be provided. In these instances, the Company recognizes the advance charge as deferred revenue (classified as a liability) and releases the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,

(In thousands except per share data)	2003	2002	2003	2002

Net income (loss) - as reported	$992	$(2,398)	$(979)	$(3,901)
Net income (loss) - pro forma	701	(2,695)	(1,851)	(4,791)
Earnings (loss) per share - as reported	0.09	(0.22)	(0.09)	(0.36)
Earnings (loss) per share - pro forma	0.06	(0.25)	(0.17)	(0.45)

22. Earnings (loss) Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, and SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share as well as other disclosures. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company’s common stock for the period.

For the three-month period ended September 30, 2003, these potential common shares were 91,000. For the nine-month period ended September 30, 2003 and the three-month and nine-month periods ended September 30, 2002, the Company’s potential common shares have an anti-dilutive effect on loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share was 726,116 for the three-month period ended September 30, 2002 and 46,000 and 1,238,000 for the nine-month periods ended September 30, 2003 and September 30, 2002 respectively.

23. Cost Related to Non-recurring Acquisition Activity

In the three-month and nine-month periods ended September 30, 2002, the Company expensed $185,000 and $1,899,000 respectively of costs relating to a potential business acquisition. These costs were primarily legal and accounting services incurred during due diligence. During the three-month period ended June 30, 2002, management determined that consummation of the business acquisition was unlikely; as a result, these costs were expensed.

Portions of these costs were deferred in prior periods, $727,000 was deferred during the three-month period ended March 31, 2002 and $172,000 was deferred in the year ended December 31, 2001. The balance of the costs of $815,000 was incurred in the three-month period ended March 30, 2002 and $185,000 expensed in the three-month period ended September 30, 2002.

24. Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after September 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

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

Statement 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after September 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. (See Note B-20 – Provisions for Warranty Claims).

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. The Company does not expect the adoption of the final interpretation to have a material impact on its financial statements.

25. Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C – INVESTMENTS AND DIVESTITURES

On September 15, 2003, the Company sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met. The resulting gain included in other income in the three-month and nine-month periods ended September 30, 2003 was $1,712,000. Cost associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs including finders’ fees and legal costs. At closing, certain obligations of the Company were paid. This included the first payment due on the note payable to Cingular (see below) of $1,500,000 and $605,000 payoff of the lease obligation on the software sold with Data1Source. Subsequent to the sale of Data1Source LLC, the Company used a portion of the proceeds to pay off the entire outstanding balance of $400,000 on its revolving line of credit (see Note D – Liquidity). The sale of Data1Source LLC does not meet the requirements to be considered a significant disposition.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation is secured by the pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003, the Company made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC (see above).

NOTE D – LIQUIDITY

In 2002, the Company used significant amounts of cash. The Company continues to add products and distribution channels for its products, but the Company’s long-term success will depend upon increased cash flow. In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1,000,000. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of September 30, 2003 the Company had full availability to the entire $1,000,000 revolving line of credit (see Note C – Investments and Divestitures).

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

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Month Period Ended			Nine Month Period Ended
	September 30,			September 30,
			%			%
	2003	2002	Change	2003	2002	Change

Net sales:
Wireless Data Communications
Product	$1,229	$2,215	-44.5%	$3,329	$7,086	-53.0%
Service	1,964	1,539	27.6%	5,903	5,434	8.6%

Sub-total	3,193	3,754	-14.9%	9,232	12,520	-26.3%
Digital Multimedia and Networking
Product	944	952	-0.8%	1,843	4,919	-62.5%
Service	898	1,086	-17.3%	2,749	2,490	10.4%

Sub-total	1,842	2,038	-9.6%	4,592	7,409	-38.0%
Wireline Security
Product	173	58	198.3%	384	187	105.3%
Service	248	188	31.9%	654	524	24.8%

Sub-total	421	246	71.1%	1,038	711	46.0%
Total net sales
Product	2,346	3,225	-27.3%	5,556	12,192	-54.4%
Service	3,110	2,813	10.6%	9,306	8,448	10.2%

Total net sales	5,456	6,038	-9.6%	14,862	20,640	-28.0%
Cost of sales	2,889	3,761	-23.2%	7,613	10,865	-29.9%
Depreciation and amortization	181	105	72.4%	534	207	158.0%

Gross profit	2,386	2,172	9.9%	6,715	9,568	-29.8%
%	43.7%	36.0%		45.2%	46.4%

Selling, general, administrative and other expenses	2,210	3,805	-41.9%	6,827	9,212	-25.9%
Research and development expenses	261	(63)	-514.3%	846	728	16.2%
Depreciation and amortization	480	552	-13.0%	1,474	1,620	-9.0%
Costs related to non-recurring acquisition activity	—	185	-100.0%	—	1,899	-100.0%

Operating loss	$(565)	$(2,307)	75.5%	$(2,432)	$(3,891)	37.5%

Earnings (loss) before income taxes	$1,015	$(2,321)	143.7%	$(923)	$(3,635)	74.6%

Net earnings (loss) applicable to common shareholders	$992	$(2,398)	141.4%	$(979)	$(3,901)	74.9%

Basic earnings (loss) per share	$0.09	$(0.22)		$(0.09)	$(0.36)

Weighted average shares outstanding	10,787	10,729		10,983	10,696

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales:
Wireless Data Communications
Product	22.5%	36.7%	22.4%	34.3%
Service	36.0%	25.5%	39.7%	26.3%

Sub-total	58.5%	62.2%	62.1%	60.6%
Digital Multimedia and Networking
Product	17.3%	15.8%	12.4%	23.8%
Service	16.5%	18.0%	18.5%	12.1%

Sub-total	33.8%	33.8%	30.9%	35.9%
Wireline Security
Product	3.2%	1.0%	2.6%	0.9%
Service	4.5%	3.1%	4.4%	2.5%

Sub-total	7.7%	4.1%	7.0%	3.4%
Total net sales
Product	43.0%	53.4%	37.4%	59.1%
Service	57.0%	46.6%	62.6%	40.9%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0%	62.3%	51.2%	52.6%
Depreciation and amortization	3.3%	1.7%	3.6%	1.0%

Gross profit	43.7%	36.0%	45.2%	46.4%

Selling, general, administrative and other expenses	40.5%	63.0%	45.9%	44.6%
Research and development expenses	4.8%	(1.0%)	5.7%	3.5%
Depreciation and amortization	8.8%	9.1%	9.9%	7.8%
Costs related to non-recurring Acquisition activity	0.0%	3.1%	0.0%	9.2%

Operating loss	(10.4%)	(38.2%)	(16.4%)	(18.9%)

Earnings (loss) before income taxes	18.6%	(38.4%)	(6.2%)	(17.6%)

Net earnings (loss) applicable to common shareholders	18.2%	(39.7%)	(6.6%)	(18.9%)

See notes to consolidated financial statements

Results of Operations

     Net sales decreased 9.6% to $5,456,000 for the three-month period ended September 30, 2003 as compared to $6,038,000 for the three-month period ended September 30, 2002. In the nine-month period ended September 30, 2003 net sales decreased 28.0% to $14,862,000 as compared to $20,640,000 in the comparable period in 2002. This decrease in total net sales for the third quarter was the result of a 27.3% decrease in total product sales partially offset by a 10.6% increase in services. Most of the product sales decrease for the third quarter ended September 30, 2003, versus the same period in 2002, was in Wireless Data Communications as was most of the increase in total services revenues. The decrease in total net sales for the first nine months of the current year versus the same period of the prior year was due to a 54.4% decrease in total product sales, partially offset by a 10.2% increase in service revenues. As a percentage of total net sales, service revenues of the Company increased to 57.0% for the three-month period ended September 30, 2003 compared to 46.6% in the comparable period in 2002. For the nine-month period ended September 30, 2003, services revenues increased to 62.6% of total net sales versus 40.9% for the same period last year.

     Net sales from Wireless Data Communications decreased 14.9% to $3,193,000 for the three-month period ended September 30, 2003 as compared to $3,754,000 for the three-month period ended September 30, 2002. Net sales from Wireless Data Communications decreased 26.3% to 9,232,000 for the nine-month period ended September 30, 2003 as compared to $12,520,000 for the same period of 2002. The decrease in net sales for the three- and nine-month periods ending September 30, 2003 was the result of a decrease in product net sales (44.5% in the three-month period and 53% in the nine-month period) partially offset by an increase in net service sales (27.6% in the three-month period and 8.6% in the nine-month period). The decrease in product sales for both the third quarter and first nine-month periods was primarily the result of changes made to the Company’s distribution strategy for wireless mobile telemetry product lines. This included exiting the radio distribution market because of both intense competition and slim margins as well as a revised focus with regard to mobile tracking. With regard to mobile tracking the Company launched its MobileGuardian product line earlier this year which provides vehicle security and tracking services. The Company continues to develop its automotive dealer distribution network for this product line and anticipates that the decline in product sales of mobile tracking units is temporary. During the three-month period service revenues increased primarily due to an increase in connections to the Company’s network Service revenues generated from connections to the Company’s gateway (excluding a Cellemetry gateway software sale in the second quarter of 2002) increased 19.6% for the nine-month period ended September 30, 2003 versus the same period in 2002. This increase in service revenues was primarily due to an increase in the number of connections on the Company’s Cellemetry® wireless network, mostly related to security monitoring. The Company continues to focus on increasing connections to its network due to the recurring nature of the revenues and given the associated network investment has already occurred. In addition, there was an increase in digital subscribers utilizing the Company’s Data1Source™ mobile messaging service prior to being sold on September 15, 2003 (see comments on “Gain on sale of business” below).

     Net sales from Digital Multimedia and Networking decreased 9.6% to $1,842,000 for the three-month period ended September 30, 2003 as compared to $2,038,000 for the three-month period ended September 30, 2002. In the nine-month period ended September 30, 2003, net sales decreased 38.0% to $4,592,000 as compared to $7,409,000 for the same period in 2002. The decrease in revenues for the three-month period versus the same period in the prior year was due to a 17.3% decrease in service revenues primarily relating to Network monitoring. This was the result of a decline in Network product sales of 69.7% for the three-month period ended September 30, 2003 as compared to the same period in the prior year. This decrease in Network product revenue in the three-month period was partially off set by an increase in Digital Multimedia (primarily PowerPlay™) sales. Digital Multimedia and Networking combined product sales were relatively flat for the three-month period ended September 30, 2003 versus the same period in 2002. The decrease in net sales for the nine-month period ended September 30, 2003 as compared to the same period in 2002 was primarily the result of a 62.5% decrease in product net sales in both Digital Multimedia and Networking. The decrease in Digital Multimedia product sales was primarily due to a decrease in PowerPlay™ purchases by distance learning customers. The decline in Network monitoring equipment was due a reduction in capital spending by telecommunications customers in the three and nine-month periods ended September 30, 2003 versus the same period in 2002. For the nine-month period ended September 30, 2003 versus the same period in 2002, the decline in product sales was partially offset by a 10.4% increase in service net sales. This increase in service revenues for the nine-month period is attributable to support and maintenance agreements entered into the second half of 2002 with distance learning customers and an increase in system integrations and installations for telecommunication customers.

     Wireline Security net sales increased 71.1% to $421,000 for the three-month period ended September 30, 2003 as compared to $246,000 for the three-month period ended September 30, 2002. In the nine-month period ended September 30, 2003, Wireline Security net sales increased 46.0% to $1,038,000 as compared to $711,000 for the same period in 2002. The increase for both the three and nine-month periods are primarily due to an increase in the product sales. The increase in product sales is due to additional sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”). Pursuant to the Agreement, in May 2003, the Company shipped $716,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although the customer retains title to this equipment from acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of September 30, 2003. The sales of maintenance parts to the customer, however, was not pursuant to the Agreement and therefore we recognized revenues from those sales in the period ended September 30, 2003 since the sales price was a fixed amount and payable upon our normal terms. The Company expects the installation of the equipment to be complete by December 31, 2003 and expects to begin receiving its share of revenues in the last quarter of 2003. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. At September 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets.

     Cost of sales decreased 23.2% to $2,889,000 for the three-month period ended September 30, 2003 as compared to $3,761,000 for the three-month period ended September 30, 2002. Cost of sales decreased 29.9% to 7,613,000 for the nine-month period ended September 30, 2003 versus $10,865,000 for the same period in 2002. The decrease for the three and nine-month periods was primarily due to the lower product sales volume in both Wireless Data Communications and Digital Multimedia and Networking.

     Cost of sales depreciation and amortization expense increased 72.4% to $181,000 for the three-month period ended September 30, 2003 as compared to $105,000 for the three-month period ended September 30, 2002. Cost of sales depreciation and amortization expense increased 158.0% to $534,000 for the nine-month period ended September 30, 2003 as compared to $207,000 for the same period in 2002. This increase in both periods was primarily due to the purchase of software and hardware for the Data1Source™ service line, the capitalization of software developed internally in 2002 and the purchase of a license agreement in 2003 for our wireline business in Australia.

     Gross profit, as a percentage of net sales, was 43.7% for the three-month and 45.2% for the nine-month period ended September 30, 2003. This compares to 36.0% for the three-month period ended September 30, 2002 and 46.4% for the nine-month period ended September 30, 2002. The improved margin percentage for the three-month period ended September 30, 2003 as compared to the same period in 2002 was primarily due to increased service revenues versus product sales. Service revenues generally run at a higher margin than product sales resulting in higher gross profit dollars, even though revenues were lower during the three-month period ended September 30, 2003 versus the same period in 2002. The rare sale of the gateway software recorded in the second quarter of 2002 had a significant positive impact on margin percentage for nine-month period ended in September 2002, since this software was originally developed for Cellemetry’s internal use, there was little additional costs associated with this sale to an external customer. The nine-month period ended September 30, 2003 did not include such a gateway software sale, thus the margin percentage was marginally lower than the same period in 2002.

     Selling, general, administrative and other expenses decreased 41.9% to $2,210,000 for the three-month period ended September 30, 2003 as compared to $3,805,000 for the three-month period ended September 30, 2002. Selling, general, administrative and other expenses decreased 25.9% to $6,827,000 for the nine-month period ended September 30, 2003 as compared to $9,212,000 for the nine-month period ended September 30, 2002. The primary reason for the $1,595,000 decrease in expenses for three-month period was due to decreased personnel costs as the company reduced headcount as a result of market conditions. There was also a decrease in bad debt expense of $661,000. Both were partially offset by an increase in insurance costs. Bad debt expense was higher in the three-month period ended September 30, 2002 as a result of liquidity constraints in the communications market. Accordingly, the Company significantly tightened its credit policies, significantly reducing the bad debt write-offs for the three months period ended September 30, 2003 versus the same period in 2002. The decrease in personnel costs and bad debt expense was also the primary reason for the decrease in selling, general, administrative and other costs for the nine-month period ended September 30, 2003 as compared to the same period in 2002.

     Research and development expenses increased to $261,000 for the three-month period ended September 30, 2003 as compared to negative $63,000 for the three-month period ended September 30, 2002. Research and development expenses were lower for the third quarter of 2002 than the third quarter of 2003 due to the capitalization of development costs for new products that reached technical feasibility and for internal use software developed for system backup and for load sharing capabilities in 2002. No research and development was capitalized for the three-month period ending September 30, 2003. Research and development expenses increased 16.2% to $846,000 for the nine-month period ended September 30, 2003 as compared to $728,000 for same period in 2002. The primary reason for the increase in research and development expenses for the nine-month period was due to lower capitalization Most of the research and development was more general in nature in 2003, as opposed to the major projects that occurred in 2002. Total research and development expenses, excluding capitalization, decreased in the nine-month period ended September 30, 2003 as compared to the same period in 2002. This was a result of reductions in research and development personnel.

     Operating expense depreciation and amortization expense decreased 13.0% to $480,000 for the three-month period ended September 30, 2003 as compared to $552,000 for the three-month period ended September 30, 2002. Operating expense depreciation and amortization expense decreased 22.4% to $1,474,000 for the nine-month period ended September 30, 2003 as compared to $1,899,000 for the nine-month period ended September 30, 2002. This was due to some older assets becoming fully depreciated while the Company has had few requirements for the purchase of new selling, general and administrative assets.

     Cost of non-recurring acquisition activity were $185,000 for the three-month period ended September 30, 2002 and $1,899,000 for the nine-month period ended September 30, 2002. This write-off was the result of the Company reaching an impasse in its negotiations with BT Group plc to acquire their RedCARE division, its security products and its service business. These costs were primarily related to legal and accounting expenses incurred during diligence and negotiations.

     Interest expense and other income for the three-month period ended September 30, 2003 was a net expense of $132,000 compared to an expense of $14,000 for the three-month period ended September 30, 2002. Interest expense and other income for the nine-month period ended September 30, 2003 was a net expense of $203,000 compared to an expense of $70,000 for same period in 2002. This increase in net interest expense and other expense was primarily the result of increased interest expense on the $5,000,000 note payable incurred on March 28, 2003 to Cingular for the purchase of their interest in Cellemetry (see explanation under Liquidity and Capital Resources). There was also additional interest expense in the three-month period ended September 30, 2003 versus the same period in 2002 on the companies revolving line of credit. This interest expense was partially offset by foreign currency gains in 2003. There was a small foreign currency loss in 2002. This note payable interest expense is in addition to the interest expense on capital leases incurred both in 2003 and 2002.

     Gain on sale of business of $1,712,000 for the three and nine-month periods ended September 30, 2003 was due to the sale of the Company’s Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met. Costs associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs including finders’ fees and legal costs. At closing, certain obligations of the Company were paid. This included the first payment due on the note payable to Cingular (see liquidity and capital resources below) of $1,500,000 and $605,000 payoff of the lease obligation on the software sold with Data1Source. Subsequent to the sale of Data1Source LLC, the Company used a portion of the proceeds to pay off the entire outstanding balance of $400,000 on its revolving line of credit (see “Liquidity and Capital Resources” below). While the sale of Data1Source LLC did not meet the requirements to be considered a significant disposition, its sale will have a negative impact on future revenues, gross margins and cash flow because of the profitable nature of the business.

     Minority interest for the three-month and nine-month periods ended September 30, 2003 was $0 compared to $0 for the three-month period ended September 30, 2002 and $326,000 for nine-month period ended September 30, 2002. The principle reason for the decrease in minority interest was the depletion of minority interest on the Company’s balance sheet related to a joint venture. Numerex purchased the minority parties interest on March 28, 2003.

     Due to the loss position for the nine-months ended September 30, 2003, the Company has not recorded federal tax provisions. The $23,000 in income tax expense recorded during the three-month period related to certain state income taxes. The $56,000 in income tax expense for the nine-month period ended September 30, 2003 related to the Company’s operations in Australia and certain state income taxes.

     Due to the above factors, the Company recorded net earnings of $992,000 for the three-month period ended September 30, 2003 compared to a net loss of $2,338,000 for the three-month period ended September 30, 2002. The Company recorded a net loss of $979,000 for the nine-month period ended September 30, 2003 compared to a net loss of $3,721,000 for the three-month period ended September 30, 2002.

     The Company is entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce the Company’s future tax liability. Net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002 respectively may not be available in future years. Accordingly, the Company may not have the future benefit of these operating loss carry forwards to offset any future earnings for tax liability purposes. The Company has not classified its net operating loss carry forwards as an asset in its financial statements and thus a loss of net operating loss carry forwards does not impact current operating results.

     Preferred stock dividend for the three-month and nine-month period ended September 30, 2003 was $0 as compared to $60,000 for the three-month period ended September 30, 2002 and $180,000 for the nine-month period ended September 30, 2002. This decrease was due to the conversion of the preferred stock to the Company’s common stock in December 2002.

     The Company recorded net earnings applicable to common shareholders of $992,000 for the three-month period ended September 30, 2003 compared to net loss applicable to common shareholders of $2,398,000 for the three-month period ended September 30, 2002. The Company recorded a net loss applicable to common shareholders of $979,000 for the nine-month period ended September 30, 2003 compared to net loss applicable to common shareholders of $3,901,000 for the nine-month period ended September 30, 2002.

     Basic and diluted earnings per common share improved to $0.09 for three-month period ended September 30, 2003 as compared to a loss per common share of $0.22 for the three-month period ended September 30, 2002. Basic and diluted loss per common share decreased to $0.09 for nine-month period ended September 30, 2003 as compared to $0.36 for the nine-month period ended September 30, 2002.

     The basic weighted average shares outstanding increased to 10,787,000 for the three-month period ended September 30, 2003 as compared to 10,773,000 for the three-month period ended September 30, 2002. The diluted weighted average shares outstanding increased to 10,878,000 for the three-month period ended September 30, 2003 from 10,773,000 for the same period in 2002. The basic weighted average and diluted shares outstanding increased to 10,983,000 for the nine-month period ended September 30, 2003 as compared to 10,696,000 for the nine-month period ended September 30, 2002. The increase in weighted average basic shares outstanding was primarily due to the conversion of preferred stock to 625,000 shares of the Company’s common stock in December 2002, the exercise of stock options and share issued under the employee stock purchase plan. The 625,000 shares of common stock were repurchased on March 28, 2003 (see explanation under “Liquidity and Capital Resources”).

Liquidity and Capital Resources

     Net cash used by operating activities was $278,000 for the nine-month period ended September 30, 2003 as compared net cash used by operating activities of $2,737,000 for the three-month period ended September 30, 2002. The reduction in cash used in operating activities was primarily due to reductions in operating losses and a more aggressive management of working capital in 2003 compared to the same period in 2002. The aging of accounts receivable also significantly improved at September 30, 2003 versus September 30, 2002.

     Net cash provided by investing activities was $756,000 for the nine-month period ended September 30, 2003 as compared to a use of cash of $2,652,000 for the nine-month period ended September 30, 2002. The cash provided by investing activities for the first nine months of 2003 was primarily due to the sale of Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met (see “Gain on sale of business” above and “Net cash used by financing activities” below). These proceeds were partially offset by the purchases of intangible and other assets for the nine-month period ended September 30, 2003. These were primarily payments made at the closing for sale of Data1Source LLC, including a payment to Cingular of $1,500,000 relating to the purchase of their minority share in Cellemetry LLC and payoffs of the software and hardware leases for the assets sold with Data1Source LLC including $605,000 paid at the closing. Even though the sale of Data1Source LLC did not meet the requirements to be considered a significant disposition, its sale will have a negative impact on future operating cash flows.

     Net cash used by financing activities were $1,670,000 for the nine-month period ended September 30, 2003 as compared net cash provided by financing activities of $2,451,000 for the nine-month period ended September 30, 2002. The cash used during the nine-month period ended September 30, 2003 was primarily due to the payoff of the lease payable of $605,000 for the software sold with Data1Source LLC (see “Net cash provided by investing activities” above) and the regular payments on capital lease obligations. The cash usage also included the payments of preferred stock dividends and the payoff of the entire outstanding balance of $400,000 on the Company’s revolving line of credit that offset cash provided by the line of credit during the nine-month period ended September 30, 2003 (see explanation of the line of credit below). The sources of cash during the comparable period last year were from the exercise of stock options, which resulted in the issuance of an additional 244,178 shares of the Company’s Class A Common Stock, and from the proceeds of capital lease obligations established during the period.

     The Company had a working capital deficit of $1,240,000 as of September 30, 2003 compared to a working capital balance of $4,951,000 at December 31, 2002. Included in working capital were notes receivable with certain customers of $443,000 and $823,000, respectively, as of September 30, 2003 and December 31, 2002. The Company had

cash balances of $1,005,000 and $2,137,000, respectively, as of September 30, 2003 and December 31, 2002. The majority of the reduction in working capital is due to a note payable, $2,000,000 of which is classified as current, in connection with the Company’s acquisition of Cingular’s interest in Cellemetry and Cingular’s common stock of the Company (see explanation of the transaction below). In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1,000,000. Under its terms, the line is secured by a pledge of the stock of Digilog and a lien on all the assets of Digilog. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of September 30, 2003, the Company had paid off the entire balance of this line of credit, leaving the full line of $1,000,000 available.

     On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000 (the “Cellemetry Transaction”). Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003 the Company paid the first installment of $1,500,000.

     The Company’s business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital leases and other long-term obligations, proceeds from the public offering and the proceeds from the sale of its derived channel technology in November 1999, and the proceeds from the sale of Data1Source LLC.

     The Company intends to fund its continuing operation and the Cellemetry Transaction through a combination of operating cash flow, cash on hand, the revolving line of credit, and additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stock holders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stock holders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant or sufficient proceeds from the sale of assets. If the Company is unable to pay the note due to Cingular, Cingular could take action to realize on its security interests described above.

     The Company’s operations used significant amounts of cash in 2002. The Company continues to add products and distribution channels for its products, and the Company’s longer-term success will depend upon increased cash flow. In addition to the revolving line of credit, the Company is also considering other sources of funding, including the sale of certain non-core assets. In the absence of additional funding, the Company believes that its available cash reserves will be sufficient to fund operations until the end of 2003. The Company is also looking into extending its revolving line of credit in 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

     At September 30, 2003 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

     The Company invests cash balances in excess of operating requirements. At September 30, 2003 the Company has obligations under a note payable and under capital leases, both of which have fixed interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 4. Disclosure Controls and Procedures.

     Under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2003. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On May 5, 2003, Hawkeye Switching LLC (“Hawkeye”) and an apparently affiliated entity, RSA No. 2, sued Numerex Solutions (“Solutions”) in Iowa District Court for Mills County, alleging breach of contract and fraudulent inducement related to a Data1Source contract for over-the-air activation and SMS text messaging (“the D1S Contract”). Solutions removed the action to the United States District Court for the Southern District of Iowa, Western Division (“Iowa Federal Court”) on June 20, 2003. On June 19, 2003 Solutions initiated arbitration proceedings against Hawkeye in Atlanta, Georgia related to the D1S Contract based on a mandatory arbitration clause contained therein. Hawkeye subsequently conceded that it was bound to arbitrate under the D1S Contract. The Iowa Federal Court recently denied Solutions’ Motion to Dismiss or Compel Arbitration against RSA No. 2, and accordingly RSA No. 2’s action remains in Iowa Federal Court. Numerex does not believe that it has liability to either Hawkeye or RSA No. 2 and intends to vigorously contest those actions.

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

b. Reports on Form 8-K during the quarter ended September 30, 2003.

On August 5, 2003, Numerex Corp. filed a form 8-K furnishing its press release announcing its financial results for the quarter ended June 30, 2003.

On September 18, 2003, Numerex Corp. filed a Form 8-K announcing the Company’s the sale of its mobile messaging service bureau, Data1Source LLC.

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

NUMEREX CORP.

(Registrant)

Date: November 12, 2003	/s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date: November 12, 2003	/s/ Alan B. Catherall

ALAN B. CATHERALL
Chief Financial Officer,
Executive Vice President, and
Principal Financial and Accounting Officer