Form 10-K
period 2003-12-31
NUMEREX CORP /PA/
filed 2004-03-11
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes  [ X ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [X]    No  [  ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2003 is $30,629,0001

The number of shares outstanding of the issuer’s Class A Common Stock, no par value as of March 4, 2004: 10,791,986

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company’s Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

     Other documents incorporated by reference are listed in the Exhibit Index.

[1]	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company’s Common Stock, multiplied by $2.84, the last reported sale price for the Company’s Common Stock on June 30, 2003. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

PRELIMINARY NOTE

     Unless otherwise indicated or the context otherwise requires: (i) the “Company” refers to Numerex Corp. and its wholly-owned and controlled subsidiaries, (ii) all references to Common Stock in this report refer to the Company’s Class A Common Stock and (iii) all references in this report to fiscal years are to the Company’s fiscal years ended December 31, 2003, 2002, and 2001 respectively.

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

PART I

Item 1.   Business

Overview

     Numerex Corp. (the “Company”) is a communications technology business comprised of operating subsidiaries that primarily utilize existing wireless or cellular, Internet and cable infrastructure thereby enabling network access and information management through the deployment of proprietary software and technology which provides an entrance to and exit from a communications network. Such technology is referred to as a “gateway” in the communications industry. The Company primarily markets and sells products and services in wireless data communications through Cellemetry®, Uplink™, MobileGuardian™, VendView™, and digital multimedia through PowerPlay™ and IPContact™. These products and services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network support.

     The Company’s vision is to be recognized as a leading enabler of interactive communication products and services for the virtual marketplace, which we intend to achieve by:

•	Adding value to the existing infrastructure of public networks such as the internet, cable or cellular networks through the deployment of our proprietary software and gateway technology,

•	Enabling public network access by developing applications to assist businesses in a variety of industries in monitoring their assets,

•	Designing, developing and marketing cost effective data and video products and services which provide interactive communications or the real-time, accurate, two-way transfer of video or data, and

•	Virtually linking people to other people or to their business devices and assets,

•	Focusing on a financial model of recurring service and software revenue.

Background

     The Company’s business began in July 1992 with the acquisition of technology that enables data transmission over an existing telephone line without interfering with voice communications over the same telephone line (“Derived Channel”). The Company expanded its business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies. In November 1999, the Company sold its Derived Channel technology to British Telecommunications plc (“BT”).

     In May 1998, the Company, BellSouth Wireless and BellSouth Corporation, now “Cingular”, completed a transaction whereby Cellemetry LLC, a joint venture between the Company and Cingular, was formed. Cellemetry LLC provides a cost effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, Dutch Antilles and Puerto Rico, with plans for further expansion in other international markets. On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry LLC (the “Cellemetry Transaction”).

MACHINE to MACHINE COMMUNICATIONS

Wireless Data Communications
Products and Services

Cellemetry®

     The term “Cellemetry” is used when referring to the technology developed and offered by Cellemetry LLC. Cellemetry is a means of wireless data communications that taps the unused capacity of the cellular telephone network’s overhead control channels and the SS7/IS-41 network protocol to deliver two-way short data messages, without affecting the voice channels of the cellular network. In other words, Cellemetry takes advantage of the existing cellular telephone network without affecting cellular telephone calls or operation, as further explained below.

     Using Cellemetry technology, remote equipment or vehicles can (i) be contacted, (ii) scheduled to perform a task at a preprogrammed time, and/or (iii) autonomously exchange information with a customer’s central location. Information gathered is relayed to and from the customer’s designated site for collection or for response. Based on remote conditions, control actions can be relayed as well. That means, for example, equipment can be turned on or off remotely, switches and gates can be closed, and pumps triggered.

     When used in combination with low-cost Global Positioning System (GPS) applications, Cellemetry radios can pinpoint the precise geographic location of trucks, automobiles, railroad cars, barges, containers, or other movable assets and signal control actions or operator response messages.

     The phrase “Cellemetry Data Service” refers to wireless machine to machine communication (“telemetry”) or remote monitoring over the cellular telephone network. It provides a means of sending short, telemetry-like messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator. Cellemetry Data Service does not use or impact voice channels, and is a patented technology of Cellemetry LLC. We have negotiated licensing agreements with cellular carriers throughout the United States, Canada, Mexico, Argentina, Colombia, Dutch Antilles, Paraguay and Puerto Rico to make Cellemetry Data Services widely available. We have also negotiated licensing agreements with application developers and radio manufacturers to provide Cellemetry-compatible applications and equipment across urban, rural, and industrial markets.

     Cellemetry Data Service enables messaging for many different business applications. It can, for example, report alarm messages, read utility meters, identify vehicle and trailer location, and report a number of items regarding vending machine status. It is unique because it uses the underused portion of the cellular system, the overhead control channels, to convey short data messages without impacting or using the voice channels. These control channels are used to transmit necessary information for all call initiations (both incoming and outgoing) between the cellular system and the cellular customer’s equipment. The message handling capacity of these control channels is far greater than is required by the existing cellular system, even during the busiest times of the day.

     The Cellemetry Data Service operates in the same manner in which roaming telephones operate in the cellular system. A roaming cellular telephone is defined as a cellular telephone operating in any system other than its home system. When a roaming cellular telephone is turned on, it recognizes the fact that it is not in its home system and accordingly “registers” by sending its Mobile Identification Number (MIN) and its Electronic Serial Number (ESN) to the cellular system via one of the control channels. The cellular system recognizes the roamer number and routes the MIN and ESN to the roamer’s home system for validation via a special network (SS7/IS41) which links all of the cellular systems together across Canada, Mexico and the U.S. and parts of South and Central America. This provides the customer with ubiquitous coverage.

     Cellemetry radios behave like roaming telephones except the cellular telephone switch’s database is set to route the “registrations” (MIN and ESN data) to the Cellemetry Service Bureau, (“the Service Bureau”) connected to the same intra-cellular network. The MIN serves to identify the Cellemetry radio and the ESN is the data field, which contains the telemetry message. In addition, Cellemetry’s centralized Service Bureau adds a timestamp and the SS7/IS41 network adds point of origin data.

     The centralized Service Bureau processes, stores, and routes the Cellemetry Data Service messages according to customer requirements. Some applications may require immediate processing, as is the case with alarm monitoring, while an application such as vending machine status may only need the messages stored and transferred in a single batch once a day.

Uplink™

     Uplink designs, develops, markets and sells interface and routing technologies that use Cellemetry® for security alarm communications applications. Because Cellemetry utilizes the existing cellular network and relatively inexpensive radio transmitters, Cellemetry applications can quickly and economically monitor and control equipment at remote locations.

     Uplink markets wireless alarm communication equipment, which is installed at customer premises, administers and offers air time packages on a consistent price basis, and provides technical services that route alarm signals from the cellular networks to any Alarm Receiving Center (ARC) central station in North America without requiring either modifications to the ARC’s central station’s receiving equipment or dedicated receiving equipment.

     The Company believes that Uplink’s products and airtime communications charges are competitively priced. As a result of combining Cellemetry technology with low cost communication equipment and routing technologies, significant improvements in security communication services are now available to the industry.

     The Company also believes that Cellemetry and Derived Channel technology, as security alarm communications platforms, may be complementary. As a result, the technologies can be implemented independently or collectively.

MobileGuardian™

     MobileGuardian, a product and service offering, is a Web-based vehicle location and recovery product that combines the accuracy of GPS (Global Positioning System) and Cellemetry wireless data communications technology. The Company’s sales channel for MobileGuardian is automotive dealerships, where the wireless device is professionally installed in the owner’s vehicle. Once the device is installed and service has been initiated, the vehicle owner accesses the secure MobileGuardian Web site using their selected login and password to locate or recover their vehicle.

     If the car’s alarm system is triggered, a message is sent to the MobileGuardian device located in the vehicle, which will then wirelessly transmit a theft alert notification over the Cellemetry wireless data communications network to the vehicle’s owner via their wireless phone, email or pager. The owner may log on to the secure MobileGuardian Web site to send an immediate locate request to the vehicle. Owners may then remotely disable the vehicle at the touch of a button and prevent it from being re-started while they call the police authorities to report the theft and give them the location of the vehicle. This improves the prospects of vehicle recovery and the time frames in which the recovery occurs. In addition, the vehicle’s owner can utilize the MobileGuardian system for purposes of simply tracking the vehicle, without the alarm system triggering. The owner can purchase, via the Web site, additional “locates,” or messaging, beyond those allotted at the time of purchase in order to track or disable their vehicle at anytime.

     The Company believes MobileGuardian’s attractive pricing and valued added features such as ubiquitous coverage, immediate notification on car alarm activation and vehicle tracking ability, will allow it to compete in the established vehicle location and recovery markets and, because of the nationwide coverage of Cellemetry®, allow it to develop markets in areas of the country that currently do not have access to such service offerings.

Vending Products and Services

     VendView™, a product and service offering, is a Web-based vending machine monitoring application that combines the Company’s wireless monitoring devices and Cellemetry wireless data communications technology. Once installed in vending machines, the device will report on a real time basis critical data such as inventory levels, machine operating information (i.e.: temperature levels), and authorized/unauthorized entry into the machine. This application is particularly valuable to vending operators that have machines widely dispersed in large geographic areas or in remote locations and where wireline communications are unavailable or unreliable.

     The Company is initially targeting the bottling industry for this product and service, but believes it can be marketed to an expanded audience utilizing a variety of vending applications.

FastTrack Wireless Solutions™

     The Company markets FastTrack Wireless Solutions as a service offering to Cellemetry application and potential application partners as a means to reduce the development and engineering time for applications by providing most of the information and resources, including generic Cellemetry product, necessary to more speedily bring applications to market. As a result, the Company can offer application developers with an interactive Web-based wireless machine to machine (M2M) interface product and/or service, which monitor and control geographically remote systems and applications.

Sales and Marketing

     The Company’s services are marketed directly to alarm companies (Uplink), automotive dealerships (MobileGuardian), and bottling companies (VendView). Cellemetry services are also sold to application providers who are offered communication capability, radio and product development as well as other ongoing support services. A Customer Technical Assistance Center (CTAC) provides customer support 24 hours a day, seven days a week.

     The Company currently offers Cellemetry service in the United States, Canada, Mexico, Argentina, Colombia, Dutch Antilles, Paraguay, and Puerto Rico through licensing agreements with both cellular carriers and local resellers. The Company intends to offer Cellemetry in various international markets directly and through strategic partnerships, alliances and other channels of distribution.

Wireline Data Communications (Wireline Telemetry)

     Although the Company has sold its Derived Channel technology to BT, the Company retains the right to market this service in North, Central and South America, South Korea and Australia. The Company provides this service through its DCX Systems and DCX Australia subsidiaries.

     As a result of technological advances in the telecommunications industry, telephone companies (“Telecomms”) are able to broaden their product portfolios by offering enhanced services to their customers. The Company believes that Telecomms may be attracted to niche technologies, such as the Company’s Derived Channel technology, that offer a cost effective solution for applications that typically require dedicated lines, thereby providing a more productive use of the existing telephone network.

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

     The Company believes that Derived Channel differs from most other alarm transport technologies in three meaningful ways: 1) Derived Channel operates over existing telephone lines, eliminating the need for a dedicated line service to the telephone customer; 2) Derived Channel communicates by means of an encrypted, continuous and inaudible signal and is transmitted even while the telephone is otherwise in use; and 3) telephone line integrity and security system operation are automatically monitored at frequent intervals through test signals generated by network equipment located at the telecommunication company’s central office. The continuous signaling originating at the protected premises provides prompt reporting of line disruptions, telephone system outages, or alarm conditions.

     The Company believes that Derived Channel represents an improvement over the most common monitored alarm signaling system, such as the automatic dialer (also know as a digital communicator). These devices are reactive by nature. When an intrusion is detected, an automatic dialer attempts to seize the subscriber’s telephone line and dial the number of the alarm monitoring company to report the intrusion. Generally, in the event the telephone line is in use or has been cut, a standard automatic dialer will be unable to report the alarm condition. Unlike the standard automatic dialer, Derived Channel is proactive. As such, it continuously monitors line and system integrity, and automatically reports any line disruption or failure to the Alarm Receiving Center. Therefore, if a telephone line were cut, an intrusion would not go undetected.

Sales and Marketing

     The Company will provide a level of marketing support to the Telecomms and alarm system distributors, in its licensed territories, and to seek more comprehensive associations with Telecomms, enabling the Company to market its Derived Channel security alarm transport directly to the industry in an effort to capture a share of the recurring revenue generated by the applications. This segment of the market needs smaller systems and has fewer connection points than the systems that have been marketed to the major telephone companies. The Company is not actively marketing Derived Channel in the US, or any of its licensed territories other than Australia, where it is expanding its relationship with a major Telecomm.

DIGITAL MULTIMEDIA AND NETWORKING

Digital Multimedia

Products and Services

     The Company designs, develops, and markets complete digital multimedia system products and services for high quality communications networks. The Company both manufactures the products upon which its systems are based and incorporates third party products where appropriate.

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

     The Company has developed and continues to enhance its line of software, data, and fiber optic transmission products. In addition, the Company has developed a digital multimedia solution, PowerPlay™, which provides capability for interactive videoconferencing over the same network platform that carries standard data traffic. The Company believes that PowerPlay™ represents a significant advance over the prior generation product EDCOMM™, which was targeted at the distance learning market, because of PowerPlay’s broader range of potential uses.

     System Solution Services. The Company designs and implements wide area networks utilizing in-house manufactured products and products supplied by third parties. It also trains the end-users as an integral aspect of providing complete system solutions. The Company believes its total system solution focus differentiates it from competitors while providing an additional source of revenue growth.

     PowerPlay Solution. PowerPlay is the Company’s digital multimedia solution for high bandwidth private network applications. PowerPlay is an integrated hardware-software system, which supports user-friendly control of all network devices including VCRs, cameras, and switches. This product permits the scheduling and conduct of video conferencing via a desktop workstation, a roll about cart or a configured classroom or business environment. The PowerPlay system incorporates proprietary software and both Company and third party developed hardware, and is compatible with all standards based transmission networks. The Company believes that PowerPlay™ is unique with respect to its capability to deliver full motion video signals while using a relatively small amount of bandwidth.

     IPContact™. In December 2003, the Company supplemented PowerPlay by announcing the release of IPContact, which is a desktop videoconferencing software package that boasts high quality and high performance video.

     Data Solution. The Company also provides high-speed wide area network, or WAN, data solution. This solution is offered as a data only capability or as part of delivering the PowerPlay application. The data product line consists of two main components. First is the data switch product, which the Company obtains from other vendors. Second is the transport converter device, which the Company manufactures.

     Analog Products. The Company also offers an analog transport product line, EDCOMM that consists of a variety of fiber optic transmitters and receivers. The typical application is for the delivery of video over a private network.

Sales and Marketing

     The Company markets its digital multimedia products and services through a combination of system integrators and value added resellers. The Company believes it will be necessary to expand its sales and marketing efforts in the future to remain competitive and to take advantage of market opportunities, as well as to expand into international markets.

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

Networking

Products and Services

     In the last decade the telecommunications industry has changed its networks to establish, control, and track connections. The improved network is responsible for most of the enhanced services implemented in the last few years. Using Signaling System Seven (SS7) protocol, the improved network has added call forwarding, last number re-dial, call blocking and many other features. In addition, Federal guidelines now mandate Local Number Portability (LNP), a capability that will allow customers to keep the same telephone number as they change their carriers.

     The Company provides products that assist both wireline and wireless carriers in the engineering, installation, and servicing of this new telecommunications control network. These telecommunications network operational support systems and services can be broken down into three categories: Test Access, Interconnecting Devices, and Services including System Integration (rack and stack) and Installation.

     Test Access. The Digilog Network Analysis and Monitoring System, or NAMS, is a network overlay system that enables a user to monitor the operation of the SS7 network from a central site. The system provides prompt alarm notification of a network failure, automatic activation of backup devices, and a means to track down operational database errors. In this application, the Company supplies the access products and the system software in partnership with Agilent Technologies, which supplies the remote controlled Protocol Analyzers.

     Interconnecting Devices. The Digilog™ Channel Access Unit (“CAU”) is a product used to provide the physical interconnection between the SS7 network and complex monitoring devices such as the AcceSS7 system from a major telecommunications equipment provider.

     This product was developed to meet a strong need to interconnect several applications monitoring computers to a single network tap point. In addition to the CAU, the Company’s interconnect products include resistor panels, special cables, fuse panels, and the integration of other third-party equipment.

     System Integration (rack and stack) and Installation. The Company is an approved installer for a number of major telecommunications companies. The Company also provides System Integration services. Integration Services are the assembly of both customer-supplied and Digilog manufactured components into rack and cabinet configurations for installation in the telephone central office.

Sales and Marketing

     The Company’s Digilog™ networking products are sold direct by the Company’s sales personnel, who work within the telephone central office and are encouraged to develop practical products and services for wireline and wireless program managers. The Company believes that this approach has proven to be very efficient. In addition, the Company has developed partnerships with a major Telecom vendor and other suppliers of monitoring equipment. Establishing relationships such as these facilitates access to a much broader market without the additional expense of a large and specialized sales force.

GENERAL

Suppliers

     The Company relies on third party subcontractors, both in the USA and overseas, to manufacture most of the equipment used to provide its wireless data product solutions, Derived Channel and networking equipment and products. In addition, some of the Company’s products are obtained from sole source suppliers. The loss of a subcontractor or supplier could cause a disruption in the Company’s business due to the short lead-times demanded by certain of the Company’s customers.

Competition

     The Company has one direct competitor for its Cellemetry® technology – Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Numerous indirect competitors are actively pursuing the short message wireless data transport market, principally, two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS. Principal competitive factors when selecting a network provider are network reliability and overall coverage. The Company believes that its ubiquitous North American coverage, pricing, and system performance will enable it to effectively maintain and increase it’s current market share. However, many of the competitors have greater financial and other resources than the Company, which may provide them a competitive advantage in marketing and selling as well as technological advantages obtained through greater outlays of resources for research and development.

     The Company’s Uplink™ security products and services have two primary competitors in its existing channels of distribution, Ademco’s Alarmnet C and Telular’s Teleguard Databurst, both of which use the Aeris.net wireless communications solution. The principal competitive factors that face the business and consumer security industry when selecting which product to purchase are primarily price, reliability and industry certification status. GE Interlogix and DSC Skyrate also offer competitive hardware product solutions, but their service is provided by the Company’s Cellemetry® wireless communication solution. The Company believes that Uplink’s products and airtime communications charges are competitively priced.

     The Company has two direct competitors in the vehicle location and recovery business, LoJack Corporation, the industry market leader, and OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of concierge services. The principal competitive factors are coverage, user interactions, timely notification and the ability to locate a vehicle at any time on demand. There are also numerous other companies that currently offer or are developing other wireless products and services in this area.

     The market for the Company’s digital multimedia high bandwidth broadband transmission equipment and software has been characterized by rapid technological change. The principal competitive factors in this market include product performance, reliability, price, breadth of product line, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide complete systems solutions including system integration, network management capabilities, and the expertise to migrate existing systems to more complete broadband networks, have also become critically important vendor selection criteria in recent years. Additionally, users require applications to make best use of these networks.

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

     Because of its proprietary nature, the Company believes that it is the only licensed provider of Derived Channel products in Australia. The Company’s principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to the Company’s Derived Channel. The Company believes that Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport. However, there are other competing wireline technologies.

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

     The Company continues to invest in improvements to various Numerex technologies, including Cellemetry and its service capabilities on an ongoing basis, focused primarily on the development of expanded service bureau capabilities, further communications costs reductions, and additional enhancement to application-specific capabilities.

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

Intellectual Property

     The Company holds patents covering its Cellemetry related technology in the U.S. and various foreign countries. These patents expire between 2011 and 2016. The Company through Cellemetry licenses certain Cellemetry related technologies under licenses with BellSouth Corporation. The Company also owns other intellectual property relating to its products. The Company holds patents through Cellemetry LLC, which primarily cover the delivery of the Cellemetry wireless data communications service. These patents expire between 2010 and 2012. It is the Company’s practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given as to the scope of the patent protection.

     The Company believes that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, the Company believes that its success will also be dependent upon its manufacturing, engineering and marketing know-how and the quality and economic value of its products.

     The mark Cellemetry is a registered trademark of the Company. The Company believes that no individual trademark or trade name is material to the Company’s competitive position in the industry.

Regulation

     Federal, state and local telecommunications laws and regulations have not posed any significant impediments either to the delivery of wireless data signals using the Cellemetry network or the provision of alarm services by telephone companies using Derived Channel technology. The Company may be subject to certain telecommunications taxes and fees, including the federal universal service charge.

     By 2008, the FCC will eliminate its requirement that cellular carriers offer analog service pursuant to the Advanced Mobile Phone Service, or AMPS, standard. At that time, cellular carriers may stop offering analog AMPS cellular service and use the spectrum for other purposes. Cellemetry, which currently uses the control channel of AMPS cellular service, would have to migrate its service to the control channels of digital TDMA or CDMA wireless service or to the Short Message Services of digital GSM wireless service, and customers that use Cellemetry based services would have to replace incompatible radios. The Company’s wireless products and services that make use of Cellemetry would be similarly affected. While the Company expects that AMPS standard to be available for period of time after 2008, the Company continues to work on digital alternatives and plans to introduce its first digital products during 2004. This will allow the provision of Cellemetry based services into the foreseen future. Also, by going to the digital standard, the Company will be able to add greater functionality compared to the current products on the AMPS standard.

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

     In the U.S. the Company’s products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk. Certain products of the Company’s digital multimedia business also require certification from Underwriters Laboratories. The Company makes every effort to obtain required Underwriters Laboratories certifications for products currently marketed in the U.S.

     Regulations similar to the above may exist in other countries. In the event that the Company did not comply with any such regulations, or if the Company’s current or future products did not meet various regulatory standards or receive and maintain all required certifications, the Company’s business could be adversely affected.

Employees

     The Company, as of March 5, 2004, employs 81 employees in the U.S., consisting of 4 in manufacturing, 21 in sales, marketing and customer service, 30 in engineering and operations and 26 in management and administration. No union represents any of the Company’s employees. The Company believes that its relationship with its employees is good.

Available Information

     The Company makes available free of charge through its website at www.nmrx.com its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

Executive Officers and Key Employees of Registrant

     The following sets forth the names, ages and positions of the executive officers and certain key employees of the Company as of March 11, 2004:

     Stratton J. Nicolaides, age 50, has served as Chief Executive Officer of the Company since April 2000 having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999. From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership and provided consulting services to Dominion Group Limited.

     Michael A. Marett, age 49, has been an Executive Vice President of the Company since February 2001. From 1999 to 2001, Mr. Marett was Vice President, Sales and Marketing of TManage, Inc., which provided planning, installation and support services to companies with large remote workforces. From 1997 to 1999 Mr. Marett was Vice President, Business Development of Mitel Business Communications Systems, a division of Mitel Corporation. Prior to this position Mr. Marett held a number of executive positions at Bell Atlantic.

     Alan Catherall, age 50, has been the Chief Financial Officer of the Company since June 2003. From 1998 to 2002, Mr. Catherall served as Chief Financial Officer of AirGate PCS, a NASDAQ listed wireless company. From 1996 to 1998, Mr. Catherall was a partner in Tatum CFO LLP, a financial services consulting company. Prior to this, Mr. Catherall held a number of executive and management positions at MCI Communications.

     Richard C. Rose, age 56, recently joined Numerex in March 2004, in the position of Executive Vice President, Marketing and Business Development. From 2001 to 2003, Mr. Rose served as Corporate Vice President of Sales and Marketing for Precision Partners, a privately held manufacturer of precision machined parts for a wide variety of industries. From 1998 to 2001, Mr. Rose was the Vice President of Sales and Marketing for Interliant Corporation, a publicly traded ASP providing internet services throughout the world. Prior to this, Mr. Rose was the CEO of Dataflex Corporation, a public corporation providing desktop computer equipment and related services to large, diversified corporations in North America.

Risk Factors

     An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or we currently believe are not material could also adversely affect us. In any case, the value of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Form 10-K or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also, “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Financial Condition

We have a history of losses and are uncertain as to our future profitability.

     We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. In 2001, we had an operating loss of $3,142,000 and a net loss applicable to common stockholders of $3,382,000. In 2002, we had an operating loss of $7,450,000 and a net loss applicable to common stockholders of $7,690,000. For the year ended December 31, 2003, we had an operating loss and net loss applicable to common stockholders of $1,404,000.

     In addition, we expect to continue to incur significant operating costs and, as a result, will need to generate significant additional revenues to achieve profitability, which may not occur. If our revenues do not grow as needed to offset these costs, our business may not succeed.

We have debt obligations that may adversely affect our financial and operating flexibility.

     We currently have indebtedness and may incur additional indebtedness in the future. As of January 31, 2004, our total debt (including obligations under capital leases and equipment financings) was $4.8 million. The terms of our outstanding debt limits us, but does not prohibit us, from incurring additional debt.

     As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements.

     Some of our debt is convertible into common stock. We pay principal and interest on some of our debt that may be repaid using common stock if our stock is above a predetermined fixed price. The principal amount and any interest that has accrued on some of our debt may also be converted at any time by the holder into common stock at a predetermined fixed price. The conversion of our debt into common stock, or payment of principal and interest by us using common stock, would dilute our other stockholders, possibly substantially.

     Substantially all of our property and assets are subject to a lien to secure our debt. If we default on our debt, this would subject us to foreclosure on substantially all of our assets to the extent necessary to repay any amounts due. Any such default and resulting foreclosure will have a material adverse effect on us.

     Our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. We cannot assure you that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing, if necessary. Further, our borrowings are secured by substantially all of our assets and guaranteed by most of our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay the completion or expansion of our business strategy, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations or comply with our covenants, we would be in default under our existing arrangements.

     Approximately $4,500,000 of our debt is evidenced by a convertible note. This note payable is convertible into our common stock and is accompanied by a common stock purchase warrant. The Company is required to register the shares of common stock for resale within six months. Failure to do so would lead to monthly penalties for the next six months and, if the Company fails to register the shares for common stock after one year, the lender has the right to require full payment of the unpaid principal and interest and can invoke its rights under a security agreement that includes a lien on all the our assets in the United States.

We may seek to sell assets to pay off some of our debt.

One of our strategies to pay off some of our debt is to sell assets. These assets may currently generate revenue for us and contribute to our net income. If we sell assets that do generate revenue and contribute to our net income, this could adversely affect our profitability and our results from operations. A sale of some of our assets could also adversely affect our business strategy, by either delaying or slowing its implementation.

We are a holding company and therefore our ability to make payments on our debt depends on cash flow from our subsidiaries.

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we will depend on distributions or other intercompany transfers from our subsidiaries to make payments on our debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

•	the earnings of our subsidiaries;

•	covenants contained in our debt agreements;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions.

We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distribution and/or payments will be adequate to pay our debt, including interest payments, when due.

Risks Related to Our Business

The businesses in which we operate are highly competitive, and we may not be able to compete effectively.

     We face competition from many companies with significantly greater financial resources, well-established brand names and large customer bases. Numerous companies also may try to enter our market and expose us to greater price competition for our services. We expect competition to intensify in the future. If our competitors successfully focus on the markets we serve, our business could be adversely affected.

We operate in new and rapidly evolving markets where rapid technological change can quickly make products, including those that we offer, obsolete.

     We operate in industries that are subject to evolving industry standards, rapid technological changes and rapid changes in customer demands. These changes, individually or collectively, can adversely affect our business. If the demand for our products declines due to changes in technology, and we are unable to develop new products and services that successfully address market demand, our business will be adversely affected. In the event we keep pace with technological change, any delays in the development, introduction and marketing of new wireless or digital multimedia products and services by us, or our suppliers, could have an adverse effect on our business.

Failure of our products and services to gain market acceptance would adversely affect our financial condition.

     Over the past twelve months we have introduced MobileGuardian, a vehicle tracking solution, VendView, a vending management service, and IPContact, a desktop videoconferencing software package. If these products and services, or any of our other existing products and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

Our current business plan contemplates significant expansion, which we may be unable to manage.

     To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion in the future. In order to manage growth effectively, we will need to maintain and improve our operating systems and expand, train and manage our employees. In addition, we must carefully manage product inventory levels to meet demand. Inaccuracies in expected demand could result in insufficient or excessive inventories and unexpected additional expenses. We must also expand the capacity of our sales, distribution and installation networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to fund further development, and our competitive position could decline if we are unable to obtain additional capital.

     We may need to raise additional funds to support operations, respond to competitive pressures and changes in technology or respond to unanticipated requirements. To do so, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that additional funding will be available to us at the time it is needed, or on terms acceptable to us. This could have a material adverse effect on our business.

If we experience product defects or failures, our costs could increase and delay product shipments.

     Our products and services are complex. While we test our products, they may still have errors, defects or bugs that we find only after commercial production has begun. In the past, we have experienced errors, defects and bugs in connection with new products. Our customers may not purchase our products if the products have reliability, quality or compatibility problems. Furthermore, product errors, defects or bugs could result in additional development costs, diversion of resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Historically, the time required for us to correct defects has caused delays in product shipments and resulted in lower than expected revenues. Significant capital and resources may be required to address and fix problems in new products.

     If our products do not function properly, we may have lower than expected revenues, and net income would likely be adversely impacted.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing would result in delayed or reduced shipments to our customers.

     We outsource the manufacturing of our products to independent companies and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption or termination of the manufacture of our products could harm our ability to provide our products to our customers and, consequently, could have a material adverse effect on our business and operations.

A large portion of our revenues is derived from sales to distributors, and changes in the productivity of our distribution channels or any disruption of our distribution channel could adversely affect the sale of our products and services.

We primarily sell our products through distributors. Our sales could be affected by disruptions in the relationships between our distributors and us or between our distributors and end users of our products or services. Also, distributors may choose not to emphasize our products and services to their customers. Any of these actions or results could lead to decreased sales.

Our principal stockholders, directors and executive officers have significant voting power and may take actions that are not in the best interests of our other stockholders.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation or tender offer that could involve a premium over the price of our common stock. As of March 10, 2003, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own 43.5% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

Changing telecommunications regulations could affect us.

     By 2008, cellular carriers will no longer be required by the FCC to provide analog service compatible with Advanced Mobile Phone Service. It is likely that cellular carriers may stop offering analog AMPS cellular service. Cellemetry, which currently operates using AMPS cellular service, would have to begin operating on other wireless service channels, and customers that use services that involve Cellemetry would have to replace incompatible equipment. Other products and services that we make and that depend on Cellemetry, such as FastTrack Wireless Solutions and Mobile Guardian, would be similarly affected. While we are currently developing a digital standard, we might not be successful in such development.

     As of January 2003, the FCC eliminated most of its rules that restricted wireless carriers from consolidating. Consolidation of wireless carriers could reduce the number of potential suppliers for our Cellemetry® service.

     Many of the ultimate consumers of our PowerPlay® products and services are elementary and secondary schools that pay for their purchases with funding that they receive through the FCC’s e-rate program. Changes in this program could adversely affect demand for our PowerPlay® products and services.

We may not be able to achieve our operational growth goals if we do not operate our Cellemetry network efficiently and generate additional traffic.

     Our long-term success depends on our ability to operate, manage and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. Furthermore, our network operations are dependent on third parties. If we experience technical or logistical impediments to our ability to transfer traffic onto our network, fail to generate additional traffic on our network, or if we experience difficulties with our third party providers, we may not achieve our revenue goals or otherwise be successful in growing our business.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the service our network provides.

     The operation of our Cellemetry network depends on our ability to avoid or limit any interruptions in service to our customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new customers. In addition, because most of our customers are businesses, any significant interruption in service could result in lost profits or other losses to our customers. Although we attempt to disclaim or limit liability in our agreements with these customers, a court may not enforce a limitation on liability, which could expose us to losses.

     The failure of any equipment on our network, or those of our customers, could result in the interruption of that customer’s service until necessary repairs are made or replacement equipment is installed. Network failures, delays and errors may result from natural disasters, power losses, security breaches, viruses or terrorist acts. These failures or faults cause delays, service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business and operating results.

We may have difficulty identifying the source of a problem in our Cellemetry network.

     If and when a problem occurs on our Cellemetry network, it may be difficult to identify the source of the problem due to the integration of our network with the cellular telephone network and our network’s reliance on the cellular network. The occurrence of hardware or software errors, regardless of whether such errors are caused by our products or our Cellemetry network, may result in the delay or loss of market acceptance of our products and services, and any necessary revisions may result in significant and additional expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operations.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

     We are subject to international regulation and business uncertainties. International sales and operations may be subject to additional risks than those risks in the United States, such as the following:

•	imposition of government controls,

•	political instability,

•	export license requirements,

•	restrictions on the export of critical technology,

•	currency exchange rate fluctuations,

•	generally longer receivables collection periods and difficulty in collecting accounts receivable,

•	trade restrictions and changes in tariffs,

•	difficulties in staffing and managing international operations, and

•	potential insolvency of international dealers.

     We have a subsidiary operating in Australia and are doing business in the Caribbean, South America and Japan.

     In addition, the laws of certain countries do not protect our products as much as the laws of the United States, which may lead to the potential loss of our proprietary technology through theft, piracy or a failure to protect our rights. These factors may have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

The loss of intellectual property protection, specifically, our patents, both U.S. and international, could have a material adverse effect on our operations.

     Our future success and competitive position depend upon our ability to obtain and maintain intellectual property protection, especially with regard to patents on the technology used in our core business. Loss of such protection could compromise any advantage obtained and, therefore, impact our sales, market share and results. Furthermore, our future or pending patent applications may not be issued with the scope of the claims sought by us, if at all. In addition, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. Effective patent, trademark, copyright and trade secret protection may be unavailable or limited in foreign countries where we may need protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology.

     Our services are highly dependent upon our technology and the scope and limitations of our proprietary rights therein. In order to protect our technology, we rely on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements, and other similar arrangements. If our assertion of proprietary rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected.

Our competitors may obtain patents that could restrict our ability to offer our products and services, or subject us to additional costs, which in either case could adversely affect us.

     Several of our competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our products or services may infringe on future patent rights held by others.

     Furthermore, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research and development and the sale of any of our products. These lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and would order us to stop the activities claimed by the patent. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents. There is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. Some licenses may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition and results of operations.

Our products and information are subject to secrecy and confidentiality obligations, violations of which may not be able to be remedied.

     Although we have taken, and will continue to take, steps to protect the confidential nature of our proprietary and trade secret information, we cannot control whether secrecy obligations will be honored or whether disputes will arise related to this information. There is a risk that the steps we have taken will not prevent misappropriation of our technology or that others might independently develop substantially equivalent products and processes or otherwise gain access to our technology. In addition, we cannot rule out that we will not be subjected to claims from others that we are infringing on their patents or are misappropriating their trade secrets or confidential proprietary information.

     We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with our employees and licensees. We cannot guarantee you that the other parties will not violate these agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors. We cannot be certain that we will, in connection with every relationship, be able to maintain the confidentiality of our technology, which if released could materially affect our business. To the extent that our licensees develop inventions or processes independently that may be applicable to our products, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these persons or their full-time employers. We could be required to make payments to the owners of these inventions or processes, either in the form of cash, equity or a combination thereof.

Our products are subject to certification requirements.

     Some of our products are subject to certification requirements from the Federal Communications Commission (FCC), or Underwriters Laboratories. Failure to obtain such certifications for new products could have a material adverse effect on us.

Our services are indirectly subject to regulation.

     In providing our services, we rely on carriers who are subject to government regulation. The FCC regulates interstate and international telecommunications, while state commissions regulate telecommunications that originate and terminate within the same state. While such regulations have not significantly impeded us in providing services to our customers, such regulations could change, and such changes could have an effect on our carriers, possibly resulting in a material adverse affect on us.

Item 2. Properties.

     All of the Company’s facilities are leased. Set forth below is certain information with respect to the Company’s leased facilities:

Location	Principal Business	Square Footage	Lease Term
Willow Grove, Pennsylvania	Networking and Wireline Data Communications	10,000	2004

State College, Pennsylvania	Digital Multimedia	10,788	Month to Month

Atlanta, Georgia	Wireless Data Communications and Principal Executive Office	20,973	2010

Norcross, Georgia	Wireless Data Communications	1,658	2005

     The Company conducts engineering, sales and marketing, and administrative activities at many of these locations. The Company believes that its existing facilities are adequate for its current needs. As the Company grows and expands into new markets and develops additional products, it may require additional space, which the Company believes will be available at reasonable rates.

     The Company engages in limited manufacturing, equipment and product assembly and testing for certain of the Company’s products. The Company also uses contract manufacturers for production, sub-assembly and final assembly of certain products. The Company believes there are other manufacturers that could perform this work on comparable terms.

     The semiconductors, microprocessors and other components used in the Company’s products are obtained from various suppliers and manufacturers, some of which are the sole source of such component.

Item 3. Legal Proceedings.

     On May 5, 2003, Hawkeye Switching LLC (“Hawkeye”) and an apparently affiliated entity, RSA No. 2, sued Numerex Solutions (“Solutions”), one of the Company’s subsidiaries, in Iowa District Court for Mills County, alleging breach of contract and fraudulent inducement related to a Data1Source contract for over-the-air activation and SMS text messaging (the “D1S Contract”). Solutions removed the action to the United States District Court for the Southern District of Iowa, Western Division (“Iowa Federal Court”) on June 20, 2003. On June 19, 2003 Solutions initiated arbitration proceedings against Hawkeye in Atlanta, Georgia related to the D1S Contract based on a mandatory arbitration clause contained therein. Hawkeye subsequently conceded that it was bound to arbitrate under the D1S Contract. The Iowa Federal Court denied Solutions’ Motion to Dismiss or Compel Arbitration against RSA No. 2, and accordingly RSA No. 2’s action remains in Iowa Federal Court. The arbitration is scheduled for May 24 to 27, 2004. Numerex intends to vigorously contest these actions.

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

Fiscal 2003	High	Low
First Quarter (January 1, 2003 to March 31, 2003)	$3.34	$1.05
Second Quarter (April 1, 2003 to June 30, 2003)	3.58	1.50
Third Quarter (July 1, 2003 to September 30, 2003)	5.00	2.61
Fourth Quarter (October 1, 2003 to December 31, 2003)	4.13	2.65

Fiscal 2002	High	Low

First Quarter (January 1, 2002 to March 31, 2002)	$9.50	$7.00
Second Quarter (April 1, 2002 to June 30, 2002)	11.47	7.11
Third Quarter (July 1, 2002 to September 30, 2002)	8.93	3.99
Fourth Quarter (October 1, 2002 to December 31, 2002)	5.08	2.00

     As of March 4, 2004, there were 65 shareholders of record of the Company’s Common Stock, which include shares held in street name by brokers or nominees.

     On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the principal amount of $4,500,000 and (ii) a Common Stock Purchase Warrant to purchase up to 300,000 shares of the Company’s common stock. The principal amount of the note, together with any accrued interest, may be converted into the Company’s common stock at a price equal to $4.56 per share, subject to certain limitations. In addition, if conditions are met, the Company may pay interest and principal on the note in either cash or in Common Stock. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate pricing tranches. The first pricing tranche is exercisable for up to 150,000 shares of common stock at a price of $4.75 per share. The second pricing tranche is exercisable for up to 100,000 shares of common stock at a price of $5.17 per share. The third pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.99 per share.

     Laurus is an “accredited investor” as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	1,700,515	$4.60	1,610,458
Equity compensation plans not approved by security holders	—	—	—
Total	1,700,515	$4.60	1,610,458

Item 6. Selected Financial Data.

     Incorporated by reference from the Company’s 2003 Annual Report to Shareholders, pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from the Company’s 2003 Annual Report to Shareholders pursuant to General Instruction G (2) to Form 10-K, the relevant portions of which are filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated herein at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2003. No changes were made in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

     Incorporated by reference from the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

     During the quarter ended December 31, 2003 the Company’s audit committee did not engage its auditors (Grant Thornton LLP) for any non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements. The following financial statements and the notes thereto of the Company are attached hereto beginning on page F-1:

Index to Financial Statements of the Company

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003, and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Report of Independent Certified Public Accountants

Schedule II – Valuation and qualifying accounts

3.	List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

2.1[1]	Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.2[2]	Shareholders’ Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997

2.3[3]	Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited

3.1[4]	Amended and Restated Articles of Incorporation of the Company, as amended

3.2[4]	Bylaws of the Company

4.1[10]	Securities Purchase Agreement, dated January 13, 2004, by and between the Company and Laurus

4.2[10]	Convertible Term Note, dated January 13, 2004, by and between the Company and Laurus

4.3[10]	Common Stock Purchase Warrant, dated January 13, 2004, by and between the Company and Laurus

4.4[10]	Security Agreement, dated January 13, 2004, by and among the Company, its U.S. subsidiaries, and Laurus

4.5[10]	Guaranty, dated January 13, 2004, entered into by each of the Company’s U.S. Subsidiaries

4.6[10]	Intercreditor Agreement, dated January 13, 2004, by and among Althea Limited Partnership, Laurus, the Company and its U.S. subsidiaries

4.7[10]	Registration Rights Agreement, dated January 13, 2004, by and between the Company and Laurus

10.1[4]	The Numerex Corp. Savings and Profit Sharing Plan — Summary Plan Description (Management Compensation Plan)

10.2[5]	Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.3[6]	Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10.4[7]	Registration Agreement between the Company and Dominion dated July 13, 1992

10.5[6]	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

10.6[4]	Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995

10.7[10]	1999 Long-Term Incentive Plan. (Management Compensation Plan).

10.8[8]	Formation Agreement among Numerex Corp., BellSouth Wireless, Inc. and BellSouth Corporation dated February 25, 1998

10.9[9]	Operating Agreement between Numerex Corp. and BellSouth Wireless, Inc. dated May 15, 1998

10.10[3]	First Amendment to Operating Agreement of Cellemetry LLC between Numerex Corp. and BellSouth Wireless, Inc. effective as of November 1, 1999

11	Computation of Earnings Per Share

13	Pursuant to Note 2 of Instruction G (2) to Form 10-K, in response to Item 6. Selected Financial Data, “Selected Consolidated Financial Data” and in response to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are incorporated by reference from the Company’s 2003 Annual Report to Shareholders’ and are being filed in electronic format. No other sections of the Company’s 2003 Annual Report to Shareholders shall be deemed “filed” as part of this filing

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

[1]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997 (File No. 0-22920)

[2]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 31, 2000 for the year ended October 31, 1997 (File No. 0-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

[4]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

[5]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

[6]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

[7]	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

[8]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1998 (File No. 0-22920)

[8]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1998 (File No. 0-22920)

[10]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 1, 2004 (File No. 0-22920)

(b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: March 11, 2004	By:	/s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES, Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Stratton J. Nicolaides Stratton J. Nicolaides	Chairman and Chief Executive Officer	March 11, 2004
/s/ Brian C. Beazer Brian C. Beazer	Director	March 11, 2004
/s/ George Benson George Benson	Director	March 11, 2004
/s/ Matthew J. Flanigan Matthew J. Flanigan	Director	March 11, 2004
/s/ Allan H. Liu Allan H. Liu	Director	March 11, 2004
/s/ John G. Raos John G. Raos	Director	March 11, 2004
/s/ Andrew J. Ryan Andrew J. Ryan	Director	March 11, 2004
/s/ Alan B. Catherall Alan B. Catherall	Executive Vice President, Chief Financial Officer, Principal Financial and Accounting Officer	March 11, 2004

C O N T E N T S

Report of Independent Certified Public Accountants

To the Shareholders and Board of
   Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the “Company”) as of December 31, 2003, and 2002 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries as of December 31, 2003, and 2002 and the results of their operations and their cash flows for each of the three years ended December 31, 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A-22 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Intangibles” on January 1, 2002.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 20, 2004

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note A-3)	$734	$2,137
Accounts receivable (net of allowances of $609, and $1,275, respectively (Note A-10)	3,093	4,459
Notes receivable (Notes A-9 and A-10)	99	823
Inventory (Notes A-8 and E)	3,461	5,189
Prepaid taxes (Notes A-7 and G)	24	—
Prepaid expenses & interest receivable	676	976

TOTAL CURRENT ASSETS	8,087	13,584
Property and equipment, net (Notes A-5 and F)	1,296	2,475
Goodwill, net (Notes A-4 and A-22)	15,014	10,983
Intangible assets, net (Note A-4)	7,979	8,050
Software, net (Note A-4)	825	1,963
Notes receivable, long term	176	48
Other assets (Note A-11)	593	8

	$33,970	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,498	$5,238
Note payable, current (Note A-12)	3,500	—
Deferred revenues	775	819
Other accrued liabilities	1,487	1,866
Obligations under capital leases, current portion (Note I)	282	710

TOTAL CURRENT LIABILITIES	8,542	8,633
LONG-TERM DEBT
Obligations under capital leases	62	863
MINORITY INTEREST (Note C)	—	—
COMMITMENTS AND CONTINGENCIES
(Notes H and I)
SHAREHOLDERS’ EQUITY
Preferred stock – no par value; authorized 3,000,000 shares; none issued	—	—
Class A common stock – no par value; authorized 30,000,000 shares; issued 13,181,547 and 13,168,889 shares	36,793	36,769
Class B common stock – no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital	439	439
Treasury stock, at cost, 2,391,400 and 1,766,400 shares	(10,197)	(9,222)
Accumulated other comprehensive income	97	(9)
Retained earnings	(1,766)	(362)

TOTAL SHAREHOLDERS’ EQUITY	25,366	27,615

	$33,970	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2003	2002	2001
Net sales	$20,157	$24,501	$24,258
Cost of sales	10,486	13,952	14,737
Depreciation and amortization	642	328	267

Gross profit	9,029	10,221	9,254

Selling, general, administrative and other expenses	8,922	12,509	10,710
Research and development expenses	905	1,097	2,755
Depreciation and amortization	1,928	2,184	2,701
Costs related to non-recurring acquisition activity (Note D)	—	1,899	—
Non-recurring employee separation costs (Note D)	—	—	418

Operating loss	(2,726)	(7,468)	(7,330)

Interest and other income (expense), net	(298)	(212)	934
Gain on sale of business (Note C)	1,712	—	—
Minority interest	—	326	3,139

Loss before income taxes	(1,312)	(7,354)	(3,257)

Income taxes (benefit) (Notes A-7 and G)	92	96	(115)

Net loss	(1,404)	(7,450)	(3,142)
Preferred stock dividend	—	240	240

Net loss applicable to common shareholders	$(1,404)	$(7,690)	$(3,382)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment (Note A-17)	106	18	(7)

Comprehensive loss	$(1,298)	$(7,672)	$(3,389)

Basic loss per share (Note A-21)	$(0.13)	$(0.71)	$(0.32)

Diluted loss per share	$(0.13)	$(0.71)	$(0.32)

Weighted average number of shares used in per share calculation (Note A-21):
Basic	10,934	10,766	10,446

Diluted	10,934	10,766	10,446

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

							Accumulated
					Additional		Other
	Preferred	Stock	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Earnings	Total
Balance, December 31, 2000	30	$3,000	12,157	$32,064	$370	$(9,222)	$(20)	$10,710	$36,902
Issuance of shares in connection with exercise of stock options	—	—	105	344	—	—	—	—	344
Issuance of shares under Directors Stock Plan	—	—	1	9	—	—	—	—	9
Issuance of shares in connection with Stock Exchange Agreement	—	—	23	173	—	—	—	—	173
Option repricing	—	—	—	—	69	—	—	—	69
Translation adjustment	—	—	—	—	—	—	(7)	—	(7)
Net Loss	—	—	—	—	—	—	—	(3,382)	(3,382)

Balance, December 31, 2001	30	$3,000	12,286	$32,590	$439	$(9,222)	$(27)	$7,328	$34,108
Issuance of shares under Directors Stock Plan			3	12					12
Issuance of shares in connection with exercise of stock options and warrants			255	1,167					1,167
Conversions of Preferred Stock to common shares	(30)	(3,000)	625	3,000					—
Translation adjustment							18		18
Net Loss								(7,690)	(7,690)

Balance, December 31, 2002	—	$—	13,169	$36,769	$439	$(9,222)	$(9)	$(362)	$27,615
Issuance of shares under Directors Stock Plan			12	22					22
Issuance of shares in connection with employee stock purchase plan			1	2					2
Purchase of treasury stock						(975)			(975)
Translation adjustment							106		106
Net Loss								(1,404)	(1,404)

Balance, December 31, 2003	—	$—	13,182	$36,793	$439	$(10,197)	$97	$(1,766)	$25,366

The accompany notes are an integral part of this statement.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,404)	$(7,450)	$(3,142)
Adjustments to reconcile net loss used in operating activities:
Depreciation	1,062	1,312	1,454
Amortization	1,508	1,200	1,514
Bad debt reserves	667	738	(3)
Inventory reserves	273	—	—
Gain on sale of business	(1,712)	—	—
Compensation expense	—	—	12
Minority interest	—	(326)	(3,139)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	1,295	1,954	(301)
Inventory	774	(112)	(959)
Prepaid expenses & interest receivable	303	69	(1,078)
Other assets	86	61	(33)
Accounts payable	(2,588)	(1,412)	1,566
Income taxes	—	48	(10)
Other accrued liabilities	(533)	1,028	882

Net cash used in operating activities	(269)	(2,890)	(3,237)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(107)	(1,075)
Purchase of intangible and other assets	(2,604)	(1,042)	(345)
Proceeds from sale of business	3,197	—	—
Acquisition of minority interest	—	—	(794)

Net cash provided by (used in) investing activities	518	(1,149)	(2,214)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Proceeds from exercise of stock options	$25	$1,177	$362
Proceeds from revolving line of credit	400	—	—
Payments on revolving line of credit	(400)	—	—
Principal payments on capital lease obligations	(1,271)	(420)	(48)
Payment of preferred stock dividends	(480)	—	—

Net cash provided by (used in) financing activities	(1,726)	757	314

Effect of exchange differences on cash	74	18	(29)

Net (decrease) in cash and cash equivalents	(1,403)	(3,264)	(5,166)
Cash and cash equivalents, beginning of year	2,137	5,401	10,567

Cash and cash equivalents, end of year	$734	$2,137	$5,401

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	354	198	524
Income taxes	92	97	(115)
Disclosure of non-cash activities:
Capital leases	3	1,755	350

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. (the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies. The Company primarily offers products and services in wireless data communications through Cellemetry®, and digital multimedia networking through PowerPlay™ and IPContact™. Uplink Security, Inc., a wholly owned subsidiary of Cellemetry®, provides cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology. In February 2003 the Company introduced MobileGuardian™, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry® wireless data communications technology. The company also introduced VendView™, a product and service offering that is a Web-based vending machine monitoring solution that also uses the Cellemetry® wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network operational support systems.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned or controlled subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. During the quarter ended September 30, 2003, $231,000 of cash previously restricted to support letters of credit was released due to the payment of the underlying obligation. This was related to the sale of Data1Souce LLC (see Note C – Investments and Divestitures).

4. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over its expected useful life. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property is amortized using the straight-line method over 7 to 16 years. In accordance with the Statement of Financial Accounting Standards No. 142 (“SFAS 142), there is no goodwill amortization in 2003 and 2002 (see Note A-22). For the year ended December 31, 2001, goodwill was amortized on the straight-line method over 12 to 20 years.

The Company capitalizes software development costs when project technological feasibility is established and concludes capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred.

The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption, the Company reviewed the classification of its goodwill and other tangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which will result in reduced expense of approximately $768,000 on an annualized basis in 2002. The Company also tested goodwill for impairment by comparing the fair values of the Company’s reporting units to their carrying values as of January 1, 2002, December 31, 2002 and December 31, 2003 and determined that there was no goodwill impairment at those dates. The components of intangible assets are as follows:

Amortization expense were $1,508,000, $1,200,000 and $1,514,000 for the years ended December 31, 2003, 2002, and 2001 respectively. Amortization expense on existing intangible assets will be $1,206,000 for 2004, $1,022,000 for 2005, $821,000 for 2006, $734,000 for 2007, and $725,000 for 2008.

(In thousands)	December 31,
	2003	2002
Goodwill	$17,631	$13,600
Purchased and developed software	1,881	2,768
Patents, trade and service marks	11,150	11,125
Intangible and other assets	1,056	284

Total intangible assets	31,718	27,777
Accumulated amortization	(7,900)	(6,781)

Intangible assets, net	$23,818	$20,996

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

6. Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its long-lived assets or when a specific event indicates that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized for the amount of such deficiency, using discounted cash methodologies. No such impairment losses have been recognized during the years ended December 31, 2003, 2002, and 2001, respectively.

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

9. Notes Receivable

At December 31, 2003, the company had $275,000 of notes receivable. These notes receivable are payable in installments from 9 to 48 months at interest rates between 4% to 8% with $99,000 being short term and $176,000 long term. $179,000 of the notes receivable balance at December 31, 2003 is also supported by a security agreement. In 2002, the company converted $612,000 of accounts receivable to notes receivable payable from 9 to 18 months. For purposes of valuation, notes receivable and accounts receivable are considered in total in determining the allowance for doubtful accounts.

10. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable and notes receivable. When amounts are determined to be uncollectible, they will be charged to operations when that determination is made.

11. Other Assets

In May 2003, the Company shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. This Agreement will allow them to generate additional revenues by providing additional services to their customers. The Company will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), they must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of December 31, 2003. Installation was completed in the quarter ended December 31, 2003 and had its initial connections to the network. Our customer in Australia plans to promote the new service available now that equipment is installed in the first quarter of 2004 when the Company’s expects to receive its first share of revenues. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets.

12. Note Payable

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000 (the “Cellemetry Transaction”). Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003, the company made the first $1,500,000 payment to Cingular using a portion of the proceeds from the sale of Data1Source LLC (see Note C – Investments and Divestitures). On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of a Convertible Term Note in the principal amount of $4,500,000 (see Note M – Subsequent Events). A portion of the proceeds from this note were used to pay the remaining balance of $3,500,000 due Cingular.

13. Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity. The carrying value of the note payable approximates fair value and bears interest at 8% which approximates market rates of similar instruments.

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

15. Concentration of Credit Risk

The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company had cash balances in excess of these limits of $634,000 and $2,037,000 for the years ended December 31, 2003 and 2002, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

17. Foreign Currency Transactions

Some transactions of the Company and its subsidiaries are made in Canadian dollars, Australian dollars, and British pounds sterling. Gains and losses from these transactions are included in income as they occur.

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

Had compensation expense for the Company’s aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

(In thousands except per share data)	For the years ended December 31,
	2003	2002	2001
Net loss – as reported	(1,404)	(7,690)	(3,382)
Net loss – pro forma	(2,495)	(8,858)	(4,503)
Loss per share – as reported	(0.13)	(0.71)	(0.32)
Loss per share – pro forma	(0.23)	(0.82)	(0.43)

The pro forma effect on net loss and loss per share for the years ended December 31, 2003, 2002, and 2001, respectively, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

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

For the years ended December 31, 2003, 2002, and 2001, the Company’s potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 62,149, 1,059,000, and 1,985,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

22. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite life intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002. Pro forma results for the year ended December 31, 2001 assuming the discontinuation of amortization of Goodwill, is shown below:

(In thousands except per share data)	For the year ended December 31,
2001
Net loss – as reported	$(3,382)
Goodwill amortization	713

Net loss – pro forma	(2,669)
Loss per share – as reported	(0.32)
Loss per share – pro forma	(0.26)

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

Statement 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after September 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The adoption of this issue did not have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. (See Note B-19 – Provisions for Warranty Claims).

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

The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132®). Statement 132® retains all of the disclosures that are required by FASB Statement 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and includes several additional disclosures. The additional disclosures apply to both public and private companies, although there is a delayed effective date for private companies. It also amends APB Opinion 28, Interim Financial Reporting, to require certain disclosures about pension and other postretirement benefit plans in interim financial statements.

The additional annual disclosures in Statement 132(R) are required in financial statements of public companies with fiscal years ending after December 15, 2003 (December 31, 2003 financial statements for an entity with a calendar year-end) except for disclosures about estimated future benefit payments and the additional disclosures for foreign plans, which are effective for fiscal years ending after June 15, 2004. The provisions of Statement 132(R) are effective for nonpublic companies and foreign plans for fiscal years ending after June 15, 2004. The interim-period disclosures are required in interim periods beginning after December 15, 2003 (March 31, 2004 for a calendar year-end company). The adoption of the final interpretation did not have a material impact on its financial statements.

23. Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE B – LIQUIDITY

As disclosed in the financial statements, the Company’s operations used significant amounts of cash in 2003. The Company continues to add products and distribution channels for its products and closely monitor its costs, but the Company’s longer-term success will depend upon increased cash flow. At December 31, 2003 the Company had a short-term principal balance due Cingular on its note payable of $3,500,000 (See Note C – Investments and Divestitures). On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of a Convertible Term Note in the principal amount of $4,500,000 (see Note M – Subsequent Events). The proceeds from this note were used to pay the $3,500,000 due Cingular, financing costs, and to provide additional working capital. In order to provide additional short-term liquidity the Company also intends to extend its revolving line of credit. This line of credit was established on March 28, 2003. Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1,000,000. Under its terms, the line is secured by a lien on all the assets of the Company subsequent to the rights of Laurus Group. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of December 31, 2003, the Company had full availability to the entire $1,000,000 revolving line of credit.

The Company believes that the combination of the convertible long term debt, additional funding provided by the line of credit, and cash generated from future operations will be sufficient to meet the Company’s operating requirements through at least December 31, 2004, assuming no material adverse change in the operation of the Company’s business or unforeseen issues delaying or preventing the timely registering of the securities required by the agreement with Laurus. The Company is also considering other sources of funding, including the sale of certain non-core assets.

NOTE C – INVESTMENTS AND DIVESTITURES

Cellemetry

On May 15, 1998, the Company, Bellsouth Wireless LLC (“BellSouth Wireless”), currently known as Cingular and formerly BellSouth Wireless, Inc., and Bellsouth Corporation completed a transaction whereby Cellemetry LLC (“Cellemetry”) a joint venture between the Company and BellSouth Wireless, was formed. Cellemetry, a Delaware limited liability company, was owned 60% by the Company and 40% by BellSouth Wireless. The parties entered into an operating agreement (the “Operating Agreement”), which deals with, among other things, the conduct of the business of Cellemetry.

The Company’s subsidiary recorded the assets contributed to Cellemetry by BellSouth Wireless at fair value on the date of contribution. The fair value of the patents contributed was $10,603,000, which is being amortized over their remaining life of 15 years. In addition, BellSouth Wireless contributed property and equipment valued at $285,000. The results of operations and financial position of Cellemetry were consolidated with the Company effective May 15, 1998, since the Company controls the operations of Cellemetry.

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

Pursuant to the First Amendment to the Operating Agreement, the Company, from and including May 15, 1999, is no longer under an obligation to make any additional capital contributions to Cellemetry. The Company committed to provide up to $5,500,000 in interest bearing debt financing to Cellemetry. As of December 31, 2003, the Company has provided total interest bearing debt-financing amounting to $19,286,000.

Also, pursuant to the First Amendment to the Operating Agreement, the Company conveyed 100% of the capital stock of its wholly owned subsidiary Uplink to Cellemetry. In addition, the Company issued to BellSouth Wireless 30,000 Series A Convertible Redeemable Preferred Stock of the Company (“Preferred Stock”) at 8% yield. The preferred stock was redeemable, at the Company’s option, commencing November 1, 2000, on the basis of a pre-set annual redemption price per share. Also, the Preferred Stock, at BellSouth Wireless’s option, commencing November 1, 2003, or November 1, 2002, should the Company’s common stock exceed a pre-set market price for a given period of time, is convertible into 625,000 shares of common stock of the Company, approximately 6% of the Company’s common stock. The Preferred Stock carries certain registration rights for the common stock upon such conversion. At December 31, 2003, the company had a dividend payable to BellSouth Wireless of $60,000 on the preferred stock.

On December 2, 2002, BellSouth Wireless exercised its option to convert the 30,000 Series A Convertible Redeemable Preferred Stock to 625,000 shares of the Companies common stock. This was approximately 5.5% of the Company’s common stock outstanding at December 31, 2002.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company has agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003, the Company made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC (see below). Subsequent to December 31, 2003, the Company paid the balance due Cingular of $3,500,000 from the proceeds of long term financing (see Note M – Subsequent Events).

Data1Source

On September 15, 2003, the Company sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met. The resulting gain included in other income in the year ended December 31, 2003 was $1,712,000. Cost associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs including finders’ fees and legal costs. The sale agreement included some indemnification clauses up to a maximum of $500,000 if the Company failed to meet certain commitments. The Company believes that it was adequately provided for such potential indemnifications at December 31, 2003. At closing, certain obligations of the Company were paid. This included the first payment due on the note payable to Cingular (see above) of $1,500,000 and $605,000 payoff of the lease obligation on the software sold with Data1Source. Subsequent to the sale of Data1Source LLC, the Company used a portion of the proceeds to pay off the entire outstanding balance of $400,000 on its revolving line of credit (see Note D – Liquidity). The sale of Data1Source LLC does not meet the requirements to be considered a significant disposition.

NOTE D – COSTS RELATED TO NON-RECURRING ACQUISITION ACTIVITY AND EMPLOYEE SEPARATION COSTS

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

During the year ended December 31, 2001, the Company recorded a pre tax charge of $418,000 to cover employee separation costs.

NOTE E – INVENTORY

Inventory consisted of the following:

(In thousands)	December 31,
	2003	2002
Raw materials	$1,237	$1,346
Work-in-progress	8	20
Finished goods	2,216	3,823

Inventory, net	$3,461	$5,189

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 31,
	2003	2002
Leasehold improvements	$461	$461
Plant and machinery	6,838	7,183
Equipment, fixtures and fittings	949	930

Total property and equipment	8,248	8,574
Accumulated depreciation	(6,952)	(6,099)

Property and equipment, net	$1,296	$2,475

NOTE G – INCOME TAXES

For the periods noted below, the provisions for income taxes consists of the following:

(In thousands)	For the years ended
	December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$(115)
State	30	—	—
Foreign	62	96	—
Deferred:
Federal	—	—	—
Foreign	—	—	—

	$92	$96	$(115)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods: (In thousands)

	December 31,
	2003	2002	2001
Income tax (benefit) computed at U.S. corporate tax rate of 34%	$(595)	$(2,500)	$(1,107)
Adjustments attributable to Valuation allowance	595	2,500	1,107
State tax	30	—	—
Foreign tax	62	96	—
Recovery of previously paid tax	—	—	(115)

	$92	$96	$(115)

The components of the Company’s net deferred tax assets and (liabilities) are as follows:
(In thousands)

	December 31,
	2003	2002
Non-Current deferred tax liability:
Differences between book and tax basis of property and equipment	$(192)	$(124)

	(192)	(124)
Current deferred tax asset
Inventories	354	315
Accruals	116	54
Other	325	630

	795	999
Non-Current deferred tax Asset:
Intangibles	798	693
Net operating loss carry forward	5,985	5,223
Tax credit carry forward	1,892	1,892

	8,675	7,808

Net deferred tax asset	9,278	8,683

Valuation allowance	(9,278)	(8,683)

Total	$—	$—

Net operating loss carry forwards for federal and state income taxes available at December 31, 2003, expire as follows:

(In thousands)		Year of
	Amount	Expiration
Federal Operating losses	$5,810	2023
State operating losses	$50,811	2007-2023

The Company is entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce the Company’s future tax liability. Net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002 respectively may not be available in future years. Accordingly, the Company may not have the future benefit of these operating loss carry forwards to offset any future earnings for tax liability purposes. The Company has not classified its net operating loss carry forwards as an asset in its financial statements and thus a loss of net operating loss carry forwards does not impact current operating results. In March 2004, the Company filed a ruling request with the Internal Revenue Service (IRS) for an extension of time to file an election to carry forward the net operating losses in question. There is no assurance at this time that the IRS will grant the Company’s ruling request.

NOTE H – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

During the year ended December 31, 2002 there were two customers who’s revenues were greater than 10% of the total Company’s revenues. Customer A comprised 12% and Customer B comprised 10% of the Company’s total revenues. Company A had an accounts receivable balance of $472,000 at December 31, 2002. Company B had no accounts receivable balance as of December 31, 2002. There were no such concentrations for the years ended December 31, 2003 and 2001.

The company had one supplier from which the Company’s purchases were approximately 13% of cost of sales for the year ended December 31, 2003 and 28% of cost of sales for the year ended December 31, 2002. The components included in the products purchased from this supplier can be sourced from other suppliers.

The company conducted business with three related parties during the year ended December 31, 2003. (i) BellSouth Wireless owned 40% of Cellemetry LLC and 5.5% (see Note C) of the Company up to March 28, 2003. BellSouth Wireless provided $102,000 in communication services to the Company for the year ended December 31, 2003 and the Company had an accounts payable balance with BellSouth Wireless of $30,000 at December 31, 2003. Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of (ii) Salisbury & Ryan LLP. Salisbury & Ryan LLP provided legal services to the Company in fiscal 2003 and will continue to provide such services during fiscal 2004. During fiscal 2003, Salisbury & Ryan LLP charged the Company legal fees of approximately $360,000. The Company’s accounts payable to Salisbury & Ryan LLP was $64,000 at December 31, 2003. In order to provide additional short-term liquidity to the Company, on March 28, 2003, (iii) Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1,000,000. Under its terms, the line is secured by lien on all the assets of the Company subsequent to the rights of the Laurus Group (see Note M-Subsequent Events). Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of December 31, 2003 the Company had full availability to the entire $1,000,000 revolving line of credit.

NOTE I — COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company conducts a portion of its operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using the Company’s incremental borrowing rate at the inception of the lease. The leases expire at various dates through 2007. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003, (in thousands).

2004	$343
2005	33
2006	1
2007	1

Total minimum lease payments	378
Less amount representing interest	(35)

Present value of net minimum lease payments	$343

Current portion	310
Non-current portion	33

Total	$343

Operating Leases

The Company leases certain property and equipment under noncancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such noncancelable operating leases subsequent to December 31, 2003, (in thousands) are as follows:

2004	$608
2005	535
2006	533
2007	542
2008	548
Beyond 2008	230

Total minimum lease payments	$2,996

Rent expense, including short-term leases, amounted to approximately $759,000, $689,000, and $794,000 in the years ended December 31, 2003, 2002, and 2001 respectively.

NOTE J – BENEFIT PLANS

Savings and Investment Plan

The Company sponsors a 401k savings and investment plan, a plan that covers all Numerex Corp and its subsidiaries for employees who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. The Company contributed an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. The Company’s contribution is made in cash on a monthly basis. Matching contributions of the Company are vested over a three year period at a rate of 33% per year. Approximately $44,000, $143,000, and $122,000 were expensed for the years ended December 31, 2003, 2002 and 2001.

Employee Stock Purchase Plan

All employees of the Company and its subsidiaries are entitled to participate in a discounted Employee Stock Purchase Plan. This plan allows employees to elect to have an amount withheld from their pay that is held in an account for the purchase of the Company’s common stock. The plan has two measurement dates per year – July 1 and January 1, which is used to determine the stock price at a 15% discount and number of share issued to the employee. There are a total of 500,000 shares authorized of which 897 were issued in the year ended December 31, 2003 at an average share price of $2.41. The Company had 499,103 shares available to be issued for this plan at December 31, 2003.

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

At December 31, 2003, 2002, and 2001, 2,070,701, 1,741,701, and 1,587,201 respectively, ratably vesting common share options under the 1999 and 1994 Plans, respectively, have been granted at prices ranging between $1.00 and $10.25. Of these options 381,630 have been exercised, 853,006 have either expired or been cancelled, 316,440 are currently exercisable, and the remaining options will become exercisable in 2004 through 2008.

At December 31, 2003, 2002, and 2001, 685,000, 685,000, and 685,000 respectively, cliff-vesting options under the 1994 Plan have been granted at prices ranging between $4.44 and $7.13. Of these options 360,000 have been exercised, 210,000 have either expired and been cancelled or been cancelled, 79,750 are currently exercisable and the remaining options will become exercisable beginning in 2004 or earlier if the accelerated vesting conditions are met.

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

At December 31, 2003, 2002, and 2001, 64,700, 60,700, and 60,700 respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $3.38 and $12.94. Of these options 9,000 have been exercised, 51,700 are currently exercisable and the remaining options will become exercisable in 2004.

At December 31, 2003, 2002, and 2001, options to purchase 193,750, 193,750, and 143,750, respectively, of Class A Common Stock at prices ranging from $3.50 to $10.00 were granted as nonqualified stock options in connection with services rendered to the Company. Of these options 168,750 are currently exercisable and the remaining options will become exercisable in 2004 through 2005.

The fair value of each option on the date of grant for 2003, 2002, and 2001 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 137% for 2003, 143% for 2002, and 121% for 2001; risk-free interest rate of 3.79% for 2003, 3.35% for 2002, and 4.86% for 2001; and expected option lives of 6.9 years for 2003, 7.3 years for 2002, and 7.5 years for 2001.

The exercise price for 1,200,515 options outstanding at December 31, 2003, is between $1.00 and $12.94. Such options will expire on average in 6.9 years. The weighted average fair value of options granted during 2003, 2002, and 2001 was $2.30, $5.71, and $5.76, respectively, on the date of grant.

The following table summarizes the activity of the stock option plans as of and for the years ended December 31, 2003, 2002 and 2001.

	For the years ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,058,873	$6.18	1,253,455	$5.91	1,007,384	$5.66
Options granted	333,000	2.45	154,500	6.00	444,701	6.27
Options exercised	—	—	(254,832)	4.56	(104,601)	3.30
Options cancelled	(191,358)	5.67	(94,250)	6.87	(94,029)	7.78

Outstanding, end of year	1,200,515	$5.21	1,058,873	$6.18	1,253,455	$5.91

Exercisable, end of year	616,640	$6.18	525,048	$5.80	489,130	$4.86

NOTE L – GEOGRAPHIC INFORMATION

The Company operates in a single industry segment. Information about the Company’s operations in different geographic areas for the years ended December 31, 2003, 2002, and 2001 respectively, are as follows: (In thousands)

	U.S.	Australia	Consolidated
Net sales:
2003 - year	$19,513	$644	$20,157
2002 - year	24,213	288	24,501
2001 - year	23,907	351	24,258
Operating profit (loss):
2003 - year	$(2,911)	$185	$(2,726)
2002 - year	(7,553)	85	(7,468)
2001 - year	(7,353)	23	(7,330)
Identifiable assets:
2003 - year	$32,757	$1,213	$33,970
2002 - year	37,057	54	37,003
2001 - year	42,613	361	42,974

NOTE M – SUBSEQUENT EVENTS

On January 13, 2004, the Company completed a private placement to Laurus of (i) a Convertible Term Note in the principal amount of $4,500,000 (the “Company Note”), and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Company Note, the “Securities”) to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share (“Common Stock”). The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to BellSouth Personal Communications LLC (see Note C – Investments and Divestitures) and to provide additional working capital. The Company Note has a term of three years maturing on January 12, 2007 and is secured by substantially all of the assets of the Company and its U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of the Company’s U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Company Note at an annual rate of 8%, and interest and principal may be paid by the Company in either cash or in Common Stock. The Company may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Company Note, and any accrued interest, may be converted by Laurus into the Company’s Common Stock at a price equal to $4.56 per share (the “Fixed Conversion Price”), subject to certain limitations. If the amount due and payable is paid by the Company using Common Stock, the number of shares to be issued to Laurus by the Company will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Company Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Company Note) has occurred, Laurus may not voluntarily convert, on a month to month basis, a portion of the Company Note that exceeds 10% of that number of shares of the Company traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. The Company has also agreed to register all of the Common Stock that can be issued to Laurus pursuant to the Securities, as described in the Registration Rights Agreement between the Company and Laurus. The Company is required to register these Securities within six months from January 13, 2004. Failure to do so would lead to monthly penalties for the next six months and if the Company fails to register the Securities after one year, Laurus has the right to require full payment of the unpaid principal and interest and can invoke its rights under the security agreement.

Report of Independent Certified Public Accountants

To the Shareholders and Board of
     Directors of Numerex Corp. and Subsidiaries

In connection with our audit of the consolidated financial statements of Numerex Corp. and Subsidiaries referred to in our report dated February 20, 2004, which is included in the Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 20, 2004

S-1

NUMEREX CORP.
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

SCHEDULE II

	Balance at		Charges		Balance at
	beginning of		to		end of
Description	Period	Provisions	expense	Deductions	Period
Year ended December 31, 2001:
Accounts receivable
Allowance for uncollectible accounts	431	158	(55)	0	534
Inventory
Allowance for obsolescence	1,020	0	0	(89)	931
Year ended December 31, 2002:
Accounts receivable
Allowance for uncollectible accounts	534	2,578	(1,837)	0	1,275
Inventory
Allowance for obsolescence	931	358	0	(513)	776
Year ended December 31, 2003:
Accounts receivable
Allowance for uncollectible accounts	1,275	551	(551)	(666)	609
Inventory
Allowance for obsolescence	776	272	0	(367)	681

S-2