Form 10-K/A
period 2003-12-31
NUMEREX CORP /PA/
filed 2004-03-30
CIK 870753

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2003 is $21,081,062 1

The number of shares outstanding of the issuer’s Class A Common Stock, no par value as of March 4, 2004 is 10,791,986

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

EXPLANATORY NOTE:

     The Registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2003 to correct the “accelerated filer” designation on the cover page.

     As of June 30, 2002, the aggregate market value of voting and non-voting stock held by non-affiliates was $66,569,894 not $96,335,983, as previously reported. As of June 30, 2003, the aggregate market value of voting and non-voting stock held by non-affiliates was $21,081,062 not $ 30,629,000 as previously reported. Accordingly, the Registrant is not an “accelerated filer” as defined by Exchange Act Rule 12b-2.

     No other information contained in the original filing is amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update other disclosures therein in any way other than as required to correct the designation on the cover page

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Exhibits filed pursuant to Item 601 of Regulation S-K.

     The following exhibits are being filed herewith:

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

NUMEREX CORP.

Date: March 30, 2004	By: /s/Stratton J. Nicolaides