Form 10-Q
period 2004-03-31
NUMEREX CORP /PA/
filed 2004-05-12
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
MARCH 31, 2004	0-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐   No ☒

As of May 4, 2004, an aggregate of 10,796,606 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

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

     Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: competition; the pace of technological change; customer acceptance of products and services; inability to manage rapid expansion; the availability of capital to fund further development of products and services to meet technological or competitive changes; unforeseen product defects or failures; the introduction, withdrawal, success and timing of business initiatives and strategies; interruption in flow of products from our suppliers; changes in customer distribution channels; changes in telecommunications regulations; ability to maintain and operate our Cellemetry® network efficiently; network failures; international regulations; loss of intellectual property protection; inability to maintain secrecy and confidentiality obligations; product certification requirements; indirect regulations on our network; changes in customer spending patterns; variations in quarterly operating results; the inability to attain revenue and earnings growth; changes in interest rates; inflation; general economic conditions and conditions affecting the capital markets. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,327	$734
Accounts receivable, net of allowances of $604 and $609, respectively	3,124	3,093
Notes receivable, net (Note B-5)	91	99
Inventory, net of reserves of $752 and $681, respectively (Note B-4)	2,975	3,461
Prepaid expenses & interest receivable	847	700

TOTAL CURRENT ASSETS	8,364	8,087

Property and equipment, net	1,185	1,296
Goodwill, net (Note B-2)	15,014	15,014
Intangible assets, net	7,758	7,979
Software, net	707	825
Notes receivable, long term (B-5)	145	176
Other assets (Note B-6)	747	593

TOTAL ASSETS	$33,920	$33,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,407	$2,498
Income taxes (Note B-3)	—	—
Other current liabilities
Deferred revenues	916	775
Other accrued liabilities	1,250	1,487
Note Payable, current portion (Note B-7)	500	3,500
Obligations under capital leases, current portion	269	282

TOTAL CURRENT LIABILITIES	5,342	8,542

LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	2	62
Note Payable, long-term portion (Note B-7)	3,806	—

TOTAL LONG TERM LIABILITIES	3,808	62

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized, none issued	—	—
Class A common stock - no par value; authorized 30,000,000 shares; issued 13,184,570 and 13,181,547 shares, respectively	36,810	36,793
Class B common stock - no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital (Note B-8)	680	439
Treasury stock, at cost, 2,391,400 on March 31, 2004 and December 31, 2003	(10,197)	(10,197)
Accumulated other comprehensive income	28	97
Retained earnings	(2,551)	(1,766)

TOTAL SHAREHOLDERS’ EQUITY	24,770	25,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,920	$33,970

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the three month period
	ended March 31,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Net sales	$4,770	$4,687
Cost of sales	2,540	2,454
Depreciation and amortization	109	180

Gross profit	2,121	2,053

Selling, general, administrative and other expenses	2,324	2,387
Research and development expenses	277	298
Depreciation and amortization	424	489

Operating loss	(904)	(1,121)

Interest and other income, net	(135)	23
Gain on sale of business unit	250	—

Loss before income taxes	(789)	(1,098)
Income taxes (Notes B-7)	(4)	19

Net loss	(785)	(1,117)

Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(69)	—

Comprehensive loss	$(854)	$(1,117)

Basic loss per share (Note B-10)	$(0.07)	$(0.10)

Diluted loss per share (Note B-10)	$(0.07)	$(0.10)

Weighted average number of shares used in per share calculation:
Basic	10,792	11,384

Diluted	10,792	11,384

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the three month period
	ended March 31,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(785)	$(1,117)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	187	294
Amortization	346	375
Bad debt reserves	—	150
Inventory reserves	71	—
Gain on sale of business unit	(250)	—
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(24)	1,018
Inventory	415	187
Prepaid expense & interest receivable	(113)	217
Accounts payable	(91)	(1,402)
Other accrued liabilities	(14)	110

Net cash used in operating activities	(258)	(168)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(6)
Purchase of intangible and other assets (Notes B-2 and B-7)	(2,533)	(686)
Proceeds from sale of business unit	200	—
Increase (decrease) in deposit and long term receivables	88	(2)

Net cash used in investing activities	(2,320)	(694)

Cash flows from financing activities:
Proceeds from exercise of stock options	16	14
Purchase of treasury stock (Note B-7)	(975)
Principal payments on capital lease obligations	(72)	(103)
Proceeds from long term borrowings (Note B-7)	4,270	—
Payment of preferred stock dividends	—	(480)

Net cash provided by (used in) financing activities	3,239	(569)

Effect of exchange differences on cash	(68)	(6)

Net increase (decrease) in cash and cash equivalents	593	(1,437)
Cash and cash equivalents, beginning of period	734	2,137

Cash and cash equivalents, end of period	$1,327	$700

Supplemental Disclosure of Cash Flow Information
Disclosure of non-cash:
Note Payable	$—	$5,000
Purchase of Treasury Stock	$—	$975
Purchase of minority interest in Cellemetry	$—	$4,025

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE A  -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2003 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Nature of Business

The Company is a communications technology business comprised of operating subsidiaries that primarily utilize existing wireless or cellular, Internet and cable infrastructure thereby enabling network access and information management through the deployment of proprietary software and technology which provides an entrance to and exit from a communications network. Such technology is referred to as a “gateway” in the communications industry. The Company primarily markets and sells products and services in wireless data communications through Cellemetry®, Uplink™, MobileGuardian™, VendView™, and digital multimedia through PowerPlay™ and IPContact™. These products and services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network support.

2.	Goodwill

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Of the $5,000,000, $4,000,000 was added to Cellemetry’s goodwill. In addition, there was $51,000 in transaction costs capitalized as goodwill.

3.	Income Taxes

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

4.	Inventory

Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	March 31,	December 31,
(in thousands)	2004	2003

Raw materials	$1,111	$1,237
Work-in-progress	10	8
Finished goods	1,854	2,216

	$2,975	$3,461

5.	Notes Receivable

The Company had $236,000 of notes receivable ($91,000 short term and $145,000 long term) at March 31, 2004 and $275,000 ($99,000 short term and $176,000 long term) at December 31, 2003. These notes are payable to the Company in installments for periods ranging from 9 to 48 months. For purposes of valuation, notes receivable and accounts receivable are evaluated in total in determining the allowance for doubtful accounts.

6.	Other Assets

In May 2003, the Company shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. This Agreement will allow them to generate additional revenues by providing additional services to their customers. The Company will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), they must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of March 31, 2004. However, installation of the equipment was completed in the quarter ended December 31, 2003 and had its initial connections to the network. These connections will generate the first revenues to be shared with the Company in the second quarter of 2004. Both the Company and our customer in Australia are also in the process of promoting the new service now that the installation has been completed. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. Accordingly, the Company will use the cost recovery method for accounting for the project. Under this method, the Company will record the service revenues as payment is received from the customer and the Company will recognize a cost of sale for the same amount as the revenue until the balance of the asset is fully utilized. In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.

7.	Note Payable

On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd (“Laurus”) of (i) a Convertible Term Note in the principal amount of $4,500,000 (the “Company Note”), and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Company Note, the “Securities”) to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share (“Common Stock”). The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to Cingular (see Note C – Investments) and to provide additional working capital. The Company Note has a term of three years maturing on January 12, 2007, and is secured by substantially all of the assets of the Company and its U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of the Company’s U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Company Note at an annual rate of 8%, and interest and principal may be paid by the Company in either cash or in Common Stock. The Company may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Company Note, and any accrued interest, may be converted by Laurus into the Company’s Common Stock at a price equal to $4.56 per share (the “Fixed Conversion Price”), subject to certain limitations. If the amount due and payable is paid by the Company using Common Stock, the number of shares to be issued to Laurus by the Company will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Company Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Company Note) has occurred, Laurus may not voluntarily convert, on a month to month basis, a portion of the Company Note that exceeds 10% of that number of shares of the Company traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. The Company has also agreed to register all of the Common Stock that can be issued to Laurus pursuant to the Securities, as described in the Registration Rights Agreement between the Company and Laurus. The total potential common shares that could be issued relating to this transaction are 1,400,980. The Company is required to register these Securities and have the registration declared effective within six months from January 13, 2004. Failure to do so would lead to monthly penalties for the next six months and if the Company fails to have the registration declared effective after one year, Laurus has the right to require full payment of the unpaid principal and interest and can invoke its rights under the security agreement.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation was secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and accrued interest at a rate of eight percent (8%) per annum. On September 15, 2003, the company made the first $1,500,000 payment to Cingular using a portion of the proceeds from the sale of Data1Source LLC. As noted above on January 13, 2004, the Company completed a private placement to Laurus of a Convertible Term Note in the principal amount of $4,500,000. A portion of the proceeds from this note were used to pay the remaining balance of $3,500,000 due Cingular.

8.	Shareholders’ Equity

Shareholders’ Equity decreased by $596,000 in the three-month period ending March 31, 2004. The decrease in Shareholders’ Equity is attributable to the net loss of $785,000, foreign currency translation of $69,000 and was partially offset by the valuation of the warrants issued in connection with the Company Note (See Note B-7 – Note Payable) of $241,000. The Company valued these warrants using a Black-Scholes model, which was used to allocate a portion of the Company Note to Additional Paid-in Capital. The $241,000 was offset against the Note Payable as discount and will be amortized to interest expense over the term of the Company Note of three years. The decrease in Shareholders’ Equity was also partially offset by $16,000 following the issue of 3,023 shares of Class A Common Stock of the Company under the Directors’ Stock Plan and employee stock purchase plan.

9.	Stock-Based Compensation

The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company’s net loss and net loss per share would have changed as reflected in the following pro forma amounts.

	For the three months
	ended March 31,
(In thousands except per share data)	2004	2003

Net loss - as reported	$(785)	$(1,117)
Net loss - pro forma	(1,227)	(1,436)
Loss per share - as reported	(0.07)	(0.10)
Loss per share - pro forma	(0.11)	(0.13)

10.	Loss Per Share

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

The Company’s potential common shares have an anti-dilutive effect on loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options, convertible debt and warrants that would be used to determine diluted loss per share were 1,452,000 and 32,000 for the three-month periods ended March 31, 2004 and March 31, 2003 respectively.

11.	Recent Accounting Pronouncements

The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132(R)). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and includes several additional disclosures. The additional disclosures apply to both public and private companies, although there is a delayed effective date for private companies. It also amends APB Opinion 28, Interim Financial Reporting, to require certain disclosures about pension and other postretirement benefit plans in interim financial statements.

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

The Securities and Exchange Commission recently issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition, to update SAB 101, Revenue Recognition in Financial Statements (codified in Topic 13: Revenue Recognition), primarily for the following reasons:

•	to reflect the issuance of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Because some revenue arrangements contain multiple deliverables, the staff believes that an entity should determine the units of accounting in an arrangement before applying the guidance in SAB 104.

•	to delete the guidance on reporting revenues gross as a principal or net as an agent because EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” provides that guidance.

•	to rescind SAB 101: Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers (FAQ) and incorporate selected portions of the FAQ into Topic 13. The FAQ permitted registrants to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete. Because EITF Issue 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the criteria in paragraph 9 are met, this election is no longer available to registrants upon adoption of EITF Issue 00-21.

Since SAB 104 is not creating new GAAP, the issuance of SAB 104 should not be considered a change in accounting principle. The implementation of SAB 104 is not expected to have a material impact on the financial statements of the Company.

12.	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C  -  INVESTMENTS

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation was secured by the pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and accrued interest at a rate of eight percent (8%) per annum. On September 15,

2003, the Company made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC and paid the remaining balance on January 13, 2004 from a portion of the proceeds from the term note payable with Laurus Master Fund, Ltd (see Note B-7 – Note Payable).

NOTE D  –  LIQUIDITY

As a result of continuing operating losses, the Company’s operations used significant amounts of cash in 2003 and used cash in the quarter ended March 31, 2004, however, the total cash increased significantly due to the financing transactions described below. The Company continues to add products and distribution channels for its products and closely monitor its costs, but the Company’s longer-term success will depend upon increased cash flow. At December 31, 2003 the Company had a short-term principal balance due Cingular on its note payable of $3,500,000 (See Note C – Investments and Note B-7 – Note Payable). The proceeds from the Company Note were used to pay the $3,500,000 due Cingular, financing costs, and to provide additional working capital (which resulted in substantially increased cash balance at March 31, 2004 versus December 31, 2003). Laurus has the option to convert the note payable into the Company’s common stock if the stock price is greater than $4.56. In order to provide additional short-term liquidity the Company is seeking to renegotiate a $1,000,000, revolving line of credit.

The Company believes that the combination of the convertible long term debt, a reduction in operating losses and additional funding provided by a line of credit, if available, will be sufficient to meet the Company’s operating requirements through at least December 31, 2004, assuming operating losses are reduced, no material adverse change in the operation of the Company’s business, or unforeseen issues delaying or preventing the timely registering of the securities required by the agreement with Laurus. The Company is also considering other sources of funding, including the sale of certain non-core assets.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies.

     The Company’s total revenues in the first quarter of 2004 grew modestly compared to the same quarter last year. However, first quarter 2003 revenues included those attributable to Data1Source LLC, which the Company sold in September 2003. After eliminating revenues of approximately $430,000 attributable to Data1Source, wireless data revenues increased by over 37% comparing the first quarter 2004 with the same quarter in 2003. Specifically, during the first quarter of 2004, the Company saw growth in Uplink business and expects that this trend will continue throughout the year. The Company anticipates that its VendView product and associated service will gain additional market acceptance as the year continues. Growth in wireless data products and services was largely offset by a decline in the Company’s digital multimedia and networking business during the first quarter. The Company, believes that this decline is temporary and the digital multimedia and networking business will improve as the year continues.

     During the first quarter of 2004, the Company continued to focus on strengthening the balance sheet and improving its liquidity position. In January 2004, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of a Convertible Term Note in the principal amount of $4,500,000 (the “Company Note”) The net proceeds of the Company Note were used primarily for the repayment of the Company’s remaining short-term debt to Cingular and to provide additional working capital. Cash increased from $734,000 at December 31, 2003 to over $1,300,000 by March 31, 2004. In addition, since the Company used a portion of the net proceeds to repay $3,500,000 of short term debt, current liabilities declined from over $8,500,000 at December 31, 2003 to less than $5,400,000 at March 31,2004. The Company Note has delayed repayment terms and will require maximum cash expenditures for both principal and interest of less than $750,000 during the balance of 2004. Actual cash expenditures could be materially lower if the equity conversion feature is available to be exercised. (see Note B-7, Note Payable)

     The Company’s goals continue to be improving operating results, and to further improve the Company’s liquidity position by inventory reductions and possible sale of non-core assets.

Critical Accounting Policies

     For additional information regarding the Company’s critical accounting policies see Note B to the Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the consolidated financial statements contained therein.

General

     The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Month Period Ended
	March 31,
			%
	2004	2003	Change
Net sales:
Wireless Data Communications
Product	$1,423	$1,027	38.6%
Service	1,990	1,859	7.0%

Sub-total	3,413	2,886	18.3%
Digital Multimedia and Networking
Product	320	504	-36.5%
Service	709	1,042	-32.0%

Sub-total	1,029	1,546	-33.4%
Wireline Security
Product	151	39	287.2%
Service	177	216	-18.1%

Sub-total	328	255	28.6%
Total net sales
Product	1,894	1,570	20.6%
Service	2,876	3,117	-7.7%

Total net sales	4,770	4,687	1.8%
Cost of sales	2,540	2,454	3.5%
Depreciation and amortization	109	180	-39.4%

Gross profit	2,121	2,053	3.3%
%	44.5%	43.8%
Selling, general, administrative and other expenses	2,324	2,387	-2.6%
Research and development expenses	277	298	-7.0%
Depreciation and amortization	424	489	-13.3%

Operating loss	$(904)	$(1,121)	19.4%

Loss before income taxes	$(789)	$(1,098)	28.1%

Net loss	$(785)	$(1,117)	29.7%

Basic loss per share	$(0.07)	$(0.10)

Weighted average shares outstanding	10,792	11,384

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended
	March 31,
	2004	2003
Net sales:
Wireless Data Communications
Product	29.8%	21.9%
Service	41.7%	39.7%

Sub-total	71.6%	61.6%
Digital Multimedia and Networking
Product	6.7%	10.8%
Service	14.9%	22.2%

Sub-total	21.6%	33.0%
Wireline Security
Product	3.2%	0.8%
Service	3.7%	4.6%

Sub-total	6.9%	5.4%
Total net sales
Product	39.7%	33.5%
Service	60.3%	66.5%

Total net sales	100.0%	100.0%
Cost of sales	53.2%	52.4%
Depreciation and amortization	2.3%	3.8%

Gross profit	44.5%	43.8%
Selling, general, administrative and other expenses	48.7%	50.9%
Research and development expenses	5.8%	6.4%
Depreciation and amortization	8.9%	10.4%

Operating loss	-19.0%	-23.9%

Loss before income taxes	-16.5%	-23.4%

Net loss	-16.5%	-23.8%

See notes to consolidated financial statements

Results of Operations

     Net sales increased 1.8% to $4,770,000 for the three-month period ended March 31, 2004 as compared to $4,687,000 for the three-month period ended March 31, 2003. The increase in total net sales for the first quarter was the result of a 20.6% increase in total product sales partially offset by a 7.7% decrease in services. Most of the product sales increase for the quarter ended March 31, 2004, compared to the same period in 2003, was in Wireless Data Communications. The decrease in service sales was primarily in Digital Multimedia and Networking. This decrease was partially offset by an increase in the Wireless Data Communications service sales.

     Net sales from Wireless Data Communications increased 18.3% to $3,413,000 for the three-month period ended March 31, 2004 as compared to $2,886,000 for the three-month period ended March 31, 2003. The increase in net sales for the three-month period ending March 31, 2004 was the result of an increase in product net sales (up 38.6% from the same period last year) and an increase in net service sales (up 7.0% versus the same period last year). The increase in product sales for the third quarter was primarily the result of increased sales of MobileGuardian™, which are devices that provide vehicle security and tracking services. The MobileGuardian product line had only just been introduced during the quarter ended March 31, 2003. Product sales also increased due to higher demand for its Uplink security devices used for wireless communications between alarm installations and central monitoring stations. During the three-month period ended March 31, 2003 the Company had experienced a decline in the sales of these types of security devices as compared to the previous period because the balance of a significant customer reduced orders to lower its inventory carrying levels. Sales to this customer increased following this period. During 2004, the Company expects its new wireless vending machine monitoring product, VendView, to supplement the sales of MobileGuardian and Uplink.

     During the three-month period ended March 31, 2004, wireless service revenues increased over the same period in 2003 by 7.0%, or $131,000 even though the Company sold its short messaging service Data1Source in September 2003. Revenues from connections to the Company’s network increased 34.6% for the three-month period ended March 31, 2004 compared to the same period in 2003. This increase in service revenues was primarily due to an increase in the number of connections on the Company’s Cellemetry wireless network, mostly related to security monitoring. Additionally, the Company continued its introduction of its VendView product. The Company continues to focus on increasing connections to its network due to the recurring nature of the service revenues.

     Net sales from Digital Multimedia and Networking decreased 33.4% to $1,029,000 for the three-month period ended March 31, 2004 compared to $1,546,000 for the three-month period ended March 31, 2003. The decrease in revenues compared to the same period in the prior year was due to a 32.0% decrease in service revenues primarily relating to integration and installation services as well as a 36.5% decrease in product sales primarily in Digital Multimedia. The decline in integration and installation services was due to a reduction in capital spending by telecommunications customers in the three-month period ended March 31, 2004 compared to the same period in 2003. While these service orders have shown signs of improvement in the second quarter of 2004, we cannot predict the whether our telecommunications customers will continue their capital spending. The decrease in Digital Multimedia product sales was primarily due to a decrease in PowerPlay purchases by distance learning customers. Capital spending by distance learning customers is largely controlled by government entities and, as a result, is difficult to predict. In addition, sales of IPContact, the Company’s high performance desktop videoconferencing software package, are intended further to supplement the distance learning sales opportunities during the balance of the year.

     Wireline Security net sales increased 28.6% to $328,000 for the three-month period ended March 31, 2004 as compared to $255,000 for the three-month period ended March 31, 2003. This increase was primarily due to additional sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”). Pursuant to the Agreement, in May 2003, the Company shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although, under the Agreement, the customer retains title to this equipment following its acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of March 31, 2004. The sales of maintenance parts to the customer, however, were not made pursuant to the Agreement. The sale price was fixed and payable in accordance with the Company’s normal terms and conditions. Accordingly, we recognized revenues from the sales of the maintenance parts to the customer in the period ended March 31, 2004. The customer completed installation of the wireline security detection equipment by December 31, 2003. Currently, the Company and the customer are promoting the new service. We expect to receive our first share of revenues from the services in the second quarter of 2004. Currently, the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. (In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.) The Company expects to continue to sell maintenance parts and perform services for this customer for the term of the Agreement.

     Cost of sales increased 3.5% to $2,540,000 for the three-month period ended March 31, 2004 as compared to $2,454,000 for the three-month period ended March 31, 2003. The increase in cost of sales was the result of increased product cost of sales due to higher product sales volume in the Wireless Data Communications and Wireline Security. This increase in cost of sales was partially offset by lower service cost of sales due to changes in the mix of services sold from lower margin services towards higher margin services.

     Cost of sales depreciation and amortization expense decreased 39.4% to $109,000 for the three-month period ended March 31, 2004 as compared to $180,000 for the three-month period ended March 31, 2003. This decrease was primarily due to the sale of the assets relating to the Company’s short messaging service, Data1Source, which was sold in September 2003.

     Gross profit, as a percentage of net sales, was 44.5% for the three-month period ended March 31, 2004, compared to 43.8% for the three-month period ended March 31, 2003. The increase in gross profit percentage was primarily due to the reduction of depreciation expense due to the sale of the assets relating of Data1Source, which were sold in September of 2003.

     Selling, general, administrative and other expenses decreased 2.6% to $2,324,000 for the three-month period ended March 31, 2004 as compared to $2,387,000 for the three-month period ended March 31, 2003. The primary reason for the $63,000 decrease was a decrease in bad debt expense of $99,000 as collections improved and the number and amount of past due accounts receivable balances decreased. Promotional expenses also decreased as the Company incurred additional promotion expenses when it introduced the MobileGuardian product in March of 2003. The Company did not incur these same promotional expenses during the three-month period ended March 31, 2004. Both were partially offset by an increase in compensation costs, as the Company continued to increase sales efforts of its MobileGuardian and VendView products.

     Research and development expenses decreased to $277,000 for the three-month period ended March 31, 2004 as compared to $298,000 for the three-month period ended March 31, 2003. The decrease of research and development expenses occurred as a result of reductions in research and development personnel.

     Operating expense depreciation and amortization expense decreased 13.3% to $424,000 for the three-month period ended March 31, 2004 as compared to $489,000 for the three-month period ended March 31, 2003. This decrease was attributable to some older assets becoming fully depreciated while the Company has had few requirements for the purchase of new selling, general and administrative assets.

     Interest expense and other income for the three-month period ended March 31, 2004 was a net expense of $135,000 compared to income of $23,000 for the three-month period ended March 31, 2003. This increase in net interest expense and other expense was primarily the result of interest expense on the $4,500,000 the Company received from a convertible note payable to Laurus Master Fund on January 15, 2004. (For a discussion of the note payable to Laurus, see Note B-7 (Note Payable) to the consolidated financial statements). There were also foreign currency gains of $43,000 in the three-month period ended March 31, 2003 compared to a foreign currency loss of $2,000 during the same period in 2004. This note payable interest expense is in addition to the interest expense on capital leases incurred both in 2004 and 2003.

     Gain on the sale of business of $250,000 for the three-month period ended March 31, 2004 was due to the receipt of a contingent payment on the sale of Data1Source mobile messaging service in September 2003 since the contingencies were favorably met. Due to the loss position for the three-months ended March 31, 2004, the Company has not recorded federal tax provisions. The $4,000 in income tax benefit recorded during the three-month period ended March 31, 2004 related to certain state and foreign income tax refunds. The $19,000 in income tax expense for the three-month period ended March 31, 2003 related to the Company’s operations in Australia and certain state income taxes. The Company is entitled to the benefits of certain net operating loss carry forwards, however, net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002 respectively may not be available in future years. The Company has not classified its net operating loss carry forwards as an asset in its financial statements and thus a loss of net operating loss carry forwards does not impact current operating results. In March 2004, the Company filed a ruling request with the Internal Revenue Service for an extension of time to file an election to carry forward the net operating losses in question. The Company believes it has a reasonable chance of receiving a favorable ruling on this matter.

     The Company recorded a net loss of $785,000 for the three-month period ended March 31, 2004 compared to a net loss of $1,117,000 for the three-month period ended March 31, 2003.

     Basic and diluted loss per common share improved to $0.07 for three-month period ended March 31, 2004 as compared to $0.10 for the three-month period ended March 31, 2003.

     The basic and diluted weighted average shares outstanding decreased to 10,792,000 for the three-month period ended March 31, 2004 as compared to 11,384,000 for the three-month period ended March 31, 2003. The decrease in weighted average basic shares outstanding was primarily due to the Company’s repurchase on March 28, 2003 of 625,000 shares of the Company’s common stock held by Cingular. This was partially offset by shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

     The Company had working capital of $3,022,000 as of March 31, 2004 compared to a working capital deficit of $455,000 at December 31, 2003. The Company had cash balances of $1,327,000 and $734,000, respectively, as of March 31, 2004 and December 31, 2003.

     The majority of the increase in working capital reflects the repayment of $3,500,000 in short-term debt payable to Cingular. The Company repaid Cingular using a portion of the net proceeds from the Company Note, $500,000 of which is classified as current and $4,000,000 of which is classified as long term. The Company Note also provided additional working capital.

     Net cash used by operating activities was $258,000 for the three-month period ended March 31, 2004 as compared to $168,000 for the three-month period ended March 31, 2003. The increase in cash used in operating activities was primarily due to lower adjustments to earnings resulting from $136,000 in less depreciation and amortization in the first quarter of 2004 versus the first quarter of 2003 and the adjustment to net loss to remove the non-operating gain for the receipt of the contingent payment from the sale of the Data1Source text messaging service of $250,000. These were partially offset by reductions in net working capital balances in the three-month period ended March 31, 2004 versus the same period in 2003. The decrease in working capital balances was primarily the result of reduced inventory levels.

     Net cash used by investing activities was $2,320,000 for the three-month period ended March 31, 2004 as compared to a use of cash of $694,000 for the three-month period ended March 31, 2003. The increase in cash used in investing activities was primarily due to the payoff of the short-term debt payable to Cingular as described above and the repurchase of 625,000 shares of the Company’s common stock owned by Cingular. Of the $3,500,000 payment, $2,525,000 related to the purchase of the Cingular’s minority interest and $975,000 related to the purchase of the common stock. This payment was partially offset by additional proceeds received from the sale of Data1Source in September 2003 of $200,000. These proceeds were contingent on certain criteria being met within 6 months following the original sale. The Company received this payment during the quarter ended March 31, 2004 since the contingency was satisfied.

     Net cash provided by financing activities were $3,239,000 for the three-month period ended March 31, 2004 as compared to net cash used by financing activities of $569,000 for the three-month period ended March 31, 2003. The increase in cash provided by financing activities was primarily due to proceeds from the Company Note.

     In connection with the Company Note, the Company has agreed to register all of the Common Stock that can be issued to Laurus by no later than July 13, 2004. Failure to do so would lead to monthly penalties for the next six months. If the Company fails to have the registration declared effective within one year, Laurus has the right to require full payment of the unpaid principal and interest and can invoke its rights under the security agreement.

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

     In March 2003, in order to provide additional short-term liquidity, the Company negotiated a $1,000,000 line of credit with a related party. This line of credit expired on March 28, 2004. The Company is actively seeking to negotiate a replacement line of credit.

     As a result of continuing operating losses, the Company’s operations used significant amounts of cash in 2003 and used cash in the three-month period ended March 31, 2004. The Company continues to add products and distribution channels for its products, and the Company’s longer-term success will depend upon a reduction in operating losses and an increase in cash flow. In addition to obtaining a replacement line of credit, the Company is also considering other sources of funding, including the sale of certain non-core assets. In the absence of additional funding, the Company believes that its available cash reserves will be sufficient to fund operations at least until the end of 2004.

     The Company intends to fund its continuing operations and repayments of amounts due under the Company Note through a combination of operating cash flow, cash on hand, a replacement line of credit, and additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stock holders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stock holders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant or sufficient proceeds from the sale of assets. If the Company is unable to repay the Company Note, Laurus could take action to realize on its security interests.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

     At March 31, 2004 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

     The Company invests cash balances in excess of operating requirements. At March 31, 2004 the Company has obligations under a note payable and under capital leases, both of which have fixed interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 4. Disclosure Controls and Procedures.

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2004. No changes were made in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, on May 5, 2003 Hawkeye Switching LLC and an apparently affiliated entity, RSA No. 2 (collectively “Hawkeye”), sued Numerex Solutions LLC (“Numerex”) in Iowa District Court for Mills County, alleging breach of contract and fraudulent inducement related to a Data1Source contract for over-the-air activation and SMS text messaging. Hawkeye settled this matter, which included a full release of Numerex, on April 20, 2004. There was not a material impact on the financial statements from this settlement.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None - not applicable.

Item 3. Defaults Upon Senior Securities.

     None - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     None - not applicable.

Item 5. Other Information.

     None - not applicable.

Item 6. Exhibits and Reports of Form 8-K.

a.	Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

Exhibit 31.1	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

b.	Reports on Form 8-K during the quarter ended March 31, 2004.

On January 15, 2004, The Company filed a Form 8-K, pursuant to Item 5 thereof, announcing the completion of a private placement to Laurus Master Fund, Ltd. of (i) a Convertible Term Note in the principal amount of $4,500,000, and (ii) a Common Stock Purchase Warrant to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share.

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

NUMEREX CORP.
(Registrant)

Date: May 12, 2004	/s/ Stratton J. Nicolaides
STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date: May 12, 2004	/s/ Alan B. Catherall
ALAN B. CATHERALL
Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer