Form 10-Q
period 2004-06-30
NUMEREX CORP /PA/
filed 2004-08-12
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended                                     Commission File Number
    JUNE 30, 2004                                   0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

    PENNSYLVANIA                                          11-2948749
(State or other jurisdiction of                                        (I.R.S. Employer
 incorporation or organization                                       Identification No.)

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

Yes ☐               No ☒

As of August 5, 2004, an aggregate of 10,798,238 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)	June 30,
ASSETS	2004	December 31,
	(UNAUDITED)	2003
CURRENT ASSETS
Cash and cash equivalents	$1,289	$734
Accounts receivable, net of allowances of $654
and $609, respectively	3,782	3,093
Notes receivable, net	91	99
Inventory, net of reserves of $858 and $681, respectively
(Note B-4)	2,432	3,461
Prepaid expenses & interest receivable	708	700
TOTAL CURRENT ASSETS	8,302	8,087

Property and equipment, net	1,062	1,296
Goodwill, net (Note B-2)	15,014	15,014
Intangible assets, net	7,612	7,979
Software, net	668	825
Notes receivable, long term (B-5)	145	176
Other assets (Note B-6)	747	593
TOTAL ASSETS	$33,550	$33,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,919	$2,498
Income taxes (Note B-3)	-	-
Other current liabilities
Deferred revenues	845	775
Other accrued liabilities	1,170	1,487
Note Payable, current portion (Note B-7)	1,146	3,500
Obligations under capital leases, current portion	197	282
TOTAL CURRENT LIABILITIES	6,277	8,542

LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	35	62
Note Payable, long-term portion (Note B-7)	3,160	-
TOTAL LONG TERM LIABILITIES	3,195	62

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000, none issued	-	-
Class A common stock - no par value; authorized 30,000,000
shares; issued 13,188,114 and 13,181,547 shares, respectively	36,810	36,793
Class B common stock - no par value; authorized
5,000,000 shares; none issued	-	-
Additional paid-in capital (Note B-8)	680	439
Treasury stock, at cost, 2,391,400 shares on June 30, 2004 and
December 31, 2003	(10,197)	(10,197)
Accumulated other comprehensive income	26	97
Retained deficit	(3,241)	(1,766)
TOTAL SHAREHOLDERS' EQUITY	24,078	25,366
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,550	$33,970

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the three month period		For the six month period
	ended June,		ended June,
	2004	2003	2004	2003
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net product sales	$2,271	$1,640	$4,165	$3,210
Net service sales	3,482	3,080	6,358	6,196
Total net sales	5,753	4,720	10,523	9,406

Cost of product sales (excluding depreciation)	1,858	1,309	3,481	2,529
Cost of services (excluding depreciation and amortization)	1,288	960	2,205	2,195
Depreciation and amortization	100	174	209	353
Gross profit	2,507	2,277	4,628	4,329

Selling, general, administrative and other expenses	2,297	2,082	4,572	4,320
Research and development expenses	202	284	479	581
Bad debt expense	107	152	156	301
Depreciation and amortization	409	505	833	994
Operating loss	(508)	(746)	(1,412)	(1,867)

Interest expense	(151)	(131)	(285)	(151)
Foreign currency gain (loss)	(28)	36	(29)	79
Gain on sale of business unit	-	-	250	-
Loss before income taxes	(687)	(841)	(1,476)	(1,939)

Income taxes (Notes B-3)	2	13	(1)	32
Net loss	(689)	(854)	(1,475)	(1,971)

Other comprehensive income (loss),
net of income taxes:
Foreign currency translation adjustment	(2)	45	(71)	45

Comprehensive loss	$(691)	$(809)	$(1,546)	$(1,926)

Basic loss per share (Note B-10)	$(0.06)	$(0.08)	$(0.14)	$(0.18)
Diluted loss per share (Note B-10)	$(0.06)	$(0.08)	$(0.14)	$(0.18)

Number of shares used in per share calculation:
Basic	10,796	10,785	10,794	11,083
Diluted	10,796	10,785	10,794	11,083

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the six month period
	ended June 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(1,475)	$(1,971)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	361	580
Amortization	681	767
Bad debt reserves	-	300
Inventory reserves	71	-
Gain on sale of business unit	(250)	-

Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(681)	1,254
Inventory	958	222
Prepaid expense & interest receivable	26	494
Accounts payable	422	(1,535)
Other accrued liabilities	(165)	64
Net cash provided by (used in) operating activities	(52)	175

Cash flows from investing activities:
Purchase of property and equipment	(126)	(8)
Purchase of intangible and other assets	(2,669)	(833)
Proceeds from sale of business unit	200	-
Increase (decrease) in deposit and long term receivables	88	(2)
Net cash used in investing activities	(2,507)	(843)

Cash flows from financing activities:
Proceeds from exercise of stock options	16	14
Purchase of treasury stock	(975)	-
Principal payments on capital lease obligations	(112)	(307)
Proceeds from long term borrowings	4,270	-
Proceeds from line of credit	-	400
Payment of preferred stock dividends	-	(480)
Net cash provided by (used in) financing activities	3,199	(373)

Effect of exchange differences on cash	(85)	42
Net increase (decrease) in cash and cash equivalents	555	(999)
Cash and cash equivalents, beginning of period	734	2,137
Cash and cash equivalents, end of period	$1,289	$1,138

Supplemental Disclosure of Cash Flow Information
Disclosure of non-cash:
Note Payable	$-	$5,000
Purchase of Treasury Stock	$-	$975
Purchase of minority interest in Cellemetry	$-	$4,025
Inventory sold based on revenue share, transferred to other assets	$-	$716

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is also made to Numerex Corp.’s (the "Company’s") Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2003 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.    Nature of Business

The Company is a communications technology business comprised of operating subsidiaries that primarily utilize existing wireless or cellular, Internet and cable infrastructure thereby enabling network access and information management through the deployment of proprietary software and technology which provides an entrance to and exit from a communications network. Such technology is referred to as a "gateway" in the communications industry. The Company primarily markets and sells products and services in wireless data communications through Cellemetry®, Uplink™, MobileGuardian™, VendView™, and digital multimedia through PowerPlay™ and IPContact™. These products and services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, the Company offers wireline alarm security products and services, as well as telecommunications network support.

2.    Goodwill

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Of the $5,000,000, $4,000,000 was added to goodwill. In addition, there were $51,000 in transaction costs capitalized as goodwill.

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

The Company is entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce the Company’s future tax liability. As previously disclosed in prior filings, net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002, respectively may not have been available in future years. However, in March 2004, the Company filed a ruling request with the Internal Revenue Service (IRS) for an extension of time to file an election to carry forward the net operating losses in question. Subsequently, in July 2004 the Company received a favorable ruling from the IRS, giving the Company an extension of time to file amended returns and therefore have the future availability to utilize these net operating losses. These amended returns, electing the carry-forward of net operating losses for 2001 and 2002, were filed on July 28, 2004. The Company does not classify its net operating loss carry forwards as an asset in its financial statements.

4.    Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:
(in thousands)
	June 30,	December 31,
	2004	2003

Raw materials	$923	$1,237
Work-in-progress	9	8
Finished goods	1,500	2,216
	$2,432	$3,461

5.     Notes Receivable

The Company had $236,000 of notes receivable ($91,000 short term and $145,000 long term) at June 30, 2004 and $275,000 ($99,000 short term and $176,000 long term) at December 31, 2003. These notes are payable to the Company in installments for periods ranging from 9 to 48 months. For purposes of valuation, notes receivable and accounts receivable are evaluated separately and the allowance is held in total under accounts receivable allowance for doubtful accounts.

6.    Other Assets

In May 2003, the Company shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the "Agreement") with this customer. This Agreement will allow them to generate additional revenues by providing additional services to their customers. The Company will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), they must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of June 30, 2004. However, installation of the equipment was completed in the quarter ended December 31, 2003 and had its initial connections to the network. The Company and our customer in Australia are in the process of promoting the new service now that the installation has been completed. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.

7.    Note Payable

On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd. ("Laurus") of (i) a Convertible Term Note in the principal amount of $4,500,000 (the "Company Note"), and (ii) a Common Stock Purchase Warrant (the "Warrant" and together with the Company Note, the "Securities") to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share ("Common Stock"). The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to Cingular (see Note C - Investments) and to provide additional working capital. The Company Note has a term of three years maturing on January 12, 2007, and is secured by substantially all of the assets of the Company and its U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of the Company’s U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Company Note at an annual rate of 8%, and interest and principal may be paid by the Company in either cash or in Common Stock. The Company may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Company Note, and any accrued interest, may be converted by Laurus into the Company’s Common Stock at a price equal to $4.56 per share (the "Fixed Conversion Price"), subject to certain limitations. If the amount due and payable is paid by the Company using Common Stock, the number of shares to be issued to Laurus by the Company will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Company Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Company Note) has occurred, Laurus may not voluntarily convert, on a month to month basis, a portion of the Company Note that exceeds 10% of that number of shares of the Company traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. The Company has also agreed to register all of the Common Stock that can be issued to Laurus pursuant to the Securities, as described in the Registration Rights Agreement between the Company and Laurus. The total potential common shares that could be issued relating to this transaction are 1,400,980. The Company is required to register these Securities and have the registration declared effective by August 13, 2004. If the registration statement has not been declared effective by August 13, 2004, then for each 30 day period thereafter (or portion thereof), the Company must issue to Laurus warrants covering 15,000 shares of the Company’s common stock (at an exercise price of $5.99). Currently, the Company does not anticipate that the issuance of such warrants will have an adverse affect on the Company’s capital structure. If the registration statement is not declared effective by January 13, 2005, then Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Note and invoke its right to the collateral under a related security agreement.

8.    Shareholders’ Equity

Shareholders’ Equity decreased by $692,000 and $1,288,000 in the three-month and six-month periods ending June 30, 2004, respectively. For the three-month period the decrease in Shareholders’ Equity was attributable to the net loss of $689,000 and foreign currency translation of $3,000. For the six-month period ended June 30, 2004, Shareholder’s Equity decreased due to the net loss of $1,475,000 for the six-month period, foreign currency translation of $71,000 and was partially offset by the valuation of the warrants issued in connection with the Company Note (See Note B-7 - Note Payable) of $241,000. The Company valued these warrants using a Black-Scholes model, which was used to allocate a portion of the Company Note to Additional Paid-in Capital. The $241,000 was offset against the Note Payable as discount and will be amortized to interest expense over the term of the Company Note of three years. The decrease in Shareholders’ Equity for the six-month period ended June 30, 2004 was also partially offset by $17,000 following the issue of 6,567 shares of Class A Common Stock of the Company under the employee and director stock purchase plan.

9.        Stock-Based Compensation

The Company accounts for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company's net loss and net loss per share would have changed as reflected in the following pro forma amounts.

	For the three months		For the six months
(In thousands except per share data)	ended June 30,		ended June 30,
	2004	2003	2004	2003

Net loss - as reported	$(689)	$(854)	$(1,475)	$(1,971)
Net loss - pro forma	(1,098)	(1,119)	(2,292)	(2,501)
Loss per share - as reported	(0.06)	(0.08)	(0.14)	(0.18)
Loss per share - pro forma	(0.10)	(0.10)	(0.21)	(0.23)

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

The Company's potential common shares have an anti-dilutive effect on loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options, convertible debt and warrants that would be used to determine diluted loss per share were 1,175,000 and 42,000 for the three-month periods ended June 30, 2004 and 2003 respectively and 1,168,000 and 37,000 for the six-month periods ended June 30, 2004 and 2003 respectively.

11.    Recent Accounting Pronouncements

The Securities and Exchange Commission recently issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition, to update SAB 101, Revenue Recognition in Financial Statements (codified in Topic 13: Revenue Recognition), primarily for the following reasons:

•	to reflect the issuance of EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Because some revenue arrangements contain multiple deliverables, the staff believes that an entity should determine the units of accounting in an arrangement before applying the guidance in SAB 104.
•	to delete the guidance on reporting revenues gross as a principal or net as an agent because EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," provides that guidance.
•	to rescind SAB 101: Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers (FAQ) and incorporate selected portions of the FAQ into Topic 13. The FAQ permitted registrants to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete. Because EITF Issue 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the criteria in paragraph 9 are met, this election is no longer available to registrants upon adoption of EITF Issue 00-21.

Since SAB 104 is not creating new GAAP, the issuance of SAB 104 should not be considered a change in accounting principle. The implementation of SAB 104 did not have a material impact on the financial statements of the Company.

12.    Savings and Investment Plan

The Company sponsors a 401k savings and investment plan, a plan that covers all of the employees of Numerex Corp. and its subsidiaries who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. The Company contributed an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. The Company’s contribution is made in cash on a monthly basis. Matching contributions of the Company are vested over a three-year period at a rate of 33% per year. Approximately $26,000 and $25,000 were expensed for the quarters ended June 30, 2004 and June 30, 2003 and $53,000 and $52,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

13.    Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C - INVESTMENTS

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by June 30, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation was secured by the pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and accrued interest at a rate of eight percent (8%) per annum. On September 15,
2003, the Company made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC and paid the remaining balance on January 13, 2004 from a portion of the proceeds from the term note payable to Laurus Master Fund, Ltd. (see Note B-7 - Note Payable).

NOTE D - LIQUIDITY

As a result of continuing operating losses, the Company's operations used significant amounts of cash in 2003 and used a small amount of cash in operations for the six-month period ended June 30, 2004. However, total cash in the six-month period ended June 30, 2004 significantly increased due to the financing transaction with Laurus. The Company continues to add products and distribution channels for its products and closely monitor its costs, but the Company's longer-term success will depend upon increased cash flow. At December 31, 2003 the Company had a short-term principal balance due Cingular on its note payable of $3,500,000 (See Note C - Investments and Note B-7 - Note Payable). The proceeds from the Company Note were used to pay the $3,500,000 due Cingular, financing costs, and to provide additional working capital (which resulted in increased cash balance at June 30, 2004 versus December 31, 2003). As per the financing agreement on the Company Note, the Company only paid interest during the three and six-month period ended June 30, 2004. In the second half of 2004, the Company will pay interest and principal on the Company Note. Laurus has the option to convert the note payable into the Company’s common stock if the stock price is greater than $4.56. If the trading price of the Company’s common stock exceeds certain thresholds, the Company has the right to repay principal and interest due under the Company Note using the Company’s common stock.

The Company believes that the combination of the convertible long term debt, and reduction in operating losses will be sufficient to meet the Company's operating requirements through at least December 31, 2004. This belief could be affected by future operating losses, a material adverse change in the Company’s operating business or a default under the Company Note. The Company is also considering other sources of funding, including the sale of certain non-core assets.

NOTE E - GEOGRAPHIC INFORMATION

Segment Information

Due to improvements in internal management reporting, the Company is including segment information for three reporting segments. They are Wireless Data Communications which is made up of all the Company’s wireless machine-to-machine communications products and services, Digital Multimedia and Networking which includes the Company’s networking products and services and video conferencing products, and Wireline which are the Company’s wire-line security detection products and services.

These are no inter-segment revenues and there were no material changes in assets from the year ended December 31, 2003.

(in thousands)
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total
For the three-month period ended June 30, 2004
Revenues from external customers	$3,452	$1,972	$329	$5,753
Segment profit/(loss) before tax	(503)	160	22	(321)

For the three-month period ended June 30, 2003
Revenues from external customers	$3,154	$1,204	$362	$4,720
Segment profit/(loss) before tax	(530)	(261)	174	(617)

For the six-month period ended June 30, 2004
Revenues from external customers	$6,865	$3,001	$657	$10,523
Gain on sale of assets	250	-	-	250
Segment profit/(loss) before tax	(885)	(169)	123	(931)

For the six-month period ended June 30, 2003
Revenues from external customers	$6,039	$2,750	$617	$9,406
Segment profit/(loss) before tax	(1,585)	(404)	255	(1,734)

Budgeted corporate expenses are allocated to the segments based on budgeted revenues.

Reconciliation of segment items to consolidated amounts:
Net Loss	Three-month period ended June 30,		Six-month period ended June 30,
(in thousands)	2004	2003	2004	2003
Total loss for reportable segments	$(321)	$(617)	$(931)	$(1,734)
Unallocated corporate expenses	366	224	544	205
Loss before income taxes	$(687)	$(841)	$(1,475)	$(1,939)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Numerex Corp. ("we" or the "Company") is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies.

The second quarter ended June 30, 2004 saw strong growth in total revenues over the prior quarter, particularly from the operations of our Digital Multimedia and Networking businesses. Specifically, the results for the quarter include the positive impact of a F.C.C. E-rate award for video conferencing equipment that will be used by a school district. The total award was for over $1,000,000. We have shipped less than one-third of this conferencing equipment in the second quarter. Accordingly, our video conferencing business enters the current quarter with a substantial backlog that has recently been incremented by the order of additional video conferencing equipment from another school district. The Company’s networking business also had a strong quarter with significant revenues generated by the installation of equipment that provides emergency 911 services for the customers of cellular carriers.

Revenues from our wireless data products and services grew from $3,154,000 during the second quarter of 2003 to $3,452,000 for the second quarter of 2004. After eliminating revenues of $443,000 associated with Data1Source, LLC that was sold in September 2003, wireless data revenues increased by over 25% compared to the second quarter of 2003. During the 12 months ended June 30, 2004, the number of connections to the Cellemetry network grew over 38%. The Company has also taken steps to improve the productivity and reduce the overhead costs associated with MobileGuardian, our mobile tracking and security solution. Specifically, in July 2004, we announced a contract with Southwest Dealer Services Inc., under which it will use its resources to distribute MobileGuardian on our behalf. This will have the immediate benefit of a reduction in selling costs and we anticipate an improvement in sales performance by the fourth quarter when all of their resources are fully trained.

As a result of improvement in results as well as a continued reduction in inventories, which has occurred for the last six straight quarters, Numerex was operating cash flow positive for the quarter and only fixed asset expenditures as well as capital lease principal payments resulted in a slight decline in cash compared to the balance at March 31, 2004. The Company entered into a $4,500,000 term note earlier this year (see Note B-7, Note Payable, in our financial statements), which significantly strengthened our financial position by both increasing cash and significantly reducing short-term debt. The term note has delayed repayment terms and will require maximum cash outlays for both principal and interest of less than $650 thousand during the last six months of 2004. Actual cash outlays could be lower if we are able to pay interest and principal using shares of the Company’s common stock.

The Company’s goals continue to be improving operating results, and to further improve the Company’s liquidity position through inventory reductions and the sale of non-core assets.

Critical Accounting Policies

For additional information regarding the Company’s critical accounting policies see Note B to the Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2003 and the consolidated financial statements contained therein.

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Month Period Ended			Six Month Period Ended
	June 30,			June 30,
			%			%
	2004	2003	Change	2004	2003	Change
Net sales:
Wireless Data Communications
Product	$1,309	$1,073	22.0%	$2,732	$2,100	30.1%
Service	2,143	2,081	3.0%	4,133	3,939	4.9%
Sub-total	3,452	3,154	9.4%	6,865	6,039	13.7%
Digital Multimedia and Networking
Product	819	395	107.3%	1,139	899	26.7%
Service	1,153	809	42.5%	1,862	1,851	0.6%
Sub-total	1,972	1,204	63.8%	3,001	2,750	9.1%
Wireline Security
Product	143	172	-16.9%	294	211	39.3%
Service	186	190	-2.1%	363	406	-10.6%
Sub-total	329	362	-9.1%	657	617	6.5%
Total net sales
Product	2,271	1,640	38.5%	4,165	3,210	29.8%
Service	3,482	3,080	13.1%	6,358	6,196	2.6%
Total net sales	5,753	4,720	21.9%	10,523	9,406	11.9%
Cost of product sales	1,858	1,309	41.9%	3,481	2,529	37.6%
Cost of service sales	1,288	960	34.2%	2,205	2,195	0.5%
Depreciation and amortization	100	174	-42.5%	209	353	-40.8%
Gross profit	2,507	2,277	10.1%	4,628	4,329	6.9%

Selling, general, administrative and
other expenses	2,297	2,082	10.3%	4,572	4,320	5.8%
Research and development expenses	202	284	-28.9%	479	581	-17.6%
Bad debt expense	107	152	-29.6%	156	301	-48.2%
Depreciation and amortization	409	505	-19.0%	833	994	-16.2%
Operating loss	$(508)	$(746)	31.9%	$(1,412)	$(1,867)	24.4%
Loss before income taxes	$(687)	$(841)	18.3%	$(1,476)	$(1,939)	23.9%
Net loss	$(689)	$(854)	19.3%	$(1,475)	$(1,971)	25.2%
Basic loss per share	$(0.06)	$(0.08)		$(0.14)	$(0.18)
Weighted average shares outstanding	10,796	10,729		10,794	11,083

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30

	2004	2003	2004	2003
Net sales:
Wireless Data Communications
Product	22.8%	22.7%	26.0%	22.3%
Service	37.3%	44.1%	39.3%	41.9%
Sub-total	60.0%	66.8%	65.2%	64.2%
Digital Multimedia and Networking
Product	14.2%	8.4%	10.8%	9.6%
Service	20.0%	17.1%	17.7%	19.7%
Sub-total	34.3%	25.5%	28.5%	29.2%
Wireline Security
Product	2.5%	3.6%	2.8%	2.2%
Service	3.2%	4.0%	3.4%	4.3%
Sub-total	5.7%	7.7%	6.2%	6.6%
Total net sales
Product	39.5%	34.7%	39.6%	34.1%
Service	60.5%	65.3%	60.4%	65.9%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	32.3%	27.7%	33.1%	26.9%
Cost of service sales	22.4%	20.3%	21.0%	23.3%
Depreciation and amortization	1.7%	3.7%	2.0%	3.8%
Gross profit	43.6%	48.2%	44.0%	46.0%

Selling, general, administrative and
other expenses	39.9%	44.1%	43.4%	45.9%
Research and development expenses	3.5%	6.0%	4.6%	6.2%
Bad debt expense	1.9%	3.2%	1.5%	3.2%
Depreciation and amortization	7.1%	10.7%	7.9%	10.6%
Operating loss	-8.8%	-15.8%	-13.4%	-19.8%
Loss before income taxes	-11.9%	-17.8%	-14.0%	-20.6%
Net loss	-12.0%	-18.1%	-14.0%	-21.0%

See notes to consolidated financial statements

Results of Operations

Net sales increased 21.9% to $5,753,000 for the three-month period ended June 30, 2004 as compared to $4,720,000 for the three-month period ended June 30, 2003. Sales increased to $10,523,000 for the six-month period ended June 30, 2004 versus $9,406,000 for the same period in 2003. The increase in total net sales for the second quarter was attributable to a 38.5% increase in total product sales and a 13.1% increase in services. Most of the product and service sales increase for the quarter ended June 30, 2004, compared to the same period in 2003, was in Digital Multimedia and Networking, however, there was also an increase in Wireless Data Communications total sales. These increases were partially offset by a small decrease in Wireline Security product and service sales of $33,000. For the six-month period ended June 30, 2004 versus the same period in 2003, net sales of each of our operating segments increased.

Net sales from Wireless Data Communications increased 9.4% to $3,452,000 for the three-month period ended June 30, 2004 as compared to $3,154,000 for the three-month period ended June 30, 2003. The increase in net sales for the three-month period ending June 30, 2004 was the result of an increase in product net sales (up 22.0% from the same period last year) and an increase in net service sales (up 3.0% versus the same period last year). The increase in Wireless Data Communications product sales of $298,000 for the second quarter of 2004 versus the same period in 2003 was primarily the result of increased sales of its new wireless vending machine monitoring product (VendView™) and an increase in vehicle security products and tracking services, MobileGuardian™. Together, these sales accounted for $261,000 of the increase product sales. The VendView product was only introduced in the forth quarter of 2003. For the six-month period ended June 30, 2004 as compared the same period in 2003, Wireless Data Communications product sales increased by $827,0000. The primary reason for this increase was sales of the Mobile Guardian product that was introduced at the end of the first quarter of 2003. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations. During the six-month period ended June 30, 2003 the Company had experienced a decline in the sales of these types of security devices as compared to the previous period because a significant customer reduced orders to lower its inventory carrying levels. Sales to this customer increased following this period. Finally, the introduction of the VendView product also increased product sales during the six-month period ended June 30, 2004 versus the six-month period ended June 30, 2003. The Company expects VendView to continue to supplement the sales of its other wireless products.

During the three-month period ended June 30, 2004, Wireless Data Communications service revenues increased over the same period in 2003 by 3.0% to $2,081,000 and for the six month period ended June 30, 2004 as compared to the same period in 2003 service revenues increased by 4.9% to $4,133,000 even though the Company sold its short messaging service Data1Source in September 2003. This increase was primarily due to an increase in connections to the Company’s Cellemetry wireless network. Revenues from connections to the Company’s network increased $451,000 or 28.6% for the three-month period ended June 30, 2004 compared to the same period in 2003 and increased $980,000 or 32.0% for the six month period ended June 30, 2004 versus the same period in 2003. Connection increases were generated by sales of the Company’s security products as well as those by value added resellers who utilize the Cellemetry network to provide customer solutions. The Company anticipates that VendView will continue to add additional connections in subsequent periods. The Company continues to focus on increasing connections to its network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia and Networking increased 63.8% to $1,972,000 for the three-month period ended June 30, 2004 compared to $1,204,000 for the three-month period ended June 30, 2003 and for the six-month period ended June 30, 2004 increased 9.1% to $3,001,000 versus $2,750,000 the same period in 2003. The increase in second quarter revenues compared to the second quarter of 2003 was due to a 107.3% increase in product revenues to $819,000 primarily due to increased sales of the Company’s interactive videoconferencing products (PowerPlay™) to its distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period, however the Company continues to see signs of increased activity in this area. The growth in the PowerPlay sales is the primary reason for the 26.7% increase in Digital Multimedia product sales to $1,139,000 for the six-month month period ended June 30, 2004 as compared to the same period in 2003. Digital Multimedia and Networking service sales increased 42.5% to $1,153,000 for the quarter ended June 30, 2004 over the same period in 2003, however service revenues increased only slightly by 0.6% to $1,862,000 for the six-month period ended June 30, 2004 versus the same period in the prior year. Most of this increase was from integration and installation services, which increased sales substantially compared to the same period in the prior year. Installation and integration services are primarily, either directly or indirectly, to large wireline and wireless telecommunication companies. Demand for these services from the wireline carriers has declined as they have reduced capital spending. Wireless carrier needs are more volatile since they face an environment of increasing customer demand for their services while at the same time controlling their own capital expenditures. There was a significant increase of installation and integration services by the wireless carriers in the second quarter of 2004 as a result of government mandated provision of emergency 911 services by the end of this year. While service revenues have improved in the second quarter of 2004, we cannot predict whether telecommunications customers will maintain their current level of capital expenditures.

Wireline Security net sales decreased 9.1% to $329,000 for the three-month period ended June 30, 2004 as compared to $362,000 for the three-month period ended June 30, 2003, however, these sales increased 6.5% to 657,000 for the first six-months of 2004 versus the same period in 2003. Most of the Wireline product sales were the sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the "Agreement"). Pursuant to the Agreement, in May 2003, the Company shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although, under the Agreement, the customer retains title to this equipment following its acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of June 30, 2004. The sales of maintenance parts to the customer, however, were not made pursuant to the Agreement. The sale price was fixed and payable in accordance with the Company’s normal terms and conditions. Accordingly, we recognized revenues from the sales of the maintenance parts to the customer in the period ended June 30, 2004. The customer completed installation of the wireline security detection equipment by December 31, 2003. Currently, the Company and the customer are promoting the new service. The first connections to this customers’ network occurred in the second quarter of 2004 and we expect to receive our first share of revenues from the services in the third quarter of 2004. Currently, the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. (In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.) The Company expects to continue to sell maintenance parts and perform services for this customer for the term of the Agreement.

Cost of product sales increased 41.9% to $1,858,000 for the three-month period ended June 30, 2004 as compared to $1,309,000 for the three-month period ended June 30, 2003 and cost of sales increased 37.6% to $3,481,000 for the six-month period ended June 30, 2004 versus $2,529,000 the same period last year. The increase in cost of sales was primarily the result of higher product sales volume in the Wireless Data Communications and Digital Multimedia & Networking. The Company also experienced an increase in the cost of its Wireless Services products during the three and six-month periods ended June 30, 2004 versus the same periods in 2003, however, the Company has found alternative sources of these products that should defray some of these increases in the future. Additionally, the Company received one time credit against network service provider costs that occurred in the quarter ended June 30, 2003 that did not occur in 2004.

Cost of services increased 34.2% to $1,288,000 for the three-month period ended June 30, 2004 as compared to $960,000 for the three-month period ended June 30, 2003 and cost of services increased 0.5% to $2,205,000 for the six-month period ended June 30, 2004 versus $2,195,000 the same period last year. The increase in cost of sales for the quarter ended June 30, 2004 versus the same period in 2003 was primarily the result of higher service sales volume in Wireless Data Communications. Additionally, the Company received one time credit against network service provider costs that occurred in quarter ended June 30, 2003 that did not occur in 2004.

Cost of sales depreciation and amortization expense decreased 42.5% to $100,000 for the three-month period ended June 30, 2004 as compared to $174,000 for the three-month period ended June 30, 2003 and decreased 40.8% to $209,000 for the six-month period ended June 30, 2004 versus $353,000 for the same period in 2003. This decrease was primarily due to the sale of the assets relating to Data1Source, which was sold in September 2003.

Gross profit, as a percentage of net sales, was 43.6% for the three-month period ended June 30, 2004, compared to 48.2% for the three-month period ended June 30, 2003 and was 44.0% for the six-month period ended June 30, 2004 versus 46.0%. Most of the decrease in the gross profit as a percentage of sales for the three-month period ended June 30, 2004 was in service gross profit as a percentage of sales which decreased from 68.8% to 63.0%, and was primarily due to a one time credit against network service provider costs that occurred in the quarter ended 2003. Additionally, the total gross profit as a percentage of sales decreased for the quarter and six-month period ended June 30, 2004 compared to the same period in 2003 because product sales were 39.4% of total sales for the quarter ended June 30, 2004 versus 34.7% for the quarter ended June 30, 2003 and 39.6% versus 34.1% for the six-month period ended June 30, 2004 and 2003, respectively. Since, gross profit as a percentage of sales is generally less on product sales than for service sales, the increase in product sales versus service sales decreased the total gross profit as a percentage of sales. The decreases in gross profit as a percentage of sales for the three and six-month periods ended June 30, 2004 versus the same period in 2003 were partially offset by a reduction of depreciation expense due to the sale of the assets relating of Data1Source.

The reduction in gross profit as a percentage of sales for the six-month period ended June 30, 2004 was also partially offset by an increase in service gross profit as a percentage of sales excluding depreciation to 65.3% in 2004 as compared to 64.5% in 2003. This was primarily due to an increase in service sales volume.

Selling, general, administrative and other expenses increased 10.3% to $2,297,000 for the three-month period ended June 30, 2004 as compared to $2,082,000 for the three-month period ended June 30, 2003 and increased 5.8% to $4,572,000 for the six-month period ended June 30, 2004 versus $4,320,000 for the same period in 2003. As noted previously, we reached an agreement with Southwest Dealer Services to distribute our Mobile Guardian product using Southwest Dealer Services infrastructure and employees. Accordingly second quarter 2004 expenses include not only recurring Mobile Guardian selling and support costs but also a one-time severance charge associated with Mobile Guardian employees. The increase in both the three-month and six-month periods was primarily due to increased selling resources associated with Wireless Data Services products as well as the Mobile Guardian severance costs.

Research and development expenses decreased to $202,000 for the three-month period ended June 30, 2004 as compared to $284,000 for the three-month period ended June 30, 2003 and was primarily due to increased software capitalization in the second quarter of 2004 of $70,000 versus $12,000 for the same period in 2003. Research and development expenses decreased to $479,000 for the six-month period ended June 30, 2004 versus $581,000 for the same period in 2003. The decrease of research and development expenses for the six-month period was a result of reductions in research and development personnel while software capitalization was relatively flat of $70,000 for the six-month period ended June 30, 2004 as compared to $72,000 for the same period in 2003.

Bad debt expense decreased to $107,000 for the quarter ended June 30, 2004 from $152,000 in the same quarter in 2003 and bad debt expense decreased to $156,000 for the six-month period ended June 30, 2004 versus $301,000 for the same period in 2003. Bad debt decreased for these periods as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in general economic conditions.

Operating expense depreciation and amortization expense decreased 19.0% to $409,000 for the three-month period ended June 30, 2004 as compared to $505,000 for the three-month period ended June 30, 2003. Operating expense depreciation decreased 16.2% to $833,000 for the six-month period ended June 30, 2004 versus $994,000 for the same period in 2003. This decrease was attributable to certain older assets becoming fully depreciated while the Company has purchased very few new selling, general and administrative assets.

Interest expense increased for the three-month period ended June 30, 2004 to $151,000 as compared to $131,000 for the three-month period ended June 30, 2003 and increased to $285,000 for the six-month period ended June 30, 2004 versus $151,000 for the same period in 2003. This increase was primarily the result of interest expense on the $4,500,000 the Company received from a convertible note payable to Laurus Master Fund on January 15, 2004. (For a discussion of the note payable to Laurus, see Note B-7 Note Payable, in the consolidated financial statements). This convertible note payable replaced the $5,000,000 note payable to Cingular, (see Note C Investments, in the consolidated financial statements). The note payable to Laurus Master Fund has a higher effective interest rate than the Cingular note payable, however, the Laurus note payable has a longer term. The Company issued the note payable to Cingular on March 28, 2003, thus the six-month period ended June 30, 2003 had approximately three months interest expense, while the Laurus Master Fund note payable was issued by the Company on January 15, 2004, therefore, the six-month period ended June 30, 2004 had approximately five and a half months of interest expense.

Gain on the sale of business of $250,000 for the six-month period ended June 30, 2004 was due to the receipt of a contingent payment on the sale of Data1Source in September 2003 since the contingencies were favorably met.

Due to the loss position for the three-months ended June 30, 2004, the Company has not recorded federal tax provisions. The $2,000 in income tax expense recorded during the three-month period ended June 30, 2004 and the $13,000 for the same period in 2003 related to certain state and foreign income taxes. The $1,000 income tax benefit for the six-month period ended June 30, 2004 was due to some state income tax refunds received during the period. The $39,000 in income tax expense for the six-month period ended June 30, 2003 related to the Company’s operations in Australia and certain state income taxes. The Company is entitled to the benefits of certain net operating loss carry forwards. However, the Company has not classified its net operating loss carry forwards as an asset in its financial statements and thus a loss of net operating loss carry forwards does not impact current operating results. In March 2004, the Company filed a ruling request with the Internal Revenue Service for an extension of time to file an election to carry forward certain net operating losses. On July 28, 2004 the Company received a favorable ruling on this matter and filed amended federal income tax returns.

The Company recorded a net loss of $689,000 for the three-month period ended June 30, 2004 compared to a net loss of $854,000 for the three-month period ended June 30, 2003 and had a net loss of $1,475,000 for the six-month period ended June 30, 2004 versus a net loss of $1,971,000 for the same period in 2003.

Basic and diluted loss per common share improved to $0.06 for three-month period ended June 30, 2004 as compared to $0.08 for the three-month period ended June 30, 2003. Basic and diluted loss per common share improved to $0.14 for the six-month period ended June 30, 2004 versus $0.18 for the same period in 2003.
The basic and diluted weighted average shares outstanding increased to 10,796,000 for the three-month period ended June 30, 2004 as compared to 10,785,000 for the three-month period ended June 30, 2003. This increase was due to shares issued under the Company’s employee stock option and stock purchase plans. The basic and diluted weighted average shares outstanding decreased to 10,794,000 for the six-month period ended June 30, 2004 versus 11,083,000 for the same period in 2003. The decrease in weighted average basic shares outstanding for these six-month periods were primarily due to the Company’s repurchase on March 28, 2003 of 625,000 shares of the Company’s common stock held by Cingular. This was partially offset by shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

The Company had working capital of $2,025,000 as of June 30, 2004 compared to a working capital deficit of $455,000 at December 31, 2003. The Company had cash balances of $1,289,000 and $734,000, respectively, as of June 30, 2004 and December 31, 2003.

The majority of the increase in working capital reflects the repayment of $3,500,000 in short-term debt payable to Cingular. The Company repaid Cingular using a portion of the net proceeds from the Company Note, $1,146,000 of which is classified as current and $3,160,000 of which is classified as long term. The Company Note also provided additional working capital.

Net cash used by operating activities was $52,000 for the six-month period ended June 30, 2004 as compared to net cash provided by operating activities of $175,000 for the six-month period ended June 30, 2003. While net operating losses decreased in the first half of 2004 as compared to the same period in 2003 by $496,000, a greater portion of the expenses in the first half of 2003 were non cash adjustments that more than offset the reduction in losses. These lower adjustments to losses resulted from $305,000 in less depreciation and amortization in the first half of 2004 versus the first half of 2003 and $229,000 in reduced inventory and bad debt reserves in the first half of 2004 as compared to the first half of 2003 as well as the adjustment too net loss to remove the non-operating gain for the receipt of the contingent payment from the sale of Data1Source of $250,000. This was partially offset by reductions in working capital balances, excluding cash, in the six-month period ended June 30, 2004 versus the same period in 2003 of $61,000. The decrease in working capital balances was primarily the result of reduced inventory levels.

Net cash used by investing activities was $2,507,000 for the six-month period ended June 30, 2004 as compared to a use of cash of $843,000 for the three-month period ended June 30, 2003. The increase in cash used in investing activities was primarily due to the payoff of the short-term debt payable to Cingular as described above and the repurchase of 625,000 shares of the Company’s common stock owned by Cingular on March 28, 2004. Of the $3,500,000 payment, $2,525,000 related to the purchase of the Cingular’s minority interest and $975,000 related to the purchase of the Company’s common stock. This payment was partially offset by additional proceeds received from the sale of Data1Souce in September 2003 of $200,000. These proceeds were contingent on certain criteria being met within six months following the original sale. The Company received this payment during the quarter ended March 31, 2004 since the contingency was satisfied. Most of the net cash used in investing activities of $843,000 for the six-month period ended June 30, 2003 was for the purchase of software used in the Company’s communications operations.

Net cash provided by financing activities was $3,199,000 for the six-month period ended June 30, 2004 as compared to net cash used by financing activities of $373,000 for the six-month period ended June 30, 2003. The increase in cash provided by financing activities was primarily due to proceeds from the Company Note (see Note B-7 - Note Payable in the footnotes to the Company’s financial statements).

In connection with the Company Note, the Company has agreed to register all of the Common Stock that can be issued to Laurus by no later than August 13, 2004. If the registration statement has not been declared effective by August 13, 2004, then for each 30 day period thereafter (or portion thereof), the Company must issue to Laurus warrants covering 15,000 shares of the Company’s common stock (at an exercise price of $5.99). Currently, the Company does not anticipate that the issuance of such warrants will have an adverse affect on the Company’s capital structure. If the registration statement is not declared effective by January 13, 2005, then Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Note and invoke its right to the collateral under a related security agreement.

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

As a result of continuing operating losses, the Company's operations used significant amounts of cash in 2003 and in the six-month period ended June 30, 2004. The Company continues to add products and distribution channels for its products, and the Company's longer-term success will depend upon a reduction in operating losses and an increase in cash flow. The Company will be required to repay principal and interest of approximately $320,000 on the Company Note for the third quarter 2004. If the Company’s common stock price exceeds $5.02 within the appropriate time frames, the Company will consider using shares of common stock to repay amounts due on the Company Note and reduce cash expenditures.

In absence of additional funding, the Company believes that its available cash reserves and cash generated from operations will be sufficient to fund operations until the end of 2004. The Company intends to fund its continuing operations and repayments of amounts due under the Company Note through a combination of operating cash flow, cash on hand, a replacement line of credit. In addition, the Company is continuing to seek additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stock holders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stock holders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant or sufficient proceeds from the sale of assets. If the Company is unable to repay the Company Note, Laurus could take action on its security interests.

Cash requirements for future expansion of the Company’s operations will be evaluated on an as-needed basis and may involve additional external financing. The Company does not expect that such additional financing, should it occur, will have a materially negative impact on the Company’s ability to fund its existing operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

At June 30, 2004 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

The Company invests cash balances in excess of operating requirements. At June 30, 2004 the Company has obligations under a note payable and under capital leases, both of which have fixed interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 4.    Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2004. No changes were made in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, on May 5, 2003 Hawkeye Switching LLC and an affiliated entity, RSA No. 2 (collectively "Hawkeye"), sued Numerex Solutions LLC ("Numerex") a wholly owned subsidiary of the Company in Iowa District Court for Mills County, alleging breach of contract and fraudulent inducement related to a Data1Source contract for over-the-air activation and SMS text messaging. Hawkeye settled this matter, which included a full release of Numerex, on April 20, 2004. The settlement did not have a material impact on the Company’s financial statements.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None - not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 7, 2004 (the "Meeting"). Two proposals were presented for a vote at the Meeting. Of the 10,991,986 shares of the common stock outstanding on the record date, 9,753,677 were present or represented by proxy at the meeting. The results of the voting on the matter is submitted to the shareholders were as follows:

Proposal 1 - The election of seven directors, Brian C. Beazer, George Benson, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos, and Andrew J. Ryan, each to serve as director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2005 and until the election and qualification of each successor.

	For	Withheld
Brian C. Beazer	9,750,047	3,630
George Benson	9,648,280	105,397
Matthew J. Flanigan	9,648,305	105,372
Allan H. Liu	9,750,047	3,630
Stratton J. Nicholaides	9,750,022	3,655
John G. Raos	9,648,305	105,372
Andrew J. Ryan	9,750,047	3,630

Proposal 2 - The ratification of the appointment of Grant Thornton LLP as the Company’s independent accountants for the year ending December 31, 2004.

For	Against	Abstain
9,746,831	0	1,216

Item 5. Other Information.
None - not applicable.

Item 6. Exhibits and Reports of Form 8-K.

a. Exhibits

Exhibit 31.1      Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 31.2      Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 32.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

b. Reports on Form 8-K during the quarter ended June 30, 2004.

On July 1, 2004, the Company file a Current Report on Form 8-K, dated July 1, 2004 to report, under Item k of Form 8-K, that it had signed a comprehensive distribution agreement for its MobileGuardian vehicle tracking and recovery system with Southwest Dealer Services, Inc.

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

NUMEREX CORP.
(Registrant)

Date: August 13, 2004	By:	/s/ Stratton J. Nicolaides
STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Alan B. Catherall
ALAN B. CATHERALL
Chief Financial Officer,
Excutive Vice Presedent and
Principal Financial and Accounting Officer