Form 10-K/A
period 2003-12-31
NUMEREX CORP /PA/
filed 2004-11-12
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Yes [ ]       No [ X ]

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2003 is $21,081,062.[1]

The number of shares outstanding of the issuer’s Class A Common Stock, no par value as of March 4, 2004 is 10,791,986.

While there are no changes to the financial results, the Company is filing this 10-K/A in order to provide more detailed financial information including the following:

•	The inclusion of 5 year selected financial date under Part II, Item 6. Selected Financial Data,

•	an update to the statement of operations to break out product and service revenues and cost of sales, bad debt expense and foreign currency gains and losses. Management’s discussion and analysis of financial condition and results of operations were also updated for these changes.

•	An update to the Consolidated Statements of Cash Flows to correct the breakout of bad debt reserves and changes in accounts receivable.

•	There were also some updates to Notes to the Consolidated Financial Statements, including an update to Note A-6, Impairment of Long-lived Assets to add a more detailed description of the testing process,

•	and the inclusion of segment information for four reporting segments of Wireless Data Communications, Digital Multimedia & Networking, Wireline and unallocated corporate expenses under the Notes to Consolidated Financial Statements, Note L – Geographic Information.

•	Additionally there was update to Schedule II, Valuation and Qualifying Accounts to conform to the required format.

1. The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company’s Common Stock, multiplied by $2.84, the last reported sale price for the Company’s Common Stock on June 30, 2003. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Description	Page No.
Part II
Item 6. Selected Financial Data	1
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 8. Financial Statements and Supplementary Data	22
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	23
EX-23 CONSENT OF GRANT THORNTON LLP
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART II

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in “Item 8. Financial Statements and Supplementary Data” and the information contained herein in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

     The following financial information was derived using the consolidated financial statements of Numerex Corp. at and for each of the fiscal years in the four-year period ended December 31, 2003, the two month period ended December 31, 1999 and the fiscal year ended October 31, 1999. After October 31, 1999 the Company changed its fiscal year end to December 31. Some amounts may have been reclassified to match the current presentation.

					Two Month
	Year ended	Year ended	Year ended	Year ended	Period ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,	October 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999[5]	1999
Statement of Operations Data
Revenues	$20,157	$24,501	$24,258	$20,290	$2,301	$33,736
Gross profit	9,029	10,221	9,254	8,000	555	19,333
Operating income (loss)	(2,726)	(7,468)[3]	(7,330)	(9,006)	(2,599)	(2,757)
Net income (loss)	(1,404)[1]	(7,450)	(3,142)	(3,960)	9,911 [6]	(1,617)
Earnings (loss) per common share (diluted)	(0.13)	(0.71)	(0.32)	(0.40)	0.85	(0.16)
Balance Sheet Data
Total assets	$33,970	$37,111	$42,974	$45,942	$56,405	$46,628
Capital lease obligations (short and long term)	344	1,573	472	138	110	114
Shareholders equity	25,366 [2]	27,615	34,108	36,902 [4]	42,908 [6]	30,021
Cash Flow Data
Net cash used in operations	$269	$2,890	$3,237	$7,482	$158	$2,690

1	- Includes gain on the sale of business of $1.7 million.

2	- Includes purchase of treasury stock of $1.0 million.

3	- Includes costs of non-recurring acquisition activity of $1.9 million.

4	- Includes purchase of treasury stock of $4.0 million.

5	- In 1999 the Company changed its fiscal year end from October 31 to December 31.

6	- Includes gain on the disposition of business and assets of $12.7 million.

Note — certain items may have been reclassified to match the current presentation.

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

     2003 marked a year of transition and re-positioning for the Company. Revenues declined compared to the prior year because of reduced Digital Multimedia and Wireless Data product sales. However, it is believed that their decline will be reversed in 2004 primarily as a result of the new product introductions of Mobile Guardian, VendView and IP Contact that were announced in 2003. In addition, many of the Company’s businesses are built on the model of recurring service revenues and the expectation is that this will continue to grow in 2004 as it did in 2003.

     2003 also marked a continuation of the focus on controlling expenses in Selling, General and Administrative as well as Research and Development categories. As a result, significant expense reductions were achieved in both categories. These reductions will not continue, but equally it is expected that any increases will be modest and relevant to supporting greater revenues.

     Finally in 2003, was focused on strengthening the balance sheet and improving the liquidity position of the Company. To accomplish these goals, Data1Source LLC was sold which resulted in an early payment of $1,500,000 to Cingular, the repayment of the entire amount outstanding under the revolving line of credit as well as substantially reducing capital lease liabilities. In addition, in January 2004 a private placement was arranged with the Laurus Master Fund of a $4,500,000 Term Convertible Note. The net proceeds will be used primarily for the repayment of the Company’s remaining short term debt to Cingular and to provide additional working capital. It is believed that operations in 2004 will generate sufficient cash to not only support the ongoing business of the Company but also service the Laurus Term Note.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 2003 and 2002 and 2001. This discussion should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

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

     Revenue Recognition

     The Company primarily sells products, recurring services (most billed on a monthly basis) and on-demand services.

     Product revenues are recognized at the time title passes to the customer, which in most cases is at the time of shipment. However, the Company did have one significant product shipment during the year where the Company did not recognize revenue at the passage of title. In May 2003, pursuant to an agreement signed by the Company and a customer in Australia, the Company shipped $583,000 of wireline security detection equipment, in exchange for a share of the customer’s future revenues. Under the agreement with the customer, title passed to the customer at the time of acceptance that occurred in May 2003. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of December 31, 2003. Currently the Company plans to recognize revenue and related costs as revenues are received. The Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. In May 2003, the value of the wire-line equipment was transferred from inventory to other assets. (See Discussion of Results from Operations for the fiscal years ended December 31, 2003 and December 31, 2002 below).

     The Company bills most of its recurring service revenues on a monthly basis. Most of these revenues are generated by providing customers access to the Company’s wireless machine-to-machine communications network (the Network). The Company sells these services to retailers and wholesalers of the service. For services sold to retailers, monthly service fees are generally a fixed monthly amount billed one month in advance. The Company defers the advance billing for the service and recognizes the revenue when the services are provided. For services sold to wholesalers, the customers are billed a fixed base fee in advance and usage fees in arrears at the end of each month. Again the Company defers the advance billing of the base fee and recognizes the revenues when the services are performed. On occasion some customers will have units that malfunction and cause their Network usage and related fees to increase dramatically over normal usage. While these customers are contractually obligated to pay for any such excess usage, the Company has experienced problems in collecting such fees. Therefore, for accounting purposes, the Company reduces the revenue recognized for such occurrences based on prior collections experience. These types of incidents have been relatively rare in the past and the Company does not expect this to change in the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     The Company also provides services on a demand basis – such as installation services. These types are services are generally completed in a short period of time (usually less than one month) and are billed and the revenue recognized when the services are completed.

     The Company does occasionally have multiple element service agreements, which involve both the supply of product and the provision of services over a multi-year arrangement. Accounting principles for agreements involving multiple elements require the Company to allocate earned revenue to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element, such as design, product supply, product integration, installation, maintenance, support and warranty services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately or could be purchased from an unrelated supplier. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the fair value method. Under these methods, the fair value of the undelivered element is deferred and is recognized ratably over the contract term on an earned basis. In the case of the supply of product the Company maintains title to the product and transfers title at the completion of the contract term.

     Accounts Receivable and Allowance For Doubtful Accounts

     The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, the Company establishes a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount.

     During 2002 there was a significant downturn in the general economic conditions in the communications industry. While the Company has relatively few substantial customers, the Company has a very large number of low volume small business customers (mostly in the security industry). Many of these customers were particularly vulnerable to the economic downturn and they experienced significant liquidity problems as their customers slowed payments to them and their access to financing and capital diminished. This forced many of these customers to sell their companies and led to significant consolidation in the industry. This created significant collections problems for the Company in 2002 as many of these customers sold their businesses as asset sales, with the acquiring companies refusing to pay for prior products and services provided by the Company. As a result, the Company had to significantly increase its bad debt reserves to $1,275,000 and had $1,837,000 in bad debt expense for the year ended December 31, 2002. The Company reviewed and tightened its credit polices and put more resources into collections efforts. As a result of these changes, the Company experienced a significant reduction in bad debt expense to $555,000 for the year ended December 31, 2003. The Company’s accounts receivable aging also significantly improved due to these efforts, thus reducing the necessary bad debt reserve to $609,000. While the Company still expects to see some improvement in bad debt expense as the general economic conditions improve, it does not expect the significant improvement that occurred between 2002 and 2003.

     The Company recognizes that material differences may result in the amount and timing of expenses for any period if the Company made different judgments or utilized different estimates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

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

     Material differences in estimates of excess, slow-moving and obsolete inventory may affect the amount and timing of cost of sales for any period if the Company made different judgments or utilized different estimates. The Company’s reserve for excess, slow-moving and obsolete inventory amounted to $681,000, as of December 31, 2003.

     Valuation of Goodwill and Other Intangible Assets

     The Company assesses the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	significant negative industry or economic trends.

     When determined that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net goodwill and intangible assets amounted to $22,993,000 as of December 31, 2003.

     In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, the Company ceased to amortize $10,983,000 of goodwill. On March 28, 2003 the Company purchased the 40% share Cingular owned in Cellemetry LLC. This gave the Company 100% ownership of Cellemetry LLC and increased total goodwill to $15,014,000 at December 31, 2003. The Company had recorded $733,000 of amortization during 2001 and would have recorded approximately $768,000 of amortization during 2002 and approximately $918,000 in 2003. In lieu of amortization, the Company is required to perform an annual impairment review of goodwill. Based on this initial review at January 1, 2002 and the annual review at December 31, 2002 and 2003, the Company did not record an impairment charge.

     The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

SELECTED CONSOLIDATED STATEMENTS OF OPERATION

				2002 to	2001 to
	Twelve Month Period Ended December 31,			2003%	2002%
	2003	2002	2001	Change	Change
Net sales:
Wireless Data Communications
Product	$4,839	$7,461	$7,007	(35.1%)	6.5%
Service	7,848	6,748	4,493	16.3%	50.2%

Sub-total	12,687	14,209	11,500	(10.7%)	23.6%
Digital Multimedia and Networking
Product	2,647	5,668	7,948	(53.3%)	(28.7%)
Service	3,518	3,686	3,696	(4.6%)	(0.3%)

Sub-total	6,165	9,354	11,644	(34.1%)	(19.7%)
Wireline Security
Product	449	230	392	95.2%	(41.3%)
Service	856	708	722	20.9%	(1.9%)

Sub-total	1,305	938	1,114	39.1%	(15.8%)
Total net sales
Product	7,935	13,359	15,347	(40.6%)	(13.0%)
Service	12,222	11,142	8,911	9.7%	25.0%

Total net sales	20,157	24,501	24,258	(17.7%)	1.0%
Cost of product sales (excluding depreciation)	6,043	9,836	10,674	(38.6%)	(7.9%)
Cost of services (excluding depreciation and amortization)	4,443	4,116	4,063	7.9%	1.3%
Depreciation and amortization	642	328	267	95.7%	22.8%

Gross profit	9,029	10,221	9,254	(11.7%)	10.4%
%	44.8%	41.7%	38.1%
Selling, general, administrative and other expenses	8,371	10,672	10,168	(21.6%)	5.0%
Research and development expenses	905	1,097	2,755	(17.5%)	(60.2%)
Bad debt expense	551	1,837	542	(70.0%)	239.0%
Depreciation and amortization	1,928	2,184	2,701	(11.7%)	(19.1%)
Costs related to non-recurring acquisition activity	—	1,899	—	(100.0%)	100.0%
Business restructuring charges	—	—	418	0.0%	100.0%

Operating loss	(2,726)	(7,468)	(7,330)	63.5%	(1.9%)

Net loss	(1,404)	(7,450)	(3,142)	81.2%	(137.1%)

Net loss applicable to common Shareholders	(1,404)	(7,690)	(3,382)	81.7%	(127.4%)

Basic loss per share	(0.13)	(0.71)	(0.32)

Weighted average shares outstanding	10,934	10,766	10,446

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Result of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by selected items in the Company’s Consolidated Statements of Operations.

	Twelve Month Period Ended
		December 31,
	2003	2002	2001
Net sales:
Wireless Data Communications
Product	24.0%	30.5%	28.9%
Service	38.9%	27.5%	18.5%

Sub-total	62.9%	58.0%	47.4%
Digital Multimedia and Networking
Product	13.1%	23.1%	32.8%
Service	17.5%	15.0%	15.2%

Sub-total	30.6%	38.2%	48.0%
Wireline Security
Product	2.2%	0.9%	1.6%
Service	4.2%	2.9%	3.0%

Sub-total	6.5%	3.8%	4.6%
Total net sales
Product	39.4%	54.5%	63.3%
Service	60.6%	45.5%	36.7%

Total net sales	100.0%	100.0%	100.0%
Cost of product sales (excluding depreciation)	30.0%	40.1%	44.0%
Cost of services (excluding depreciation and amortization)	22.0%	16.8%	16.7%
Depreciation and amortization	3.2%	1.3%	1.1%

Gross profit	44.8%	41.7%	38.1%
Selling, general, administrative and other expenses	41.5%	43.6%	41.9%
Research and development expenses	4.5%	4.5%	11.4%
Bad debt expense	2.7%	7.5%	2.2%
Depreciation and amortization	9.6%	8.9%	11.1%
Costs related to non-recurring acquisition activity	0.0%	7.8%	0.0%
Business restructuring charges	0.0%	0.0%	1.7%

Operating loss	(13.5%)	(30.5%)	(30.2%)

Net loss	(7.0%)	(30.4%)	(13.0%)

Net loss applicable to common shareholders	(7.0%)	(31.4%)	(13.9%)

See notes to consolidated financial statements

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Years Ended December 31, 2003 and December 31, 2002

     Net sales decreased 17.7% to $20,157,000 for the year ended December 31, 2003 as compared to $24,501,000 for the year ended December 31, 2002. This decrease in sales was due to a decrease in Digital Multimedia, Networking sales and in Wireless Data Communication. These decreases were partially offset by an increase in Wireless Data Communication services revenues and an increase in Wireline Security sales. As a percentage of total net sales, services revenues of the Company increased to 60.6% for the year ended December 31, 2003 which comprised of a 16.3% increase in Wireless Data Communication service revenues partially offset by decrease in Digital Multimedia and Networking services of 4.6%.

     Cost of product sales decreased 38.6% to $6,043,000 for the year ended December 31, 2003 as compared to $9,836,000 for the year ended December 31, 2002. This decrease was primarily due to the lower volume of product sales in Wireless Data Communications and Digital Multimedia and Networking.

     Cost of services increased 7.9% to $4,443,000 for the year ended December 31, 2003 as compared to $4,116,000 for the year ended December 31, 2002. This increase was primarily due to the increased service revenue volume in Wireless Data Communications.

     Cost of sales depreciation and amortization expense increased 95.7% to $642,000 for the year ended December 31, 2003 as compared to $328,000 for the year ended December 31, 2002. This increase was primarily due to the purchase of software and hardware for the Data1Source™ service line (that was sold on September 5, 2003), the capitalization of software developed internally in both 2002 and 2003 and the purchase of a license agreement in 2003 for our wireline business in Australia.

     Gross profit, as a percentage of net sales, was 44.8% for the year ended December 31, 2003 as compared to 41.7% for the year ended December 31, 2002. The reason for the increase in the gross profit for the year was primarily attributable to service revenues being a higher portion of total revenues in 2003 versus 2002. Service revenues were 60.6% of total revenues in 2003 versus 45.5% for 2002 and we generally achieve higher margin than product sales. Service revenues were also up 9.7% in total, which allowed the Company to make up some of the gross profit dollars lost from the decline in product sales. The sale of a gateway software license recorded in the second quarter of 2002 had a significant positive impact on margin percentage for the year ended in December 31, 2002, since this software was originally developed for Cellemetry’s internal use, there was little additional costs associated with this sale to an external customer. This added approximately 1.2% to the margin percentage for 2002. The twelve-month period ended December 31, 2003 did not include such a gateway software license sale, thus the margin did not receive such a benefit.

     Selling, general, administrative and other expenses decreased 21.6% to $8,371,000 for the year ended December 31, 2003 as compared to $10,672,000 for the year ended December 31, 2002. As a percentage of sales, selling, general, administrative and other expenses decreased to 41.5% for the year ended December 31, 2003 as compared to 43.6% for the year ended December 31, 2002. Selling, general, administrative and other expenses decreased primarily due to reductions in personnel.

     Research and development expenses decreased 17.5% to $905,000 for the year ended December 31, 2003 as compared to $1,097,000 for the year ended December 31, 2002. This was primarily the result of reductions in research and development personnel that was partially offset by lower capitalization than in the prior year. Most of the research and development was more general in 2003, as opposed to the major projects in 2002. The Company expenses research and development costs and expects it to continue at current levels.

     Bad debt expense decreased 70.0% to $551,000 for the year ended December 31, 2003 as compared to $1,837,000 for the year ended December 31, 2002. Bad debt expense was unusually high in 2002 due to an increase in customers not being able to pay as a result of a decline in the general economic conditions in the telecommunications industry and severely curtailed access to additional sources of capital and credit facilities. This led the Company to tighten its credit policy beginning in the latter part of 2002. The $1,837,000 bad debt expense in 2002 included $361,000 written off for a specific customer. The Company accepted product in lieu of payment for the goods and services billed to the customer. The sales value of the goods and services sold to this customer totaled $1,735,000; $1,102,000 was invoiced in the forth quarter ended December 31, 2001 and the balance of $633,000 was invoiced in the first quarter of 2002. The $361,000 written off to bad debt expense represents the margin earned on the sale. The balance, $1,374,000, represented the expected net realizable value (in this case at cost) of the product repossessed and placed in inventory.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expense depreciation and amortization expense decreased 11.7% to $1,928,000 for the year ended December 31, 2003 as compared to $2,184,000 for the year ended December 31, 2002. This was due to some older assets becoming fully depreciated while the Company has had a limited requirement for the purchase of new equipment.

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

     Interest expense (net) increased to $354,000 in 2003 compared to $199,000 for the prior year. This increase in net interest expense was primarily the result of increased interest expense on the $5,000,000 note payable incurred on March 28, 2003 to Cingular for the purchase of their interest in Cellemetry (see explanation under “Liquidity and Capital Resources”). There was also additional interest expense in the year ended December 31, 2003 versus the same period in 2002 on the Company’s revolving line of credit.

     Gain on sale of business of $1,712,000 for the year ended December 31, 2003 was due to the sale of the Company’s Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months on March 15, 2004, if certain criteria are met. Currently it has not been determined if these criteria have been met. Costs associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs including finders’ fees and legal costs. While the sale of Data1Source LLC did not meet the requirements to be considered a significant disposition, its sale will have a negative impact on future revenues, gross margins and cash flow because of the profitable nature of the business.

     Foreign currency gain of $56,000 for the year ended December 31, 2003 versus a loss of $13,000 was mostly the result of foreign currency gains on sales to Canadian customers due to the weakening of the U.S. dollar versus the Canadian dollar.

     Minority interest for the year ended December 31, 2003 was $0 compared to $326,000 for the year ended December 31, 2002. The principle reason for the decrease in Minority interest was the depletion of Minority Interest on the Company’s balance sheet related to a joint venture. The Company purchased the minority parties interest on March 28, 2003.

     Due to its net loss from operations, the Company did not record a tax provision in the years ended December 31, 2003 and 2002, respectively. The $92,000 in income tax expense recorded for 2003 relates the Company’s operations in Australia and certain state income taxes. The Company is entitled to the benefits of certain net operating loss carry forwards, however, net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002 respectively may not be available in future years. The Company has not classified its net operating loss carry forwards as an asset in its financial statements and thus a loss of net operating loss carry forwards does not impact current operating results. In March 2004, the Company filed a ruling request with the Internal Revenue Service (IRS) for an extension of time to file an election to carry forward the net operating losses in question. The Company believes it has a reasonable chance of receiving a favorable ruling on this matter.

     The Company recorded a net loss of $1,404,000 for the year ended December 31, 2003 compared to a net loss of $7,450,000 for the year ended December 31, 2002.

     Preferred stock dividend for the year ended December 31, 2003 was $0 as compared to $240,000 for the year ended December 31, 2002. This decrease was due to the conversion of the preferred stock to the Company’s common stock in December 2002.

     The Company recorded a net loss applicable to common shareholders of $1,404,000 for the year ended December 31, 2003 as compared to net loss applicable to common shareholders of $7,690,000 for the year ended December 31, 2002.

     Basic and diluted loss per common share decreased to $(0.13) for year ended December 31, 2003 as compared to $(0.71) for the year ended December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     The weighted average and diluted shares outstanding increased to 10,934,000 for the year ended December 31, 2003 as compared to 10,766,000 for the year ended December 31, 2002. The increase in weighted average basic and diluted shares outstanding was primarily due to the conversion of preferred stock to 625,000 shares of the Company’s common stock in December 2002, the exercise of stock options, and share issued under the employee stock purchase plan. The 625,000 shares of common stock were repurchased on March 28, 2003 (see explanation under “Liquidity and Capital Resources”).

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

     Cost of product sales decreased 7.9% to $9,836,000 for the year ended December 31, 2002 as compared to $10,674,000 for the year ended December 31, 2001. This decrease was primarily due to the lower product sales volume in Digital Multimedia and Networking and lower product costs due to the redesign of the certain wireless devices that were introduced in the first quarter of 2002.

     Cost of services increased 1.3% to $4,116,000 for the year ended December 31, 2002 as compared to $4,063,000 for the year ended December 31, 2001. This increase was due to increased service revenue volumes in Wireless Data Communications. Cost of services increased only slightly versus the significant increase in the services sales volumes. This was due to improved utilization of Company’s wireless communications network and its support personnel which have components that are fixed or partially fixed in nature.

     Cost of sales depreciation and amortization expense increased 23.2% to $328,000 for the year ended December 31, 2002 as compared to $267,000 for the year ended December 31, 2001.

     Gross profit, as a percentage of net sales, was 41.7% for the year ended December 31, 2002 as compared to 38.1% for the year ended December 31, 2001. The reason for the increase in the gross profit rate for the year was primarily attributable to the higher service activities of Wireless Data Communications, along with the lower product costs due to the redesign of certain wireless devices. The sale of a gateway software license recorded in the second quarter of 2002 had a significant positive impact on margin percentage for the year ended in December 31, 2002, since this software was originally developed for Cellemetry’s internal use, there was little additional costs associated with this sale to an external customer. This added approximately 1.2% to the margin percentage for 2002.

     Selling, general, administrative and other expenses increased 5.0% to $10,672,000 for the year ended December 31, 2002 as compared to $10,168,000 for the year ended December 31, 2001. As a percentage of sales, selling, general, administrative and other expenses increased to 43.6% for the year ended December 31, 2002 as compared to 41.9% for the year ended December 31, 2001. This increase was primarily due to increased sales efforts for the Company’s Wireless Data Communications products and services.

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

     Bad debt expense increase 239.0% to $1,837,000 for the year ended December 31, 2002 as compared to $542,000 for the year ended December 31, 2001. This increase was due to write-offs and increases in allowances for doubtful accounts due to an increase in customers not being able to pay as a result of significant weakening of economic conditions in the communications industry. This led to a tightening of the Company’s credit policy.

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

     Interest expense (net) for the year ended December 31, 2002 was an expense of $199,000 compared to interest income of $483,000 for the year ended December 31, 2001. This change from net interest income to net interest expense was primarily the result of a decrease in income earned on cash balances and an increase in interest expense from capital leases established in the first quarter of 2002.

     Other income of $451,000 for the year ended December 2001 was proceeds from business interruption insurance. There were no such proceeds in 2002.

     Minority interest for the year ended December 31, 2002 was $326,000 compared to $3,139,000 for the year ended December 31, 2001. The principle reason for the decrease in Minority interest was the depletion of Minority Interest on the Company’s balance sheet related to a joint venture.

     Due to its net loss from operations, the Company did not record a tax provision in the years ended December 31, 2002 and 2001, respectively. The $96,000 in income tax expense recorded for 2002 relates principally to an income tax withholding on an international product and service sale and the $(115,000) provision for the recovery of income tax recorded in the 2001 followed the completion and submission of the Company’s federal income tax returns in connection with an assessed over payment of federal income tax installments in connection with the sale of the Company’s derived channel technology.

     The Company recorded a net loss of $7,450,000 for the year ended December 31, 2002 compared to a net loss of $3,142,000 for the year ended December 31, 2001.

     The Company recorded a net loss applicable to common shareholders of $7,690,000 for the year ended December 31, 2002 as compared to net loss applicable to common shareholders of $3,382,000 for the year ended December 31, 2001.

     Basic and diluted earnings (loss) per common share decreased to $(0.71) for year ended December 31, 2003 as compared to $(0.32) for the year ended December 31, 2001.

     The weighted average and diluted shares outstanding increased to 10,766,000 for the year ended December 31, 2002 as compared to 10,466,000 for the year ended December 31, 2001. The increase in shares outstanding was primarily due to the exercise of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Segment Information

	Twelve Month Period Ended			2002 to	2001 to
	December 31,			2003	2002
Net Sale by Segment:				%	%
(In thousands)	2003	2002	2001	Change	Change
Net sales:
Wireless Data Communications
Product	$4,839	$7,461	$7,007	(35.1)%	6.5%
Service	7,848	6,748	4,493	16.3%	50.2%

Sub-total	12,687	14,209	11,500	(10.7)%	23.6%
Digital Multimedia and Networking
Product	2,647	5,668	7,948	(53.3)%	(28.7)%
Service	3,518	3,686	3,696	(4.6)%	(0.3)%

Sub-total	6,165	9,354	11,644	(34.1)%	(19.7)%
Wireline Security
Product	449	230	392	95.2%	(41.3)%
Service	856	708	722	20.9%	(1.9)%

Sub-total	1,305	938	1,114	39.1%	(15.8)%
Total net sales
Product	7,935	13,359	15,347	(40.6)%	(13.0)%
Service	12,222	11,142	8,911	9.7%	25.0%

Total net sales	$20,157	$24,501	$24,258	(17.7)%	1.0%

	Percent of Total Sales
	2003	2002	2001
Net sales:
Wireless Data Communications
Product	24.0%	30.5%	28.9%
Service	38.9%	27.5%	18.5%

Sub-total	62.9%	58.0%	47.4%
Digital Multimedia and Networking
Product	13.1%	23.1%	32.8%
Service	17.5%	15.0%	15.2%

Sub-total	30.6%	38.2%	48.0%
Wireline Security
Product	2.2%	0.9%	1.6%
Service	4.2%	2.9%	3.0%

Sub-total	6.5%	3.8%	4.6%
Total net sales
Product	39.4%	54.5%	63.3%
Service	60.6%	45.5%	36.7%

Total net sales	100.0%	100.0%	100.0%

2003 versus 2002

     Net sales from Wireless Data Communications decreased 10.7% to $12,687,000 for the year ended December 31, 2003 as compared to $14,209,000 for the year ended December 31, 2002. Wireless Data Communications product sale decreased by 35.1%, which was partially offset by an increase of service revenues of 16.3%. The decrease in product sales was primarily the result of changes made to the Company’s distribution strategy for wireless mobile telemetry product lines, which resulted in a decline in unit sales while new markets were developed during 2003. This included exiting the radio distribution market because of intense competition and slim margins as well as a revised focus with regard to mobile tracking. With regard to mobile tracking the Company launched its MobileGuardian product line, which provides vehicle security and tracking

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

services, early in 2003. The Company continues to develop its automotive dealer distribution network for this product line and anticipates that the decline in product sales of mobile tracking units is temporary. The 16.3% increase in service revenues was primarily due to increased connections on the Company’s Cellemetry® network, mainly related to security monitoring. The second quarter of 2002 net service revenues included a sale of a license of the Company’s Cellemetry® gateway software to a customer in Colombia, South America for $500,000. Excluding this sale, service revenue derived from connections to Cellemetry® network increased 25.6% in 2003 versus the same period in 2002. In addition there was an increase in digital subscribers utilizing the Company’s Data1Source™ mobile messaging service prior to being sold on September 15, 2003 (see comments on “Gain on sale of business” ).

     Net sales from Digital Multimedia and Networking decreased 34.1% to $6,165,000 for the year ended December 31, 2003 as compared to $9,354,000 for the year ended December 31, 2002. The decrease was primarily in product sales in both Digital Multimedia and Networking. The decrease in Digital Multimedia product sales was largely due to a decrease in PowerPlay™ purchases by distance learning customers. The decline in Network monitoring equipment sales was due to a reduction in capital spending by telecommunications customers for the year ended December 31, 2003 versus the same period in 2002. The reduction in Network monitoring equipment also translated into a decline in installation service revenues of 4.6%. While a reversal in the decline in capital spending for distance learning and telecommunications customers remains uncertain, the Company introduced IPContact™ in December of 2003. This high performance desktop videoconferencing software package is expected to supplement PowerPlay™ sales in 2004.

     Net sales from Wireline Security increased 39.1% to $1,305,000 for the year ended December 31, 2003 as compared to $938,000 for the year ended December 31, 2002. This increase was primarily due to an increase in product sales, which is due to additional sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”). Pursuant to the Agreement, in May 2003, the Company shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although the customer retains title to this equipment from acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of December 31, 2003. The sales of maintenance parts to the customer, however, was not pursuant to the Agreement and therefore we recognized revenues from those sales in the period ended December 31, 2003 since the sales price was a fixed amount and payable upon our normal terms. Installation of the equipment was completed by December 31, 2003. Our customer in Australia plans to promote the new service (made available by the equipment we provided) in the first quarter of 2004. This is when we expect to receive our first share of revenues from the service. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. (In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.) The Company expects to continue to sell maintenance parts and perform services for this customer for the term of the Agreement.

2002 versus 2001

     Net sales from Wireless Data Communications increased 23.6% to $14,209,000 for the year ended December 31, 2002 as compared to $11,500,000 for the year ended December 31, 2001 and as a percentage of the Company’s total net sales, Wireless Data Communications increased to 58.0% for the year ended December 31, 2002 compared to 47.4% in the comparable period in 2001. This increase in net sales was primarily due to higher services revenues from increased connections on the Company’s Cellemetry® network, primarily related to security monitoring, and from an increase in digital subscribers utilizing the Company’s Data1Source™ mobile messaging service. Also contributing to the increase in net sales was higher product sales, primarily in the Company’s wireless security devices from the introduction of mobile wireless devices in the beginning of 2002.

     Net sales from Digital Multimedia and Networking decreased 19.7% to $9,354,000 for the year ended December 31, 2002 as compared to $11,644,000 for the year ended December 31, 2001. This decrease in net sales was primarily due to lower product sales as the result of decreases in capital spending by distance learning customers.

     Net sales from Wireline Security decreased 15.8% to $ 938,000 for the year ended December 31, 2002 as compared to $1,114,000 for the year ended December 31, 2001. This decrease was the result of continued decline in derived channel sales activity resulting from the divestiture of the Company’s derived channel technology in November 1999 and the resulting de-emphasis on the sale and marketing of derived channel technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Segment Profit (Loss)

(See Note L-Geographic Information)	2003		2002		2001
(In Thousands)
		% of Total		% of Total		% of Total
Wireless Data Communications	$(1,947)	168%	$(7,125)	96%	$(6,634)	117%
Digital Multimedia and Networking	320	(28)%	(1,057)	14%	450	(8)%
Wireline Security	468	(40)%	786	(11)%	499	(9)%

Operating profit	$(1,159)	100%	$(7,396)	100%	$(5,685)	100%

2003 versus 2002

     Loss from Wireless Data Communications decreased 73% to $1,947,000 for the year ended 2003 from $7,125,000 in the year ended December 31, 2002. This decrease was due to a number of factors including reduced personnel costs, lower bad debt expenses and the gain on the sale of Data1Source. In addition, absolute gross margins increased because service revenues, which typically earn higher margins, represented a much greater proportion of total revenues in 2003 that in 2002. Finally, Wireless Data Communications losses also improved as a result of lower depreciation charges.

     Digital Multimedia and Networking earned a profit of $320,000 for the year ended December 31, 2003 compared to a loss of $1,057,000 for the year ended December 31, 2002. This improvement was primarily due to substantial headcount reductions in both selling, general and administrative as well as research and development functions. These headcount reductions an other initiatives to reduce costs resulted in a total savings of $2,105,000 which was partially offset by the lower absolute gross margin due to revenue declines.

     Wireline Security segment profit decreased 39% to $468,000 for the year ended December 31, 2003 from $768,000 for the year ended December 31, 2002. This decrease was primarily attributable to lower gross margins as product sales made up a greater portion of total sales in 2003 versus 2002, which were generally at lower margins than service sales. Additionally, in 2002, cost of sales received a favorable impact of a reduction of inventory reserves due to the pending sale of inventory previously reserved that did not recur in 2003.

2002 versus 2001

     Loss from Wireless Data Communications increased 7% to $7,125,000 for the year ended December 31, 2002 from $6,634,000 for the year ended December 31, 2001. This increase was primarily due to increased selling, general and administrative expenses as well as research and development costs of $1,529,000 as the Company increased marketing and development efforts in 2002 versus 2001. There was also an increase in bad debt expense of $1,258,000 as general economic conditions deteriorated in the second half of 2002 compared to the same period in 2001. These expense increases were partially offset by the increased absolute amount of gross profit as Wireless Data Communications sales increased by 23.6% in 2002 from 2001.

     Digital Multimedia and Networking recorded a loss of $1,057,000 for the year ended December 31, 2002 compared to a profit of $450,000 for the year ended December 31, 2001. This loss was primarily due to lower gross margins as the result of a 19.7% decrease in sales. However. selling, general and administrative and research and development costs were relatively constant from year to year.

     Wireline Security segment profit increased 35% to $768,000 for the year ended December 31, 2002 from $499,000 for the year ended December 31, 2001. This increase was primarily due to the release of obsolete inventory reserves pending the transfer of the associated equipment to our customer in Australia.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Selected Quarterly Financial Data

     The following tables detail certain unaudited financial data of the Company for each quarter of the last two fiscal years ended December 31, 2003, and 2002, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(in thousands, except per share data)
Net sales:
Wireless Data Communications
Product	$1,027	$1,073	$1,229	$1,510
Service	1,859	2,081	1,964	1,944

Sub-total	2,886	3,154	3,193	3,454
Digital Multimedia and Networking
Product	504	395	944	804
Service	1,042	809	898	769

Sub-total	1,546	1,204	1,842	1,573
Wireline Security
Product	39	172	173	65
Service	216	190	248	202

Sub-total	255	362	421	267
Total net sales
Product	1,570	1,640	2,346	2,379
Service	3,117	3,080	3,110	2,915

Total net sales	4,687	4,720	5,456	5,294
Cost of product sales (excluding depreciation)	1,219	1,309	1,731	1,784
Cost of services (excluding depreciation and amortization)	1,235	960	1,158	1,090
Depreciation and amortization	180	174	181	107

Gross profit	2,053	2,277	2,386	2,313
Selling, general, administrative and other expenses	2,235	2,085	2,060	1,991
Research and development expenses	298	284	261	62
Bad debt expense	152	149	150	100
Depreciation and amortization	489	505	480	454

Operating loss	(1,121)	(746)	(565)	(294)
Net earnings (loss)	(1,117)	(854)	992	(425)

Basic earnings (loss) per share	(0.10)	(0.08)	0.09	(0.04)
Basic weighted average shares outstanding	11,384	10,785	10,787	10,790

Diluted earnings (loss) per share	(0.10)	(0.08)	0.09	(0.09)
Diluted weighted average shares outstanding	11,384	10,785	10,878	10,790

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
	(in thousands, except per share data)
Net sales:
Wireless Data Communications
Product	$2,658	$2,211	$2,215	$377
Service	1,591	2,303	1,539	1,315

Sub-total	4,249	4,514	3,754	1,692
Digital Multimedia and Networking
Product	2,199	1,748	952	769
Service	437	987	1,086	1,176

Sub-total	2,636	2,735	2,038	1,945
Wireline Security
Product	40	69	67	54
Service	169	189	177	173

Sub-total	209	258	244	227
Total net sales
Product	4,897	4,028	3,234	1,200
Service	2,197	3,479	2,802	2,664

Total net sales	7,094	7,507	6,036	3,864
Cost of product sales (excluding depreciation)	2,747	2,537	2,666	1,885
Cost of services (excluding depreciation and amortization)	788	1,032	1,095	1,202
Depreciation and amortization	49	54	105	120

Gross profit	3,510	3,884	2,170	657
Selling, general, administrative and other expenses	2,361	2,699	2,994	2,618
Research and development expenses	602	188	(63)	370
Bad debt expense	95	253	811	678
Depreciation and amortization	518	549	552	565
Cost related to non-recurring acquisition activity	—	1,714	185	—

Operating loss	(66)	(1,519)	(2,309)	(3,574)
Net earnings (loss)	199	(1,642)	(2,338)	(3,669)

Basic earnings (loss) per share	0.02	(0.16)	(0.22)	(0.35)
Basic weighted average shares outstanding	10,582	10,729	10,773	10,973

Diluted earnings (loss) per share	0.92	(0.16)	1.00	(0.35)
Diluted weighted average shares outstanding	11,512	10,729	10,773	10,973

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

     The Company has been able to fund its operations and working capital requirements from cash flow generated by operations, the proceeds from a public offering completed in April 1995, the proceeds from the sale of its derived channel technology in November 1999, the proceeds from capital leases, the proceeds from the exercise of stock options, the establishment of a revolving line of credit in March of 2003, the sale of Data1Source on September 5th, 2003 (see below) and on January 13, 2004, a private placement to Laurus of a Convertible Term Note in the principal amount of $4,500,000 (see below).

     Net cash used in operating activities decreased to $269,000 for the year ended December 31, 2003 as compared to $2,890,000 for the year ended December 31, 2002. The reduction in cash used in operating activities was primarily due to reductions in operating losses and a more aggressive management of working capital in 2003 compared to the same period in 2002. The aging of accounts receivable also significantly improved at December 31, 2003 versus December 31, 2002.

     Net cash provided by investing activities was $518,000 for the year ended December 31, 2003 as compared to cash used by investing activities of $1,149,000 for the year ended December 31, 2002. The cash provided by investing activities in 2003 was primarily due to the sale of Data1Source LLC.

     Net cash used by financing activities was $1,726,000 for the year ended December 31, 2003 as compared to cash provided by financing activities of $757,000 for the year ended December 31, 2002. Cash used in 2003 was primarily due to the payoff of the lease payable of $605,000 for the software sold with Data1Source LLC, payoff of the balance due on the line of credit borrowed earlier in the year (see explanation of the line of credit below) and the regular payments on capital lease obligations. Cash usage also included the payments of preferred stock dividends. The sources of cash during the comparable period in 2002 were from the exercise of stock options, which resulted in the issuance of an additional 255,000 shares of the Company’s Class A Common Stock, which was partially offset by the regular payments on capital lease obligations.

     The Company had a working capital deficit of $455,000 as of December 31, 2003 compared to a working capital balance of $4,951,000 at December 31, 2002. Included in working capital were notes receivable with certain customers of $99,000 at December 31, 2003 and $823,000 at December 31, 2002. The Company had cash balances of $734,000 and $2,137,000, respectively, as of December 31, 2003 and 2002. The majority of the reduction in working capital is due to a note payable, $3,500,000 of which is classified as current, in connection with the Company’s acquisition of Cingular’s interest in Cellemetry and Cingular’s common stock of the Company (see explanation of the transaction below). In order to provide additional short-term liquidity to the Company, on March 28, 2003, Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1,000,000. Under its terms, the line is secured a lien on all the assets of the Company subsequent to the rights of Laurus Group (see below). Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of December 31, 2003 the Company had full availability to the entire $1,000,000 revolving line of credit. The Company is considering extending the line of credit for an additional year. On January 13, 2004, the Company completed a private placement to Laurus of a Convertible Term Note in the principal amount of $4,500,000, and a Common Stock Purchase Warrant to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share. The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to Cingular and to provide additional working capital (see the description of the financing below). This transaction eliminated the working capital deficit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     The Company’s business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from operations, capital leases and other long-term obligations, proceeds from the public offering and the proceeds from the sale of its derived channel technology in November 1999 and the proceeds from sale of Data1Source LLC.

     On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000 (the “Cellemetry Transaction”). Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 million by March 31, 2004 and $1,500,000 million by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003 the Company paid the first installment of $1,500,000 and on January 13, 2004, the Company paid off the remaining $3,500,000 (see below).

     On January 13, 2004, the Company completed a private placement to Laurus (“Laurus Transaction”)of (i) a Convertible Term Note in the principal amount of $4,500,000 (the “Laurus Note”), and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Laurus Note, the “Securities”) to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share (“Common Stock”). The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to Cingular (see above) and to provide additional working capital. The Laurus Note has a term of three years maturing on January 12, 2007 and is secured by substantially all of the assets of the Company and its U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of the Company’s U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Laurus Note at an annual rate of 8%, and interest and principal may be paid by the Company in either cash or in Common Stock. The Company may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Laurus Note, and any accrued interest, may be converted by Laurus into the Company’s Common Stock at a price equal to $4.56 per share (the “Fixed Conversion Price”), subject to the certain limitations. If the amount due and payable is paid by the Company using Common Stock, the number of shares to be issued to Laurus by the Company will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Laurus Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Laurus Note) has occurred, Laurus may not voluntarily convert, on a monthly basis, a portion of the Company Note that exceeds 10% of that number of shares of the Company traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. The Company has also agreed to register all of the Common Stock that can be issued to Laurus. The Company is required to register these Securities within six months from January 13, 2004. Failure to do so would lead to monthly penalties for the next six months and if the Company fails to register the Securities after one year, Laurus has the right to require full payment of the unpaid principal and interest and can invoke its rights under the security agreement.

     The Company intends to fund the Laurus Transaction through a combination of operating cash flow, cash on hand, and additional funding sources. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If the Company raises funds through the issuance of additional debt securities, those securities would have rights, preferences and privileges senior to those of the common stock. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant proceeds from the sale of assets. If the Company is unable to pay the Laurus Note, Laurus could take action to realize on its security interests described above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

     The Company’s operations used cash in 2003. The Company continues to add products and distribution channels for its products, but the Company’s longer-term success will depend upon increased cash flow. The Company believes that the combination of additional funding provided by the Laurus transaction along with cash generated from future operations, will be sufficient to meet the Company’s operating requirements through at least December 31, 2004 and beyond 2004, the Company expects to fund its operations from operating cash flows, assuming no material adverse change in the operation of the Company’s business. The Company is also considering other sources of funding, including the sale of certain non-core assets.

     Additionally, cash requirements for future expansion of the Company’s operations will be evaluated on an as-needed basis and may involve additional external financing. The Company does not expect that such additional financing, should it occur, will have a materially negative impact on the Company’s ability to fund its existing operations.

Contractual Obligations

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
(in thousands)	Total	Year	years	years	years
Long-term Debt*	$4,500	$468	$4,032	$—	$—
Capital lease obligations	378	343	35	—	—
Operating lease obligations	2,996	608	1,610	548	230

Total	$7,874	$1,419	$5,677	$548	$230

* This debt is convertible into the Company’s common stock at both the Company’s and Lender’s option depending on the Company’s stock price (see the description of this financing in the Liquidity and Capital Resources section above)

Effect of Inflation

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

Item 8. Financial Statements and Supplementary Data.

The response to this item is submitted in a separate section of this report. See Index to Financial Statements on Page F-1 below for a list of the financial statements being filed herein.

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

Index to Financial Statements of the Company

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003, and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Report of Independent Certified Public Accountants

Schedule II - Valuation and qualifying accounts

3.	List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are filed herewith:

2.1[1]	Securities Purchase Agreement among Numerex Corp., Broadband Networks, Inc. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997.

2.2[2]	Shareholders’ Agreement among Broadband Networks, Inc., Numerex Corp. and the Shareholders of Broadband Networks, Inc. dated February 21, 1997.

2.3[3]	Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited.

3.1[4]	Amended and Restated Articles of Incorporation of the Company, as amended.

3.2[4]	Bylaws of the Company.

4.1[10]	Securities Purchase Agreement, dated January 13, 2004, by and between the Company and Laurus.

4.2[10]	Convertible Term Note, dated January 13, 2004, by and between the Company and Laurus.

4.3[10]	Common Stock Purchase Warrant, dated January 13, 2004, by and between the Company and Laurus.

4.4[10]	Security Agreement, dated January 13, 2004, by and among the Company, its U.S. subsidiaries, and Laurus.

4.5[10]	Guaranty, dated January 13, 2004, entered into by each of the Company’s U.S. Subsidiaries.

4.6[10]	Intercreditor Agreement, dated January 13, 2004, by and among Althea Limited Partnership, Laurus, the Company and its U.S. subsidiaries.

4.7[10]	Registration Rights Agreement, dated January 13, 2004, by and between the Company and Laurus.

10.1[4]	The Numerex Corp. Savings and Profit Sharing Plan - Summary Plan Description (Management Compensation Plan).

10.2[5]	Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan).

10.3[6]	Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan).

10.4[7]	Registration Agreement between the Company and Dominion dated July 13, 1992.

10.5[6]	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director.

10.6[4]	Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995.

10.7[11]	1999 Long-Term Incentive Plan (Management Compensation Plan).

10.8[8]	Formation Agreement among Numerex Corp., BellSouth Wireless, Inc. and BellSouth Corporation dated February 25, 1998.

10.9[9]	Operating Agreement between Numerex Corp. and BellSouth Wireless, Inc. dated May 15, 1998.

10.10[3]	First Amendment to Operating Agreement of Cellemetry LLC between Numerex Corp. and BellSouth Wireless, Inc. effective as of November 1, 1999.

11[12]	Computation of Earnings Per Share.

21[12]	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

[1]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997 (File No. 0-22920).

[2]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 1998 for the year ended October 31, 1997 (File No. 0-22920).

[3]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920).

[4]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920).

[5]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920).

[6]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794).

[7]	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920).

[8]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1998 (File No. 0-22920).

[9]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1998 (File No. 0-22920).

[10]	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 15, 2004 (File No. 0-22920).

[11]	Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-22920).

[12]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004 for the year ended December 31, 2003 (File No. 0-22920).

(b) Reports on Form 8-K.

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: November 12, 2004	By:	/s/ Alan B. Catherall

Alan B. Catherall,
Chief Financial Officer and Executive Vice President

NUMEREX CORP
INDEX TO FINANCIAL STATEMENTS

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
  Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the “Company”) as of December 31, 2003, and 2002 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of three the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Notes A-24 and L, the accompanying consolidated financial statements as of December 31, 2003 and 2002 and for the three years ended December 31 , 2003 have been amended in order to include more detailed financial information.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 20, 2004, except for Notes A-24
and L as to which the date is October 26, 2004

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

ASSETS

	December 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents (Note A-3)	$734	$2,137
Accounts receivable (net of allowances of $609, and $1,275, respectively (Note A-10)	3,093	4,459
Notes receivable (Notes A-9 and A-10)	99	823
Inventory (Notes A-8 and E)	3,461	5,189
Prepaid taxes (Notes A-7 and G)	24	—
Prepaid expenses & interest receivable	676	976

Total current assets	8,087	13,584
Property and equipment, net (Notes A-5 and F)	1,296	2,475
Goodwill, net (Notes A-4 and A-22)	15,014	10,983
Intangible assets, net (Note A-4)	7,979	8,050
Software, net (Note A-4)	825	1,963
Notes receivable, long term	176	48
Other assets (Note A-11)	593	8

	$33,970	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2003	2002
CURRENT LIABILITIES
Accounts payable	$2,498	$5,238
Note payable, current (Note A-12)	3,500	—
Deferred revenues	775	819
Other accrued liabilities	1,487	1,866
Obligations under capital leases, current portion (Note I)	282	710

Total current liabilities	8,542	8,633
LONG-TERM DEBT
Obligations under capital leases	62	863
MINORITY INTEREST (Note C)	—	—
COMMITMENTS AND CONTINGENCIES
(Notes H and I)
SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000 shares; none issued	—	—
Class A common stock - no par value; authorized 30,000,000 shares; issued 13,181,547 and 13,168,889 shares	36,793	36,769
Class B common stock - no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital	439	439
Treasury stock, at cost, 2,391,400 and 1,766,400 shares	(10,197)	(9,222)
Accumulated other comprehensive income	97	(9)
Retained earnings	(1,766)	(362)

Total shareholders’ equity	25,366	27,615

	$33,970	$37,111

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2003	2002	2001
Net product sales	$7,935	$13,359	$15,347
Net service sales	12,222	11,142	8,911

Total net sales	20,157	24,501	24,258
Cost of product sales (excluding depreciation of $2, $1 and $72 included below)	6,043	9,836	10,674
Cost of services (excluding depreciation and amortization)	4,443	4,116	4,063
Depreciation and amortization	642	328	267

Gross profit	9,029	10,221	9,254
Selling, general, administrative and other expenses	8,371	10,672	10,168
Research and development expenses	905	1,097	2,755
Bad debt expense	551	1,837	542
Depreciation and amortization	1,928	2,184	2,701
Costs related to non-recurring acquisition activity (Note D)	—	1,899	—
Non-recurring employee separation costs (Note D)	—	—	418

Operating loss	(2,726)	(7,468)	(7,330)
Interest income (expense), net	(354)	(199)	483
Gain on sale of business (Note C)	1,712	—	—
Other income	—	—	451
Foreign currency gain/(loss)	56	(13)	—
Minority interest	—	326	3,139

Loss before income taxes	(1,312)	(7,354)	(3,257)
Income taxes (benefit) (Notes A-7 and G)	92	96	(115)

Net loss	(1,404)	(7,450)	(3,142)
Preferred stock dividend	—	240	240

Net loss applicable to common shareholders	$(1,404)	$(7,690)	$(3,382)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment (Note A-17)	106	18	(7)

Comprehensive loss	$(1,298)	$(7,672)	$(3,389)

Basic loss per share (Note A-21)	$(0.13)	$(0.71)	$(0.32)

Diluted loss per share	$(0.13)	$(0.71)	$(0.32)

Weighted average number of shares used in per share calculation (Note A-21):
Basic	10,934	10,766	10,446

Diluted	10,934	10,766	10,446

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

							Accumulated
					Additional		Other
	Preferred	Stock	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Earnings	Total
Balance, December 31, 2000	30	$3,000	12,157	32,064	$370	$(9,222)	$(20)	$10,710	$36,902
Issuance of shares in connection with exercise of stock options	—	—	105	344	—	—	—	—	344
Issuance of shares under Directors Stock Plan	—	—	1	9	—	—	—	—	9
Issuance of shares in connection with Stock Exchange Agreement	—	—	23	173	—	—	—	—	173
Option repricing	—	—	—	—	69	—	—	—	69
Translation adjustment	—	—	—	—	—	—	(7)	—	(7)
Net Loss	—	—	—	—	—	—	—	(3,382)	(3,382)

Balance, December 31, 2001	30	$3,000	12,286	$32,590	$439	$(9,222)	$(27)	$7,328	$34,108
Issuance of shares under Directors Stock Plan			3	12					12
Issuance of shares in connection with exercise of stock options and warrants			255	1,167					1,167
Conversions of Preferred Stock to common shares	(30)	(3,000)	625	3,000					—
Translation adjustment							18		18
Net Loss								(7,690)	(7,690)

Balance, December 31, 2002	—	$—	13,169	$36,769	$439	$(9,222)	$(9)	$(362)	$27,615
Issuance of shares under Directors Stock Plan			12	22					22
Issuance of shares in connection with employee stock purchase plan			1	2					2
Purchase of treasury stock						(975)			(975)
Translation adjustment							106		106
Net Loss								(1,404)	(1,404)

Balance, December 31, 2003	—	$—	13,182	$36,793	$439	$(10,197)	$97	$(1,766)	$25,366

The accompany notes are an integral part of this statement.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,404)	$(7,450)	$(3,142)
Adjustments to reconcile net loss used in operating activities:
Depreciation	1,062	1,312	1,454
Amortization	1,508	1,200	1,514
Bad debt reserves	551	1,837	542
Inventory reserves	272	358	—
Gain on sale of business	(1,712)	—	—
Compensation expense	—	—	12
Minority interest	—	(326)	(3,139)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	1,411	855	(846)
Inventory	775	(470)	(959)
Prepaid expenses & interest receivable	303	69	(1,078)
Other assets	86	61	(33)
Accounts payable	(2,588)	(1,412)	1,566
Income taxes	—	48	(10)
Other accrued liabilities	(533)	1,028	882

Net cash provided by (used in) operating activities	(269)	(2,890)	(3,237)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(107)	(1,075)
Purchase of intangible and other assets	(2,604)	(1,042)	(345)
Proceeds from sale of business	3,197	—	—
Acquisition of minority interest	—	—	(794)

Net cash provided by (used in) investing activities	518	(1,149)	(2,214)

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(In Thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Proceeds from exercise of stock options	$25	$1,177	$362
Proceeds from revolving line of credit	400	—	—
Payments on revolving line of credit	(400)	—	—
Principal payments on capital lease obligations	(1,271)	(420)	(48)
Payment of preferred stock dividends	(480)	—	—

Net cash provided by (used in) financing activities	(1,726)	757	314

Effect of exchange differences on cash	74	18	(29)

Net (decrease) in cash and cash equivalents	(1,403)	(3,264)	(5,166)
Cash and cash equivalents, beginning of year	2,137	5,401	10,567

Cash and cash equivalents, end of year	$734	$2,137	$5,401

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	354	198	(524)
Income taxes	92	97	(115)
Disclosure of non-cash activities:
Capital leases	3	1,755	350

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

3. Cash and Cash Equivalents

For purposes of financial reporting, the Company considers all highly liquid investments purchased with original maturities of less than three months to be cash equivalents. During the quarter ended September 30, 2003, $231,000 of cash previously restricted to support letters of credit was released due to the payment of the underlying obligation. This was related to the sale of Data1Source LLC (see Note C – Investments and Divestitures).

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

	December 31,
(In thousands)	2003	2002
Goodwill	$17,631	$13,600
Purchased and developed software	1,881	2,768
Patents, trade and service marks	11,150	11,125
Intangible and other assets	1,056	284

Total intangible assets	31,718	27,777
Accumulated amortization	(7,900)	(6,781)

Intangible assets, net	$23,818	$20,996

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

6. Impairment of Long-lived Assets

The Company adopted SFAS 142 on January 1, 2002. In connection with the adoption, the Company reviewed the classification of its goodwill and other tangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which will result in reduced expense of approximately $768,000 on an annualized basis in 2002. SFAS 142 also requires that an impairment test be performed on goodwill at least annually. This test requires that the fair value of each reporting unit as a whole be compared to its carrying value including goodwill. If the reporting unit’s fair value exceeds its carrying value, goodwill is not impaired. If, however, the carrying value of the reporting unit exceeds its fair value, a second step of the impairment test is required. This second test requires that an estimate of the implied fair value of goodwill be compared to its carrying amount. If the carrying amount of goodwill exceeds the implied value, the goodwill is impaired and is written down to the implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole, over the fair values that would be assigned to its assets and liabilities in a purchase business combination. The Company tested goodwill for impairment as of January 1, 2002, December 31, 2002 and December 31, 2003 and determined that there was no goodwill impairment at those dates. At December 31, 2003 the Company used its 3 year business plan and calculated a discounted cash flow based on that plan to determine the fair value of the reporting units. As a result, the Company determined that the fair value of its reporting units exceeded their carrying value, thus no impairment was recorded. A similar test was performed at January 1, 2002 and December 31, 2002.

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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

16. Revenue Recognition (Continued)

The Company also recognizes revenue from the provision of ‘multiple element service agreements’, which involve both the supply of product and the provision of services over a multi-year arrangement. Accounting principles for agreements involving multiple elements require the Company to allocate earned revenue to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element, such as design, product supply, product integration, installation, maintenance, support and warranty services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately or could be purchased from an unrelated supplier. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the fair value method. Under these methods, the fair value of the undelivered element is deferred and is recognized ratably over the contract term on an earned basis. In the case of the supply of product the Company maintains title to the product and transfers title at the completion of the contract term.

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

17. Foreign Currency Transactions

While the majority of transactions of the Company and it’s subsidiaries occur in the United States in U.S. dollars, a limited number are made in Canadian dollars, Australian dollars, and British pounds sterling. Such transactions include recurring service revenues billed to customers in Canada that are denominated in Canadian dollars, some transactions between Numerex Corp. and its small subsidiary in Australia are denominated in Australian dollars and occasional purchases from a supplier in England are made in British pounds. Gains and losses from these transactions are included in income as they occur. For the year ended December 31, 2003 the Company had a foreign currency gain of $60,000, and a loss of $49,000 for the years ended December 31, 2002 and 2001.

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

20. Stock-Based Compensation

Effective November 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SF AS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note K).

Had compensation expense for the Company’s aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

	For the years ended December 31,
(In thousands except per share data)	2003	2002	2001
Net loss — as reported	(1,404)	(7,690)	(3,382)
Net loss — pro forma	(2,495)	(8,858)	(4,503)
Loss per share — as reported	(0.13)	(0.71)	(0.32)
Loss per share — pro forma	(0.23)	(0.82)	(0.43)

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

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

21. Earnings (Loss) Per Share — continued

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

For the year ended December 31,
(In thousands except per share data)	2001
Net loss — as reported	$(3,382)
Goodwill amortization	713

Net loss — pro forma	(2,669)
Loss per share — as reported	(0.32)
Loss per share — pro forma	(0.26)

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

22. Recent Accounting Pronouncements (Continued)

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

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. (See Note B-19 - Provisions for Warranty Claims).

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

The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132(R). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and includes several additional disclosures. The additional disclosures apply to both public and private companies, although there is a delayed effective date for private companies. It also amends APB Opinion 28, Interim Financial Reporting, to require certain disclosures about pension and other postretirement benefit plans in interim financial statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

22. Recent Accounting Pronouncements (Continued)

The additional annual disclosures in Statement 132I are required in financial statements of public companies with fiscal years ending after December 15, 2003 (December 31, 2003 financial statements for an entity with a calendar year-end) except for disclosures about estimated future benefit payments and the additional disclosures for foreign plans, which are effective for fiscal years ending after June 15, 2004. The provisions of Statement 132I are effective for nonpublic companies and foreign plans for fiscal years ending after June 15, 2004. The interim-period disclosures are required in interim periods beginning after December 15, 2003 (March 31, 2004 for a calendar year-end company). The adoption of the final interpretation did not have a material impact on its financial statements.

23. Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

24. Amendments to Previously Issued Financial Statements

The Company is amending previously issued financial statements in order to provide more detailed financial information including:

•	an amendment to the Consolidated Statements of Operations to break out product and service revenues and cost of sales, bad debt expense and foreign currency gains and losses,

•	an amendment to the Consolidated Statements of Cash Flows to breakout changes in the bad debt reserves and changes in accounts receivable,

•	amendments to the Notes to the Consolidated Financial Statements, including an update to Note A-6, Impairment of Long-lived Assets to add a more detailed description of the impairment testing process

•	and an amendment to include segment information for the four reporting segments of Wireless Data Communications, Digital Multimedia & Networking, Wireline and unallocated corporate expenses in the Notes to Consolidated Financial Statements, Note L — Geographic Information.

NOTE B — LIQUIDITY

As disclosed in the financial statements, the Company’s operations used significant amounts of cash in 2003. The Company continues to add products and distribution channels for its products and closely monitor its costs, but the Company’s longer-term success will depend upon increased cash flow. At December 31, 2003 the Company had a short-term principal balance due Cingular on its note payable of $3,500,000 (See Note C — Investments and Divestitures). On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of a Convertible Term Note in the principal amount of $4,500,000 (see Note M — Subsequent Events). The proceeds from this note were used to pay the $3,500,000 due Cingular, financing costs, and to provide additional working capital. In order to provide additional short-term liquidity the Company also intends to extend its revolving line of credit. This line of credit was established on March 28, 2003. Alethea Limited Partnership, an entity affiliated with the family of the Company’s chairman and CEO, agreed to provide to Digilog a one-year revolving line of credit for $1,000,000. Under its terms, the line is secured by a lien on all the assets of the Company subsequent to the rights of Laurus Group. Interest on the line of credit is at a rate of ten percent (10%) per annum. There are no restrictions on the use of the line. The minimum amount of any draw under the line is $100,000. The Company guarantees the line of credit. As of December 31, 2003, the Company had full availability to the entire $1,000,000 revolving line of credit.

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE C — INVESTMENTS AND DIVESTITURES

Cellemetry

On May 15, 1998, the Company, Bellsouth Wireless LLC (“BellSouth Wireless”), currently known as Cingular, formerly BellSouth Wireless, Inc., and Bellsouth Corporation completed a transaction whereby Cellemetry LLC (“Cellemetry”) a joint venture between the Company and BellSouth Wireless, was formed. Cellemetry, a Delaware limited liability company, was owned 60% by the Company and 40% by BellSouth Wireless. The parties entered into an operating agreement (the “Operating Agreement”), which deals with, among other things, the conduct of the business of Cellemetry.

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE C — INVESTMENTS AND DIVESTITURES — Continued

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company has agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by March 31, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation is secured by a pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and bears interest at a rate of eight percent (8%) per annum. On September 15, 2003, the Company made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC (see below). Subsequent to December 31, 2003, the Company paid the balance due Cingular of $3,500,000 from the proceeds of long term financing (see Note M — Subsequent Events).

Data1Source

On September 15, 2003, the Company sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met. The resulting gain included in other income in the year ended December 31, 2003 was $1,712,000. Cost associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs including finders’ fees and legal costs. The sale agreement included some indemnification clauses up to a maximum of $500,000 if the Company failed to meet certain commitments. The Company believes that it was adequately provided for such potential indemnifications at December 31, 2003. At closing, certain obligations of the Company were paid. This included the first payment due on the note payable to Cingular (see above) of $1,500,000 and $605,000 payoff of the lease obligation on the software sold with Data1Source. Subsequent to the sale of Data1Source LLC, the Company used a portion of the proceeds to pay off the entire outstanding balance of $400,000 on its revolving line of credit (see Note D — Liquidity). The sale of Data1Source LLC does not meet the requirements to be considered a significant disposition.

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

NOTE E — INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2003	2002
Raw materials	$1,237	$1,346
Work-in-progress	8	20
Finished goods	2,216	3,823

Inventory, net	$3,461	$5,189

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE F — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2003	2002
Leasehold improvements	$461	$461
Plant and machinery	6,838	7,183
Equipment, fixtures and fittings	949	930

Total property and equipment	8,248	8,574
Accumulated depreciation	(6,952)	(6,099)

Property and equipment, net	$1,296	$2,475

NOTE G — INCOME TAXES

For the periods noted below, the provisions for income taxes consists of the following:

	For the years ended
	December 31,
(in thousands)	2003	2002	2001
Current:
Federal	$—	$—	$(115)
State	30	—	—
Foreign	62	96	—
Deferred:
Federal	—	—	—
Foreign	—	—	—

	$92	$96	$(115)

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE G — INCOME TAXES — Continued

The components of the Company’s net deferred tax assets and (liabilities) are as follows:

	December 31,
(In thousands)	2003	2002
Non-Current deferred tax liability:
Differences between book and tax basis of property and equipment	$(192)	$(124)

	(192)	(124)
Current deferred tax asset
Inventories	354	315
Accruals	116	54
Other	325	630

	795	999
Non-Current deferred tax Asset:
Intangibles	798	693
Net operating loss carry forward	5,985	5,223
Tax credit carry forward	1,892	1,892

	8,675	7,808

Net deferred tax asset	9,278	8,683

Valuation allowance	(9,278)	(8,683)

Total	$—	$—

Net operating loss carry forwards for federal and state income taxes available at December 31, 2003, expire as follows:

		Year of
(in thousands)	Amount	Expiration
Federal Operating losses	$5,810	2023
State operating losses	$50,811	2007-2023

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

NOTE J — BENEFIT PLANS

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

Employee Stock Purchase Plan

All employees of the Company and its subsidiaries are entitled to participate in a discounted Employee Stock Purchase Plan. This plan allows employees to elect to have an amount withheld from their pay that is held in an account for the purchase of the Company’s common stock. The plan has two measurement dates per year — July 1 and January 1, which is used to determine the stock price at a 15% discount and number of share issued to the employee. There are a total of 500,000 shares authorized of which 897 were issued in the year ended December 31, 2003 at an average share price of $2.41. The Company had 499,103 shares available to be issued for this plan at December 31, 2003.

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

NOTE K — STOCK OPTION PLANS — Continued

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

NOTE K — STOCK OPTION PLANS — Continued

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

NOTE L — GEOGRAPHIC INFORMATION

Segment Information

Due to improvements in internal management reporting, the Company has amended previously issued financial statements to include segment information for four reporting segments, including unallocated corporate expenses. The four reporting segments are Wireless Data Communications, which is made up of all the Company’s wireless machine-to-machine communications products and services, Digital Multimedia and Networking, which includes the Company’s networking products and services and video conferencing products, Wireline, which is the Company’s wire-line security detection products and services, and unallocated corporate expenses.

The internal management reporting for the year ended December 31, 2003 included additional financial information for the Wireless Data Communications brands of Uplink Security, Cellemetry, Mobile Guardian, Vending, Numerex Solutions and Data1Source and were aggregated under this reportable segment. For the year ended December 31, 2003, certain economic characteristic, specifically gross margins, were not similar for this period for all brands and, therefore, would appear to preclude the operating segments from being aggregated. However, management believes these characteristics will converge over the long-term for the following reasons. The Company has one wireless communications network and one group of employees that support all brands, thus the service cost structure is the same. The service pricing methodology is similar across these brands, thus the service long-term gross margins are expected to be similar and are generally higher than product gross margins. The products all perform similar functions of transmitting receiving data via the Cellemetry wireless communications network and are made of similar components, thus the individual product costs are similar. The product pricing methodology is also similar among all the Wireless Data Communications brands, which generally have lower gross margins in order to be competitive in the market and to encourage connections so that the Company can obtain the associated monthly recurring service revenue that is at higher gross margins. Then the newer brands total long-term gross margins are expected to converge with the older more established brands because as the new brands gain more and more connections and recurring service revenues, their long-term gross margins are expected to improve as their service revenues make up a greater and greater portion of the total revenues for the particular brand.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE L — GEOGRAPHIC INFORMATION (continued)

	Year Ended December 31, 2003
		Digital
	Wireless Data	Multimedia &
(in thousands)	Communications	Networking	Wireline	Total
Revenues from external customers	$12,687	$6,164	$1,306	$20,157
Interest income	3	11	2	16
Interest expense	38	86	—	124
Depreciation and amortization	1,709	579	107	2,395
Income tax expense	23	3	66	92
Gain on sale of assets	1,712	—	—	1,712
Segment profit/(loss)	(1,947)	320	468	(1,159)
Segment assets	21,763	9,514	1,562	32,839

	Year Ended December 31, 2002
		Digital
	Wireless Data	Multimedia &
(in thousands)	Communications	Networking	Wireline	Total
Revenues from external customers	$14,209	$9,354	$938	$24,501
Interest income	1	3	2	6
Interest expense	93	138	—	231
Depreciation and amortization	1,768	618	18	2,404
Income tax expense	96	—	—	96
Segment profit/(loss)	(7,125)	(1,057)	786	(7,396)
Segment assets	22,042	10,927	1,088	34,057

	Year Ended December 31, 2001
		Digital
	Wireless Data	Multimedia &
(in thousands)	Communications	Networking	Wireline	Total
Revenues from external customers	$11,344	$11,644	$1,270	$24,258
Interest income	—	157	3	160
Interest expense	32	—	—	32
Depreciation and amortization	1,814	1,037	29	2,880
Income tax expense	(4)	—	—	(4)
Segment profit/(loss)	(6,634)	450	499	(5,685)
Segment assets	24,005	11,802	1,091	36,898

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

     NOTE L — GEOGRAPHIC INFORMATION (continued)

Reconciliation of segment items to consolidated amounts:      (in thousands)

Net Loss

	Year ended December 31,
	2003	2002	2001
Total loss for reportable segments	$(1,159)	$(7,396)	$(5,685)
Unallocated corporate expenses	245	380	596
Minority interest share of losses	—	326	3,139

Net loss	$(1,404)	$(7,450)	$(3,142)

Assets

	Year ended December 31,
	2003	2002	2001
Total assets for reportable segments	$32,839	$34,057	$36,898
Elimination of receivables from corporate	(358)	(338)	—
Other unallocated assets	1,489	3,392	6,076

Consolidated total assets	$33,970	$37,111	$42,974

Other Significant Items

	Segment	Unallocated	Consolidated
	Totals	Corporate	Totals
Year Ended December 31, 2003
Interest income	$16	$17	$33
Interest expense	124	263	387
Net interest expense	108	246	354
Depreciation and amortization	2,395	175	2,570
Income tax expense	92	—	92
Gain on sale of assets	1,712	—	1,712

Year Ended December 31, 2002
Interest income	6	39	45
Interest expense	231	13	244
Net interest income/(expense)	(225)	26	(199)
Depreciation and amortization	2,404	108	2,512
Income tax expense	96	—	96

Year Ended December 31, 2001
Interest income	160	357	517
Interest expense	32	2	34
Net interest income	128	355	483
Depreciation and amortization	2,880	88	2,968
Income tax expense	(4)	(111)	(115)

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE L — GEOGRAPHIC INFORMATION (continued)

Information about the Company’s operations in different geographic areas for the years ended December 31, 2003, 2002, and 2001 respectively, are as follows: (In thousands)

	U.S.	Australia	Consolidated
Net sales:
2003 - year	$19,513	$644	$20,157
2002 - year	24,213	288	24,501
2001 - year	23,907	351	24,258
Operating profit (loss):
2003 - year	$(2,911)	$185	$(2,726)
2002 - year	(7,553)	85	(7,468)
2001 - year	(7,353)	23	(7,330)
Identifiable assets:
2003 - year	$32,757	$1,213	$33,970
2002 - year	37,057	54	37,111
2001 - year	42,613	361	42,974

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

NOTE M — SUBSEQUENT EVENTS

On January 13, 2004, the Company completed a private placement to Laurus of (i) a Convertible Term Note in the principal amount of $4,500,000 (the “Company Note”), and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Company Note, the “Securities”) to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share (“Common Stock”). The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to BellSouth Personal Communications LLC (see Note C — Investments and Divestitures) and to provide additional working capital. The Company Note has a term of three years maturing on January 12, 2007 and is secured by substantially all of the assets of the Company and its U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of the Company’s U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Company Note at an annual rate of 8%, and interest and principal may be paid by the Company in either cash or in Common Stock. The Company may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Company Note, and any accrued interest, may be converted by Laurus into the Company’s Common Stock at a price equal to $4.56 per share (the “Fixed Conversion Price”), subject to certain limitations. If the amount due and payable is paid by the Company using Common Stock, the number of shares to be issued to Laurus by the Company will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Company Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Company Note) has occurred, Laurus may not voluntarily convert, on a month to month basis, a portion of the Company Note that exceeds 10% of that number of shares of the Company traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. The Company has also agreed to register all of the Common Stock that can be issued to Laurus pursuant to the Securities, as described in the Registration Rights Agreement between the Company and Laurus. The Company is required to register these Securities within six months from January 13, 2004. Failure to do so would lead to monthly penalties for the next six months and if the Company fails to register the Securities after one year, Laurus has the right to require full payment of the unpaid principal and interest and can invoke its rights under the security agreement.

Report of Independent Certified Public Accountants

To the Shareholders and Board of
  Directors of Numerex Corp. and Subsidiaries

In connection with our audit of the consolidated financial statements of Numerex Corp. and Subsidiaries referred to in our report dated February 20, 2004, except for Notes A-24 and L as to which the date is October 26, 2004, which is included in the Part IV of this Form 10-K/A, we have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 20, 2004

S-1

SCHEDULE II

NUMEREX CORP.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at	Charged to			Balance at
	beginning of	costs and			end of
Description	Period	expenses	Deductions		Period
Year ended December 31, 2003:
Accounts receivable
Allowance for uncollectible accounts	1,275	551	(1,217	)(a)	609
Inventory
Allowance for obsolescence	776	272	(367	)(b)	681
Year ended December 31, 2002:
Accounts receivable
Allowance for uncollectible accounts	534	1,837 (c)	(1,096	)(a)	1,275
Inventory
Allowance for obsolescence	931	358	(513	)(b)	776
Year ended December 31, 2001:
Accounts receivable
Allowance for uncollectible accounts	431	542	(439	)(a)	534
Inventory
Allowance for obsolescence	1,020	—	(89	)(b)	931

(a) Amounts written off as uncollectible, net of recoveries.

(b) Inventory physically disposed.

(c ) The Company experienced a significant increase in bad expense due to an increase in customers not being able to pay as a result of significant weakening of economic conditions in the communications industry.

S-2