Form 10-Q/A
period 2004-03-31
NUMEREX CORP /PA/
filed 2004-11-12
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ]      No [X]

As of May 4, 2004, an aggregate of 10,796,606 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

The Company is filing this 10-Q/A in order to provide more detailed financial information including an update to the statement of operations to break out product and service revenues and cost of sales, bad debt expense and foreign currency gains and losses. Management’s discussion and analysis of financial condition and results of operations were also updated for these changes. Additionally, the Notes to Consolidated Financial Statements were updated to include segment information for four reporting segments of Wireless Data Communications, Digital Multimedia & Networking, Wireline and unallocated corporate expenses under Note E – Geographic Information.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003	2
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three-month periods ended March 31, 2004 and 2003	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2004 and 2003	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Part II. OTHER INFORMATION	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature Page	19
Certifications	20
Exhibits
SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,327	$734
Accounts receivable, net of allowances of $604 and $609, respectively	3,124	3,093
Notes receivable, net (Note B-5)	91	99
Inventory, net of reserves of $752 and $681, respectively (Note B-4)	2,975	3,461
Prepaid expenses & interest receivable	847	700

TOTAL CURRENT ASSETS	8,364	8,087
Property and equipment, net	1,185	1,296
Goodwill, net (Note B-2)	15,014	15,014
Intangible assets, net	7,758	7,979
Software, net	707	825
Notes receivable, long term (B-5)	145	176
Other assets (Note B-6)	747	593

TOTAL ASSETS	$33,920	$33,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,407	$2,498
Income taxes (Note B-3)	—	—
Other current liabilities
Deferred revenues	916	775
Other accrued liabilities	1,250	1,487
Note Payable, current portion (Note B-7)	500	3,500
Obligations under capital leases, current portion	269	282

TOTAL CURRENT LIABILITIES	5,342	8,542
LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	2	62
Note Payable, long-term portion (Note B-7)	3,806	—

TOTAL LONG TERM LIABILITIES	3,808	62
SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000 shares, none issued	—	—
Class A common stock - no par value; authorized 30,000,000 shares; issued 13,184,570 and 13,181,547 shares, respectively	36,810	36,793
Class B common stock - no par value; authorized 5,000,000 shares; none issued	—	—
Additional paid-in capital (Note B-8)	680	439
Treasury stock, at cost, 2,391,400 on March 31, 2004 and December 31, 2003	(10,197)	(10,197)
Accumulated other comprehensive income	28	97
Retained earnings	(2,551)	(1,766)

TOTAL SHAREHOLDERS’ EQUITY	24,770	25,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,920	$33,970

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the three month period
	ended March 31,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Net product sales	$1,894	$1,570
Net service sales	2,876	3,117

Total net sales	4,770	4,687
Cost of product sales (excluding depreciation of $1 and $1)	1,621	1,223
Cost of services (excluding depreciation and amortization)	919	1,231
Depreciation and amortization	109	180

Gross profit	2,121	2,053
Selling, general, administrative and other expenses	2,276	2,235
Research and development expenses	277	298
Bad debt expense	48	152
Depreciation and amortization	424	489

Operating loss	(904)	(1,121)
Interest income/(expense), net	(133)	(21)
Foreign currency gain (loss)	(2)	44
Gain on sale of business unit	250	—

Loss before income taxes	(789)	(1,098)
Income taxes (Note B-7)	(4)	19

Net loss	(785)	(1,117)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(69)	—

Comprehensive loss	$(854)	$(1,117)

Basic loss per share	$(0.07)	$(0.10)

Diluted loss per share	$(0.07)	$(0.10)

Number of shares used in per share calculation:
Basic	10,792	11,384

Diluted	10,792	11,384

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE E – GEOGRAPHIC INFORMATION

Below is selected profit and loss information for the Company’s reporting segments of Wireless Data Communications, which is the Company’s wireless machine-to-machine communications products and services, Digital Multimedia & Networking, which consists of the Company’s networking products and services and video conferencing equipment, and Wireline, which provides wired communications security detection products and services.

Segment information

		Digital
	Wireless Data	Multimedia
(in thousands)	Communications	& Networking	Wireline	Total
For the three-month period ended March 31, 2004
Revenues from external customers	$3,413	$1,029	$328	$4,770
Segment profit/(loss) before tax	(382)	(326)	107	(601)
For the three-month period ended March 31, 2003
Revenues from external customers	$2,886	$1,546	$255	$4,687
Segment profit/(loss) before tax	(1,055)	(143)	61	(1,137)

The company allocates its budgeted corporate expenses based on budgeted revenues. These allocations are adjusted to actual corporate expenses allocated based on actual revenues at year-end.

Reconciliation of segment items to consolidated amounts:

(in thousands)
	Three-month period ended March 31,
Net Loss	2004	2003
Total loss for reportable segments	$(601)	$(1,137)
Unallocated corporate expenses	184	(20)

Loss before income taxes	$(785)	$(1,117)

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

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Month Period Ended
	March 31,
			%
	2004	2003	Change
Net sales:
Wireless Data Communications
Product	$1,423	$1,027	38.6%
Service	1,990	1,859	7.0%

Sub-total	3,413	2,886	18.3%
Digital Multimedia and Networking
Product	320	504	-36.5%
Service	709	1,042	-32.0%

Sub-total	1,029	1,546	-33.4%
Wireline Security
Product	151	39	287.2%
Service	177	216	-18.1%

Sub-total	328	255	28.6%
Total net sales
Product	1,894	1,570	20.6%
Service	2,876	3,117	-7.7%

Total net sales	4,770	4,687	1.8%
Cost of product sales (excluding depreciation)	1,621	1,223	32.5%
Cost of services (excluding depreciation and amortization)	919	1,231	-25.3%
Depreciation and amortization	109	180	-39.4%

Gross profit	2,121	2,053	3.3%
%	44.5%	43.8%
Selling, general, administrative and other expenses	2,276	2,235	1.8%
Research and development expenses	277	298	-7.0%
Bad debt expense	48	152	-68.4%
Depreciation and amortization	424	489	-13.3%

Operating loss	$(904)	$(1,121)	19.4%

Loss before income taxes	$(789)	$(1,098)	28.1%

Net loss	$(785)	$(1,117)	29.7%

Basic loss per share	$(0.07)	$(0.10)

Weighted average shares outstanding	10,792	10,729

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended
	March 31,
	2004	2003
Net sales:
Wireless Data Communications
Product	29.8%	21.9%
Service	41.7%	39.7%

Sub-total	71.6%	61.6%
Digital Multimedia and Networking
Product	6.7%	10.8%
Service	14.9%	22.2%

Sub-total	21.6%	33.0%
Wireline Security
Product	3.2%	0.8%
Service	3.7%	4.6%

Sub-total	6.9%	5.4%
Total net sales
Product	39.7%	33.5%
Service	60.3%	66.5%

Total net sales	100.0%	100.0%
Cost of product sales (excluding depreciation)	34.0%	26.1%
Cost of services (excluding depreciation and amortization)	19.3%	26.3%
Depreciation and amortization	2.3%	3.8%

Gross profit	44.5%	43.8%
Selling, general, administrative and other expenses	47.7%	47.7%
Research and development expenses	5.8%	6.4%
Bad debt expense	1.0%	3.2%
Depreciation and amortization	8.9%	10.4%

Operating loss	-19.0%	-23.9%

Loss before income taxes	-16.5%	-23.4%

Net loss	-16.5%	-23.8%

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

     During the three-month period ended March 31, 2004, service revenues increased over the same period in 2003 by 7.0%, or $131,000 even though the Company sold its short messaging service Data1Source in September 2003. This increase was primarily due to an increase in connections to the Company’s network. Revenues from connections to the Company’s network increased 34.6% for the three-month period ended March 31, 2004 compared to the same period in 2003. This increase in service revenues was primarily due to an increase in the number of connections on the Company’s Cellemetry wireless network, mostly related to security monitoring. Additionally, the Company continued its introduction of its VendView product. The Company continues to focus on increasing connections to its network due to the recurring nature of the service revenues.

     Net sales from Digital Multimedia and Networking decreased 33.4% to $1,029,000 for the three-month period ended March 31, 2004 compared to $1,546,000 for the three-month period ended March 31, 2003. The decrease in revenues compared to the same period in the prior year was due to a 32.0% decrease in service revenues primarily relating to integration and installation services as well as a 36.5% decrease in product sales primarily in Digital Multimedia. The decline in integration and installation services was due to a reduction in capital spending by telecommunications customers in the three-month period ended March 31, 2004 compared to the same period in 2003. While these service orders have shown signs of improvement in the second quarter of 2004, we cannot predict the whether our telecommunications customers will continue their capital spending. The decrease in Digital Multimedia product sales was primarily due to a decrease in PowerPlay purchases by distance learning customers. Capital spending by distance learning customers is largely controlled by government entities and, as a result, is difficult to predict. In addition, sales of IPContact, the Company’s high performance desktop videoconferencing software package, are intended further to supplement the distance learning sales opportunities.

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

     Cost of product sales increased 32.5% to $1,621,000 for the three-month period ended March 31, 2004 as compared to $1,223,000 for the three-month period ended March 31, 2003. The increase in cost of sales was the result of increased product cost of sales due to higher product sales volume in the Wireless Data Communications and Wireline Security.

     Cost of services decreased 25.3% to $919,000 for the three-month period ended March 31, 2004 as compared to $1,231,000 for the three-month period ended March 31, 2003. This decrease was due to lower service revenue volume in Digital Multimedia and Networking and Wireline Security as well changes in the mix of services sold from lower margin services towards higher margin services in Wirless Data Communications.

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

     Selling, general, administrative and other expenses increased 1.8% to $2,276,000 for the three-month period ended March 31, 2004 as compared to $2,235,000 for the three-month period ended March 31, 2003. This increase was primarily due to increased in compensation costs, as the Company continued to increase sales efforts of its MobileGuardian and VendView products. These increases were partially offset by decreased promotional expenses as the Company incurred additional promotion expenses when it introduced the MobileGuardian product in March of 2003. The Company did not incur these same promotional expenses during the three-month period ended March 31, 2004.

     Research and development expenses decreased to $277,000 for the three-month period ended March 31, 2004 as compared to $298,000 for the three-month period ended March 31, 2003. The decrease of research and development expenses occurred as a result of reductions in research and development personnel.

     Bad debt expense decreased 68.4% to $48,000 for the three-month period ended March 31, 2004 as compared to $152,000 for the three-month period ended March 31, 2003. Bad debt expense decreased as collections improved and the number and amount of past due accounts receivable balances decreased.

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

     Interest expense, (net) for the three-month period ended March 31, 2004 was $133,000 compared to $21,000 for the three-month period ended March 31, 2003. This increase in net interest expense and other expense was primarily the result of interest expense on the $4,500,000 the Company received from a convertible note payable to Laurus Master Fund on January 15, 2004. (For a discussion of the note payable to Laurus, see Note B-7 (Note Payable) to the consolidated financial statements). This note payable interest expense is in addition to the interest expense on capital leases incurred both in 2004 and 2003.

     The Company incurred foreign currency losses of $2,000 in the three-month period ended March 31, 2004 compared to a foreign currency gain of $44,000 during the same period in 2003. The foreign currency gains and losses are primarily the result of transactions with Canadian customers. The U.S. dollar was more stable in the first quarter of 2004 versus the Canadian dollar, which compares to a weakening of the U.S. dollar versus the Canadian dollar during the same period in 2003.

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

     As a result of continuing operating losses, the Company’s operations used significant amounts of cash in 2003 and used cash in the three-month period ended March 31, 2004. The Company continues to add products and distribution channels for its products, and the Company’s longer-term success will depend upon a reduction in operating losses and an increase in cash flow. In addition to obtaining a replacement line of credit, the Company is also considering other sources of funding, including the sale of certain non-core assets. In the absence of additional funding, the Company believes that its available cash reserves will be sufficient to fund operations until the end of 2004.

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

Part II. OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 1 to Numerex Corp.’s quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.

(Registrant)

Date: November 12, 2004	/s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date: November 12, 2004	/s/ Alan B. Catherall

ALAN B. CATHERALL
Chief Financial Officer,
Executive Vice President, and
Principal Financial and Accounting Officer