Form 10-Q
period 2004-09-30
NUMEREX CORP /PA/
filed 2004-11-15
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
SEPTEMBER 30, 2004	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes    -x-        No ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ---        No   -x-

As of November 8, 2004, an aggregate of 10,802,152 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Number of Shares)
	September 30,
ASSETS	2004	December 31,
	(UNAUDITED)	2003
CURRENT ASSETS
Cash and cash equivalents	$1,402	$734
Accounts receivable, net of allowances of $619
and $609, respectively	4,323	3,093
Notes receivable, net	91	99
Inventory, net of reserves of $969 and $681, respectively (Note B-4)	2,078	3,461
Prepaid expenses & interest receivable	791	700
TOTAL CURRENT ASSETS	8,685	8,087

Property and equipment, net	931	1,296
Goodwill, net (Note B-2)	15,014	15,014
Intangible assets, net	7,421	7,979
Software, net	604	825
Notes receivable, long term (B-5)	42	176
Other assets (Note B-6)	876	593

TOTAL ASSETS	$33,573	$33,970
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,418	$2,498
Income taxes (Note B-3)	-	-
Other current liabilities
Deferred revenues	815	775
Other accrued liabilities	1,311	1,487
Note Payable, current portion (Note B-7)	1,429	3,500
Obligations under capital leases, current portion	115	282
TOTAL CURRENT LIABILITIES	7,088	8,542

LONG-TERM DEBT
Obligations under capital leases and other long term liabilities	2	62
Note Payable, long-term portion (Note B-7)	2,692	-
TOTAL LONG TERM LIABILITIES	2,694	62

SHAREHOLDERS' EQUITY
Preferred stock - no par value; authorized 3,000,000, none issued	-	-
Class A common stock - no par value; authorized 30,000,000
shares; issued 13,191,328 and 13,181,547 shares, respectively	36,810	36,793
Class B common stock - no par value; authorized
5,000,000 shares; none issued	-	-
Additional paid-in capital (Note B-8)	749	439
Treasury stock, at cost, 2,391,400 on September 30, 2004 and
December 31, 2003	(10,197)	(10,197)
Accumulated other comprehensive income	13	97
Retained earnings	(3,584)	(1,766)
TOTAL SHAREHOLDERS' EQUITY	23,791	25,366
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,573	$33,970

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the three month period		For the nine month period
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net product sales	$2,852	$2,346	$7,015	$5,556
Net service sales	3,320	3,110	9,678	9,306
Total net sales	6,172	5,456	16,693	14,862

Cost of product sales (excluding depreciation of $1 for the
three-month periods and $2 for the nine-month periods included below)	2,043	1,731	5,529	4,260
Cost of services (excluding depreciation and amortization)	1,395	1,158	3,595	3,353
Depreciation and amortization	87	181	297	534
Gross profit	2,647	2,386	7,272	6,715

Selling, general, administrative and
other expenses	2,054	2,060	6,617	6,376
Research and development expenses	205	261	684	846
Bad debt expense	132	150	297	451
Depreciation and amortization	411	480	1,245	1,474
Operating loss	(155)	(565)	(1,571)	(2,432)

Interest income (expense)	(163)	(127)	(446)	(278)
Foreign currency gain (loss)	(3)	(5)	(34)	75
Gain on sale of business unit (Note C)	-	1,712	250	1,712
Earnings (loss) before income taxes	(321)	1,015	(1,801)	(923)

Income taxes (Notes B-3)	19	23	18	56
Net earnings (loss)	(340)	992	(1,819)	(979)

Other comprehensive earnings (loss), net of income taxes
Foreign currency translation adjustment	(13)	10	(84)	55

Comprehensive earnings (loss)	$(353)	$1,002	$(1,903)	$(924)

Basic earnings (loss) per share (Note B-10)	$(0.03)	$0.09	$(0.17)	$(0.09)
Diluted earnings (loss) per share (Note B-10)	$(0.03)	$0.09	$(0.17)	$(0.09)

Number of shares used in per share calculation:
Basic	10,799	10,787	10,795	10,983
Diluted	10,799	10,878	10,795	10,983

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the nine month period
	ended September 30,
Cash flows from operating activities:	2004	2003
Net loss	$(1,819)	$(979)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	517	850
Amortization	1,040	1,159
Bad debt reserves	297	450
Inventory reserves	288	193
Gain on sale of business unit	(250)	(1,712)

Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(1,520)	1,258
Inventory	1,095	607
Prepaid expense & interest receivable	(14)	424
Accounts payable	920	(2,425)
Other accrued liabilities	(25)	(103)
Net cash provided by (used in) operating activities	529	(278)

Cash flows from investing activities:
Purchase of property and equipment	(152)	(59)
Purchase of intangible and other assets	(2,773)	(2,341)
Proceeds from sale of business unit	200	3,197
Increase (decrease) in deposit and long term receivables	89	(41)
Net cash provided by (used in) investing activities	(2,636)	756

Cash flows from financing activities:
Proceeds from exercise of stock options	16	11
Purchase of treasury stock	(975)	-
Principal payments on capital lease obligations	(208)	(1,201)
Proceeds from long term borrowings	4,270	-
Principal payments on long term borrowings	(234)	-
Proceeds from line of credit	-	400
Principal payments on line of credit	-	(400)
Payment of preferred stock dividends	-	(480)
Net cash provided by (used in) financing activities	2,869	(1,670)

Effect of exchange differences on cash	(94)	60
Net increase (decrease) in cash and cash equivalents	668	(1,132)
Cash and cash equivalents, beginning of period	734	2,137
Cash and cash equivalents, end of period	$1,402	$1,005

Supplemental Disclosure of Cash Flow Information
Disclosure of non-cash:
Note Payable	$-	$3,500
Purchase of Treasury Stock	$-	$975
Purchase of minority interest in Cellemetry	$-	$2,525
Inventory sold based on revenue share, transferred to other assets	$-	$716

The accompanying notes are an integral part of these statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is also made to Numerex Corp.’s (the "Company’s") Annual Report on Form 10-K as amended for the year ended December 31, 2003 and the consolidated financial statements contained therein.

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

4.    Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:
(in thousands)
	September 30,	December 31,
	2004	2003

Raw materials	$1,162	$1,237
Work-in-progress	18	8
Finished goods	898	2,216
	$2,078	$3,461

5. Notes Receivable

The Company had $133,000 of notes receivable ($91,000 short term and $42,000 long term) at September 30, 2004 and $275,000 ($99,000 short term and $176,000 long term) at December 31, 2003. These notes are payable to the Company in installments for periods ranging from 9 to 48 months. For purposes of valuation, the collectability of notes receivable and accounts receivable is evaluated separately and any required allowance is held in total under accounts receivable allowance for doubtful accounts.

6.    Other Assets

In May 2003, the Company shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the "Agreement") with this customer. The Agreement allows the customer to generate additional revenues by providing additional services to its customers. The Company will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), it must meet certain obligations under the Agreement or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company is recognizing revenue on the sale of the equipment equal to the payments received from this customer from this revenue share. The Company also recognized cost of sales equal to the payments received from the customer and reduced the value of this asset. While the Company only received its first payments from this customer in September 2004, the Company and our customer in Australia continue to promote the new service now that the installation has been completed and tested. Currently the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.

7.    Note Payable

On January 13, 2004, the Company completed a private placement to Laurus Master Fund, Ltd. ("Laurus") of (i) a Convertible Term Note in the principal amount of $4,500,000 (the "Company Note"), and (ii) a Common Stock Purchase Warrant (the "Warrant" and together with the Company Note, the "Securities") to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share ("Common Stock"). The Company used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to Cingular (see Note C - Investments) and to provide additional working capital. The Company Note has a term of three years maturing on January 12, 2007, and is secured by substantially all of the assets of the Company and its U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of the Company’s U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Company Note at an annual rate of 8%, and interest and principal may be paid by the Company in either cash or in Common Stock. The Company may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Company Note, and any accrued interest, may be converted by Laurus into the Company’s Common Stock at a price equal to $4.56 per share (the "Fixed Conversion Price"), subject to certain limitations. If the amount due and payable is paid by the Company using Common Stock, the number of shares to be issued to Laurus by the Company will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Company Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Company Note) has occurred, Laurus may not voluntarily convert, on a month to month basis, a portion of the Company Note that exceeds 10% of that number of shares of the Company traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. The Company has also agreed to register all of the Common Stock that can be issued to Laurus pursuant to the Securities, as described in the Registration Rights Agreement between the Company and Laurus. The total potential common shares that could be issued relating to this transaction are 1,400,980. The Company is required to register these Securities and have the registration declared effective by August 13, 2004. If the registration statement has not been declared effective by August 13, 2004, then for each 30 day period thereafter (or portion thereof), the Company must issue to Laurus warrants covering 15,000 shares of the Company’s common stock (at an exercise price of $5.99). As of September 30, 2004, these warrants totaled 38,000 (See Note B-8 - Shareholders’ Equity). Currently, the Company does not anticipate that the issuance of such warrants will have an adverse affect on the Company’s capital structure. If the registration statement is not declared effective by January 13, 2005, then Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Note and invoke its right to the collateral under a related security agreement.

8.    Shareholders’ Equity

Shareholders’ Equity decreased by $287,000 and $1,575,000 in the three-month and nine-month periods ending September 30, 2004, respectively. For the three-month period the decrease in Shareholders’ Equity was attributable to the net loss of $340,000 and foreign currency translation of $16,000, partially offset by an increase in additional paid-in capital of $69,000. For the nine-month period ended September 30, 2004, Shareholder’s Equity decreased due to the net loss of $1,819,000 for the nine-month period, foreign currency translation of $83,000 and was partially offset by the valuation of the warrants issued of $241,000 and by the valuation of the warrants valued at $69,000 issued for late registration of the securities, both related to the Company Note (See Note B-7 - Note Payable). The Company valued these warrants using a Black-Scholes model, which was used to allocate a portion of the Company Note to Additional Paid-in Capital. The $241,000 was offset against the Note Payable as discount and will be amortized to interest expense over the term of the Company Note of three years and the $69,000 was included in deferred financing costs and is also being amortized to interest expense over the term of the note. The decrease in Shareholders’ Equity for the nine-month period ended September 30, 2004 was also partially offset by $17,000 relating to the issuance of 8,781 shares of Class A Common Stock of the Company under the employee and director stock purchase plan.

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

	For the three months		For the nine months
(In thousands except per share data)	ended September 30,		ended September 30,
	2004	2003	2004	2003

Net loss - as reported	$(340)	$992	$(1,819)	$(979)
Net loss - pro forma	(730)	701	(2,988)	(1,851)
Loss per share - as reported	(0.03)	0.09	(0.17)	(0.09)
Loss per share - pro forma	(0.07)	0.06	(0.28)	(0.17)

10.    Loss Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes APB No. 15, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share as well as other disclosures. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

For the three-month and nine-month periods ended September 30, 2004 and nine-month period ended September 30, 2003, the Company's potential common shares have an anti-dilutive effect on loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options, convertible debt and warrants that would be used to determine diluted loss per share were 168,000 and 91,000 for the three-month periods ended September 30, 2004 and 2003, respectively and 181,000 and 46,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

12.    Savings and Investment Plan

The Company sponsors a 401k savings and investment plan, that covers all of the employees of Numerex Corp. and its subsidiaries who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. The Company contributed an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. The Company’s contribution is made in cash on a monthly basis. Matching contributions made by the Company vest over a three-year period at a rate of 33% per year. Approximately $18,000 and $14,000 were expensed for the quarters ended September 30, 2004 and September 30, 2003, respectively and $53,000 and $44,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

13.    Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C - INVESTMENTS AND DIVESTITURES

On September 15, 2003, the Company sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria were met. The resulting gain included in other income in the three-month and nine-month periods ended September 30, 2003 was $1,712,000. Cost associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs, including finder’s fees and legal costs. At closing, certain obligations of the Company were paid. These costs included the first payment due on the note payable to Cingular (see below) of $1,500,000 and a $605,000 payoff of the lease obligation on the software sold with Data1Source. Subsequent to the sale of Data1Source LLC, the Company used a portion of the proceeds to pay off the entire outstanding balance of $400,000 on its revolving line of credit. The sale of Data1Source LLC did not meet the requirements to be considered a significant disposition. In March 2004, the Company received the contingent payment on the sale of Data1Source LLC because the criteria specified in the agreement had been met, accordingly the Company recognized an additional $250,000 gain on the sale during the nine-month period ended September 30, 2004.

On March 28, 2003, the Company acquired Cingular’s interest in Cellemetry and the 625,000 shares of the Company’s stock owned by Cingular for $5,000,000. Under the terms of the agreement, the Company agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by September 30, 2004 and $1,500,000 by December 15, 2004. The Company’s obligation was secured by the pledge of the stock of all the Company’s subsidiaries (except Digilog) and a lien on the assets of all the Company’s subsidiaries (except Digilog) and accrued interest at a rate of eight percent (8%) per annum. On September 15,
2003, the Company made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC and paid the remaining balance on January 13, 2004 from a portion of the proceeds from the term note payable to Laurus Master Fund, Ltd. (see Note B-7 - Note Payable).

NOTE D - LIQUIDITY

While the Company’s operations provided cash during the nine-month period ended September 30, 2004, the Company continues to generate operating losses, and the Company's operations used significant amounts of cash in 2003. The Company continues to add products and distribution channels for its products, and the Company's long-term success will depend upon further reductions in operating losses and further increases in positive cash flow. At December 31, 2003 the Company had a short-term principal balance due Cingular on its note payable of $3,500,000 (See Note C - Investments and Note B-7 - Note Payable). The proceeds from the Company Note were used to pay the $3,500,000 due Cingular, financing costs, and to provide additional working capital (which resulted in increased cash balance at September 30, 2004 versus December 31, 2003). Under the financing agreement on the Company Note, the Company only paid interest during the first six-months of 2004. The Company began paying interest and principal on the Company Note during the second half of 2004. Laurus has the option to convert the note payable into the Company’s common stock if the stock price is greater than $4.56. If the trading price of the Company’s common stock exceeds certain thresholds, the Company has the right to repay principal and interest due under the Company Note using the Company’s common stock.

The Company believes that the combination of the convertible long-term debt, and reduction in operating losses will be sufficient to meet the Company's operating requirements through at least December 31, 2004. This belief could be affected by future operating losses in excess of expectations, a material adverse change in the Company’s operating business or a default under the Company Note. The Company is also considering other sources of funding, including the sale of certain non-core assets.

NOTE E - GEOGRAPHIC INFORMATION

Segment Information

Below is segment information for reportable segments of Wireless Data Communications which is made up of all the Company’s wireless machine-to-machine communications products and services, Digital Multimedia and Networking which includes the Company’s networking products and services and video conferencing products, Wireline which are the Company’s wire-line security detection products and services, and unallocated corporate expenses.

These are no inter-segment revenues and there were no material changes in assets from the year ended December 31, 2003.

(in thousands)	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total
For the three-month period ended, September 30, 2004
Revenues from external customers	$3,636	$2,350	$186	$6,172
Segment profit/(loss) before tax	(328)	333	(31)	(26)

For the three-month period ended, September 30, 2003
Revenues from external customers	$3,193	$1,842	$421	$5,456
Gain on sale of assets	1,712	-	-	1,712
Segment profit/(loss) before tax	783	139	187	1,109

For the nine-month period ended, September 30, 2004
Revenues from external customers	$10,498	$5,351	$844	$16,693
Gain on sale of assets	250	-	-	250
Segment profit/(loss) before tax	(1,212)	164	92	(956)

For the nine-month period ended, September 30, 2003
Revenues from external customers	$9,232	$4,592	$1,038	$14,862
Gain on sale of assets	1,712	-	-	1,712
Segment profit/(loss) before tax	(802)	(265)	442	(625)

Budgeted corporate expenses are allocated to the segments based on budgeted revenues.

Reconciliation of segment items to consolidated amounts: (in thousands)
Net Loss	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Total loss for reportable segments	$(26)	$1,109	$(956)	$(625)
Unallocated corporate expenses	295	94	845	298
Loss before income taxes	$(321)	$1,015	$(1,801)	$(923)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Numerex Corp. ("we" or the "Company") is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. The Company’s primary focus is wireless data communications utilizing proprietary network technologies.

The third quarter of 2004 continued the sound growth that we have seen from our wireless data products and services. After eliminating revenues of $378,000 associated with Data1Source, LLC which was sold in September 2003, wireless data revenues increased over 28% compared to the third quarter last year and almost 6% sequentially. Specifically, the results for the third-quarter of 2004 included another strong performance from Uplink Security with regard to both product sales and recurring service revenue. Uplink recurring service revenues have grown sequentially from the past twenty-two quarters with the exception of one. The third quarter of 2004 also saw the transition of MobileGuardian distribution to Southwest Dealer Services. This change had the dual benefits of reduced selling costs with no loss in sales performance.

Our digital multimedia business experienced an even stronger quarter than the second quarter of 2004. A substantial amount of video conferencing equipment was shipped to two school districts in the third quarter with a backlog that still remains to be delivered in the fourth quarter. However, many of these sales have been funded through the FCC E-rate program, which is currently under review and we are uncertain of the delay that this will cause to future E-rate awards.

Numerex provided cash from operations of $529,000 for the third quarter as a result of both diminished operating losses as well as continued working capital efficiencies. Cash balances also increased from the prior quarter despite paying over $300,000 principal and interest on the $4,500,000 million term note that we issued in January 2004. Future cash outlays could be lower if the equity conversion feature of the note is available to be exercised.

The Company’s goals continue to include improving operating results and to further improve the Company’s liquidity position through inventory reductions and the sale of non-core assets.

Critical Accounting Policies

For additional information regarding the Company’s critical accounting policies see Note B to the Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2003 and the consolidated financial statements contained therein.

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Month Period Ended			Nine Month Period Ended
	September 30,			September 30,
			%			%
	2004	2003	Change	2004	2003	Change
Net sales:
Wireless Data Communications
Product	$1,486	$1,229	20.9%	$4,215	$3,329	26.6%
Service	2,150	1,964	9.5%	6,283	5,903	6.4%
Sub-total	3,636	3,193	13.9%	10,498	9,232	13.7%
Digital Multimedia and Networking
Product	1,322	944	40.0%	2,461	1,843	33.5%
Service	1,028	898	14.5%	2,890	2,749	5.1%
Sub-total	2,350	1,842	27.6%	5,351	4,592	16.5%
Wireline Security
Product	44	173	-74.6%	339	384	-11.7%
Service	142	248	-42.7%	505	654	-22.8%
Sub-total	186	421	-55.8%	844	1,038	-18.7%
Total net sales
Product	2,852	2,346	21.6%	7,015	5,556	26.3%
Service	3,320	3,110	6.8%	9,678	9,306	4.0%
Total net sales	6,172	5,456	13.1%	16,693	14,862	12.3%
Cost of product sales	2,043	1,731	18.0%	5,529	4,260	29.8%
Cost of service sales	1,395	1,158	20.5%	3,595	3,353	7.2%
Depreciation and amortization	87	181	-51.9%	297	534	-44.4%
Gross profit	2,647	2,386	10.9%	7,272	6,715	8.3%
%	42.9%	43.7%		43.6%	45.2%
Selling, general, administrative and
other expenses	2,054	2,060	-0.3%	6,617	6,376	3.8%
Research and development expenses	205	261	-21.5%	684	846	-19.1%
Bad debt expense	132	150	-12.0%	297	451	-34.1%
Depreciation and amortization	411	480	-14.4%	1,245	1,474	-15.5%
Operating loss	$(155)	$(565)	72.6%	$(1,571)	$(2,432)	35.4%
Gain on sale of business	$-	$1,712	-100.0%	$250	$1,712	-85.4%
Profit (loss) before income taxes	$(321)	$1,015	131.6%	$(1,801)	$(923)	-95.1%
Net earnings (loss)	$(340)	$992	134.3%	$(1,819)	$(979)	-85.8%
Basic earnings (loss) per share	$(0.03)	$0.09		$(0.17)	$(0.09)
Basic weighted average shares	10,799	10,787		10,795	10,983

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,

	2004	2003	2004	2003
Net sales:
Wireless Data Communications
Product	24.1%	22.5%	25.3%	22.4%
Service	34.8%	36.0%	37.6%	39.7%
Sub-total	58.9%	58.5%	62.9%	62.1%
Digital Multimedia and Networking
Product	21.4%	17.3%	14.7%	12.4%
Service	16.7%	16.5%	17.3%	18.5%
Sub-total	38.1%	33.8%	32.1%	30.9%
Wireline Security
Product	0.7%	3.2%	2.0%	2.6%
Service	2.3%	4.5%	3.0%	4.4%
Sub-total	3.0%	7.7%	5.1%	7.0%
Total net sales
Product	46.2%	43.0%	42.0%	37.4%
Service	53.8%	57.0%	58.0%	62.6%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	33.1%	31.7%	33.1%	28.7%
Cost of service sales	22.6%	21.2%	21.5%	22.6%
Depreciation and amortization	1.4%	3.3%	1.8%	3.6%
Gross profit	42.9%	43.7%	43.6%	45.2%

Selling, general, administrative and
other expenses	33.3%	37.8%	39.6%	42.9%
Research and development expenses	3.3%	4.8%	4.1%	5.7%
Bad debt expense	2.1%	2.7%	1.8%	3.0%
Depreciation and amortization	6.7%	8.8%	7.5%	9.9%
Operating loss	-2.5%	-10.4%	-9.4%	-16.4%
Gain on sale of business	0.0%	31.4%	1.5%	11.5%
Earnings (loss) before income taxes	-5.2%	18.6%	-10.8%	-6.2%
Net earnings (loss)	-5.5%	18.2%	-10.9%	-6.6%

See notes to consolidated financial statements

Results of Operations

Net sales increased 13.1% to $6,172,000 for the three-month period ended September 30, 2004 as compared to $5,456,000 for the three-month period ended September 30, 2003. Sales increased to $10,498,000 for the nine-month period ended September 30, 2004 versus $9,232,000 for the same period in 2003. The increase in total net sales for the third quarter was attributable to a 21.6% increase in total product sales and a 6.8% increase in sales of services. Most of the product and service sales increase for the quarter ended September 30, 2004, compared to the same period in 2003, was in Digital Multimedia and Networking and Wireless Data Communications. These increases were partially offset by a decrease in Wireline Security product and service sales of $235,000. For the nine-month period ended September 30, 2004 versus the same period in 2003, net sales increased 12.3%, which was also primarily in Digital Multimedia and Networking and Wireless Data Communications. These increases were partially offset by a decrease in Wireline Security net sales of $194,000 for the nine-month period ended September 30, 2004 versus the same period in 2003.

Net sales from Wireless Data Communications increased 13.9% to $3,636,000 for the three-month period ended September 30, 2004 as compared to $3,193,000 for the three-month period ended September 30, 2003. The increase in net sales for the three-month period ended September 30, 2004 was the result of an increase in product sales (up 20.9% from the same period last year) and an increase in service sales (up 9.5% versus the same period last year). The increase in Wireless Data Communications product sales of $257,000 for the third quarter of 2004 versus the same period in 2003 was primarily the result of increased sales of its new wireless vending machine monitoring product (VendView™) and an increase in vehicle security products and tracking services, MobileGuardian™. Together, these sales accounted for $254,000 of the increase in product sales. The VendView product was only introduced in the fourth quarter of 2003. For the nine-month period ended September 30, 2004 as compared the same period in 2003, Wireless Data Communications product sales increased by $885,0000. Again, the primary reason for this increase was sales of the Mobile Guardian product that was introduced at the end of the first quarter of 2003 and sales of the vending product that was introduced in December 2003. The Company expects VendView to continue to supplement the sales of its other wireless products. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations.

During the three-month period ended September 30, 2004, Wireless Data Communications service revenues increased over the same period in 2003 by 9.5% to $2,150,000 and for the nine-month period ended September 30, 2004 as compared to the same period in 2003 service revenues increased by 6.4% to $6,283,000. These increases were achieved even though the Company sold its short messaging service Data1Source in September 2003 and were primarily due to an increase in the number of connections to the Company’s Cellemetry wireless network. Revenues from connections to the Company’s network increased $518,000 or 33.5% for the three-month period ended September 30, 2004 compared to the same period in 2003 and increased $1,511,000 or 32.5% for the nine-month period ended September 30, 2004 versus the same period in 2003. Connection increases were generated by sales of the Company’s security products as well as those generated by value added resellers who utilize the Cellemetry network to provide customer solutions. The Company also anticipates that VendView will continue to add additional connections in subsequent periods. The Company continues to focus on increasing connections to its network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia and Networking increased 27.6% to $2,350,000 for the three-month period ended September 30, 2004 compared to $1,842,000 for the three-month period ended September 30, 2003 and for the nine-month period ended September 30, 2004 increased 16.5% to $5,351,000 versus $4,592,000 the same period in 2003. The increase in third quarter revenues compared to the third quarter of 2003 was due to a 40.0% increase in product revenues to $1,322,000 primarily due to increased sales of the Company’s interactive videoconferencing products (PowerPlay™) directly or indirectly (as a subcontractor) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period, however the Company continues to see signs of increased activity in this area. The growth in the PowerPlay sales is the primary reason for the 33.5% increase in Digital Multimedia product sales to $1,139,000 for the nine-month month period ended September 30, 2004 as compared to the same period in 2003. Digital Multimedia and Networking service sales increased 14.5% to $1,028,000 for the quarter ended September 30, 2004 over the same period in 2003, and service revenues increased by 5.1% to $2,890,000 for the nine-month period ended September 30, 2004 versus the same period in the prior year. Most of this was from integration and installation services, which increased substantially compared to the same period in the prior year. Installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. Demand for these services from the wireline carriers has declined as they have reduced capital spending. Wireless carrier demand for these services can fluctuate dramatically in response to an environment of increasing customer demand for their services while at the same time they attempt to control their own capital expenditures. There was a significant increase of installation and integration services by the wireless carriers in the second and third quarter of 2004 as a result of government mandated provision of emergency 911 services by the end of this year. While service revenues have increased in the first nine-months of 2004, we cannot predict whether telecommunications customers will maintain their current level of capital expenditures.

Wireline Security net sales decreased 55.8% to $186,000 for the three-month period ended September 30, 2004 as compared to $421,000 for the three-month period ended September 30, 2003, and decreased 18.7% to 844,000 for the first nine-months of 2004 versus the same period in 2003. Most of the Wireline product sales in 2003 were the sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the "Agreement"). Pursuant to the Agreement, in May 2003, the Company shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although, under the Agreement, the customer retains title to this equipment following its acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, the Company did not recognize revenue on the equipment sale as of September 30, 2004. During the nine-month period ended September 30, 2004 there were sales of maintenance parts to the customer that were not made pursuant to the Agreement. The sale price was fixed and payable in accordance with the Company’s normal terms and conditions. Accordingly, we recognized revenues from the sales of the maintenance parts to the customer in the nine-month periods ended September 30, 2004 and 2003. The customer completed installation of the wireline security detection equipment by December 31, 2003. Currently, the Company and the customer are promoting the new expanded service. The Company received its first share of revenues from the services in the third quarter of 2004. Currently, the Company expects to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, the Company will reassess the accounting treatment for the project. (In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.) The Company expects to continue to sell maintenance parts and perform services for this customer for the term of the Agreement.

Cost of product sales increased 18.0% to $2,043,000 for the three-month period ended September 30, 2004 as compared to $1,731,000 for the three-month period ended September 30, 2003 and cost of sales increased 28.8% to $5,529,000 for the nine-month period ended September 30, 2004 versus $4,260,000 the same period last year. The increase in cost of sales was primarily the result of higher product sales volume in the Wireless Data Communications and Digital Multimedia & Networking, which were partially offset by lower Wireline product sales. The Company also experienced an increase in the cost of its Wireless Services products during the three and nine-month periods ended September 30, 2004 versus the same periods in 2003, however, the Company has found alternative sources of these products that should defray some of these increases in the future.

Cost of services increased 20.5% to $1,395,000 for the three-month period ended September 30, 2004 as compared to $1,158,000 for the three-month period ended September 30, 2003 and cost of services increased 7.2% to $3,595,000 for the nine-month period ended September 30, 2004 versus $3,353,000 the same period last year. The increase in cost of sales for the three and nine month periods ended September 30, 2004 versus the same period in 2003 was primarily the result of higher service sales volume in Wireless Data Communications and higher service sales volume in Digital Multimedia and Networking. Additionally, the Company received a one-time credit against network service provider costs that occurred in quarter ended June 30, 2003 that did not occur in 2004.

Cost of sales depreciation and amortization expense decreased 51.9% to $87,000 for the three-month period ended September 30, 2004 as compared to $181,000 for the three-month period ended September 30, 2003 and decreased 44.4% to $297,000 for the nine-month period ended September 30, 2004 versus $534,000 for the same period in 2003. This decrease was primarily due to the sale of the assets relating to Data1Source, which was sold in September 2003.

Gross profit, as a percentage of net sales, was 42.9% for the three-month period ended September 30, 2004, compared to 43.7% for the three-month period ended September 30, 2003 and was 43.6% for the nine-month period ended September 30, 2004 versus 45.2% for the nine-month period ended September 30, 2004. The total gross profit as a percentage of sales decreased for the quarter and nine-month period ended September 30, 2004 compared to the same period in 2003 because product sales were 46.2% of total sales for the quarter ended September 30, 2004 versus 43.0% for the quarter ended September 30, 2003 and 42.0% versus 37.4% for the nine-month period ended September 30, 2004 and 2003, respectively. Since, gross profit as a percentage of sales is generally less on product sales than for service sales, the increase in product sales versus service sales decreased the total gross profit as a percentage of sales. The decreases in gross profit as a percentage of sales for the three and nine-month periods ended September 30, 2004 versus the same period in 2003 were partially offset by a reduction of depreciation expense due to the sale of the assets relating of Data1Source.

Selling, general, administrative and other expenses increased 0.3% to $2,054,000 for the three-month period ended September 30, 2004 as compared to $2,060,000 for the three-month period ended September 30, 2003 and increased 3.8% to $6,617,000 for the nine-month period ended September 30, 2004 versus $6,376,000 for the same period in 2003. As noted previously, we reached an agreement with Southwest Dealer Services to distribute our Mobile Guardian product using Southwest Dealer Services infrastructure and employees. Accordingly third quarter 2004 expenses reflect the reduction in Mobile Guardian employees. The increase in the nine-month period was primarily due to increased selling resources associated with Wireless Data Services products as well as the Mobile Guardian severance costs.

Research and development expenses decreased to $205,000 for the three-month period ended September 30, 2004 as compared to $261,000 for the three-month period ended September 30, 2003 and was primarily due to increased software capitalization in the third quarter of 2004 of $65,000 versus $0 for the same period in 2003 which was partially offset by additional costs incurred in the third quarter of 2004 for the development of digital wireless products that did not occur in the same period last year. Research and development expenses decreased to $684,000 for the nine-month period ended September 30, 2004 versus $846,000 for the same period in 2003. The decrease of research and development expenses for the nine-month period was a result of reductions in research and development personnel and increased software capitalization of $125,000 for the nine-month period ended September 30, 2004 as compared to $91,000 for the same period in 2003.

Bad debt expense decreased to $132,000 for the quarter ended September 30, 2004 from $150,000 in the same quarter in 2003 and bad debt expense decreased to $297,000 for the nine-month period ended September 30, 2004 versus $451,000 for the same period in 2003. Bad debt decreased during these periods as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in general economic conditions.

Operating expense depreciation and amortization expense decreased 14.4% to $411,000 for the three-month period ended September 30, 2004 as compared to $480,000 for the three-month period ended September 30, 2003. Operating expense depreciation decreased 15.5% to $1,245,000 for the nine-month period ended September 30, 2004 versus $1,474,000 for the same period in 2003. This decrease was attributable to certain older assets becoming fully depreciated while the Company has purchased few new capital assets.

Interest expense increased for the three-month period ended September 30, 2004 to $163,000 as compared to $127,000 for the three-month period ended September 30, 2003 and increased to $446,000 for the nine-month period ended September 30, 2004 versus $278,000 for the same period in 2003. This increase was primarily the result of interest expense on the $4,500,000 the Company received from a convertible note payable to Laurus Master Fund on January 15, 2004. (For a discussion of the note payable to Laurus, see Note B-7 Note Payable, in the consolidated financial statements). This convertible note payable replaced the $5,000,000 note payable to Cingular, (see Note C Investments, in the consolidated financial statements). The note payable to Laurus Master Fund has a higher effective interest rate than the Cingular note payable, however, the Laurus note payable has a longer term. The Company issued the note payable to Cingular on March 28, 2003, thus the nine-month period ended September 30, 2003 had approximately six months of interest expense, while the Laurus Master Fund note payable was issued by the Company on January 15, 2004, therefore, the nine-month period ended September 30, 2004 had approximately eight and a half months of interest expense.

Gain on the sale of business of $250,000 for the nine-month period ended September 30, 2004 was due to the receipt of a contingent payment in March 2004 on the sale of Data1Source in September 2003 since the contingency was favorably met. The gain on the sale of business of $1,712,000 for the three and nine month periods ended September 30, 2003 was attributable to the sale of Data1Source (see Note C- Investments and Divestitures).

Due to the loss position for the three-months ended September 30, 2004, the Company has not recorded federal tax provisions. The $19,000 in the three-month period ended September 30, 2004 and the $23,000 for the same period in 2003 related to certain state and foreign income taxes. This is also the case for the $18,000 of income tax expense for the nine-month period ended September 30, 2004. The $56,000 in income tax expense for the nine-month period ended September 30, 2003 related to the Company’s operations in Australia and certain state income taxes.

The Company recorded a net loss of $340,000 for the three-month period ended September 30, 2004 compared to a net income of $992,000 for the three-month period ended September 30, 2003 which included the gain on the sale of Data1Source of $1,712,000 in the quarter ended September 30, 2003. The Company recorded a net loss of $1,819,000 for the nine-month period ended September 30, 2004 versus a net loss of $979,000, which included gains on the sale of Data1Source of $250,000 and $1,712,000 respectively.

Basic and diluted loss per common share was $0.03 for three-month period ended September 30, 2004 as compared to basic and fully diluted earnings per share of $0.09 for the three-month period ended September 30, 2003 which includes the gain on the sale of Data1Source in the three-month period ended September 30, 2003. Basic and diluted loss per common share was $0.17 for the nine-month period ended September 30, 2004 versus $0.09 for the same period in 2003.

The basic and diluted weighted average shares outstanding was 10,799,000 for the three-month period ended September 30, 2004 as compared to basic weighted average shares outstanding of 10,787,000 and diluted weighted average shares outstanding of 10,878,000 for the three-month period ended September 30, 2003. This increase was due to shares issued under the Company’s employee stock option and stock purchase plans. The basic and diluted weighted average shares outstanding decreased to 10,795,000 for the nine-month period ended September 30, 2004 versus 10,983,000 for the same period in 2003. The decrease in weighted average basic shares outstanding for these nine-month periods were primarily due to the Company’s repurchase on March 28, 2003 of 625,000 shares of the Company’s common stock held by Cingular. This was partially offset by shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

The Company had working capital of $1,597,000 as of September 30, 2004 compared to a working capital deficit of $455,000 at December 31, 2003. The Company had cash balances of $1,402,000 and $734,000, respectively, as of September 30, 2004 and December 31, 2003.

The majority of the increase in working capital reflects the repayment of $3,500,000 in short-term debt payable to Cingular. The Company repaid Cingular using a portion of the net proceeds from the Company Note, $1,429,000 of which is classified as current and $2,692,000 of which is classified as long term. The Company Note also provided additional working capital.

Net cash provided by operating activities was $529,000 for the nine-month period ended September 30, 2004 as compared to net cash used in operating activities of $278,000 for the nine-month period ended September 30, 2003. This $807,000 improvement from cash used in operating activities to cash provided by operating activities was due to decreased net operating losses excluding the non-operating gains on the sale of Data1Source in the first nine-months of 2004 by $622,000 from $2,069,000 as compared to $2,691,000 for the same period in 2003. There was also an improvement of $695,000 in working capital balances, excluding cash, in the nine-months ended September 30, 2004, which resulted in a source of cash of $456,000 compared to a cash use of $239,000 for the nine-months ended September 30, 2003. Additionally, the improvement in working capital balances was partially offset by a reduction of non-cash expenses in depreciation, amortization, bad debt reserves and inventory reserves of $510,000 from $2,142,000 for the nine-months ended September 30, 2004 as compared to $2,652,000 for the same period in 2003.

    Net cash used in investing activities was $2,636,000 for the nine-month period ended September 30, 2004 as compared to a source of cash of $756,000 for the nine-month period ended September 30, 2003. The increase in cash used in investing activities as opposed to a source of cash from investing activities was primarily due to the payoff of the short-term debt payable to Cingular as described above and the repurchase of 625,000 shares of the Company’s common stock owned by Cingular on March 28, 2003. Of the $3,500,000 payment, $2,525,000 related to the purchase of the Cingular’s minority interest and $975,000 related to the purchase of the Company’s common stock. This payment was partially offset by additional proceeds received from the sale of Data1Souce of $200,000. These proceeds were contingent on certain criteria being met within six months following the original sale. The Company received this payment during the quarter ended March 31, 2004 since the contingency was satisfied. The cash provided by investing activities for the first nine months of 2003 was primarily due to the sale of Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met (see "Net cash provided by financing activities" below). These proceeds were partially offset by the purchases of intangible and other assets for the nine-month period ended September 30, 2003. These were primarily payments made at the closing for sale of Data1Source LLC, including a payment to Cingular of $1,500,000 relating to the purchase of their minority share in Cellemetry LLC and payoffs of the software and hardware leases for the assets sold with Data1Souce LLC including $605,000 paid at the closing

Net cash provided by financing activities was $2,869,000 for the nine-month period ended September 30, 2004 as compared to net cash used in financing activities of $1,670,000 for the nine-month period ended September 30, 2003. The increase in cash provided by financing activities was primarily due to proceeds from the Company Note (see Note B-7 - Note Payable in the footnotes to the Company’s financial statements) partially offset by principal payments on this note of $243,000, the purchase of treasury shares purchased from Cingular for $975,000 and principal payments on capital lease obligations of $208,000. The cash used in financing activities during the nine-month period ended September 30, 2003 was primarily to the payoff of the lease payable of $605,000 for the software sold with Data1Souce LLC (see "Net cash provided by investing activities" above) and the regular payments on capital lease obligations. The cash usage also included the payments of preferred stock dividends and the payoff of the entire outstanding balance of $400,000 on the Company’s revolving line of credit that offset cash provided by the line of credit during the nine-month period ended September 30, 2003.

In connection with the Company Note, the Company has agreed to register all of the Common Stock that can be issued to Laurus by no later than January 13, 2005. If the registration statement has not been declared effective by August 13, 2004, then for each 30 day period thereafter (or portion thereof), the Company must issue to Laurus warrants covering 15,000 shares of the Company’s common stock (at an exercise price of $5.99). As of September 30, 2004, these warrants totaled 38,000 (See Note B-8 - Shareholders’ Equity). Currently, the Company does not anticipate that the issuance of such warrants will have an adverse affect on the Company’s capital structure. If the registration statement is not declared effective by January 13, 2005, then Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Note and invoke its right to the collateral under a related security agreement.

The Company’s business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, the Company has funded all capital expenditures from working capital, capital leases and other long-term obligations, proceeds from the public offering, from the sale of its derived channel technology in November 1999 and the proceeds from the sale of Data1Source LLC.

In March 2003, in order to provide additional short-term liquidity, the Company negotiated a $1,000,000 line of credit with a related party. This line of credit expired on March 28, 2004.

While the Company’s operations provided cash during the nine-month period ended September 30, 2004, the Company continues to generate operating losses, and the Company's operations used significant amounts of cash in 2003. Even though the Company continues to launch new products and establish new distribution channels for its products and services, the Company's longer-term success will depend upon further reductions in operating losses and further increases in positive cash flow. The Company paid principal and interest of approximately $320,000 on the Company Note in the quarter ended September 30, 2004, and will be required to pay principal and interest of approximately $320,000 in the forth quarter 2004 and approximately $1,900,000 in the calendar year 2005. However, if the Company’s common stock price exceeds $5.02 within the appropriate time frames, the Company will consider using shares of common stock to repay amounts due on the Company Note and reduce cash expenditures.

In the absence of additional funding, the Company believes that its available cash reserves and cash generated from operations will be sufficient to fund operations beyond the end of 2004. The Company intends to fund its continuing operations and repayments of amounts due under the Company Note through a combination of operating cash flow, and cash on hand and the possible sale of certain non-core assets. The Company is also exploring establishing a line of credit. In addition, the Company is continuing to explore additional funding sources including. Such additional funding sources could include the public or private sale of securities or proceeds from the sale of assets. If the Company is successful in raising additional funds through the issuance of equity securities, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. If the Company raises funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of the common stock holders. There can be no assurance, however, that additional funding will be available on terms favorable to the Company or at all or that the Company will raise significant or sufficient proceeds from the sale of assets. If the Company is unable to repay the Company Note, Laurus could take action on its security interests or if the registration statement related to the Company Note is not declared effective by January 13, 2005, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Note and invoke its right to the collateral under a related security agreement.

Cash requirements for future expansion of the Company’s operations will be evaluated on an as-needed basis and may involve additional external financing. The Company does not expect that such additional financing, should it occur, will have a materially negative impact on the Company’s ability to fund its existing operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

At September 30, 2004 the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

At September 30, 2004 the Company has obligations under a note payable and under capital leases, both of which have fixed interest rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 4.    Controls and Procedures.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2004. No changes were made in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None - not applicable.

Item 5.	Other Information.

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

NUMEREX CORP.
(Registrant)

Date: November 15, 2004	By:	/s/ Stratton J. Nicolaides

Title:		Chairman and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Alan B. Catherall

Title:		Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer

