Form 10-K
period 2004-12-31
NUMEREX CORP /PA/
filed 2005-03-30
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended December 31, 2004

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

Yes ☑                    No ☐

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

Yes ☐                    No ☑

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2004 is $34,835,502.1

The number of shares outstanding of the issuer’s Class A Common Stock, no par value as of March 15, 2005: 10,850,041

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in Part I and Part II of this Report and certain provisions of the Company’s Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Other documents incorporated by reference are listed in the Exhibit Index.

1 The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company’s Common Stock, multiplied by $4.59, the last reported sale price for the Company’s Common Stock on June 30, 2004. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

Overview

Numerex Corp.is a solutions provider of wireless machine-to-machine (M2M) communications, delivering comprehensive wireless solutions over the company’s proprietary wireless data network, CellemetryXG™. Our wireless data network is dedicated to the delivery of M2M communications throughout the United States, Canada, Mexico, the Caribbean and much of Latin America.

M2M is defined as electronic data communications between people, devices, and systems that turn data into information that companies can act upon. Whether it is called machine-to-machine, man-to-machine, mobile-to-machine or machine-to-mobile, the meaning is the same. Beginning in the mid-1990s, when the M2M market was beginning to take shape, it was known by a variety of terms, such as pervasive Internet, telemetry, telematics, device-relationship management, and remote monitoring. Regardless of the terminology, however, the objective of M2M is to facilitate communication among people, devices, and systems.

We develop, operate, market, and sell products and services in wireless data communications through CellemetryXG™, Cellemetry®, Uplink™, MobileGuardian®, and VendView™ brands, as well as distribution through Value Added Resellers (VARs) who have integrated the CellemetryXG Network and components into their own offerings. In addition, we develop and market products and services for video and data collaboration under the PowerPlay™ and IPContact® brands; we also develop and market telecommunications networking support and wireline alarm security products and services through its Digilog® and DCX™ brands.

These products and services enable customers around the globe to monitor, move, and act on information through a variety of applications—from home and business security to “smart” vending machines to distance learning.

Our strategic vision is to be recognized as the leading provider of M2M wireless solutions for customers in its target markets by:

•	Providing best-in-class solutions to the M2M communications market primarily serving security needs across all industries.

•	Creating a culture of excellence in customer service and product integrity through innovation and vigilance.

•	Delivering quality products and services that meet and anticipate the evolving needs of our customers.

•	Enhancing shareholder value through a financial model of sustainable growth based on long-term recurring service revenues.

Background

Our business began in July 1992 with the acquisition of technology referred to as “Derived Channel”, which enables data transmission over an existing telephone line without interfering with voice communications over that same telephone line. We expanded our business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies. In November 1999, we sold the Derived Channel technology to British Telecommunications PLC (“BT”).

In May 1998, Numerex Corp., BellSouth Corporation and BellSouth Wireless, now “Cingular,” completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed. Cellemetry LLC provides a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico, with plans for further expansion into other international markets. On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

We operate in three segments, Wireless Data Communications, Digital Multimedia and Networking and Wireline. Our Wireless Data Communications segment is made up of all our wireless machine-to-machine communications products and services. Our Digital Multimedia and Networking segment includes the Company’s networking products and services and video conferencing products. Our Wireline segment is our wire-line security detection products and services division.

Our primary business focus is the design, development, and delivery of M2M solutions that combine our wireless data network with remote management and monitoring applications that allow organizations to acquire, monitor, and control data from their extended enterprise.

SEGMENT 1 — WIRELESS DATA COMMUNICATIONS)

Machine to Machine Communications(M2M)

Our M2M solutions are comprised of four categories: Networks, Network Services, Network Access Technology, and End-To-End Solutions. End-to-End solutions are typically delivered under their own distinct brands, including Uplink, MobileGuardian, and VendView; all non End-to-End solutions are delivered under the Cellemetry or CellemetryXG brand.

Products and Services

CellemetryXG™

CellemetryXG is the umbrella M2M offering that provides our network product strategy and an array of solution components that support the M2M value chain. These components include Cellemetry, our wireless data network dedicated to M2M communications, and CellemetryXG Network Services, comprised of application engineering and development, customized billing, GPS mapping for mobile applications, network and application implementation management, back-end message delivery management, application and network support, and interactive voice and Web services.

The CellemetryXG offering also includes network access technology. This technology typically consists of network access modules that provide wireless network access and remote wireless management of assets and activities. These modules are capable of supporting a variety of remote applications that are either fixed or mobile.

Another component of CellemetryXG is XgpertTM Support, a premium, 24/7/365 network support service providing customers with online voice, video, and data collaboration with the Numerex Network Operations Center.

The CellemetryXG Network strategy supports continued expansive coverage, legacy network interoperability, and expanded gateway capabilities for higher bandwidth M2M applications in the future.

The CellemetryXG Network: Cellemetry®

The term “Cellemetry” is an acronym that stands for cellular telemetry and is used when referring to the technology developed and offered by Cellemetry LLC. It is a means of wireless data communications that taps the unused capacity of the cellular telephone network’s overhead control channels and the SS7/IS41/IS95 network protocols to deliver two-way short data messages, without affecting the voice channels of the cellular network. In other words, Cellemetry utilizes the existing cellular telephone network without affecting cellular telephone calls or voice operation.

Using Cellemetry technology, remote equipment or vehicles can (i) be contacted, (ii) be scheduled to perform a task at a preprogrammed time, and/or (iii) autonomously exchange information with a customer’s central location. Information gathered is relayed to and from the customer’s designated site for collection or for response. Based on remote conditions, control actions can be relayed as well. This means, for example, that equipment can be turned on or off remotely, switches and gates can be closed, and pumps triggered.

When used in combination with low-cost Global Positioning System (GPS) applications, Cellemetry radios can pinpoint the precise geographic location of trucks, automobiles, railroad cars, barges, containers, or other movable assets and signal control actions or operator-response messages.

The phrase “Cellemetry Data Service” refers to wireless M2M communications and remote monitoring over the cellular network. It provides a means of sending short data messages over the cellular telephone system in a manner that is virtually transparent to the cellular operator. Cellemetry Data Service does not use or affect voice channels, and is a patented technology of Cellemetry LLC. We have negotiated licensing agreements with cellular carriers throughout the United States, Canada, Mexico, Argentina, Colombia, the Dutch Antilles, Paraguay, and Puerto Rico to make Cellemetry Data Services widely available. We have also negotiated licensing agreements with application developers and radio manufacturers to provide applications and equipment across urban, rural, and industrial markets that are compatible with Cellemetry.

Cellemetry Data Service enables messaging for many different business applications. It can, for example, report alarm messages, read utility meters, identify vehicle and trailer location, and report a number of items regarding vending machine status. It is unique because it uses the underused portion of the cellular system, the overhead control channels, to convey short data messages without affecting or using the voice channels. These control channels are used to transmit necessary information for all call initiations (both incoming and outgoing) between the cellular system and the cellular customer’s equipment. The message-handling capacity of these control channels is far greater than what is required by the existing cellular system to handle its voice traffic, even during the busiest times of the day.

Cellemetry Data Service operates in the same manner in which roaming telephones operate in the cellular system. A roaming cellular telephone is defined as a cellular telephone operating in any system other than its home system. When a roaming cellular telephone is turned on, it recognizes the fact that it is not in its home system and accordingly “registers” by sending its Mobile Identification Number (MIN) and its Electronic Serial Number (ESN) to the cellular system via one of the control channels. The cellular system recognizes the roamer number and routes the MIN and ESN to the roamer’s home system for validation via a special network (SS7/IS41/IS95), which links all of the cellular systems together across Canada, Mexico, and the United States, and parts of South and Central America.

Cellemetry radios behave like roaming cell phones, except that the cellular telephone switch’s database is set to route the “registrations” (MIN and ESN data) to the Cellemetry centralized Service Bureau (“the Service Bureau”), connected to the same intracellular network. The MIN serves to identify the Cellemetry radio and the ESN is the data field that contains the telemetry message. In addition, the Service Bureau adds a time stamp and the SS7/IS41/IS95 network adds point-of-origin data.

The Service Bureau processes, stores, and routes the Cellemetry Data Service messages according to customer requirements. Some applications may require immediate processing, as is the case with alarm monitoring, while an application such as vending machine status may only need the messages stored and transferred in a single batch once a day.

CellemetryXG Network Services

We market Cellemetry Network Services as an inclusive service to our network offerings or as an optional support service.

Application Engineering and Development Services helps reduce the development and engineering time for applications by providing most of the information and resources, including generic Cellemetry products, necessary to more rapidly bring applications to market. As a result, we can offer application developers an interactive Web-based wireless M2M interface product and/or service, which monitors and controls geographically remote systems and applications.

Other CellemetryXG Network Services available include custom Web services, network and application implementation management, back-end data message delivery, interactive voice response services, GPS mapping, and customized billing plans and administration. All CellemetryXG customers receive 7/24/365 network support from our Network Operations Center in Atlanta, Georgia.

CellemetryXG Network Access Technology

We design, develop, manufacture, and market a suite of network access modules that provide the physical and electrical interface between the customer’s application and the CellemetryXG Network. Examples of the various modules include the DigiCell 1500, a cellular unit designed to signal a designated central monitoring station if telephone lines have been cut or damaged. Because the transceiver auto-acquires the network, connection is automatic upon installation. The EV-501 is a self-contained, pre-wired, assembled, and packaged unit designed to monitor virtually any critical-event condition in any setting. The MMP™ Network Access Module, scheduled for release in 2005, is comprised of single radio modules supporting multiple analog and digital radio technologies. Supported technologies will include GSM, CDMA, AMPS, and SMS for either GSM or CDMA. Support is also provided for future expansion to broadband wireless. In addition, the MMP can be optionally configured with an integrated IP communications module, providing encrypted 10/100 Ethernet network connectivity.

The Network Modules are configured as generic product offerings for VAR application development, as fully configured modules for OEM integration, or as a component of the Company’s end-to-end solutions.

End-to-End Solutions
Uplink™: Wireless Security Communications

Uplink is a dedicated wireless communications solution for security monitoring that reports all alarms, status, and messages generated by security systems. Uplink delivers this solution by providing a secure, dedicated cellular link and network access module that transmits alarms to virtually any alarm-receiving center or monitoring service.

A stand-alone sensor, alarm panel output, or alarm panel serial connection provides the trigger to one of Uplink’s family of network access modules, which in turn transmits the alarm event over the CellemetryXG Network. The Numerex Gateway accepts the incoming signal and logs it for immediate viewing through the SSL/password-secured Web interface. Depending on the selected reporting options and alarm monitoring station receiver, the decoded signal can be forwarded via encrypted IP or PSTN to the alarm monitoring station. As an option, a customizable text message can be sent to any email-enabled device or to an alphanumeric pager.

Uplink service is sold and installed by certified Uplink dealers in both residential and commercial premises. The Uplink Network Operations Center in Atlanta activates and manages the service through the dealers.

We believe that Uplink’s products and communications charges are competitively priced. As a result of combining CellemetryXG M2M technology with low-cost communication equipment and routing technologies, significant improvements in security communication services are now available to the industry.

MobileGuardian®™: Wireless Vehicle Location and Recovery

MobileGuardian, a product and service offering, is a Web-based vehicle location and recovery solution that combines the accuracy of the GPS (Global Positioning System) and CellemetryXG wireless communications technology. MobileGuardian customers can accesses the secure MobileGuardian Web site using their selected login and password to locate their vehicle and prevent restarting of the vehicle by temporarily disabling it.

If the car’s alarm system is triggered, a message is sent to the MobileGuardian device located in the vehicle, which then wirelessly transmits a theft alert notification over the CellemetryXG M2M network to the vehicle’s owner via the owner’s wireless phone, email, or pager. The owner may log on to the secure MobileGuardian Web site to send an immediate locate request to the vehicle; the owner may then remotely disable the vehicle at the touch of a button and prevent it from being restarted while he or she calls the authorities to report the theft and give them the location of the vehicle. This improves the prospect of vehicle recovery and the timeframes in which the recovery occurs. In addition, the vehicle’s owner can use the MobileGuardian system to simply track the vehicle, without the alarm system triggering. The owner can purchase, via the Web site, additional “locates,” or messaging, beyond those allotted at the time of purchase in order to track or disable his or her vehicle at any time.

Our distribution strategy for MobileGuardian involves multiple sales channels that service auto dealerships. Currently, Southwest Dealer Services is the primary MobileGuardian product sales channel. The MobileGuardian product is typically installed at the auto dealership location by the dealer/distributor. Application and network support is provided to dealers by the CTAC and Network Operations Center in Atlanta. MobileGuardian is competitively priced and offers value-added features, such as extensive network coverage, immediate notification of a breach and/or activation of the vehicle's alarm system and vehicle tracking. We believe MobileGuardian is competitively well positioned in the established vehicle location and recovery markets.

VendView™ Wireless Vending Solution

VendView, a product and service offering, is a dedicated wireless vending machine monitoring solution that combines our wireless network access modules, monitoring devices, and the CellemetryXG wireless data network.

Once installed in vending machines, the devices report critical data, such as inventory levels, machine operating information (i.e., temperature levels), and authorized/unauthorized entry into the vending machine. The information is encrypted and available to the customer through a secure VendView Internet portal. This application is particularly valuable to vending operators that have machines widely dispersed in large geographic areas or in remote locations and where wireline communications are unavailable or unreliable.

Sales and Marketing

We utilize multiple distribution channels to market and sell our M2M network, components, and solutions. CellemetryXG is licensed and marketed directly to end user organizations for internal application development. Cellemetry is also licensed to VARs to develop and market VAR-branded solutions incorporating CellemetryXG components. CellemetryXG network and services are bundled and distributed as a network product and service offering through solution-provider companies like Geologix and GE Transportation.

Uplink is distributed through a network of over 200 alarm security distributors and 4,500 alarm security dealers in North America for both commercial and residential alarm security markets.

MobileGuardian is distributed in the United States under a comprehensive distribution agreement with Southwest Dealer Services, who supply and install auto security systems at several hundred dealership locations nationwide.

VendView is marketed and sold directly to bottlers in the United States, Mexico, and the Caribbean.

We currently offer the CellemetryXG network and services in the United States, Canada, Mexico, Argentina, Colombia, the Dutch Antilles, Paraguay, and Puerto Rico through licensing agreements with both cellular carriers and local resellers. We intend to offer CellemetryXG, Uplink, and VendView in various international markets directly and through strategic partnerships, alliances, and other channels of distribution.

SEGMENT 2 — DIGITAL MULTIMEDIA AND NETWORKING

Digital Multimedia

Products and Services

We design, develop, and market complete video conferencing and digital multimedia system products and services for high-quality communications networks. We manufacture both the products upon which the systems are based and incorporate third-party products where appropriate.

Our digital multimedia systems permit network operators to provide a wide range of video and data services, including Internet access, high-speed data transfer, and interactive video conferencing and voice service. The use of fiber optics in the broadband transmission network provides improved signal quality for long-distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. We believe that our digital multimedia systems enable the deployment of sophisticated architectures at generally lower costs and with less hardware and complexity than competing offerings.

We have developed and continue to enhance our line of software, data, and fiber optic transmission products. In addition, we have developed a digital multimedia solution, PowerPlay™, which provides capability for interactive videoconferencing over the same network platform that carries standard data traffic.

PowerPlay™ Solution. PowerPlay, our digital multimedia solution for high-bandwidth private network applications, is an integrated hardware-software system that supports user-friendly control of all network devices, including VCRs, cameras, and switches. This product permits the scheduling and conduct of video conferencing via a desktop workstation, a roll-about cart, or a configured classroom or business environment. The PowerPlay system incorporates proprietary software and both Company and third-party-developed hardware, and is compatible with all standards-based transmission networks. We believe that PowerPlay is unique in its capability to deliver full-motion video signals while using a relatively small amount of bandwidth.

IPContact® In December 2003, we supplemented PowerPlay by announcing the release of IPContact, a desktop videoconferencing software package that boasts high-quality and high-performance video. The product is also used as a customer support tool within the CellemetryXG offering.

Data Solution. We also provide high-speed wide area networks (WAN) data solutions. This solution is offered as a data-only capability or as part of delivering the PowerPlay application. The data product line consists of two main components: the data switch product, which we obtain from other vendors, and the transport converter device, which we manufacture.

System Solution Services. We design and implement wide area networks using in-house manufactured products and products supplied by third parties. We also train end users as an integral aspect of providing complete system solutions. We believe our total system solution focus differentiates us from our competitors while providing an additional source of revenue growth.

Sales and Marketing

We market our digital multimedia products and services through a combination of system integrators and VARs.

We have established relationships with a number of multiple system cable operators (MSOs). MSOs have generally looked to these private networks as a means of augmenting and extending their public networks, and as a source of new revenues in the increasingly competitive environment.

We have developed relationships with a number of traditional systems integrators under which we have provided system design services and have assisted with the installation. We believe that systems integrators provide a viable avenue to the market and intend to continue to expand our efforts in this area.

Networking

Products and Services

In the last decade the telecommunications industry has changed its networks to establish, control, and track connections. The improved network is responsible for most of the enhanced services implemented in the last few years. Using Signaling System Seven (SS7) protocol, the improved network has added call forwarding, last-number redial, call blocking, and many other features. In addition, federal guidelines now mandate Local Number Portability (LNP), a capability that allows customers to keep the same telephone number should they change carriers.

We provide products under the Digilog® brand that assist both wireline and wireless carriers in the engineering, installation, and servicing of this new telecommunications control network. These telecommunications network operational support systems and services can be categorized as: Services, including system integration (rack and stack) and installation, Test Access, and Interconnecting Devices.

System Integration (rack and stack) and Installation. We are an approved to provide installation services for a number of major telecommunications companies. We also provide system integration services. Integration services are the assembly of both customer-supplied components and components manufactured by Digilog into rack and cabinet configurations for installation in the telephone central office.

Test Access. The Digilog Network Analysis and Monitoring System (NAMS) is a network overlay system that enables a user to monitor the operation of the SS7 network from a central site. The system provides prompt alarm notification of a network failure, automatic activation of backup devices, and a means to track down operational database errors. In this application, we supply the access products and the system software in partnership with Agilent Technologies, which supplies the remote-controlled Protocol Analyzers.

Interconnecting Devices. The Digilog Channel Access Unit (CAU) is a product used to provide the physical interconnection between the SS7 network and complex monitoring devices such as the AcceSS7 system from a major telecommunications equipment provider. It was developed to meet a strong need to interconnect several applications monitoring computers to a single network tap point. In addition to the CAU, our interconnect products include resistor panels, special cables, fuse panels, and the integration of other third-party equipment.

Sales and Marketing

Our networking products are sold and marketed under the Digilog brand. Distribution is focused on wireless and wireline telecommunications companies through system integration agreements with Agilent and other suppliers of telecommunications and monitoring equipment and services. Establishing relationships with existing telecom suppliers and vendors facilitates access to a much broader market without the additional expense of a large and specialized sales force.

SEGMENT 3 — WIRELINE DATA COMMUNICATIONS

Although we have sold our Derived Channel technology to BT, we retain the right to market this service in North, Central, and South America, South Korea, and Australia. We provide this service through our DCX Systems and DCX Australia subsidiaries.

Our licensed technology creates a Derived Channel on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. Derived Channel technology uses this inaudible or low-tone frequency to transmit monitoring information between a microprocessor at the user’s protected premises and a microprocessor located at the telephone company’s central office. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system. Derived Channel operates over a regular voice telephone line with no interference, whether or not the telephone is in use. In addition, the low-tone signal can be encrypted for additional security.

We believe that Derived Channel differs from most other alarm transport technologies in three significant ways: 1) Derived Channel operates over existing telephone lines, eliminating the need for a dedicated line service to the telephone customer; 2) Derived Channel communicates by means of an encrypted, continuous, and inaudible signal and is transmitted even while the telephone is otherwise in use; and 3) telephone line integrity and security system operation are automatically monitored at frequent intervals through test signals generated by network equipment located at the telecommunication company’s central office. The continuous signaling originating at the protected premises provides prompt reporting of line disruptions, telephone system outages, or alarm conditions.

Sales and Marketing

We are not actively marketing the Derived Channel in the United States or in any of our licensed territories other than Australia, where we are expanding our relationship with a major telecom company.

GENERAL

Suppliers

We rely on third-party subcontractors, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless data product solutions, Derived Channel, and networking equipment and products. In addition, some of our products are obtained from sole-source suppliers. The loss of a subcontractor or supplier could cause a disruption in our business due to the short lead times demanded by certain customers.

Competition

We have one direct competitor for our Cellemetry network technology—Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Several competitors are emerging that provide M2M network services on GSM and CDMA technology. There is also some renewed interest by the wireless carriers in this market as well. Numerous indirect competitors are actively pursuing the short message wireless data transport market, principally two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS. Principal competitive factors when selecting a network provider are network reliability and overall coverage. We believe that our ubiquitous North American coverage, pricing, end-to-end solution offerings, and system performance will enable us to effectively maintain and increase our current market share. However, many of the competitors have greater financial and other resources than we do, which may provide them a competitive advantage in marketing and selling, as well as technological advantages obtained through greater outlays of resources for research and development.

Our Uplink security products and services have two primary competitors in its existing channels of distribution—Ademco’s Alarmnet C and Telular’s Teleguard Databurst, both of which use the Aeris.net wireless communications solution. The principal competitive factors when making a product selection in the business and consumer security industry are price, reliability, and industry certification status. GE Interlogix and DSC Skyroute also offer competitive hardware product solutions, with their network service provided by Cellemetry’s wireless communication solution. We believe that Uplink’s products and airtime communications charges are competitively priced.

We have several competitors offering vehicle location and recovery services, but our principal direct competitor in the new car dealer after-market vehicle location and recovery business is LoJack Corporation, the industry market leader. Network OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of concierge services, markets and sells their services primarily through the auto manufacturer. The principal competitive factors are network coverage, user interactions, timely notification, and the ability to locate a vehicle at any time on demand. There are also numerous other companies that currently offer or are developing other wireless products and services in this area.

The market for our digital multimedia high-bandwidth broadband transmission equipment and software has been characterized by rapid technological change. The principal competitive factors in this market include product performance, ease of use, reliability, price, breadth of product line, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide complete systems solutions, including system integration, network management capabilities, and the expertise to migrate existing systems to more complete broadband networks, has also become a critically important vendor selection criterion in recent years. In addition, users require increasingly sophisticated applications to make the best use of these networks.

Our competitors for our digital multimedia products and services include a number of companies that have developed videoconferencing technology, including Polycom, Tandberg, and VCON. Other competitors include manufacturers of fiber transmission equipment, who offer comparable products but do not provide a complete system solution, including software. Many of the competitors have greater financial and other resources than we do.

Because of its proprietary nature, we believe that we are the only licensed provider of Derived Channel products in Australia. Our principal competition in the commercial security market consists of alternative methods of monitoring line integrity, such as dedicated telephone line service. Although security systems using a dedicated telephone line are considered reliable, they are a more expensive alternative to our Derived Channel technology. We believe that our Derived Channel represents, from a price performance perspective, the most secure and most reliable form of primary alarm data transport. However, there are other competing wireline and wireless technologies.

We believe that our networking business is unique among vendors of support systems for SS7 in that we have been a long-term provider of both diagnostic equipment and testing systems. We believe that our presence in telephone central offices on a day-to-day basis gives our networking business a unique perspective on the needs of the central office project manager.

Research and Development

Technology is subject to rapid change, so the introduction of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to the research and development function.

We continue to invest in improvements to various Numerex technologies, including Cellemetry and its service capabilities on an ongoing basis, focused primarily on the development of expanded service bureau capabilities, further communications costs reductions, and additional enhancement to application-specific capabilities.

The Cellemetry Network currently supports both TDMA and CDMA switch technologies. It is our opinion that the CDMA protocol will continue to expand domestically because it is the preferred technology of the two of the largest cellular providers in the U.S. We are finalizing efforts on the integration of a Cellemetry digital CDMA radio into our products. These Cellemetry digital radios will operate on both the CDMA and AMPs networks to ensure continued ubiquitous, reliable coverage along with legacy support. In parallel with our CDMA development initiative, we are focused on providing a multi-protocol SMS offering that provides greater bandwidth. Other major advantages of this supplemental offering are that, unlike other data transport methods, SMS operates across the new switch technologies (CDMA and GSM) as well as legacy technologies (TDMA).

Digital Cellemetry will also offer a wireless solution by combining existing analog and digital technologies into multi-mode/multi-band radios, allowing for maximum coverage and obsolescence protection. This strategy will also provide our customers a high level of flexibility for deployment not restricted by location or application. Numerex offers this choice in a logical, flexible, and cost-effective migration plan that is designated to maintain our current functionality, secure our and our customers’ investment in existing solutions, embraces new and evolving technology, and provide a new array of wireless solutions.

We have focused on providing customers with industry benchmark solutions that go beyond control channel transport of machine messages. With digital network migration well under way, it is important to provide the market and customers with a clear migration path from legacy analog networks and services to the new digital networks and IP platforms.

Prudent integration of new digital and web technology into our wireless businesses is an active and on-going process. We are committed to taking full advantage of such new technology whenever and wherever it makes sense for our customers.

Product Warranty and Service

Our wireless communications business provides a one-year parts and labor warranty on all products. Our Wireline Data communications (Derived Channel) business provides customers with limited one-year warranties on scanners and message switch software, while Subscriber Terminal Units (STUs) are typically sold with a one-year labor and materials warranty. Our digital multimedia business provides either a one-year warranty on parts and labor, depending on the scale and type of product provided. Our networking business provides a one- or two-year warranty on all telecommunications networking products. In addition, a help desk and training support is offered to users of telecommunications networking products. To date, the cost of our warranty programs have not been material.

Intellectual Property

We hold patents covering its technology related to Cellemetry in the United States and various other countries. These patents expire between 2011 and 2016. Through Cellemetry, we license certain technologies related to Cellemetry under licenses with BellSouth Corporation. We also own other intellectual property relating to our products. We hold patents through Cellemetry LLC, which primarily cover the delivery of the Cellemetry wireless data communications service. These patents expire between 2010 and 2012. It is our practice to apply for patents as new products or processes suitable for patent protection are developed. No assurance can be given about the scope of the patent protection.

We believe that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, we believe that our success will also be dependent upon our manufacturing, engineering, and marketing know-how and the quality and economic value of our products and solutions.

Cellemetry is a registered trademark of Numerex Corp. We believe that no individual trademark or trade name is material to our competitive position in the industry.

Regulation

Federal, state, and local telecommunications laws and regulations have not posed any significant impediments to either the delivery of wireless data signals using the Cellemetry network or the provision of alarm services by telephone companies using Derived Channel technology. We may be subject to certain telecommunications taxes and fees, including the federal universal service charge.

By February 2008, the FCC plans to eliminate its requirement that cellular carriers offer analog service pursuant to the Advanced Mobile Phone Service (AMPS) standard. At that time, cellular carriers may stop offering analog AMPS cellular service and use the spectrum for other purposes. Cellemetry, which currently uses the control channel of AMPS cellular service, would have to migrate its service to the control channels of digital CDMA wireless service or to the Short Message Services of digital CDMA or GSM wireless service, and customers that use services based on Cellemetry would have to replace incompatible radios where AMPS service is no longer available. Our wireless products and services that make use of the Cellemetry network would be similarly affected. While we expect that AMPS standard to be available for period of time after 2008, we continue to work on digital alternatives. This will allow the provision of services based on Cellemetry into the foreseen future. Also, by going to the digital standard, we will be able to add greater functionality compared to the current products on the AMPS standard.

In addition, our products, such as derived-channel STUs, Uplink radios, and certain digital multimedia products, require certification from the FCC for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. Our products currently used in the United States, which are subject to these requirements, have received all required certifications. However, anticipated design changes to products sold in the United States will require compliance testing and certification.

In the United States, our products require certification from Underwriters Laboratories in order to serve monitoring applications with higher levels of insurance risk. Certain products of our digital multimedia business also require certification from Underwriters Laboratories. We expect to obtain required Underwriters Laboratories certifications for products currently marketed in the United States.

Regulations similar to the above may exist in other countries. In the event that we did not comply with any such regulations, or if our current or future products did not meet various regulatory standards or receive and maintain all required certifications, our business could be adversely affected.

Employees

As of March 15, 2005, we employed 83 employees in the U.S., consisting of 4 in manufacturing, 30 in sales, marketing and customer service, 30 in engineering and operations and 19 in management and administration. We have experienced no work stoppages and no employees are represented under collective bargaining arrangements. We believe our relationship with our employees is good.

Available Information

We make available free of charge through our website at www.nmrx.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed or furnished pursuant to 13(a) or 15(d) of the Securities and Exchange act of 1934, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Our filings are also available through the Securities and Exchange Commission via their website, http://www.sec.gov. The information contained on our website is not incorporated by reference in this annual report on form 10-K and should not be considered a part of this report.

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

We may not achieve or sustain operating income, net income or positive cash flow from operations in the future. In 2002, we had a net loss of $7,450,000 and a net loss applicable to common stockholders of $7,690,000. In 2003, we had a net loss applicable to common stockholders of $1,404,000. For the year ended December 31, 2004, we had a net loss applicable to common stockholders of $2,079,000.

In addition, we expect to continue to incur significant operating costs and, as a result, will need to generate significant additional revenues to achieve profitability, which may not occur. If our revenues do not grow as needed to offset these costs, our business may not succeed.

We have debt obligations that may adversely affect our financial and operating flexibility.

We currently have indebtedness and may incur additional indebtedness in the future. As of December 31, 2004, our total debt (including obligations under capital leases and equipment financings) was $6.2 million. The terms of our outstanding debt limits us, but does not prohibit us, from incurring additional debt.

As a result of this debt and debt that we may incur in the future, we will need to devote a portion of our available cash towards debt service payments. In addition, our ability to borrow additional money is restricted by our current debt arrangements.

Some of our debt is convertible into common stock. The principal amount and any interest that has accrued on some of our debt may be converted at any time by the holder into common stock at a predetermined fixed price. The conversion of our debt into common stock, or payment of principal and interest by us using common stock, would dilute stockholders, possibly substantially.

Substantially all of our property and assets are subject to a lien to secure our debt. If we default on our debt, we would be subject to foreclosure on substantially all of our assets to the extent necessary to repay any amounts due. Any such default and resulting foreclosure would have a material adverse effect on us.

Our ability to repay or refinance our debt depends on our successful financial and operating performance and on our ability to implement our business strategy successfully. We cannot assure you that our future cash flows and capital resources will be sufficient to repay our existing indebtedness and any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing, if deemed necessary. Further, our borrowings are secured by substantially all of our assets and guaranteed by most of our subsidiaries. In the event that we are unable to repay our debts, we may be forced to reduce or delay the completion or expansion of our business strategy, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. If we are unable to meet our debt service obligations, we would be in default under our existing arrangements.

We may seek to sell assets to pay off some of our debt.

One of our strategies to pay off some of our debt is to sell assets. These assets may currently generate revenue for us and contribute to our net income and cash flow. If we sell assets that do generate revenue and contribute to our net income and cash flow, this could adversely affect our profitability and our results from operations. A sale of some of our assets could also adversely affect our business strategy, by either delaying or slowing its implementation.

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

Over the past two years we have introduced MobileGuardian, a vehicle tracking solution, VendView, a vending management service, and IPContact, a desktop videoconferencing software package. If these products and services, or any of our other existing products and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

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

We primarily sell our products through distributors. Our sales could be affected by disruptions in the relationships between our distributors or between our distributors and end users of our products or services. Also, distributors may choose not to emphasize our products and services to their customers. Any of these actions or results could lead to decreased sales.

Certain Factors May Inhibit Changes in Control of the Company.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 47.6% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.

Our articles of incorporation generally limit holdings by persons of our common stock to no more than 10% without prior approval by our Board. Except as otherwise permitted by the Board, no stockholder has the right to cast more than 10% of the total votes regardless of the number of shares of common stock owned. In addition, if a person acquires holdings in excess of this ownership limit, our Board may terminate all voting rights of the person during the time that the ownership limit is violated, bring a lawsuit against the person seeking divestiture of amounts in excess of the limit, or take other actions as the Board deems appropriate. Our articles of incorporation also have a procedure that gives us the right to purchase shares of common stock held in excess of the ownership limit.

Our articles of incorporation permit our Board to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders.

Changing regulations could affect us.

By 2008, cellular carriers will no longer be required by the FCC to provide analog service compatible with Advanced Mobile Phone Service (AMPS). It is likely that many cellular carriers may stop offering analog AMPS cellular service. Cellemetry, which currently operates using AMPS cellular service, would have to begin operating on other wireless service channels, and customers that use services that involve Cellemetry would have to replace incompatible equipment. Other products and services that we make and that depend on Cellemetry, such as Mobile Guardian, would be similarly affected. While we are currently developing a digital standard, we might not be successful in such development.

Many of the ultimate consumers of our PowerPlay products and services are elementary and secondary schools that pay for their purchases with funding that they receive through the FCC’s e-rate program. Changes in this program could affect demand for our PowerPlay products and services.

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

If and when a problem occurs on our Cellemetry network, it may be difficult to identify the source of the problem due to the overlay of our network with the cellular telephone network and our network’s reliance on the cellular network. The occurrence of hardware or software errors, regardless of whether such errors are caused by our products or our Cellemetry network, may result in the delay or loss of market acceptance of our products and services, and any necessary revisions may result in significant and additional expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operations.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We have a subsidiary operating in Australia and are doing business in the Caribbean, South America, Canada and Japan. Accordingly, we are subject to international regulation and business uncertainties. International sales and operations may be subject to additional risks than those risks in the United States, such as the following:

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

In addition, the laws of certain countries do not protect our products as much as the laws of the United States do, which may lead to the potential loss of our proprietary technology through theft, piracy or a failure to protect our rights. These factors may have a material adverse effect on our future international sales and, consequently, on our business and results of operations.

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

Some of our products are subject to certification requirements from the Federal Communications Commission, or Underwriters Laboratories. Failure to obtain such certifications for new products could have a material adverse effect on us.

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

Additional Expenses may be incurred due to compliance with changing regulation of corporate governance and public disclosure.

Changing laws, regulations and standards relating to the corporate governance and public disclosure, including the Sarbanes-Oxley

Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Due to our commitment to maintain high standards of corporate governance and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources.

Item 2.	Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Willow Grove,	Networking and	10,000	2008
Pennsylvania	Wireline Data Communications

State College,	Digital Multimedia	10,788	Month to Month
Pennsylvania

Atlanta, Georgia	Wireless Data Communications	20,973	2010
	and Principal Executive Office

Norcross, Georgia	Wireless Data Communications	1,658	2005

We conduct engineering, sales and marketing, and administrative activities at many of these locations. We believe that our existing facilities are adequate for our current needs. As we grow and expands into new markets and develop additional products, we may require additional space, which we believe will be available at reasonable rates.

We engage in limited manufacturing, equipment and product assembly and testing for certain products. We also use contract manufacturers for production, sub-assembly and final assembly of certain products. We believe there are other manufacturers that could perform this work on comparable terms.

The semiconductors, microprocessors and other components used in our products are obtained from various suppliers and manufacturers, some of which are the sole source of such components.

Item 3.	Legal Proceedings.

As previously disclosed, on May 5, 2003 Hawkeye Switching LLC and an affiliated entity, RSA No. 2 (collectively “Hawkeye”), sued Numerex Solutions LLC (“Numerex”) a wholly owned subsidiary of the Company in Iowa District Court for Mills County, alleging breach of contract and fraudulent inducement related to a Data1Source contract for over-the-air activation and SMS text messaging. Hawkeye settled this matter, which included a full release of Numerex, on April 20, 2004. The settlement did not have a material impact on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 15, 2005, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	51	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	50	Executive Vice President, Chief Operating Officer
Alan B. Catherall	51	Executive Vice President, Chief Financial Officer

*Member of the Board of Directors

     Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999. From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership and provided consulting services to Dominion Group Limited.

     Mr. Marett has been an Executive Vice President of the Company since February 2001. In February 2005 he was named Chief Operating Officer. From 1999 to 2001, Mr. Marett was Vice President, Sales and Marketing, of TManage, Inc., which provided planning, installation, and support services to companies with large remote workforces. From 1997 to 1999 Mr. Marett was Vice President, Business Development, of Mitel Business Communications Systems, a division of Mitel Corporation. Prior to this position Mr. Marett held a number of executive positions at Bell Atlantic.

     Mr. Catherall has been the Executive Vice President and Chief Financial Officer of the Company since June 2003. From 1998 to 2002, Mr. Catherall served as Chief Financial Officer of AirGate PCS, a NASDAQ-listed wireless company. From 1996 to 1998, Mr. Catherall was a partner in Tatum CFO LLP, a financial services consulting company. Prior to this, he held a number of executive and management positions at MCI Communications.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters.

We currently do not pay any cash dividends. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including our earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.

Our Common Stock is quoted on the NASDAQ National Market and traded under the symbol “NMRX.”

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ National Market for the applicable periods.

Fiscal 2004	High	Low
First Quarter (January 1, 2004 to March 31, 2004)	$5.10	$3.50
Second Quarter (April 1, 2004 to June 30, 2004)	5.71	3.68
Third Quarter (July 1, 2004 to September 30, 2004)	4.99	3.50
Fourth Quarter (October 1, 2004 to December 31, 2004)	5.25	3.50

Fiscal 2003	High	Low
First Quarter (January 1, 2003 to March 31, 2003)	$3.34	$1.05
Second Quarter (April 1, 2003 to June 30, 2003)	3.58	1.50
Third Quarter (July 1, 2003 to September 30, 2003)	5.00	2.61
Fourth Quarter (October 1, 2003 to December 31, 2003)	4.13	2.65

As of March 15, 2005, there were 63 shareholders of record of our Common Stock, which include shares held in street name by brokers or nominees.

On January 28, 2005, we completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the aggregate principal amount of $1,500,000 and (ii) a Common Stock Purchase Warrant to purchase up to 100,000 shares of our common stock. The principal amount of the note may be converted into our common stock at a price equal to $5.31 per share. In addition, if conditions are met, we may pay principal on the note in either cash or in Common Stock. The Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We are required to register these Securities and have the registration declared effective by August 28, 2005. If the Registration Statement has not been declared effective by August 28, 2005, then for each 30 day period thereafter (or portion thereof), the number of shares of Common Stock represented shall be increased by 5,000 shares (at an exercise price of $5.99), until the earlier number of (i) the day on which the Registration Statement is declared effective, and (ii) January 28, 2006.

Laurus is an “accredited investor” as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	2,270,515	$4.50	1,770,783
Equity compensation plans not approved by security holders	—	—	—
Total	2,270,515	$4.50	1,770,783

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes contained in “Item 8. Financial Statements and Supplementary Data” and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

The following financial information was derived using the consolidated financial statements of Numerex Corp. at and for each of the fiscal years in the five-year period ended December 31, 2004.

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousand, except share data)	2004	2003	2002	2001	2000
Statement of Operations Data
Revenues	$22,993	$20,157	$24,501	$24,258	$20,290
Gross profit	10,039	9,029	10,221	9,254	8,000
Operating income (loss)	(1,631)	(2,726)	(7,468)[3]	(7,330)	(9,006)
Net income (loss)	(2,079)	(1,404)[1]	(7,450)	(3,142)	(3,960)
Earnings (loss) per common share (diluted)	(0.19)	(0.13)	(0.71)	(0.32)	(0.40)

Balance Sheet Data
Total Assets	$32,612	$33,970	$37,111	$42,974	$45,942
Capital lease obligations (short and long term)	35	344	1,573	472	138
Shareholders’ equity	23,652	25,366 [2]	27,615	34,108	36,902 [4]

Cash Flow Data
Net cash provided by (used in) operations	$1,520	$706	$(2,890)	$(3,237)	$(7,482)

1 - Includes gain on sale of business of $1.7 million

2 - Includes purchase of treasury stock of $1.0 million

3 - Includes costs of non-recurring acquisition activity of $1.9 million

4 - Includes purchase of treasury stock of $4.0 million

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp. is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

The year 2004 marked a milestone year for Numerex in which our products and services gained significant traction and heightened visibility. We continued the development of our network strategy to support continued expansive coverage, legacy network interoperability and expanded digital capabilities for higher bandwidth applications. For example, we announced a joint development agreement to deliver multi-mode digital radios with new features that increase our network and solution capabilities as well as provide a technology migration path for analog only customers.

Excluding the impact of Data 1Source LLC, which was sold in September of 2003, total revenues in 2004 grew to $22.8 million, a $4 million increase compared to 2003. Wireless data revenues contributed over 75% of this growth, increasing over $3.1 million compared to the prior year. Most of this growth came from service revenues which are not only recurring in nature but are also profitable. Digital Multimedia also grew in 2004 compared to 2003 as a result of both increased shipments of video-conferencing equipment and stronger integration and installation service revenues.

Gross margins slightly declined in 2004 compared to the prior year; however, again excluding the impact of Data1Source, gross margins grew in all segments of the business, particularly in wireless data where there was an increase in recurring service revenues.

Overheads, which include both SG&A as well as R&D, increased nominally in 2004 compared to the prior year. This increase occurred in the first part of 2004 prior to the distribution agreement with South West Dealer Services, by virtue of which they now assume the sales costs of selling directly to auto dealerships.

As a result of these many improvements, Numerex recorded significantly reduced operating losses in 2004 compared to 2003.

Numerex has a stronger cash position at the end of 2004 than it had a year ago. At the end of 2004 our cash balance was more than twice the cash balance compared to the end of 2003. Current assets now exceed current liabilities. In 2004, we generated cash flows from operating activities of over $1.5 million compared to an operating account deficit in 2003. In addition, our financial position was further strengthened at the end of January 2005 with the sale of a $1.5 million convertible term note to the Laurus Master Fund, Ltd. The net proceeds from the financing will be used primarily to provide additional working capital.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 2004 and 2003 and 2002. This discussion should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

Critical Accounting Policies

     Note A of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of Numerex’s Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used.

General

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories and the adequacy of reserves for excess and obsolete inventories, accounting for income taxes and valuation of goodwill and other intangible assets. Actual amounts could differ significantly from these estimates.

Revenue Recognition

     We primarily sell products, recurring services (most billed on a monthly basis) and on-demand services.

     Product revenues are recognized at the time title passes to the customer, which in most cases is at the time of shipment. However, we did have one significant product shipment in 2003 where we did not recognize revenue at the passage of title. In May 2003, we shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. The Agreement allows the customer to generate additional revenues by providing additional services to its customers. We will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), it must meet certain obligations under the Agreement or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, we are recognizing revenue on the sale of the equipment equal to the payments received from this customer from this revenue share. We also recognized cost of sales equal to the payments received from the customer and reduced the value of this asset. While we only received our first payment from this customer in September 2004, we and our customer in Australia continue to promote the new service now that the installation has been completed and tested. Currently we expect to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, we will reassess the accounting treatment for the project. In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.

     We bill most of our recurring service revenues on a monthly basis, which are generated by providing customers access to our wireless machine-to-machine communications network (the “Network”). We sell these services to retailers and wholesalers of the service. For services sold to retailers, monthly service fees are generally a fixed monthly amount billed one month in advance. We defer the advance billing for the service and recognize the revenue when the services are provided. For services sold to wholesalers, the customers are billed a fixed base fee in advance and usage fees in arrears at the end of each month. Again, we defer the advance billing of the base fee and recognize the revenues when the services are performed.

     We also provide services on a demand basis — such as installation services. These types of services are generally completed in a short period of time (usually less than one month) and are billed and the revenue recognized when the services are completed.

     We do occasionally have multiple element service agreements, which involve both the supply of product and the provision of services over a multi-year arrangement. Accounting principles for agreements involving multiple elements require us to allocate earned revenue to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element, such as design, product supply, product integration, installation, maintenance, support and warranty services, based on the relative fair values of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence (“VSOE”). VSOE for each element is based on the price charged when the same element is sold separately or could be purchased from an unrelated supplier. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the fair value method. Under these methods, the fair value of the undelivered element is deferred and is recognized ratably over the contract term on an as earned basis. In the case of the supply of product we maintain title to the product and transfer title at the completion of the contract term.

Accounts Receivable and Allowance for Doubtful Accounts

     Our estimate for our allowance for doubtful accounts related to trade receivables is estimated based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, we establish a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be changed by a material amount.

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

     We value our inventory at the lower of cost or market. We continually evaluate the composition of our inventory and identify, with estimates, potential future excess, obsolete and slow-moving inventories. We specifically identify obsolete products for reserve purposes and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory. If we are not able to achieve our expectations of the net realizable value of the inventory at its current carrying value, we would adjust our reserves accordingly.

Valuation of Goodwill and Other Intangible Assets

     We assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	significant negative industry or economic trends.

     When determined that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Net goodwill and intangible assets amounted to $22,825,000 as of December 31, 2004.

Recent Accounting Pronouncements

     In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we ceased to amortize $10,983,000 of goodwill. On March 28, 2003 we purchased the 40% share Cingular owned in Cellemetry LLC. This gave us 100% ownership of Cellemetry LLC and increased total goodwill to $15,014,000 at December 31, 2003. We had recorded $733,000 of amortization during 2001 and would have recorded approximately $768,000 of amortization during 2002 and approximately $918,000 in 2003. In lieu of amortization, we are required to perform an annual impairment review of goodwill. Based on this initial review at January 1, 2002 and the annual review at December 31, 2002, 2003 and 2004, we did not record an impairment charge.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments at the time of issuance. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock awards based on its grant-date fair value and to recognize the cost over the period the employee is required to provide services for the award.

     We expect to adopt the provisions of SFAS No. 123(R) effective July 1, 2005, as required, and plan to use the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value-based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the nonvested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. Under this method, it is estimated that the adoption of SFAS No. 123(R) will result in approximately $150,000 of stock-based compensation expense in the second half of 2005 related to non-vested employee options issued prior to the adoption date.

     In November 2004, the FASB released revised SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS No. 151”). The new standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although we are still evaluating the impact that the adoption of SFAS No. 151 will have on our Consolidated Financial Statements, we currently do not believe it will have a material impact as we have not historically had any abnormally low levels of production, unplanned downtime, labor or material shortages.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United Sates of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes which begin on page 43 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Result of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,			2004 vs. 2003	2003 vs. 2002
(in thousands, except per share amounts)	2004	2003	2002	% Change	% Change
Net sales:
Wireless Data Communications
Product	$5,913	$4,839	$7,461	22.2%	-35.1%
Service	8,687	7,848	6,748	10.7%	16.3%

Sub-total	14,600	12,687	14,209	15.1%	-10.7%
Digital Multimedia and Networking
Product	3,434	2,647	5,668	29.7%	-53.3%
Service	3,968	3,518	3,686	12.8%	-4.6%

Sub-total	7,402	6,165	9,354	20.1%	-34.1%
Wireline Security
Product	350	449	230	-22.0%	95.2%
Service	641	856	708	-25.1%	20.9%

Sub-total	991	1,305	938	-24.1%	39.1%
Total net sales
Product	9,697	7,935	13,359	22.2%	-40.6%
Service	13,296	12,222	11,142	8.8%	9.7%

Total net sales	22,993	20,157	24,501	14.1%	-17.7%
Cost of product sales (excluding depreciation)	7,626	6,043	9,836	26.2%	-38.6%
Cost of services (excluding depreciation and amortization)	4,943	4,443	4,116	11.3%	7.9%
Depreciation and amortization	385	642	328	-40.0%	95.7%

Gross Profit	10,039	9,029	10,221	11.2%	-11.7%
Gross Profit %	43.7%	44.8%	41.7%

Selling, general, and administrative expenses	8,625	8,371	10,672	3.0%	-21.6%
Research and development expenses	906	905	1,097	0.1%	-17.5%
Bad debt expense	475	551	1,837	-13.8%	-70.0%
Depreciation and amortization	1,664	1,928	2,184	-13.7%	-11.7%
Costs related to non-recurring charges			1,899		-100.0%

Operating loss	(1,631)	(2,726)	(7,468)	-40.2%	-63.5%

Interest income and (expense), net	(637)	(354)	(199)	79.9%	77.9%
Other income and (expense), net	(52)	56	313	-192.9%	-82.1%
Gain on sale of business	250	1,712	—
Provision for income taxes	(9)	(92)	(96)	-85.4%

Net loss	(2,079)	(1,404)	(7,450)	48.1%	-81.2%

Net loss applicable to common shareholders	$(2,079)	$(1,404)	$(7,690)	48.1%	-81.7%

Basic and Diluted loss per common share	$(0.19)	$(0.13)	$(0.71)
Weighted average shares outstanding	10,798	10,934	10,766

See notes to consolidated financial statements

Fiscal Years Ended December 31, 2004 and December 31, 2003

     Net sales increased 14.1% to $22,993,000 for the year ended December 31, 2004 as compared to $20,157,000 for the year ended December 31, 2003. The increase in total net sales for the year ended December 31, 2004 is attributable to a 22.2% increase in total product sales and an 8.8% increase in sales of services. Most of the product and service sales increase for the year ended December 31, 2004, compared to the same period in 2003, was in Digital Multimedia and Networking and Wireless Data Communications in the amount of $3,150,000. These increases were partially offset by a decrease in Wireline Security product and service sales of $314,000.

     Cost of product sales increased 26.2% to $7,626,000 for the year ended December 31, 2004 as compared to $6,043,000 for the year ended December 31, 2003. The increase in cost of sales was primarily the result of higher product sales volume in the Wireless Data Communications and Digital Multimedia & Networking, which were partially offset by lower Wireline product sales. We also experienced an increase in the cost of our Wireless Services products during the year ended December 31, 2004 versus the same periods in 2003. We have identified alternative sources of these products that we believe should defray some of these increases in future periods.

     Cost of services increased 11.2% to $4,943,000 for the year ended December 31, 2004 as compared to $4,443,000 for the year ended December 31, 2003. The increase in cost of services for the twelve months ended December 31, 2004 versus the same period in 2003 was primarily the result of higher service sales volume in Wireless Data Communications and higher service sales volume in Digital Multimedia and Networking. Additionally, we received a one-time credit against network service provider costs that occurred in quarter ended June 30, 2003 that did not occur in 2004.

     Cost of sales depreciation and amortization expense decreased 40% to $385,000 for the year ended December 31, 2004 as compared to $642,000 for the year ended December 31, 2003. This decrease was primarily due to the sale of the assets relating to Data1Source, which was sold in September 2003.

     Gross profit, as a percentage of net sales, was 43.7% for the year ended December 31, 2004 as compared to 44.8% for the year ended December 31, 2003. The total gross profit as a percentage of sales decreased for the twelve month period ended December 31, 2004 compared to the same period in 2003 because product sales were 33.2% of total sales for the year ended December 31, 2004 versus 30.0% for the year ended December 31, 2003. Since, gross profit as a percentage of sales is generally less on product sales than for service sales, the increase in product sales versus service sales decreased the total gross profit as a percentage of sales. The decreases in gross profit as a percentage of sales for the twelve months period ended December 31, 2004 versus the same period in 2003 were partially offset by a reduction of depreciation expense due to the sale of the assets relating of Data1Source.

     Selling, general, administrative and other expenses increased 4.4% to $8,743,000 for the year ended December 31, 2004 as compared to $8,371,000 for the year ended December 31, 2003. As a percentage of sales, selling, general, administrative and other expenses decreased to 38.0% for the year ended December 31, 2004 as compared to 41.5% for the year ended December 31, 2003. Selling, general, administrative and other expenses decreased as a percentage of revenue for the year primarily due to reductions in personnel in our Mobile Guardian division.

     Research and development expenses remained constant at $906,000 for the year ended December 31, 2004. We expense research and development costs and expect such costs to continue at current levels.

     Bad debt expense decreased 35.2% to $357,000 for the year ended December 31, 2004 as compared to $551,000 for the year ended December 31, 2003. Bad debt decreased during the period as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in general economic conditions.

     Operating expense depreciation and amortization expense decreased 13.7% to $1,664,000 for the year ended December 31, 2004 as compared to $1,928,000 for the year ended December 31, 2003. This was due to some older assets becoming fully depreciated while we have had a limited requirement for the purchase of new equipment.

     Interest expense (net) increased to $637,000 in 2004 compared to $354,000 for the prior year. This increase was primarily the result of interest expense on the $4,500,000 we received from a convertible note payable to Laurus Master Fund on January 15, 2004. This convertible note payable replaced the $3,500,000 note payable to Cingular. The note payable to Laurus Master Fund has a higher effective interest rate than the Cingular note payable, however, the Laurus note payable has a longer term. We issued the note payable to Cingular on March 28, 2003, thus the twelve month period ended December 31, 2003 had approximately nine months of interest expense, while the Laurus Master Fund note payable was issued by us on January 15, 2004, therefore, the twelve month period ended December 31, 2004 had approximately eleven and a half months of interest expense.

     Gain on the sale of business of $250,000 for the twelve-month period ended December 31, 2004 was due to the receipt of a contingent payment in March 2004 on the sale of Data1Source in September 2003 since the contingency was favorably met. The gain on the sale of business of $1,712,000 twelve-month period ended December 31, 2003 was attributable to the sale of Data1Source.

     Foreign currency loss of $52,000 for the year ended December 31, 2004 versus a gain of $56,000 was mostly the result of foreign currency loses on sales to Canadian customers.

     More likely than not, we will not utilize the deferred tax items so we have not recorded a federal tax benefit for the year ended December 31, 2004. The $9,000 for the twelve-month period ended December 31, 2004 is related to certain state and foreign income taxes. The $92,000 in income tax expense for the twelve-month period ended December 31, 2003 is related to our operations in Australia and certain state income taxes. We recorded a net loss of $2,079,000 for the year ended December 31, 2004 compared to a net loss of $1,404,000 for the year ended December 31, 2003.

     Basic and diluted loss per common share increased to $(0.19) for year ended December 31, 2004 as compared to $(0.13) for the year ended December 31, 2003, which includes the gain on the sale of Data1Source.

     The weighted average and diluted shares outstanding decreased to 10,798,000 for the year ended December 31, 2004 as compared to 10,934,000 for the year ended December 31, 2003. The decrease in weighted average basic shares outstanding for the twelve–month period ended was primarily due to our repurchase on March 28, 2003 of 625,000 shares of our common stock held by Cingular. This was partially offset by shares issued under the employee stock purchase plan.

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

     Gross profit, as a percentage of net sales, was 44.8% for the year ended December 31, 2003 as compared to 41.7% for the year ended December 31, 2002. The reason for the increase in the gross profit for the year was primarily attributable to service revenues being a higher portion of total revenues in 2003 versus 2002. Service revenues were 60.6% of total revenues in 2003 versus 45.5% for 2002 and we generally achieve higher margin than product sales. Service revenues were also up 9.7% in total, which allowed us to make up some of the gross profit dollars lost from the decline in product sales. The sale of a gateway software license recorded in the second quarter of 2002 had a significant positive impact on margin percentage for the year ended in December 31, 2002, since this software was originally developed for Cellemetry’s internal use, there was little additional costs associated with this sale to an external customer. This added approximately 1.2% to the margin percentage for 2002. The twelve-month period ended December 31, 2003 did not include such a gateway software license sale, thus the margin did not receive such a benefit.

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

     Research and development expenses decreased 17.5% to $905,000 for the year ended December 31, 2003 as compared to $1,097,000 for the year ended December 31, 2002. This was primarily the result of reductions in research and development personnel that was partially offset by lower capitalization than in the prior year. Most of the research and development was more general in 2003, as opposed to the major projects in 2002. We expense research and development costs and expect it to continue at current levels.

     Bad debt expense decreased 70.0% to $551,000 for the year ended December 31, 2003 as compared to $1,837,000 for the year ended December 31, 2002. Bad debt expense was unusually high in 2002 due to an increase in customers not being able to pay as a result of a decline in the general economic conditions in the telecommunications industry and severely curtailed access to additional sources of capital and credit facilities. This led us to tighten our credit policy beginning in the latter part of 2002. The $1,837,000 bad debt expense in 2002 included $361,000 written off for a specific customer. We accepted product in lieu of payment for the goods and services billed to the customer. The sales value of the goods and services sold to this customer totaled $1,735,000; $1,102,000 was invoiced in the forth quarter ended December 31, 2001 and the balance of $633,000 was invoiced in the first quarter of 2002. The $361,000 written off to bad debt expense represents the margin earned on the sale. The balance, $1,374,000, represented the expected net realizable value (in this case at cost) of the product repossessed and placed in inventory.

     Operating expense depreciation and amortization expense decreased 11.7% to $1,928,000 for the year ended December 31, 2003 as compared to $2,184,000 for the year ended December 31, 2002. This was due to some older assets becoming fully depreciated while we had a limited requirement for the purchase of new equipment.

     Costs related to non-recurring acquisition activity were $1,899,000 for the year ended December 31, 2002. This write-off was the result of us reaching an impasse in the second quarter of 2002 in its negotiations with BT Group plc to acquire their RedCARE division, its security products and service business. These costs were primarily related to legal and accounting expenses incurred during diligence and negotiations.

     Interest expense (net) increased to $354,000 in 2003 compared to $199,000 for the prior year. This increase in net interest expense was primarily the result of increased interest expense on the $5,000,000 note payable incurred on March 28, 2003 to Cingular for the purchase of their interest in Cellemetry (see explanation under “Liquidity and Capital Resources”). There was also additional interest expense in the year ended December 31, 2003 versus the same period in 2002 on our revolving line of credit.

     Gain on sale of business of $1,712,000 for the year ended December 31, 2003 was due to the sale of our Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months on March 15, 2004, if certain criteria are met. Currently it has not been determined if these criteria have been met. Costs associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs including finders’ fees and legal costs. While the sale of Data1Source LLC did not meet the requirements to be considered a significant disposition, its sale will have a negative impact on future revenues, gross margins and cash flow because of the profitable nature of the business.

     Foreign currency gain of $56,000 for the year ended December 31, 2003 versus a loss of $13,000 was mostly the result of foreign currency gains on sales to Canadian customers due to the weakening of the U.S. dollar versus the Canadian dollar.

     Minority interest for the year ended December 31, 2003 was $0 compared to $326,000 for the year ended December 31, 2002. The principle reason for the decrease in Minority interest was the depletion of Minority Interest on the Company’s balance sheet related to a joint venture. We purchased the minority parties interest on March 28, 2003.

     Due to its net loss from operations, we did not record a federal tax provision in the years ended December 31, 2003 and 2002, respectively. The $92,000 in income tax expense recorded for 2003 relates to our operations in Australia and certain state income taxes. We are entitled to the benefits of certain net operating loss carry forwards, however, net operating loss carry forwards of approximately $2,900,000 and $8,500,000 for the years ended December 31, 2001 and 2002 respectively may not be available in future years. We have not classified our net operating loss carry forwards as an asset in our financial statements and thus a loss of net operating loss carry forwards does not impact current operating results.

     We recorded a net loss of $1,404,000 for the year ended December 31, 2003 compared to a net loss of $7,450,000 for the year ended December 31, 2002.

     Preferred stock dividend for the year ended December 31, 2003 was $0 as compared to $240,000 for the year ended December 31, 2002. This decrease was due to the conversion of the preferred stock to our common stock in December 2002.

     We recorded a net loss applicable to common shareholders of $1,404,000 for the year ended December 31, 2003 as compared to net loss applicable to common shareholders of $7,690,000 for the year ended December 31, 2002.

     Basic and diluted loss per common share decreased to $(0.13) for year ended December 31, 2003 as compared to $(0.71) for the year ended December 31, 2002.

     The weighted average and diluted shares outstanding increased to 10,934,000 for the year ended December 31, 2003 as compared to 10,766,000 for the year ended December 31, 2002. The increase in weighted average basic and diluted shares outstanding was primarily due to the conversion of preferred stock to 625,000 shares of our common stock in December 2002, the exercise of stock options, and share issued under the employee stock purchase plan. The 625,000 shares of common stock were repurchased on March 28, 2003 (see explanation under “Liquidity and Capital Resources”).

Segment Information

Net Sale by Segment:	For the years ended December 31,			2004 vs. 2003	2003 vs. 2002
(In thousands)	2004	2003	2002	% Change	% Change
Net sales:
Wireless Data Communications
Product	$5,913	$4,839	$7,461	22.2%	-35.1%
Service	8,687	7,848	6,748	10.7%	16.3%

Sub-total	14,600	12,687	14,209	15.1%	-10.7%
Digital Multimedia and Networking
Product	3,434	2,647	5,668	29.7%	-53.3%
Service	3,968	3,518	3,686	12.8%	-4.6%

Sub-total	7,402	6,165	9,354	20.1%	-34.1%
Wireline Security
Product	350	449	230	-22.0%	95.2%
Service	641	856	708	-25.1%	20.9%

Sub-total	991	1,305	938	-24.1%	39.1%
Total net sales
Product	9,697	7,935	13,359	22.2%	-40.6%
Service	13,296	12,222	11,142	8.8%	9.7%

Total net sales	22,993	20,157	24,501	14.1%	-17.7%

	Percent of Total Sales
	2004	2003	2002
Net sales:
Wireless Data Communications
Product	25.7%	24.0%	30.5%
Service	37.8%	38.9%	27.5%

Sub-total	63.5%	62.9%	58.0%
Digital Multimedia and Networking
Product	14.9%	13.1%	23.1%
Service	17.3%	17.5%	15.0%

Sub-total	32.2%	30.6%	38.2%
Wireline Security
Product	1.5%	2.2%	0.9%
Service	2.8%	4.2%	2.9%

Sub-total	4.3%	6.5%	3.8%
Total net sales
Product	42.2%	39.4%	54.5%
Service	57.8%	60.6%	45.5%

Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2004 and December 31, 2003

     Net sales from Wireless Data Communications increased 15.1% to $14,600,000 for the year ended December 31, 2004 as compared to $12,687,000 for the year ended December 31, 2003. The increase in net sales for the twelve–month period ended December 31, 2004 was the result of an increase in product sales (up 22.2% from the same period last year) and an increase in service sales (up 10.7% versus the same period last year). The increase in Wireless Data Communications product sales of $1,074,000 for the year ended December 31, 2004 versus the same period in 2003 was primarily the result of increased sales of its new wireless vending machine monitoring product (VendView™) and an increase in vehicle security products and tracking services, MobileGuardian® The VendView product was only introduced in the fourth quarter of 2003. We expect VendView to continue to supplement the sales of our other wireless products. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless Data Communication services was primarily due to an increase in the number of connections to our Cellemetry wireless network. These increases were achieved even though we sold our short messaging service Data1Source in September 2003. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize the Cellemetry network to provide customer solutions. We also anticipate that VendView will continue to add additional connections in subsequent periods. We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

     Net sales from Digital Multimedia and Networking increased 20.1% to $7,402,000 for the year ended December 31, 2004 as compared to $6,165,000 for the year ended December 31, 2003. The increase in revenues compared to the 2003 was due to a 29.7% increase in product revenues to $3,434,000 primarily due to increased sales of our interactive videoconferencing products (PowerPlay™) directly or indirectly (as a subcontractor) to distance-learning customers.

Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period, however we continue to see signs of increased activity in this area. Digital Multimedia and Networking service sales increased 12.8% to $3,968,000 for the year ended December 31, 2004 over the same period in 2003. Most of this was from integration and installation services, which increased substantially compared to the same period in the prior year. Installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. Demand for these services from the wireline carriers has declined as they have reduced capital spending. Wireless carrier demand for these services can fluctuate dramatically in response to an environment of increasing customer demand for their services while at the same time they attempt to control their own capital expenditures. There was a significant increase of installation and integration services by the wireless carriers in the second and third quarter of 2004 as a result of government mandated provision of emergency 911 services by the end of this year. While service revenues have increased for the year, we cannot predict whether telecommunications customers will maintain their current level of capital expenditures.

     Net sales from Wireline Security decreased 24.1% to $991,000 for the year ended December 31, 2004 as compared to $1,305,000 for the year ended December 31, 2003. Most of the Wireline product sales in 2003 were the sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”). Pursuant to the Agreement, in May 2003, we shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although, under the Agreement, the customer retains title to this equipment following its acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, we did not recognize revenue on the equipment sale as of December 31, 2004. During the twelve–month period ended December 31, 2004 there were sales of maintenance parts to the customer that were not made pursuant to the Agreement. The sale price was fixed and payable in accordance with our normal terms and conditions. Accordingly, we recognized revenues from the sales of the maintenance parts to the customer in the twelve month period ended December 31, 2004 and 2003. The customer completed installation of the wireline security detection equipment in December 2003. Currently, the customer and Numerex are promoting the new expanded service. We received our first share of revenues from the services in the third quarter of 2004. Currently, we expect to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, we will reassess the accounting treatment for the project. (In May 2003, the value of the wire-line equipment was transferred from inventory to other assets.) We expect to continue to sell maintenance parts and perform services for this customer for the term of the Agreement.

Fiscal Years Ended December 31, 2003 and December 31, 2002

     Net sales from Wireless Data Communications decreased 10.7% to $12,687,000 for the year ended December 31, 2003 as compared to $14,209,000 for the year ended December 31, 2002. Wireless Data Communications product sale decreased by 35.1%, which was partially offset by an increase of service revenues of 16.3%. The decrease in product sales was primarily the result of changes made to our distribution strategy for wireless mobile telemetry product lines, which resulted in a decline in unit sales while new markets were developed during 2003. This included exiting the radio distribution market because of intense competition and slim margins as well as a revised focus with regard to mobile tracking. With regard to mobile tracking we launched our MobileGuardian product line, which provides vehicle security and tracking services, early in 2003. We continue to develop our automotive dealer distribution network for this product line and anticipate that the decline in product sales of mobile tracking units is temporary. The 16.3% increase in service revenues was primarily due to increased connections on our Cellemetry network, mainly related to security monitoring. The second quarter of 2002 net service revenues included a sale of a license of our Cellemetry gateway software to a customer in Colombia, South America for $500,000. Excluding this sale, service revenue derived from connections to Cellemetry network increased 25.6% in 2003 versus the same period in 2002. In addition there was an increase in digital subscribers utilizing our Data1Source mobile messaging service prior to being sold on September 15, 2003 (see comments on “Gain on sale of business” ).

     Net sales from Digital Multimedia and Networking decreased 34.1% to $6,165,000 for the year ended December 31, 2003 as compared to $9,354,000 for the year ended December 31, 2002. The decrease was primarily in product sales in both Digital Multimedia and Networking. The decrease in Digital Multimedia product sales was largely due to a decrease in PowerPlay purchases by distance learning customers. The decline in Network monitoring equipment sales was due to a reduction in capital spending by telecommunications customers for the year ended December 31, 2003 versus the same period in 2002. The reduction in Network monitoring equipment also translated into a decline in installation service revenues of 4.6%. While a reversal in the decline in capital spending for distance learning and telecommunications customers remains uncertain, we introduced IPContact in December of 2003. This high performance desktop videoconferencing software package is expected to supplement PowerPlay sales in 2004.

     Net sales from Wireline Security increased 39.1% to $1,305,000 for the year ended December 31, 2003 as compared to $938,000 for the year ended December 31, 2002. This increase was primarily due to an increase in product sales, which is due to additional sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”). Pursuant to the Agreement, in May 2003, the Company shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although the customer retains title to this equipment from acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the

Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, we did not recognize revenue on the equipment sale as of December 31, 2003. The sales of maintenance parts to the customer, however, was not pursuant to the Agreement and therefore we recognized revenues from those sales in the period ended December 31, 2003 since the sales price was a fixed amount and payable upon our normal terms. Installation of the equipment was completed by December 31, 2003.

Selected Quarterly Financial Data

     The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2004, and 2003, respectively.

     Our financial results may fluctuate from quarter to quarter as a result of factors, including the timing of product shipments, new product introductions and equipment, product and system sales that historically have been of a non-recurring nature.

     The information has been prepared from our books and records in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all (including only normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2004	2004	2004	2004
Net sales:
Wireless Data Communications
Product	$1,421	$1,309	$1,485	$1,698
Service	1,991	2,143	2,150	2,403

Sub-total	3,412	3,452	3,635	4,101
Digital Multimedia and Networking
Product	320	819	1,322	973
Service	709	1,153	1,028	1,078

Sub-total	1,029	1,972	2,350	2,051
Wireline Security
Product	151	143	45	11
Service	177	186	142	136

Sub-total	328	329	187	147
Total net sales
Product	1,892	2,271	2,852	2,682
Service	2,877	3,482	3,320	3,617

Total net sales	4,769	5,753	6,172	6,299

Cost of product sales (excluding depreciation)	1,630	1,858	2,043	2,095
Cost of services (excluding depreciation and amortization)	910	1,288	1,395	1,350
Depreciation and amortization	110	100	87	88

Gross Profit	2,119	2,507	2,647	2,766

Selling, general, and administrative expenses	2,153	2,310	2,074	2,118
Research and development expenses	278	202	205	221
Bad debt expense	168	116	131	60
Depreciation and amortization	427	409	411	417

Operating loss	(909)	(508)	(155)	(59)
Research and development expenses	136	(179)	(166)	(209)

Net loss	(771)	(709)	(340)	(259)

Net loss applicable to common shareholders	$(771)	$(709)	$(340)	$(259)

Basic and Diluted loss per common share	$(0.07)	$(0.07)	$(0.03)	$(0.02)
Weighted average shares outstanding	10,792	10,796	10,798	10,798

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Net sales:
Wireless Data Communications
Product	$1,027	$1,073	$1,229	$1,510
Service	1,859	2,081	1,964	1,944

Sub-total	2,886	3,154	3,193	3,454
Digital Multimedia and Networking
Product	504	395	944	804
Service	1,042	809	898	769

Sub-total	1,546	1,204	1,842	1,573
Wireline Security
Product	39	172	173	65
Service	216	190	248	202

Sub-total	255	362	421	267
Total net sales
Product	1,570	1,640	2,346	2,379
Service	3,117	3,080	3,110	2,915

Total net sales	4,687	4,720	5,456	5,294

Cost of product sales (excluding depreciation)	1,219	1,309	1,731	1,784
Cost of services (excluding depreciation and amortization)	1,235	960	1,158	1,090
Depreciation and amortization	180	174	181	107

Gross Profit	2,053	2,277	2,386	2,313

Selling, general, and administrative expenses	2,235	2,085	2,060	1,991
Research and development expenses	298	284	261	62
Bad debt expense	152	149	150	100
Depreciation and amortization	489	505	480	454

Net loss	(1,121)	(746)	(565)	(294)

Net loss applicable to common shareholders	$(1,117)	$(854)	$992	$(425)

Basic and Diluted loss per common share	$(0.10)	$(0.08)	$0.09	$(0.04)
Weighted average shares outstanding	11,384	10,785	10,878	10,790

Liquidity and Capital Resources

     We had working capital of $1,228,000 as of December 31, 2004 compared to a working capital deficit of $455,000 at December 31, 2003. We had cash balances of $1,684,000 and $734,000, respectively, as of December 31, 2004 and December 31, 2003.

     The majority of the increase in working capital reflects the repayment of $3,500,000 in short-term debt payable to Cingular. We repaid Cingular using a portion of the net proceeds from our Company Note with Laurus, $1,637,000 of which is classified as current and $2,178,000 of which is classified as long term. This Company Note also provided additional working capital.

     Net cash provided by operating activities was $1,520,000 for the year ended December 31, 2004 as compared to $706,000 for the year ended December 31, 2003. This $814,000 improvement was due to decreased net operating by $1,095,000 to $1,631,000 in 2004 as compared to $2,726,000 for the same period in 2003.

     Net cash used in investing activities was $570,000 for the year ended December 31, 2004 as compared to a source of cash of $518,000 for the year ended December 31, 2003. The increase in cash used in investing activities as opposed to a source of cash from investing activities was primarily due to the addition of tangible and intangible assets as well as a reduction to long-term receivables. This was partially offset by additional proceeds received from the sale of Data1Source of $250,000. These proceeds were contingent on certain criteria being met within six months following the original sale. We received this payment during the quarter ended March 31, 2004 since the contingency was satisfied. The cash provided by investing activities for the year of 2003 was primarily due to the sale of Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria are met.

     Net cash provided by financing activities was $84,000 for the twelve months ended December 31, 2004 as compared to net cash used in financing activities of $2,701,000 for the twelve months ended December 31, 2003. The increase in cash provided by financing activities was primarily due to proceeds from the Company Note partially offset by principal payments on this note of $468,000 and principal payments on capital lease obligations of $309,000. The cash used in financing activities during the year ended December 31, 2003 was primarily due to the purchase of the treasury stock from Cingular in the amount of $975,000 and to payoff the lease payable of $605,000 for the software sold with Data1Source LLC and the regular payments on capital lease obligations. The cash usage also included the payments of preferred stock dividends and the payoff of the entire outstanding balance of $400,000 on our revolving line of credit that offset cash provided by the line of credit during the year ended December 31, 2003.

     Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations, proceeds from the public offering, from the sale of its derived channel technology in November 1999 and the proceeds from the sale of Data1Source LLC.

     While our operations provided cash during the twelve-month period ended December 31, 2004, we continue to generate operating losses. Even though we continue to launch new products and establish new distribution channels for our products and services, our longer-term success will depend upon further reductions in operating losses and further increases in positive cash flow. We paid principal and interest of approximately $468,000 on our note in the year ended December 31, 2004, and will be required to pay principal and interest of approximately $1,900,000 in the calendar year 2005. However, if our common stock price exceeds $5.02 within the appropriate time frames, we will consider using shares of common stock to repay amounts due on the Company Note and reduce cash expenditures. Laurus could also convert the principle amount of the Company Note into company stock at a price of $4.56 per share.

     In order to further enhance our liquidity position, we closed a second round of financing with the Laurus Master Fund at the end of January 2005. The financing consists of a $1.5 million Secured Convertible Term Note and is convertible into shares of Numerex common stock at a conversion price of $5.31 per share. The note bears a fixed interest rate of 8% with principal repayments beginning in July 2005.

     As a result of the transactions with the Laurus Master Fund, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. In addition, as a result of issuing debt, those securities have rights, preferences and privileges senior to those of the common stock holders. If we are unable to repay the Company Note, Laurus could take action on its security interests, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Note and invoke its right to the collateral under a related security agreement.

Contractual Obligations

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
(in thousands)	Total	Year	years	years	years
Long-term Debt*	$3,815	$1,637	$2,178

Capital lease obligations	32	30	2

Operating lease obligations	2,396	542	1,624	230

Total	$6,243	$2,209	$3,804	$230	$0

*	This debt is convertible into the Company’s common stock at both the Company’s and Lender’s option depending on the Company’s stock price (see the description of this financing in the Liquidity and Capital Resources section above)

Off-Balance Sheet Arrangements

     As of December 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Effect of Inflation

     Inflation has not been a material factor affecting our business. In recent years the cost of electronic components has remained relatively stable, due to competitive pressures within the industry, which has enabled us to contain our manufacturing and operations costs. Our general operating expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures.

Foreign Currency

     Our functional and reporting currency is the U.S. Dollar. Fluctuations in foreign currency exchange rates are not expected to have a material impact on our results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	DECEMBER 31,	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,684	$734
Accounts receivable, net of allowance for doubtful accounts of $1,084 and $609, respectively	3,986	3,093
Notes Receivable	41	99
Inventory	1,561	3,461
Prepaid expenses and other current assets	736	700

TOTAL CURRENT ASSETS	8,008	8,087

PROPERTY AND EQUIPMENT, NET	840	1,296
GOODWILL, NET	15,014	15,014
OTHER INTANGIBLES, NET	7,213	7,979
SOFTWARE, NET	598	825
OTHER ASSETS	939	769

TOTAL ASSETS	$32,612	$33,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,601	$2,498
Other current liabilities	1,603	1,487
Note payable, current	1,637	3,500
Deferred revenues	906	775
Obligations under capital leases, current portion	33	282

TOTAL CURRENT LIABILITIES	6,780	8,542

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	2	62
Note Payable	2,178	—

TOTAL LONG TERM LIABILITIES	2,180	62

SHAREHOLDERS’ EQUITY
Preferred stock — no par value; authorized 3,000,000; none issued	—	—
Class A common stock — no par value; authorized 30,000,000; issued 13,203,660 and 13,181,547 shares, respectively	36,872	36,793
Additional paid-in-capital	809	439
Treasury stock, at cost, 2,391,400 shares on December 31, 2004 and December 31, 2003	(10,197)	(10,197)
Class B common stock — no par value; authorized 5,000,000; none issued	—	—
Accumulated other comprehensive income	13	97
Retained deficit	(3,845)	(1,766)

	23,652	25,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,612	$33,970

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	FOR THE YEARS
	ENDED DECEMBER 31,
	2004	2003	2002
Net sales:
Product	$9,697	$7,935	$13,359
Service	13,296	12,222	11,142

Total net sales	22,993	20,157	24,501

Cost of product sales (excluding depreciation)	7,626	6,043	9,836
Cost of services (excluding depreciation and amortization)	4,943	4,443	4,116
Depreciation and amortization	385	642	328

Gross Profit	10,039	9,029	10,221

Selling, general, and administrative expenses	8,624	8,371	10,672
Research and development expenses	906	905	1,097
Bad debt expense	476	551	1,837
Depreciation and amortization	1,664	1,928	2,184
Costs related to non-recurring acquisition activity	—	—	1,899

Operating loss	(1,631)	(2,726)	(7,468)
Interest income and (expense), net	(637)	(354)	(199)
Gain on sale of business	250	1,712	—
Other income and (expense), net	(52)	56	(13)
Minority interest	—	—	326

Loss before income taxes	(2,070)	(1,312)	(7,354)
Provision for income taxes	9	92	96
Net loss	(2,079)	(1,404)	(7,450)
Preferred stock dividend	—	—	240
Net loss applicable to common shareholders	(2,079)	(1,404)	(7,690)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(84)	106	18

Comprehensive loss	$(2,163)	$(1,298)	$(7,672)

Basic loss per share	$(0.19)	$(0.13)	$(0.71)

Diluted loss per share	$(0.19)	$(0.13)	$(0.71)

Weighted average common shares used in per share calculation
Basic	10,798	10,934	10,766
Diluted	10,798	10,934	10,766

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’EQUITY
(in thousands)

							Accumulated
							Other
	PREFERRED		COMMON			TREASURY	Comprehensive	RETAINED
DESCRIPTION:	SHARES	$AMT	SHARES	$AMT	APIC	STOCK	Income	EARNINGS	TOTAL
Balance at December 31, 2001	30	$3,000	12,286	$32,590	$439	$(9,222)	$(27)	$7,328	$34,108

Issuance of shares under Directors Stock Plan		0	3	12					12

Issuance of shares in connection with exercise of stock options and warrants		0	255	1,167					1,167
Conversion s of Preferred Stock to common shares	(30)	(3,000)	625	3,000					0
Translation adjustment							18		18
Net loss								(7,690)	(7,690)

Balance at December 31, 2002	0	$—	13,169	$36,769	$439	$(9,222)	$(9)	$(362)	$27,615

Issuance of shares under Directors Stock Plan			12	22					22

Issuance of shares in connection with employee stock purchase plan			1	2					2
Purchase of treasury stock						(975)			(975)
Translation adjustment							106		106
Net loss								(1,404)	(1,404)

Balance at December 31, 2003	0	$—	13,182	$36,793	$439	$(10,197)	$97	$(1,766)	$25,366

Issuance of shares under Directors Stock Plan			8	28					28

Issuance of shares in connection with employee stock purchase plan	0	0	5	5					5
Issuance of warrants with convertible debt					370				370
Issuance of shares in lieu of debt payment			10	46					46
Translation adjustment	0	0	0	0			(84)		(84)
Net loss	0	0	0	0				(2,079)	(2,079)

Balance at December 31, 2004	0	$—	13,205	$36,872	$809	$(10,197)	$13	$(3,845)	$23,652

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(2,079)	$(1,404)	$(7,450)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	671	1,062	1,312
Amortization	1,380	1,508	1,200
Allowance for Doubtful Accounts	476	551	1,837
Inventory Reserves	284	272	358
Non-cash interest expense	255	—	—
Gain on Sale of business unit	(250)	(1,712)	—
Minority Interest	—	—	(326)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(1,310)	1,411	855
Inventory	1,615	775	(470)
Prepaid expenses & interest receivable	79	303	69
Other assets	—	86	61
Accounts payable	101	(1,613)	(1,412)
Other accrued liabilities	167	(489)	867
Deferred Revenue	131	(44)	161
Income taxes	—	—	48

Net cash provided by (used in) operating activities:	1,520	706	(2,890)

Cash flows from investing activities:
Purchase of property and equipment	(215)	(75)	(107)
Purchase of intangible and other assets	(386)	(2,604)	(1,042)
Proceeds the from sale of a business	200	3,197	—
Increase (decrease) in deposits and long term receivables	(169)	—	—

Net cash provided by (used in) investing activities	(570)	518	(1,149)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	25	1,177
Proceeds from line of credit	—	400	—
Proceeds from note payable and debt	4,283	—	—
Purchase of treasury stock	—	(975)	—
Principal payments on capital lease obligations	(309)	(1,271)	(420)
Principal payments on notes payable and debt	(3,890)	(400)	—
Dividend payment on preferred stock	—	(480)	—

Net cash provided by (used in) financing activities:	84	(2,701)	757

Effect of exchange differences on cash	(84)	74	18

Net increase in cash and cash equivalents	950	(1,403)	(3,264)

Cash and cash equivalents at beginning of year	734	2,137	5,401

Cash and cash equivalents at end of year	$1,684	$734	$2,137

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	$351	$354	$198
Income taxes	$26	$92	$97

Disclosure of non-cash activities:
Capital leases	$32	$3	$1,755
Non-cash interest expense	$255	$—	$—

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003 and 2002

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

     Numerex Corp. is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. We primarily offer products and services in wireless data communications through Cellemetry, and digital multimedia networking through PowerPlay and IPContact Uplink Security, Inc., a wholly owned subsidiary of Cellemetry, provides cost effective, alarm security products, services, and related technical support utilizing Cellemetry wireless data communications technology. In February 2003 we introduced MobileGuardian a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry wireless data communications technology. We also introduced VendView, a product and service offering that is a Web-based vending machine monitoring solution that also uses the Cellemetry wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, we offer wireline alarm security products and services, as well as telecommunications network operational support systems.

2. Principles of Consolidation

     The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

     For purposes of financial reporting, we consider all highly liquid investments purchased with original maturities of less than three months to be cash equivalents.

4. Intangible Assets

     Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. In accordance with the Statement of Financial Accounting Standards No. 142 (“SFAS 142), there is no goodwill amortization in 2004, 2003 and 2002.

     We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred.

     We adopted SFAS 142 on January 1, 2002. In connection with the adoption, we reviewed the classification of our goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill, which resulted in reduced expense of approximately $768,000 on an annualized basis in 2002. SFAS 142 also requires that an impairment test be performed on goodwill at least annually. This test requires that the fair value of each reporting unit as a whole be compared to its carrying value including goodwill. If the reporting unit’s fair value exceeds its carrying value, goodwill is not impaired. If, however, the carrying value of the reporting unit exceeds its fair value, a second step of the impairment test is required. This second test requires that an estimate of the implied fair value of goodwill be compared to its carrying amount. If the carrying amount of goodwill exceeds the implied value, the goodwill is impaired and is written down to the implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole, over the fair values that would be assigned to its assets and liabilities in a purchase business combination. We tested goodwill for impairment as of January 1, 2002, December 31, 2002 and December 31, 2003 and determined that there was no goodwill impairment at those dates. We used our 3-year business plan and calculated a discounted cash flow based on that plan to determine the fair value of the reporting units. As a result, we determined that the fair value of our reporting units exceeded their carrying value, thus no impairment was recorded. The components of intangible assets are as follows:

	December 31,
(In thousands)	2004	2003

Goodwill	$17,693	$17,693
Purchased and developed software	2,664	1,881
Patents, trade and service marks	11,449 1	1,150
Intangible and other assets	361	1,056

Total intangible assets	32,167	31,718
Accumulated amortization	(9,342)	(7,962)

Intangible assets, net	$22,825	$23,818

4. Property and Equipment

     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases, whichever is shorter. Depreciation for property and equipment is calculated using the straight-line method over the following estimated lives.

•	Short-term leasehold improvements over the term of the lease	3-10 years

•	Plant and machinery	4-10 years

•	Equipment, fixtures and fittings	3-10 years

5. Impairment of Long-lived Assets

     We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset’s to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. Prior to the adoption of SFAS No. 144, the company accounted for long-lived assets in accordance with SFAS No.121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial condition or results of operations.

6. Income Taxes

     We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of ²temporary differences² by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided for deferred tax assets when it is more likely than not that the assets will not be realized.

7. Inventory

     Inventory and work-in progress are stated at the lower of cost (first-in, first-out method) or market.

8. Notes Receivable

     We had $133,000 of notes receivable ($41,000 short term and $92,000 long term) at December 31, 2004 and $275,000 ($99,000 short term and $176,000 long term) at December 31, 2003. These notes are payable to us in installments for periods ranging from 9 to 48 months. For purposes of valuation, the collectibility of notes receivable and accounts receivable is evaluated separately and any required allowance is included in total under accounts receivable allowance for doubtful accounts.

9. Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts based upon the expected collectibility of the accounts receivable and notes receivable. When amounts are determined to be uncollectible, they will be charged to the allowance.

10. Other Assets

     In May 2003, we shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. The Agreement allows the customer to generate additional revenues by providing additional services to its customers. We will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), it must meet certain obligations under the Agreement or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, we are recognizing revenue on the sale of the equipment equal to the payments received from this customer from this revenue share. We also recognized cost of sales equal to the payments received from the customer and reduced the value of this asset. We received our first payments from this customer in September 2004. Currently we expect to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, we will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets. The carrying value of the equipment was $477,000 at December 31, 2004 and $583,000 at December 31, 2003.

11. Note Payable

     On January 13, 2004, we completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the principal amount of $4,500,000 (the “Company Note”), and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Company Note, the “Securities”) to purchase up to 300,000 shares of the Company’s Class A common stock, no par value per share (“Common Stock”). We used the net proceeds of $4,270,000 to retire the $3,500,000 debt owed to Cingular (see Note C — Investments) and to provide additional working capital. The Note has a term of three years maturing on January 12, 2007, and is secured by substantially all of our assets and our U.S. subsidiaries except DCX Systems Australia Pty Limited. Each of our U.S. subsidiaries also has provided a guaranty to Laurus. Interest accrues on the Note at an annual rate of 8%, and interest and principal may be paid by us in either cash or in Common Stock. We may only use Common Stock to make such payment if the price per share of its Common Stock is greater than $5.02. However, the entire principal amount of the Note, and any accrued interest, may be converted by Laurus into our Common Stock at a price equal to $4.56 per share (the “Fixed Conversion Price”), subject to certain limitations. If the amount due and payable is paid by us using Common Stock, the number of shares to be issued to Laurus by us will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Note must be paid at 102% of the amount then payable. During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Note) has occurred, Laurus may not voluntarily convert, on a month to month basis, a portion of the Note that exceeds 10% of that number of our shares traded in the one-month period preceding a voluntary conversion by Laurus. The Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of Common Stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of Common Stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.99 per share. We also agreed to register all of the Common Stock that can be issued to Laurus pursuant to the Securities, as described in the Registration Rights Agreement between Numerex and Laurus. The total potential common shares that could be issued relating to this transaction are 1,400,980. We were required to register these Securities and have the registration declared effective by August 13, 2004. Since the registration statement had not been declared effective by August 13, 2004, then for each 30 day period thereafter (or portion thereof), we had to issue to Laurus warrants covering 15,000 shares of the our common stock (at an exercise price of $5.99). The registration statement was declared effective on November 22, 2004 and as a result an additional 66,000 warrants were issued.

12. Shareholders’ Equity

     Shareholders’ Equity decreased by $1,714,000 for the twelve months ended December 31, 2004. For the year ended December 31, 2004, Shareholder’s Equity decreased due to the net loss of $2,079,000, foreign currency translation of $83,000 and was partially offset by the valuation of the warrants issued of $370,000 related to the Company Note. We valued these warrants using a Black-Scholes model, which was used to allocate a portion of the Company Note to Additional Paid-in Capital. The $370,000 is being amortized to interest expense over the term of the note. The decrease in Shareholders’ Equity for the year ended December 31, 2004 was also partially offset by $79,000 relating to the issuance of 12,580 shares of Class A Common Stock under the employee and director stock purchase plan and the issuance of 10,000 shares of Class A Common Stock in lieu of debt payment on the Company Note.

13. Fair Value of Financial Instruments

     Our financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity. The carrying value of the note payable approximates fair value and bears cash interest at 8%, which approximates market rates of similar instruments.

14. Use of Estimates

     In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

15. Concentration of Credit Risk

     We maintain our cash balances in financial institutions, which at times may exceed federally insured limits. We had cash balances in excess of these limits of $1,584,000 and $634,000 for the years ended December 31, 2004 and 2003, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

16. Revenue Recognition

Our revenue is generated from three sources:

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

     We recognize revenue from product sales at the time of shipment and passage of title. We offer customers the right to return products that do not function properly within a limited time after delivery. We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

     We recognize revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services we recognize revenue ratably over the contract term. In certain instances we may under an appropriate agreement advance charge for the service to be provided. In these instances we recognize the advance charge as deferred revenue (classified as a liability) and release the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.

     Our arrangements do not generally include acceptance clauses. However, arrangements involving multiple element service agreements include certain milestones and levels of certification, acceptance occurs upon our certification of our completion of each of the various elements.

     We recognize revenue from the provision of its data transportation services when we perform the services or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may under an appropriate agreement advance charge for the data transport service to be provided. In these instances we recognize the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and release the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

17. Foreign Currency Transactions

     While the majority of our transactions and the transactions of our subsidiaries occur in the United States in U.S. dollars, a limited number are made in Canadian dollars, Australian dollars, and British pounds sterling. Such transactions include recurring service revenues billed to customers in Canada that are denominated in Canadian dollars, some transactions between Numerex Corp. and its small subsidiary in Australia are denominated in Australian dollars and occasional purchases from a supplier in England are made in British pounds. Gains and losses from these transactions are included in income as they occur. For the year ended December 31, 2004 the Company had a foreign currency loss of $52,000, a loss of $60,000 for the year ended December 31, 2003 and a loss of $49,000 for the year ended December 31, 2002.

18. Research and Development

     Research and development expenses are charged to operations in the period in which they are incurred.

19. Provision for Warranty Claims

     Estimated warranty expense is charged over the warranty period of the warranted products. Warranty expenses have not been significant.

20. Stock-Based Compensation

     Effective November 1, 1996, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. We have elected to continue to account for stock-based compensation in accordance with Accounting Principles Board (²APB²) Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note K).

     Had compensation expense for our aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

	For the years ended December 31,
(In thousands, except per share data)	2004	2003	2002
Net loss — as reported	$(2,079)	$(1,404)	$(7,690)
Less total stock-based compensation expense determined under fair value based method for all awards	511	2,355	1,168

Pro forma net loss	$(2,590)	$(2,495)	$(8,858)

Basic loss per share:
As reported	$(0.19)	$(0.13)	$(0.71)
Pro forma	$(0.24)	$(0.23)	$(0.82)

Diluted loss per share:
As reported	$(0.19)	$(0.13)	$(0.71)
Pro forma	$(0.24)	$(0.23)	$(0.82)

     The pro forma effect on net loss and loss per share for the years ended December 31, 2004, 2003, and 2002, respectively, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

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

     Diluted earnings (loss) per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of our common stock for the period.

     For the years ended December 31, 2004, 2003, and 2002, our potential common shares have an anti-dilutive effect on earnings (loss) per share and, therefore, have not been used in determining the total weighted average number of diluted common shares outstanding. Potential common shares resulting from options and warrants that would be used to determine diluted earnings (loss) per share were 200,710, 62,149 and 1,059,000 for the years ended December 31, 2004, 2003 and

2002, respectively.

22. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments at the time of issuance. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock awards based on its grant-date fair value and to recognize the cost over the period the employee is required to provide services for the award.

     The Company expects to adopt the provisions of SFAS No. 123(R) effective July 1, 2005, as required, and plan to use the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value-based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the non-vested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. Under this method, it is estimated that the adoption of SFAS No. 123(R) will result in approximately $150,000 of stock-based compensation expense in the second half of 2005 related to non-vested employee options issued prior to the adoption date.

     In November 2004, the FASB released revised SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43” (“SFAS No. 151”). The new standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although we are still evaluating the impact that the adoption of SFAS No. 151 will have on our Consolidated Financial Statements, we currently do not believe it will have a material impact as we have not historically had any abnormally low levels of production, unplanned downtime, labor or material shortages.

23. Reclassification

     Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE B – LIQUIDITY

     As disclosed in the financial statements, our operations generated cash in 2004. We continue to add products and distribution channels for our products and we closely monitor our costs. Our long term success will depend upon further reductions in operating losses and increased cash flow. At December 31, 2003 the Company had a short-term principal balance due Cingular on its note payable of $3,500,000. The proceeds from the Company Note were used to pay the $3,500,000 due Cingular, financing costs, and to provide additional working capital. Under the financing agreement on the Company Note, we only paid interest during the first six-months of 2004. We began paying interest and principal on the Company Note during the second half of 2004. Laurus has the option to convert the note payable into the Company’s common stock if the stock price is greater than $4.56. If the trading price of the Company’s common stock exceeds certain thresholds, we have the right to repay principal and interest due under the Company Note using the Company’s common stock.

     We believe that the combination of the convertible long-term debt, and reduction in operating losses will be sufficient to meet our operating requirements through at least December 31, 2005. This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company Note. The Company is also considering other sources of funding, including the sale of certain non-core assets.

NOTE C – INVESTMENTS AND DIVESTITURES

     On September 15, 2003, we sold the Data1Source mobile messaging service through our entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria were met. The resulting gain included in other income in the year ended December 31, 2003 was $1,712,000. Cost associated with the transaction included the net book value of the assets sold, including software and computer hardware, and transaction costs, including finder’s fees and legal costs. At closing, certain obligations of ours were paid. These costs included the first payment due on the note payable to Cingular (see below) of $1,500,000 and a $605,000 payoff of the lease obligation on the software sold with Data1Source. Subsequent to the sale of Data1Source LLC, we used a portion of the proceeds to pay off the entire outstanding balance of $400,000 on our revolving line of credit. The sale of Data1Source LLC did not meet the requirements to be considered a significant disposition. In March 2004, we received the contingent payment on the sale of Data1Source LLC because the criteria specified in the agreement had been met, accordingly we recognized an additional $250,000 gain on the sale during the year ended December 31, 2004.

     On March 28, 2003, we acquired Cingular’s interest in Cellemetry and the 625,000 shares of our stock owned by Cingular for $5,000,000. Under the terms of the agreement, we agreed to pay Cingular $1,500,000 by December 15, 2003, $2,000,000 by September 30, 2004 and $1,500,000 by December 15, 2004. Our obligation was secured by the pledge of the stock of all our subsidiaries (except Digilog) and a lien on the assets of all our subsidiaries (except Digilog) and accrued interest at a rate of eight percent (8%) per annum. On September 15, 2003, we made the first payment of $1,500,000 due Cingular on the note using a portion of the proceeds from the sale of Data1Source LLC and paid the remaining balance on January 13, 2004 from a portion of the proceeds from the term note payable to Laurus Master Fund, Ltd.

NOTE D — COSTS RELATED TO NON-RECURRING ACQUISITION ACTIVITY AND EMPLOYEE SEPARATION COSTS

     For year ended December 31, 2002, we expensed $1,899,000 of costs relating to a potential business acquisition. These costs were primarily legal and accounting services incurred during due diligence. During the three-month period ended June 30, 2002, management determined that consummation of the business acquisition was unlikely; as a result, the costs previously capitalized up to June 30, 2002 were expensed. Of these costs, $172,000 was deferred in the year ended December 31, 2001. The balance of $1,727,000 was incurred in the year ended December 31, 2002.

NOTE E – INVENTORY

     Inventory consisted of the following:

	December 31,
(In thousands)	2004	2003
Raw materials	$830	$1,237
Work-in-progress	13	8
Finished goods	718	2,216

Inventory, net	$1,561	$3,461

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2004	2003
Leasehold improvements	$449	$431
Plant, machinery and equipment	7,327	7,143
Furniture, fixtures, fittings	687	674

Total property and equipment	8,463	8,248
Accumulated depreciation	(7,623)	(6,952)

Property and equipment, net	$840	$1,296

NOTE G – INCOME TAXES

For the periods noted below, the provisions for income taxes consists of the following:

	December 31,
(in thousands)	2004	2003	2002
Current:
Federal	$—	$—	$—
State	9	30	—
Foreign	(42)	62	96
Deferred:
Federal	—	—	—
Foreign	—	—	—

	$9	$92	$96

     Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods: (in thousands)

	December 31,
	2004	2003	2002
Income tax (benefit) computed at U.S. corporate tax rate of 34%	$(704)	$(595)	$(2,500)
Adjustments attributable to
Valuation allowance	677	595	2,500
State Tax	9	30	—
Foreign Tax	21	62	96
Non-deductible Expenses	—	—	—

	$9	$92	$96

The components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2004	2003
Non-Current deferred tax liability:
Differences between book and tax basis of property & equipment	$(224)	$(192)

	(224)	(192)

Current deferred tax asset
Inventories	392	354
Accruals	471	116
Other	337	325

	1,200	795

Non-Current deferred tax asset
Intangibles	185	798
Foreign net operating loss carry forward	42	—
Net operating loss carry forward	9,051	5,985
Tax credit carry forward	1,202	1,892

	10,480	8,675

Net deferred tax asset	11,456	9,278

Valuation allowance	(11,456)	(9,278)

Total	$—	$—

     The change in the valuation allowance is attributable to current year book/tax differences and state net operating losses presented on a gross rather than net basis.

Net operating loss carry forwards for available at December 31, 2004, expire as follows:

(in thousands)		Year of
	Amount	Expiration
Federal operating losses	$17,846	2006-2024
State operating losses	$55,040	2007-2024
Foreign	$42	N/A

     The Company is entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce the Company’s future tax liability. In March 2004, the Company filed a ruling request with the Internal Revenue Service (IRS) for an extension of time to file an election to carry forward some net operating losses that were in question. In July 2004, the Company received permission to carry the net operating losses forward. Therefore, the Company is entitled to the benefits of the net operating loss carry forwards. The net operating loss carry forwards have been recorded as an asset in the financial statements with a corresponding valuation allowance as the Company believes it is more likely than not that the asset will not be recognized in the carry forward period.

NOTE H – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

     During the year ended December 31, 2002 there were two customers whose revenues were greater than 10% of the total Company’s revenues. Customer A comprised 12% and Customer B comprised 10% of the Company’s total revenues. Company A had an accounts receivable balance of $472,000 at December 31, 2002. Company B had no accounts receivable balance as of December 31, 2002. There were no such concentrations for the years ended December 31, 2003 and December 31, 2004.

     The company had one supplier from which the Company’s purchases were approximately 14% of cost of sales for the year ended December 31, 2004, 13% of cost of sales for the year ended December 31, 2003 and 28% of cost of sales for the year ended December 31, 2002. Our accounts payable to this supplier was approximately $700,000 at December 31, 2004. The components included in the products purchased from this supplier can be sourced from other suppliers.

     The company conducted business with one related party during the year ended December 31, 2004. Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP. Salisbury & Ryan LLP provided legal services to the Company in fiscal 2004 and will continue to provide such services during fiscal 2005. During fiscal 2004, Salisbury & Ryan LLP charged the Company legal fees of approximately $104,000. Our accounts payable to Salisbury & Ryan LLP was $27,000 at December 31, 2004. During fiscal 2003, Salisbury & Ryan LLP charged us approximately $360,000. During fiscal 2002, Salisbury & Ryan LLP charged us approximately $489,000.

NOTE I – COMMITMENTS AND CONTINGENCIES

Capital Leases

     We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

     The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease. The leases expire at various dates through 2006. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004 , (in thousands).

2005	$35
2006	2

Total minimum lease payments	37
Less amount representing interest	(2)

Present value of net minimum lease payments	$35

Operating Leases

     We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2004, (in thousands) are as follows:

2005	$598
2006	669
2007	677
2008	626
2009	323
Beyond 2009	—

Total minimum lease payments	$2,893

     Rent expense, including short-term leases, amounted to approximately $777,000, $759,000 and $689,000 in the years ended December 31, 2004, 2003, and 2002 respectively.

NOTE J – BENEFIT PLANS

Savings and Investment Plan

     We sponsor a 401k savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries. Employees are eligible for participation on the enrollment date following six months of service. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. Approximately $82,000, $44,000 and $143,000 were expensed for the years ended December 31, 2004, 2003 and 2002.

Employee Stock Purchase Plan

     All employees of Numerex and its subsidiaries are entitled to participate in a discounted Employee Stock Purchase Plan. This plan allows employees to elect to have an amount withheld from their pay that is held in an account for the purchase of the Company’s common stock. The plan has two measurement dates per year – July 1 and January 1, which is used to determine the stock price at a 15% discount and number of shares issued to the employee. There are a total of 500,000 shares authorized of which 1,675 and 897 were issued in the year ended December 31, 2004 and December 31, 2003 at an average share price of $2.60. We had 497,428 shares available to be issued for this plan at December 31, 2004.

NOTE K – STOCK OPTION PLANS

     We have a Long-Term Incentive Plan (the “1999 Plan”), which provides for the granting of incentive stock options and nonqualified stock options to employees, officers, directors and consultants of Numerex and its subsidiaries at prices, which represent the closing market price at the grant dates. The aggregate number of shares, which may be issued upon the exercise of options under the 1999 Plan, is 1,500,000 shares of Class A Common Stock. The 1999 Plan replaced the Amended and Restated 1994 Employee Stock Option Plan (the “1994 Plan”) effective for options granted as of and from October 25, 1999.

     Options issued under the 1999 Plan typically vest ratably over a four-year period.

     Options issued under the 1994 Plan typically vest over a five-year period. Certain options issued under the 1994 Plan have cliff-vesting terms at the end of a five-year period and terms which provide for the acceleration of vesting upon the attainment of specified market prices for our common stock for a period of 60 days.

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

     At December 31, 2004, 2003, and 2002, 2,170,701, 2,070,701 and 1,741,701 respectively, ratably vesting common share options under the 1999 and 1994 Plans, respectively, have been granted at prices ranging between $1.00 and $10.25. Of these options 381,630 have been exercised, 1,059,006 have either expired or been cancelled, 337,288 are currently exercisable, and the remaining options will become exercisable in 2005 through 2008.

     At December 31, 2004, 2003, and 2002, 685,000, 685,000, and 685,000 respectively, cliff-vesting options under the 1994 Plan have been granted at prices ranging between $4.44 and $7.13. Of these options 360,000 have been exercised, 217,500 have either expired and been cancelled or been cancelled, 107,500 are currently exercisable.

     We have a Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the granting of stock options to non-employee members of our Board of Directors at the closing market price at the grant dates. On April 1, 1996, and each anniversary date thereafter, each non-employee director, who has served as a director for at least one year, will receive an option to purchase 2,500 shares of our common stock. On December 5, 1997, the Director Plan was amended, and on February 26, 1998, shareholders approved an increase to 4,000 the annual number of shares that each director would receive. The aggregate number of shares, which may be issued upon the exercise of options granted under the Director Plan, is 62,500 shares of common stock. Options issued under the Director Plan fully vest one year after the grant date.

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

     At December 31, 2004, 2003, and 2002, 64,700, 64,700 and 60,700 respectively, options under the Director Plan have been granted to directors of the Company at prices ranging between $3.38 and $12.94. Of these options 9,000 have been exercised, 55,700 are currently exercisable.

     At December 31, 2004, 2003, and 2002, options to purchase 193,750, 193,750, and 193,750, respectively, of Class A Common Stock at prices ranging from $3.50 to $10.00 were granted as nonqualified stock options in connection with services rendered to Numerex. Of these options 18,750 have either expired or have been cancelled and 162,500 are currently exercisable and the remaining options will become exercisable in 2005.

     The fair value of each option on the date of grant for 2004, 2003, and 2002 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 77% for 2004, 137% for 2003 and 143% for 2002; risk-free interest rate of 3.69% for 2004, 3.79% for 2003 and 3.35% for 2002; and expected option lives of 4.2 years for 2004, 6.9 year for 2003 and 7.3 years for 2002.

     The exercise price for 1,404,515 options outstanding at December 31, 2004, is between $1.00 and $12.94. Such options will expire on average in 6.9 years. The weighted average fair value of options granted during 2004, 2003, and 2002 was $5.04, $2.30 and $5.71, respectively, on the date of grant.

     The following table summarizes the activity of the stock option plans as of and for the years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31,

	FYE 12-31-04		FYE 12-31-03		FYE 12-31-02
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,200,515	$5.21	1,058,873	$6.17	1,253,455	$5.91
Options granted	458,250	4.47	333,000	2.45	154,500	6.00
Options exercised	—		—		(254,832)	4.56
Options cancelled	(254,250)	5.86	(191,358)	5.67	(94,250)	6.87

Outstanding, end of year	1,404,515	$4.85	1,200,515	$5.21	1,058,873	$6.18

Exercisable, end of year	662,988	$5.83	616,640	$6.18	525,048	$5.80

NOTE L – GEOGRAPHIC INFORMATION

Segment Information

     Numerex is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. The four reporting segments are Wireless Data Communications, which is made up of all of our wireless machine-to-machine communications products and services, Digital Multimedia and Networking, which includes our networking products and services and video conferencing products, Wireline, which is our wire-line security detection products and services, and unallocated corporate expenses.

Wireless Data Segment

     The Wireless Data segment is a solutions provider of wireless machine-to machine (M2M) communications, delivering comprehensive wireless solutions over the company’s proprietary wireless data network, CellemetryXG™. The Company’s wireless data network is dedicated to the delivery of M2M communications throughout the United States, Canada, Mexico, the Caribbean and much of Latin America. M2M is defined as electronic data communications between people, devices, and systems that turn data into information that companies can act upon.

     The Wireless Data segment develops, operates, markets, and sells products and services CellemetryXG™, Cellemetry®, Uplink™, MobileGuardian™, and VendView™ brands, as well as distribution through Value Added Resellers (VARs) who have integrated the CellemetryXG Network and components into their own offerings.

Digital Multimedia and Networking Segment

     The Digital Multimedia and Networking segment systems permit network operators to provide a wide range of video and data services, including Internet access, high-speed data transfer, and interactive video conferencing and voice service. The use of fiber optics in the broadband transmission network provides improved signal quality for long-distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. The Company markets it’s digital multimedia products and services through a combination of system integrators and VARs.

     In addition, Digital Multimedia and Networking segment provides products under the Digilog™ brand that assist both wireline and wireless carriers in the engineering, installation, and servicing of this new telecommunications control network. These telecommunications network operational support systems and services include system integration (rack and stack) and installation, Test Access, and Interconnecting Devices.

Wireline Data Communications Segment

     The Wireline Data Communications segment’s licensed technology creates a Derived Channel on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system. Derived Channel operates over a regular voice telephone line with no interference, whether or not the telephone is in use. The Company provides this service through its DCX Systems and DCX Australia subsidiaries.

     Financial information for each reportable segment is as follows as of and for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004
	Wireless Data	Digital Multimedia
	Communications	& Networking	Wireline	Total
Revenues from external customers	$14,600	$7,402	$991	$22,993
Interest income	—	1	1	2
Interest expense	4	30	—	34
Depreciation and amortization	1,312	495	120	1,927
Income tax expense	4	2	(6)	0
Gain on sale of assets	250	—	—	250
Segment profit/(loss) before tax	(1,862)	402	77	(1,383)
Segment assets	23,954	6,815	1,153	31,922

	Year Ended December 31, 2003
	Wireless Data	Digital Multimedia
	Communications	& Networking	Wireline	Total
Revenues from external customers	$12,687	$6,164	$1,306	$20,157
Interest income	3	11	2	16
Interest expense	38	86	—	124
Depreciation and amortization	1,709	579	107	2,395
Income tax expense	23	3	66	92
Gain on sale of assets	1,712	—	—	1,712
Segment profit/(loss) before tax	(1,947)	320	468	(1,159)
Segment assets	21,763	9,514	1,562	32,839

	Year Ended December 31, 2002
	Wireless Data	Digital Multimedia
	Communications	& Networking	Wireline	Total
Revenues from external customers	$14,209	$9,354	$938	$24,501
Interest income	1	3	2	6
Interest expense	93	138	—	231
Depreciation and amortization	1,768	618	18	2,404
Income tax expense	96	—	—	96
Segment profit/(loss) before tax	(7,125)	(1,057)	786	(7,396)
Segment assets	22,042	10,927	1,088	34,057

	Year ended December 31,
Net Loss	2004	2003	2002
Total loss for reportable segments	$(1,383)	$(1,159)	$(7,396)
Unallocated corporate expenses	(696)	(245)	(380)
Minority interest share of losses	—	—	326

Net loss	$(2,079)	$(1,404)	$(7,450)

	Year ended December 31,
Assets	2004	2003	2002
Total assets for reportable segments	$31,922	$32,839	$34,057
Elimination of receivables from corporate	—	(358)	(338)
Other unallocated assets	690	1,489	3,392

Consolidated total assets	$32,612	$33,970	$37,111

	Segment	Unallocated	Consolidated
Other Significant Items	Totals	Corporate	Totals
Year ended December 31, 2004
Interest income	$2	$1	$3
Interest expense	34	606	640
Net interest expense	32	605	637
Depreciation and amortization	1,927	121	2,048
Income tax expense	—	9	9
Gain on sale of assets	250	—	250

Year ended December 31, 2003
Interest income	16	17	33
Interest expense	124	263	387
Net interest expense	108	246	354
Depreciation and amortization	2,395	175	2,570
Income tax expense	92	—	92
Gain on sale of assets	1,712	—	1,712

Year ended December 31, 2002
Interest income	6	39	45
Interest expense	231	13	244
Net interest expense	(225)	26	(199)
Depreciation and amortization	2,404	108	2,512
Income tax expense	96	—	96

Information about the Company’s operations in different geographic areas for the years ended December 31, 2004, 2003, and 2002 respectively, are as follows:

(In thousands)

	U.S.	Australia	Consolidated
Net Sales
2004 - Year	$22,588	$405	$22,993
2003 - Year	19,513	644	20,157
2002 - Year	24,213	288	24,501

Operating profit/(loss)
2004 - Year	(1,496)	(135)	(1,631)
2003 - Year	(2,911)	185	(2,726)
2002 - Year	(7,553)	85	(7,468)

Identifiable assets
2004 - Year	31,656	956	32,612
2003 - Year	32,757	1,213	33,970
2002 - Year	37,057	54	37,111

NOTE M – SUBSEQUENT EVENTS

     Effective as of January 28, 2005, Numerex Corp. completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the principal amount of $1,500,000 (the “Company Note”), and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Company Note, the “Securities”) to purchase up to 100,000 shares of our Class A common stock, no par value per share (“Common Stock”).

     The Company Note has a term of three years and is secured by substantially all of our assets and the assets of our U.S. subsidiaries and guarantees by each of our U.S. subsidiaries. The same collateral secures the Convertible Term Note in the principal amount of $4,500,000 sold to Laurus in January 2004.

     Interest accrues on the Company Note at an annual rate of 8%, and interest and principal may be paid by us in either cash or in Common Stock. We may only use Common Stock to make such payment if the price per share of our Common Stock is greater than $5.84. However, the entire principal amount of the Company Note, and any accrued interest thereon, may be converted by Laurus into our Common Stock at a price equal to $5.31 per share (the “Fixed Conversion Price”), subject to the limitations in the paragraph below. If the amount due and payable is paid by us using Common Stock, the number of shares to be issued to Laurus by us will be determined based upon the Fixed Conversion Price. Otherwise, cash payments of interest and principal due on the Company Note must be paid at 102% of the amount then payable.

     During the six-month period following the effectiveness of a registration statement (as discussed below) and if no Event of Default (as defined in the terms of the Company Note) has occurred, Laurus may not voluntarily convert, on a monthly basis, a portion of the Company Note that exceeds 10% of that number of our shares traded in the one-month period preceding a voluntary conversion by Laurus.

     The Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of Common Stock at a price of $5.72 per share.

     We have also agreed to register all of the Common Stock issuable to Laurus pursuant to the Securities, as set forth in a Registration Rights Agreement between Numerex and Laurus. In the event that the Registration Statement (S-3) has not been declared effective by the SEC by August 28, 2005, then on August 28, 2005, and for each thirty (30) day period thereafter (or portion thereof), the number of shares of Common Stock represented hereby shall be increased by 5,000 shares (at an exercise price of $5.99), until the earlier of (i) the day on which the Registration Statement is declared effective, and (ii) January 28, 2006.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of Numerex Corp. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the “Company”) as of December 31, 2004, and 2003 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II for the years ended December 31, 2004, 2003 and 2002, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 17, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2004. No changes were made in the Company’s internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

     Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

     During the year ended December 31, 2004 the Company’s audit committee engaged its auditors (Grant Thornton LLP) for non-audit services related to responding to SEC comment letters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements; All financial statements of the Company as described in Item I of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	61
Schedule II — Valuation and qualifying accounts	62

3.	List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference herein, or are being filed herewith:

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

3.2[4] Bylaws of the Company

4.1[10] Securities Purchase Agreement, dated Jan. 28, 2005, by and between the Company and Laurus

4.2[10] Convertible Term Note, dated January 28, 2005, by and between the Company and Laurus

4.3[10] Common Stock Purchase Warrant, dated January 28, 2005, by and between the Company and Laurus

4.4[10] Security Agreement, dated January 28, 2005, by and among the Company, its U.S. subsidiaries, and Laurus

4.5[10] Guaranty, dated January 28, 2005, entered into by each of the Company’s U.S. Subsidiaries

4.6[10] Registration Rights Agreement, dated January 28, 2005, by and between the Company and Laurus

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

10.2[5] Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.3[6] Amended and Restated Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10.4[7] Registration Agreement between the Company and Dominion dated July 13, 1992

10.5[6] Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

10.6[4] Office Space Lease Agreement between the Company and LBA Associates dated May 31, 1995

10.7 [10] 1999 Long-Term Incentive Plan. (Management Compensation Plan).

11 Computation of Earnings Per Share

13	Pursuant to Note 2 of Instruction G (2) to Form 10-K, in response to Item 6. Selected Financial Data, “Selected Consolidated Financial Data” and in response to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are incorporated by reference from the Company’s 2004 Annual Report to Shareholders’ and are being filed in electronic format. No other sections of the Company’s 2004 Annual Report to Shareholders shall be deemed “filed” as part of this filing

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

[1]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997 (File No. 0-22920)

[2]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 31, 2000 for the year ended October 31, 1997 (File No. 0-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

[4]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

[5]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

[6]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

[7]	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

[8]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1998 (File No. 0-22920)

[9]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1998 (File No. 0-22920)

[10]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005 (File No. 0-22920)

     SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003, 2002
(in thousands)

	Balance at	Additions
	beginning of	charged to			Balance at end
Description	Period	expense		Deductions	of Period
Year ended December 31, 2004:
Accounts receivable
Allowance for uncollectible accounts	609	475			1,084
Inventory
Allowance for obsolescence	681	286			967

Year ended December 31, 2003:
Accounts receivable
Allowance for uncollectible accounts	1,275	551		(1,217)a	609
Inventory
Allowance for obsolescence	776	272		(367)b	681

Year ended December 31, 2002:
Accounts receivable
Allowance for uncollectible accounts	534	1,837	c	(1,096)a	1,275
Inventory
Allowance for obsolescence	931	358		(513)b	776

(a)	Amounts written off as uncollectible, net of recoveries.

(b)	Inventory physically disposed.

(c)	The Company experienced a significant increase in bad expense due to an increase in the number of customers not being able to pay as a result of significant weakening of economic conditions in the communications industry.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: March 23, 2005	By: /s/Stratton J. Nicolaides
Stratton J. Nicolaides, Chairman and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stratton J. Nicolaides Stratton J. Nicolaides	Chairman and Chief Executive Officer	March 23, 2005

/s/ Brian C. Beazer Brian C. Beazer	Director	March 23, 2005

/s/ George Benson George Benson	Director	March 23, 2005

/s/ Matthew J. Flanigan Matthew J. Flanigan	Director	March 23, 2005

/s/ Allan H. Liu Allan H. Liu	Director	March 23, 2005

/s/ John G. Raos John G. Raos	Director	March 23, 2005

/s/ Andrew J. Ryan Andrew J. Ryan	Director	March 23, 2005

/s/ Nicholas Davidge Nicholas Davidge	Director	March 23, 2005

/s/ Alan B. Catherall Alan B. Catherall	Executive Vice President, Chief Financial Officer, Principal Financial and	March 23, 2005
Accounting Officer