Form 10-K/A
period 2004-12-31
NUMEREX CORP /PA/
filed 2005-05-12
CIK 870753

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

Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☑

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2004 is $34,835,502.1

The number of shares outstanding of the issuer’s Class A Common Stock, no par value as of March 15, 2005: 10,850,041

PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN FISCAL 2004
AGGREGATED OPTION EXERCISES IN FISCAL 2004 AND DECEMBER 31, 2004 OPTIONS VALUES
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
PART IV
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO

EXPLANATORY NOTE:

     This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2004 reflects the addition of the information required by Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto, and certain other updated information. We have made no other changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2004 and does not reflect any subsequent information or events.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     Set forth below is information regarding members of our Board of Directors, including information furnished by them as to their principal occupation at present and for the last five years, certain other directorships held by them, the year in which each became a director, and their ages as of March 30, 2005:

Name	Age	Position	Director Since
Brian C. Beazer(l)(3)	70	Director	2002
George Benson(l)(2)	70	Director	1995
Nicholas A. Davidge	51	Director	2004
Matthew J. Flanigan(2)(3)	59	Director	1994
Allan H. Liu	48	Director	2000
Stratton J. Nicolaides	51	Chairman of the Board and Chief Executive Officer	1999
John G. Raos(l)(2)(3)	56	Director	2000
Andrew J. Ryan	46	Director	1996

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

Brian C. Beazer has served as a director of the Company since June 2002. Mr. Beazer is currently the Non-Executive Chairman of the Board of Beazer Homes USA Inc., a national homebuilder headquartered in Atlanta, Georgia, and has served as a director of Beazer Homes USA since its inception in November 1993. Mr. Beazer formerly served as Chief Executive Officer of Beazer PLC, or its predecessors, from 1968 to 1991, and as Chairman of that company, from 1983 to the date of its acquisition by an indirect, wholly owned subsidiary of Hanson PLC (effective December 1, 1991). Mr. Beazer is also a director of Beazer Japan, Ltd., Seal Mint, Ltd., Jade Technologies Singapore Pte. Ltd., United Pacific Industries Limited and Jacuzzi Brands, Inc.

George Benson has served as a director of the Company since June 1995. Since September 1992 Mr. Benson as served as Chairman and Chief Executive Officer of Wisconsin Wireless Communications Corporation. From September 1992 until July 13, 1999, Mr. Benson also served as Chairman and Chief Executive Officer of Airadigm Communications, Inc.

Nicholas A. Davidge joined as a director of the Company in August 2004. Mr. Davidge is a technology consultant and private investor. He founded Davidge Data Systems Corp. and was CEO until 2003. Mr. Davidge is a trustee and member of the executive committee of The Connecticut Historical Society Museum in Hartford. He is also a director of Crushpad, Inc. and an advisory director to Milestone Venture Partners of New York City.

Matthew J. Flanigan has served as a director of the Company since July 1994. Since April 1994, Mr. Flanigan has been the President of the Telecommunication Industry Trade Association, a trade association for telecommunication companies.

Allan H. Liu has served as a director of the Company since January 2000. Since 1997, Mr. Liu has been the President and a member of the Board of Directors of The China Retail Fund, LDC, a direct investment private equity fund sponsored by American International Group in conjunction with the Ministry of Internal Trade of the People’s Republic of China.

Stratton J. Nicolaides has served as Chief Executive Officer from April 2000, having served as Chief Operating Officer from April 1999 until March 2000, and as Chairman of the Board since December 1999. From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership.

John G. Raos has served as a director of the Company since February 2000. Since early 2000 Mr. Raos has been President and Chief Executive Officer of Precision Partners, Inc., a precision machining company. From June 1995 until January 2000, Mr. Raos served as President and Chief Operating Officer of US Industries, Inc. From February 1999 until January 2000, Mr. Raos also served as Chairman and Chief Executive Officer of Strategic Industries, Inc., a US Industries subsidiary. Prior to June 1995, Mr. Raos served as President and Chief Operating Officer of Hanson Industries, Inc., the North American arm of Hanson PLC. Mr. Raos served as a director of Hanson PLC from 1990 until 1995.

Andrew J. Ryan has served as a director of the Company since May 1996. Mr. Ryan has practiced law with the law firm of Salisbury & Ryan from August 1994 to present and serves as the Board of Directors designee of Gwynedd Resources, Ltd. (“Gwynedd”).

Agreements with Respect to the Board of Directors

     The Company has entered into an agreement providing Gwynedd the right to designate one director to the Board of Directors. Additionally, in the event the Board consists of more than seven directors, Gwynedd, at its option, may designate one additional director. Any designee’s appointment will be subject to the exercise by the Board of Directors of its fiduciary duties and the approval of the Company’s shareholders upon the expiration of any appointed term at the next annual meeting of shareholders. Gwynedd’s right to designate directors will cease at such time as Gwynedd’s equity interest in the Company drops below 10% of the outstanding shares of Common Stock. Mr. Ryan currently serves as Gwynedd’s designee.

Audit Committee

     As indicated above, the Company’s Board of Directors has a designated Audit Committee. The current members of the Audit Committee are Mr. Beazer, Mr. Benson, and Mr. Raos. The Board of Directors has determined that Mr. Raos is an “audit committee financial expert” as defined in rules and regulations of the Securities and Exchange Commission (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, the Company’s directors and officers and persons who are the beneficial owners of more than 10% of the outstanding Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report any failure to file by such dates during fiscal 2004. The Company believes that its directors and officers and beneficial owners of more than 10% of the Common Stock have satisfied the filing requirements for fiscal 2004.

Code of Ethics

     The Company adopted a Code of Ethics and Business Conduct, as defined in applicable SEC and NASD rules, that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer) on May 4, 2004. The Code of Ethics is available on the Company’s website at www.nmrx.com.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth all cash compensation paid to the Company’s Chief Executive Officer and senior executives of the Company during the Company’s fiscals 2004, 2003, and 2002.

	Annual Compensation				Long Term Comp.
	Fiscal	Annual		Other Annual	Options	All Other
	Year	Salary	Bonus	Comp	Granted	Comp.
Stratton Nicolaides	2004	$220,000	$—	$17,386		$17,050[1]
Chairman and	2003	222,292	—	2,400	155,000	19,620[1]
Chief Executive Officer	2002	275,000	—	2,882		21,371[1]
Michael A. Marett	2004	$204,930	$—	$2,875	50,000	$—
Executive Vice President	2003	189,875	8,953	3,740	21,000	—
	2002	197,500	—	12,500	—	36,129
Alan B. Catherall (3)	2004	$185,000	$15,000	$—	25,000	$
Executive Vice President	2003	98,513	6,000	—	75,000	—
and Chief Financial Officer

(1)	Reflects accommodation allowances, specifically, full-time accommodations in Atlanta, Georgia for Mr. Nicolaides who is a resident of the State of Florida.

(2)	Reflects relocation expenses reimbursement.

(3)	Mr. Catherall joined the Company in June 2003; therefore, the Annual Salary for 2003 represents a partial year.

     The following table sets forth certain information concerning stock options granted under the 1999 Plan during fiscal 2004 to the executive officers of the Company named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL 2004

Individual Grants (1)

	Number of	Percent of
	Securities	Total
	Underlying	Options
	Options	Granted to			Grand Date
	Granted	Employees in	Exercise	Expiration	Present Value
Name	(1)	Fiscal Year	Price	Date	(2)
Stratton Nicolaides	0	0%
President And Chief Executive Officer
Alan B. Catherall	25,000	5%	$4.00	November 9, 2014	$53,000
Executive Vice President And Chief Financial Officer
Michael A. Marett	25,000	5%	$4.59	June 30, 2014	$58,750
Executive Vice President	25,000	5%	$4.00	November 9, 2014	$53,000

(1)	Generally, options become exercisable at cumulative annual rates of 25%, commencing one year from the date of grant, and expire ten years from the date of grant. Notwithstanding the foregoing, options are fully exercisable in the event of a change of control of the Company. Options generally will terminate three months after the date employment terminates with the Company or a subsidiary. During such three-month period, options may be exercised only for the number of shares eligible to be exercised on the date employment terminates.

(2)	The Grant Date Present Value on the date of grant was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 77%; risk-free interest rate of 3.69%; and an expected option life of 4.2 years.

     The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at the end of fiscal 2004 held by the executive officers of the Company named in the Summary Compensation Table. No options were exercised by such executive officers in fiscal 2004.

AGGREGATED OPTION EXERCISES IN FISCAL 2004
AND DECEMBER 31, 2004 OPTIONS VALUES

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised Options at December 31, 2004		Options at December 31, 2004[1]
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Stratton Nicolaides	176,250	128,750	$103,263	$309,788
Alan B. Catherall	18,750	81,250	$34,875	$122,125
Michael A. Marett	42,750	78,250	$10,028	$50,333

[1]	On December 31, 2004 the fair market value of one share of Common Stock was $4.70.

Director Compensation

     Each director of the Company who is not also an employee of the Company or a Gwynedd-designated director receives an annual fee of $12,000 and a fee of $250 for each meeting (except telephonic meetings, in which case the fee is $125) of the Board of Directors or a committee thereof attended, plus reimbursement of expenses incurred in attending meetings. No additional fee is paid for committee meetings held the same day as Board of Directors meetings. In addition, under the Numerex Corp. Directors’ Stock Plan (the “2001 Plan”), in lieu of cash compensation, each director may elect to have their annual fees payable either (i) 50% in cash and 50% in shares of Common Stock, or (ii) 100% in shares of Common Stock.

     Under the Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) and 1999 Long-Term Incentive Plan (the “1999 Plan”), each director who is not also an employee of the Company or a Gwynedd-designated director automatically is granted annual options covering 4,000 shares of Common Stock. On each anniversary of the initial option granted thereunder, such person shall be granted an option to purchase 4,000 shares of the Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 28, 2005, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table which follows, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

Name of Beneficial Owner
Or Identity of Group	Shares Beneficially Owned(1)(2)
	Number	Percent
Gwynedd Resources, Ltd.(3)	3,139,730	23.7%
200 West Ninth Street Suite 102 Wilmington, DE 19801
Elizabeth Baxavanis, Trustee(4)	3,139,730	23.7%
Dominion Holdings #5 Revocable Trust for the Benefit of Maria E. Nicolaides 200 West Ninth Street Suite 102 Wilmington, DE 19801
Maria E. Nicolaides(5)	3,139,730	23.7%
C/o Salisbury & Ryan LLP 1325 Avenue of the Americas New York, NY 10019
Douglas Holsclaw, MD(6)	752,382	5.7%
42 Llanberries Road Bala Cynwyd, PA 19004
Kenneth F. Manser	711,658	5.4%
21 Keswick Close Dunstable, Bedfordshire LU6-3AW United Kingdom
Brian C. Beazer	11,414	*
George Benson	62,000	*
Alan B. Catherall	18,750	*
Nicholas A. Davidge	2,197	*
Matthew J. Flanigan	33,700	*
Allan H. Liu	13,000	*
Michael A. Marett	57,250	*
Stratton J. Nicolaides(7)	231,000	1.7%
John G. Raos	67,189	*
Andrew J. Ryan(8)	33,000	*
All Current Directors and Executive Officers as a group (10 persons)	529,500	4.0%

*	Less than 1%

(1)	The shares “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include shares owned by or for, among other things, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after March 28, 2005.

(2)	Includes shares subject to options in the following amounts: Mr. Beazer, 1,000 shares; Mr. Benson, 52,000 shares; Mr. Catherall, 18,750 shares; Mr. Flanigan, 28,700 shares; Mr. Liu, 13,000 shares; Mr. Marett, 54,250 shares; Mr. Nicolaides, 215,000 shares; and Mr. Raos, 11,000 shares.

(3)	The shareholders of Gwynedd include various trusts for the benefit of Maria E. Nicolaides and her children (for which Mrs. Baxavanis is trustee) and Dr. Holsclaw. See footnotes (4), (5), (6) and (8).

(4)	Represents the shares of Common Stock owned by Gwynedd. Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides’ mother-in-law, is trustee, own approximately 89.8% and 0.9%, respectively, of the outstanding stock of Gwynedd. Mrs. Baxavanis disclaims beneficial ownership of all shares of Common Stock owned by Gwynedd. See footnote (5) below.

(5)	Represents the shares of Common Stock owned by Gwynedd. Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides’ mother-in-law, is trustee, own approximately 89.8% and 0.9%, respectively, of the outstanding stock of Gwynedd. Maria E. Nicolaides disclaims beneficial ownership of 320,252 shares of Common Stock owned by Gwynedd that may be deemed to be beneficially owned by the other shareholders of Gwynedd, including trusts for the benefit of her children. See footnote (4) above.

(6)	Does not include any shares of Common Stock owned by Gwynedd. Dr. Holsclaw is the owner of approximately 9.3% of the outstanding stock of Gwynedd.

(7)	Mr. Nicolaides disclaims beneficial ownership of the 3,139,730 shares of Common Stock owned by Gwynedd.

(8)	Mr. Ryan disclaims beneficial ownership of the 3,139,730 shares of Common Stock owned by Gwynedd. Also excludes 150,000 shares subject to options granted to Salisbury & Ryan LLP, a law firm of which Mr. Ryan is a partner. Mr. Ryan’s address is: Salisbury & Ryan LLP, 1325 Avenue of the Americas, New York, NY 10019-6026

Item 13. Certain Relationships and Related Transactions.

     Andrew J. Ryan, one of our directors, is a partner in the law firm of Salisbury & Ryan LLP. Salisbury & Ryan LLP provided legal services to the Company in fiscal 2004 and will continue to provide such services during fiscal 2005. During fiscal 2004, Salisbury & Ryan LLP charged the Company legal fees of approximately $104,000.00.

Item 14. Principal Accounting Fees and Services

     During fiscal 2004 and fiscal 2003, Grant Thornton LLP, our independent accountants, provided services to the Company in the following categories and amounts:

Audit and Other Fees:	2004	2003	Description of service performed
Audit Fees	$227,441	$166,694
Tax Services	$0	$85,033	For tax return preparation services

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)(3) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: May 11, 2005	By:	/s/ Stratton J. Nicolaides

Stratton J. Nicolaides, Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.