Form 10-Q
period 2005-03-31
NUMEREX CORP /PA/
filed 2005-05-16
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2005	Commission File Number 0-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of May 05, 2005 an aggregate of 10,901,691 shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,376	$1,684
Accounts receivable, net of allowance for doubtful accounts of $1,238 and $1,084, respectively	4,597	3,986
Notes receivable	41	41
Inventory	1,393	1,561
Prepaid expenses and other current assets	684	736

TOTAL CURRENT ASSETS	10,091	8,008
Property and Equipment, Net	948	840
Goodwill, Net	15,014	15,014
Other Intangibles, Net	7,058	7,213
Software, Net	568	598
Other Assets	959	939

TOTAL ASSETS	$34,638	$32,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,529	$2,601
Other current liabilities	1,348	1,603
Note payable, current	2,136	1,637
Deferred revenues	1,054	906
Obligations under capital leases, current portion	66	33

TOTAL CURRENT LIABILITIES	8,133	6,780
LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	113	2
Note payable	2,883	2,178

TOTAL LONG TERM LIABILITIES	2,996	2,180
SHAREHOLDERS’ EQUITY
Preferred stock — no par value; authorized 3,000,000; none issued	—	—
Class A common stock — no par value; authorized 30,000,000; outstanding 13,241,941 on March 31, 2005 and 13,203,660 shares on December 31, 2004	37,036	36,872
Additional paid-in-capital	981	809
Treasury stock, at cost, 2,391,400 shares on March 31, 2005 and December 31, 2004	(10,197)	(10,197)
Class B common stock — no par value; authorized 5,000,000; none issued	—	—
Accumulated other comprehensive income	13	13
Retained deficit	(4,324)	(3,845)

TOTAL SHAREHOLDERS’ EQUITY	23,509	23,652

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,638	$32,612

See accompanying notes to condensed consolidated financial statements — unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
Unaudited

	For the Three Months Ended
	March 31,	March 31,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
Net product sales	$2,622	$1,892
Net service sales	3,555	2,877

Total net sales	6,177	4,769
Cost of product sales (excluding depreciation)	2,186	1,630
Cost of services (excluding depreciation and amortization)	1,255	910
Depreciation and amortization	51	110

Gross Profit	2,685	2,119
Selling, general, and administrative expenses	2,152	2,153
Research and development expenses	270	278
Bad debt expense	58	168
Depreciation and amortization	454	427

Operating loss	(249)	(907)
Interest income (expense)	(191)	(114)
Gain on sale of business	—	250

Net loss before income taxes	(440)	(771)
Provision for income taxes	39	—

Net loss applicable to common shareholders	$(479)	$(771)

Basic and Diluted loss per common share	$(0.04)	$(0.07)
Weighted average shares outstanding	10,837	10,792

See accompanying notes to condensed consolidated financial statements — unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In Thousands)

	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(479)	(771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	168	187
Amortization	324	346
Allowance for doubtful accounts	58	—
Inventory reserves	51	71
Non-cash interest expense	104	—
Gain on sale of subsidiary	—	(250)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(670)	(24)
Inventory	117	415
Prepaid expenses & interest receivable	41	(113)
Other assets	69	—
Accounts payable	929	(91)
Other accrued liabilities	(255)	(14)
Deferred revenue	147	—

Net cash provided by (used in) operating activities:	604	(244)

Cash flows from investing activities:
Purchase of property and equipment	(99)	(75)
Purchase of intangible and other assets	(139)	(221)
Proceeds the from sale of a business	—	200
Increase (decrease) in deposits and long term receivables	—	88

Net cash used in investing activities	(238)	(8)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	16
Proceeds from note payable and debt	1,500	4,283
Principal payments on capital lease obligations	(21)	(72)
Principal payments on notes payable and debt	(153)	(3,314)
Net cash provided by financing activities:	1,326	913

Effect of exchange differences on cash	—	(68)

Net increase in cash and cash equivalents	1,692	593
Cash and cash equivalents at beginning of period	1,684	734

Cash and cash equivalents at end of period	$3,376	$1,327

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	105	114
Income taxes	39	—
Disclosure of non-cash activities:
Capital leases	10	11
Non-cash interest	104	—
Non-cash principal payments	146	—

See accompanying notes to condensed consolidated financial statements — unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total
Balance, December 31, 2004	13,205,441	$36,871,546	$809,426	$(10,196,685)	$12,995	$(3,844,877)	$23,652,405
Issuance of shares under Directors Stock Plan	—	—	—	—	—	—	—
Issuance of shares in connection with							—
employee stock purchase plan	500	—	—	—	—	—	—
Issuance of common stock	36,000	164,160					164,160
Purchase of treasury stock	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—
Warrants	—	—	172,458	—	—	—	172,458
Net Loss	—	—	—	—	—	(479,831)	(479,831)

Balance, March 31, 2005	13,241,941	$37,035,706	$981,884	$(10,196,685)	$12,995	$(4,324,708)	$23,509,192

See accompanying notes to condensed consolidated financial statements — unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE A — BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2004 and the consolidated financial statements contained therein.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. We primarily offer products and services in wireless data communications through Cellemetry, and digital multimedia networking through PowerPlay™ and IPContact™. Uplink Security, Inc., a wholly owned subsidiary of Cellemetry, provides cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology. In February 2003 we introduced MobileGuardian™, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry wireless data communications technology. We also introduced VendView™, a product and service offering that is a Web-based vending machine monitoring solution that also uses the Cellemetry wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, we offer wireline alarm security products and services, as well as telecommunications network operational support systems.

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

4. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142), Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer amortized. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred. The following table provides a summary of the components of our intangible assets.

	March 31,	December 31,
(In thousands)	2005	2004
Goodwill	$17,693	$17,693
Purchased and developed software	2,755	2,664
Patents, trade and service marks	11,456	11,449
Intangible and other assets	402	361

Total intangible assets	32,305	32,167
Accumulated amortization	(9,666)	(9,342)

Intangible assets, net	$22,640	$22,825

4. Income Taxes

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

5. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	March 31,	December 31,
(In thousands)	2005	2004
Raw materials	$732	$830
Work-in-progress	16	13
Finished goods	646	718
Inventory, net	1,394	1,561

7. Note Payable

Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note bears interest at the rate of eight percent (8%) per annum, matures on January 28, 2008 and is secured by the same collateral and guarantees as the First Company Note (described below) that we executed and delivered to Laurus on January 13, 2004. The Second Company Note requires that interest and principal thereunder is to be paid monthly, and provides that such monthly principal and interest payments may be paid by us either in cash or in common stock, subject to certain limitations. If the monthly payment then due is paid by us using common stock, then the number of shares to be issued by us to Laurus will be determined based upon a fixed conversion price of $5.31 per share. Otherwise, if the monthly payment then due is paid by us using cash, then we are required to pay Laurus an amount equal to one hundred two percent (102%) of the amount then due and payable. The Second Company Note also provides that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We are required to register the common stock underlying the Second Company Warrant for resale by Laurus, and have such registration declared effective, by August 28, 2005. If such registration statement has not been declared effective by August 28, 2005, then on August 28, 2005 and for each 30 day period thereafter (or portion thereof), the number of shares of common stock underlying the Second Company Warrant will be increased by 5,000 additional shares (at an exercise price of $5.99 per share), until the earlier of (a) the day on which the applicable registration statement is declared effective or (b) January 28, 2006.

On January 13, 2004, we completed our first private placement to Laurus of (i) a Convertible Term Note in the aggregate principal amount of $4,500,000 (the “First Company Note”), and (ii) a warrant to purchase up to 300,000 shares of the Company’s common stock (the “First Warrant”). The First Company Note bears interest at the rate of eight percent (8%) per annum, matures on January 12, 2007 and is secured by substantially all of our assets and our U.S. subsidiaries (except DCX Systems Australia Pty Limited). Each of our U.S. subsidiaries also has executed and delivered a guaranty to Laurus. The First Company Note requires that interest and principal thereunder is to be paid monthly, and provides that such monthly principal and interest payments may be paid by us either in cash or in common stock, subject to certain limitations. If the monthly payment then due is paid by us using common stock, then the number of shares to be issued by us to Laurus will be determined based upon a fixed conversion price of $4.56 per share. Otherwise, if the monthly payment then due is paid by us using cash, then we are required to pay Laurus an amount equal to one hundred two percent (102%) of the amount then due and payable. The First Company Note also provides that Laurus may convert all or any portion of the outstanding principal amount of the First Company Note into shares of common stock, subject to certain limitations. The First Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of common stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of common stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of common stock at a price of $5.99 per share. We also agreed to register the common stock underlying the First Company Warrant for resale by Laurus, and have such registration declared effective, by August 13, 2004. Such registration statement was declared effective on November 22, 2004. Thus, under the terms of the First Company Warrant, we were required to increase the number of shares of common stock underlying the First Company Warrant by 15,000 additional shares (at an exercise price of $5.99 per share) during the period from August 13, 2004 through November 22, 2004. As a result, an additional 66,000 warrants were issued and are covered by the First Warrant Agreement.

Laurus is an “accredited investor” as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

8. Shareholders’ Equity

Shareholders’ Equity decreased by $143,000 for the three-month period ending March 31, 2005. The decrease in Shareholders’ Equity was attributable to the net loss of $479,000 for the period. This was partially offset by the conversion of common shares for payments on the note payable in the amount of $164,000. There was also in increase of $172,000 in additional paid in capital due to the valuation of warrants issued with the second Company Note.

9. Stock-Based Compensation

We account for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 “Accounting for Stock Based Compensation” had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, our net loss and net loss per share would have changed as reflected in the following pro forma amounts.

	March 31,	March 31,
(In thousands, except per share data)	2005	2004
Net loss — as reported	$(479)	$(785)
Less total stock-based compensation expense determined under fair value based method for all awards	75	442

Pro forma net loss	$(554)	$(1,227)

Basic loss per share:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.05)	$(11.00)
Diluted loss per share:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.05)	$(0.11)

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

For the three-month period ended March 31, 2005 and March 31, 2004, the Company’s potential common shares have an anti-dilutive effect on loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from options, convertible debt and warrants that would be used to determine diluted loss per share were 1,408,000 and 1,452,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

11. Revenue Recognition

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

We recognize revenue from the provision of data transportation services when we perform the services or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may under an appropriate agreement advance charge for the data transport service to be provided. In these instances we recognize the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and release the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

12. Recent Accounting Pronouncements

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

We expect to adopt the provisions of SFAS No. 123(R) effective January 1, 2006, as required, and plan to use the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value-based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the nonvested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123.

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

13. Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. We contributed an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. The matching contributions made by us vest over a three-year period at a rate of 33% per year. Approximately $26,500 and $26,400 were expensed for the quarters ended March 31, 2005 and 2004, respectively.

14. Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C — INVESTMENTS AND DIVESTITURES

On September 15, 2003, we sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria were met. In March 2004, we received the contingent payment on the sale of Data1Source LLC because the criteria specified in the agreement had been met. Accordingly, we recognized an additional $250,000 gain on the sale during the quarter ended March 31, 2004.

NOTE D — LIQUIDITY

While our operations provided cash during the three-month period ended March 31, 2005, we continue to generate operating losses. Even though we continue to launch new products and establish new distribution channels for our products and services, our longer-term success will depend upon further reductions in operating losses and further increases in positive cash flow. We paid principal and interest of approximately $223,000 on our notes during the quarter ended March 31, 2005. Laurus opted to convert 36,000 shares of the company stock at a price of $4.56 per share for principal payment on the Company Notes during the quarter ended March 31, 2005.

As a result of the transactions with the Laurus Master Fund, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. In addition, as a result of issuing debt, those securities have rights, preferences and privileges senior to those of the common stock holders. If we are unable to repay the Company Notes, Laurus could take action on its security interests, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Notes and invoke its right to the collateral under the related security agreements.

We believe that the combination of the convertible long-term debt, and reduction in operating losses will be sufficient to meet our operating requirements through at least December 31, 2005. This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company Notes. We continually consider other sources of funding, including the sale of certain non-core assets.

NOTE E — GEOGRAPHIC INFORMATION

Segment Information

Below is segment information for reportable segments of Wireless Data Communications which is made up of all our wireless machine-to-machine communications products and services, Digital Multimedia and Networking which includes our networking products and services and video conferencing products, Wireline which are our wire-line security detection products and services, and unallocated corporate expenses.

	Three Months Ended March 31, 2005
	Wireless Data	Digital Multimedia &
	Communications	Networking	Wireline	Total
Revenues from external customers	$4,856	$1,099	$222	$6,177
Interest income	2	0	0	2
Interest expense	—	1	3	4
Depreciation and amortization	324	99	31	454
Income tax expense	27	1	7	35
Segment profit/(loss) before tax	(55)	(222)	(76)	(353)
Segment assets	23,235	6,794	1,343	31,372

	Three Months Ended March 31, 2004
	Wireless Data	Digital Multimedia &
	Communications	Networking	Wireline	Total
Revenues from external customers	$3,413	$1,028	$328	$4,769
Interest income				0
Interest expense	1	12	—	13
Depreciation and amortization	326	138	30	494
Income tax expense	—	2	5	7
Segment profit/(loss) before tax	(526)	(323)	112	(737)
Segment assets	22,157	7,440	1,526	31,123

Corporate expenses are allocated to the segments based on segment revenues.

Reconciliation of segment items to consolidated amounts:

(in thousands)
	Three Months Ended March 31,
Net Loss	2005	2004
Total loss for reportable segments	$(353)	$(737)
Unallocated corporate expenses	(126)	(34)

Net loss	$(479)	$(771)

	March 31,	December 31,
Assets	2005	2004
Total assets for reportable segments	$31,372	$31,922
Other unallocated assets	3,266	690

Consolidated total assets	$34,638	$32,612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

     Revenues for the first quarter of 2005 increased 29.5% compared to the first quarter of 2004. We also continued to see growth in our wireless data products and services. Wireless data revenues increased over 42% compared to the first quarter last year and almost 18% sequentially. Specifically, the results for the first quarter of 2005 included strong performances by both the Mobile Guardian product and Uplink Security, which has occurred over several successive quarters.

     Numerex provided cash from operations of $604,000 for the first quarter as a result of both diminished operating losses as well as continued working capital efficiencies. Our cash balances at March 31, 2005 were $3.4 million compared to $1.7 million at December 31, 2004. This increase was partly due to the second round of financing that we closed with Laurus as well as the cash provided from operations.

     Our goals continue to include improving operating results and to further improve our liquidity position.

Critical Accounting Policies

     For additional information regarding the Company’s critical accounting policies see Note B to the Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2004 and the consolidated financial statements contained therein.

General

     The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended
	March 31,	March 31,	%
	2005	2004	Change
Net sales:
Wireless Data Communications
Product	$2,310	$1,421	62.6%
Service	2,546	1,991	27.9%

Sub-total	4,856	3,412	42.3%
Digital Multimedia and Networking
Product	275	320	-14.1%
Service	824	709	16.2%

Sub-total	1,099	1,029	6.8%
Wireline Security
Product	37	151	-75.5%
Service	185	177	4.5%

Sub-total	222	328	-32.3%
Total net sales
Product	2,622	1,892	38.6%
Service	3,555	2,877	23.6%

Total net sales	6,177	4,769	29.5%
Cost of product sales (excluding depreciation)	2,186	1,630	34.1%
Cost of services (excluding depreciation and amortization)	1,255	910	37.9%
Depreciation and amortization	51	110	-53.6%

Gross Profit	2,685	2,119	26.7%
Selling, general, and administrative expenses	2,152	2,153	0.0%
Research and development expenses	270	278	-2.9%
Bad debt expense	58	168	-65.5%
Depreciation and amortization	454	427	6.3%

Operating loss	(249)	(907)	-72.5%
Interest income (expense)	(191)	(114)	67.5%
Gain on sale of business unit	—	250	na

Net loss	(440)	(771)	-42.9%
Provision for Income taxes	39	—	na

Net loss applicable to common shareholders	$(479)	$(771)	-37.9%

Basic and Diluted loss per common share	$(0.04)	$(0.07)
Weighted average shares outstanding	10,837	10,792

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales

	Three Month Period Ended
	March 31,	March 31,
	2005	2004
Net sales:
Wireless Data Communications
Product	37.4%	29.8%
Service	41.2%	41.7%

Sub-total	78.6%	71.5%
Digital Multimedia and Networking
Product	4.5%	6.7%
Service	13.3%	14.9%

Sub-total	17.8%	21.6%
Wireline Security
Product	0.6%	3.2%
Service	3.0%	3.7%

Sub-total	3.6%	6.9%
Total net sales
Product	42.4%	39.7%
Service	57.6%	60.3%

Total net sales	100.0%	100.0%
Cost of product sales (excluding depreciation)	35.4%	34.2%
Cost of services (excluding depreciation and amortization)	20.3%	19.1%
Depreciation and amortization	0.8%	2.3%

Gross Profit	43.5%	44.4%
Selling, general, and administrative expenses	34.8%	45.1%
Research and development expenses	4.4%	5.8%
Bad debt expense	0.9%	3.5%
Depreciation and amortization	7.3%	9.0%

Operating loss	-4.0%	-19.0%
Interest income (expense)	-3.1%	-2.4%
Gain on sale of business unit	0.0%	5.2%

Net loss	-7.1%	-16.2%
Provision for Income taxes	0.6%	0.0%

Net loss applicable to common shareholders	-7.8%	-16.2%

Results of Operations

First quarter fiscal year 2005 compared to first quarter fiscal year 2004

Net Sales

     Net sales increased 29.5% to $6.2 million for the three-month period ended March 31, 2005 as compared to $4.8 million for the three-month period ended March 31, 2004. The increase in total net sales for the first quarter was attributable to a 38.6% increase in total product sales and a 23.6% increase in sales of services. Most of the product and service sales increase for the quarter ended March 31, 2005, compared to the same period in 2004, was in Wireless Data Communications. These increases were partially offset by a decrease in Wireline Security product and service sales.

     Net sales from Wireless Data Communications increased 42.3% to $4.9 million for the three-month period ended March 31, 2005 as compared to $3.4 million for the three-month period ended March 31, 2004. The increase in net sales for the period was the result of an increase in product sales (up 62.6% from the same period last year) and an increase in service sales (up 27.9% versus the same period last year). The increase in Wireless Data Communications product sales of $889,000 for the first quarter of 2005 versus the same period in 2004 was primarily the result of increased sales of our wireless vehicle security product and tracking services, MobileGuardian. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations.

     During the three-month period ended March 31, 2005, Wireless Data Communications service revenues increased 27.9% to $2.5 million as compared to $2.0 million for the three-month period ended March 31, 2004. These increases were primarily due to an increase in the number of connections to our Cellemetry wireless network. Revenues from connections to our network increased $507,000 for the three-month period ended March 31, 2005 compared to the same period in 2004. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize the Cellemetry network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

     Net sales from Digital Multimedia and Networking increased 6.8% to $1.1 million for the three-month period ended March 31, 2005 compared to $1.0 million for the three-month period ended March 31, 2004. The increase in first quarter revenues compared to the first quarter of 2004 was due to a 16.2% increase in service revenues to $824,000 primarily due to installation and integration services. Installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. This increase was partially offset by decreased sales of our interactive videoconferencing products (PowerPlay), which is sold directly or indirectly (as a subcontractor) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

     Wireline Security net sales decreased 32.3% to $222,000 for the three-month period ended March 31, 2005 as compared to $328,000 for the three-month period ended March 31, 2005.

Cost of Sales

     Cost of product sales increased 34.1% to $2.2 million for the three-month period ended March 31, 2005 as compared to $1.6 million for the three-month period ended March 31, 2004. The increase in cost of sales was primarily the result of higher product sales volume in the Wireless Data Communications, which were partially offset by both lower Wireline product sales and Digital Multimedia & Networking product sales.

     Cost of services increased 37.9% to $1.3 million for the three-month period ended March 31, 2005 as compared to $910,000 for the three-month period ended March 31, 2004. The increase in cost of services for the three month period ended March 31, 2005 versus the same period in 2005 was primarily the result of higher service revenue in both Wireless Data Communications and higher service sales volume in Digital Multimedia and Networking.

     Cost of sales depreciation and amortization expense decreased 53.6% to $51,000 for the three-month period ended March 31, 2005 as compared to $110,000 for the three-month period ended March 31, 2004, This decrease was primarily due to some assets becoming fully depreciated.

Gross Profit

     Gross profit, as a percentage of net sales, was 43.5% for the three-month period ended March 31, 2005 compared to 44.4% for the three-month period ended March 31,2004. The total gross profit as a percentage of sales decreased for the quarter ended March 31, 2005 compared to the same period in 2004 because product sales were 42.4% of total sales for the quarter ended March 31, 2005 versus 39.7% for the quarter ended March 31, 2004. Since gross profit as a percentage of sales is generally less on product sales than for service revenue, the increase in product sales versus service revenue resulted in a slightly lower gross profit percentage.

Operating Expenses

     Selling, general, administrative and other expenses remained flat at $2.2 million for the three-month period ended March 31, 2005 and March 31, 2004.

     Research and development expenses decreased 2.9% to $270,000 for the three-month period ended March 31, 2005 as compared to $278,000 for the three-month period ended March 31, 2004. This decrease is primarily due to software capitalization in the first quarter of 2005 of $89,000 versus $0 for the same period in 2004.

     Bad debt expense decreased to $58,000 for the quarter ended March 31, 2005 from $168,000 in the same quarter in 2004. Bad debt expense decreased during these periods as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in the general economic conditions.

     Operating expense depreciation and amortization expense increased 6.3% to $454,000 for the three-month period ended March 31, 2005 as compared to $427,000 for the three-month period ended March 31, 2004. This increase was attributable to a new capital lease for the replacement and upgrade of computer server equipment.

     Interest expense increased for the three-month period ended March 31, 2005 to $191,000 as compared to $114,000 for the three-month period ended March 31,2004. This increase was primarily the result of the additional interest expense on the $1,500,000 we received from a convertible note payable to Laurus Master Fund on January 28, 2005.

     Gain on the sale of business of $250,000 for the three-month period ended March 31, 2004 was due to the receipt of a contingent payment on the sale of Data1Source in September 2003 since the contingency was favorably met.

     Due to the loss position for the three-months ended March 31, 2005 we have not recorded federal tax provisions. The $39,000 in the three-month period ended March 31, 2005 is related to certain state and foreign income taxes.

     We recorded a net loss of $479,000 for the three-month period ended March 31, 2005 compared to a net loss of $771,000 for the three-month period March 31, 2004, which included the gain on the sale of Data1Source of $250,000 in the quarter ended March 31, 2004.

     Basic and diluted loss per common share was $0.04 for three-month period ended March 31, 2005 as compared to basic and fully diluted earnings per share of $0.09 for the three-month period ended March 31, 2004 which includes the gain on the sale of Data1Source in the three-month period ended March 31, 2004.

     The basic and diluted weighted average shares outstanding was 10,837,000 for the three-month period ended March 31, 2005 as compared to basic and diluted weighted average shares outstanding of 10,792,000 for the three-month period ended March 31, 2004. This increase was due to 36,000 shares issued upon conversion by Laurus for principle reduction on the Company Note as well as shares issued under the Company’s employee stock purchase plan.

Liquidity and Capital Resources

     We had working capital of $2.0 million as of March 31, 2005 compared to a working capital of $1.2 million at December 31, 2004. We had cash balances of $3.4 million and $1.7 million, respectively, as of March 31, 2005 and December 31, 2004.

     We generated cash from operating activities totaling $604,000 for the three-month period ended March 31, 2005 compared to net cash used in operating activities of $258,000 for the three-month period ended March 31, 2004. The increase in cash provided by operating activities for the three months ended March 31, 2005 versus the comparable period of 2004 was primarily due to a decrease in net operating losses, a reduction in inventory, an increase in accounts payable, non-cash interest expense and deferred revenue. These were partially offset by an increase in accounts receivable and a decrease in other accrued liabilities.

     We used cash in investing activities totaling $238,000 for the three-month period ended March 31,2005 compared to net cash used totaling $8,000 for the three-month period ended March 31, 2004. The increase in cash used in investing activities was primarily due to the fact that during the three month period ending March 31, we had proceeds from the sale of

Data1Souce of $200,000. These proceeds were contingent on certain criteria being met within six months following the original sale. We received this payment during the quarter ended March 31, 2004.

     We generated cash from financing activities totaling $1.3 million for the three-month period ended March 31, 2005 compared to net cash provided from financing activities totaling $913,000 for the three-month period ended March 31, 2004. The increase in cash provided by financing activities was primarily due to proceeds we received from the second Company Note during the three months ended March 31, 2005 (see Note B-7 — Note Payable in the footnotes to the Company’s financial statements) partially offset by principal payments on this note of $153,000, and principal payments on capital lease obligations of $21,000. During the three months ended March 31, 2004 we also had proceeds from the first Company Note, but this was offset by the payoff of the short-term debt payable to Cingular during that same period.

     In connection with the second Company Note, we have agreed to register all of the Common Stock that will be issued to Laurus by no later August 28, 2005. If the registration statement has not been declared effective by August 28, 2005, then for each 30 day period thereafter (or portion thereof), we must issue to Laurus, warrants covering 5,000 shares of our common stock (at an exercise price of $5.99), until the earlier of (i) the day on which the Registration Statement is declared effective, and (ii) January 28, 2006.

     Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

     While our operations provided cash during the three-month period ended March 31, 2005, we continue to generate operating losses, and our operations used cash in 2004. Even though we continue to launch new products and establish new distribution channels for our products and services, our longer-term success will depend upon further reductions in operating losses and further increases in positive cash flow. We paid principal and interest of approximately $339,000 on the Company Notes in the quarter ended March 31, 2005, and will be required to pay principal and interest of approximately $2.3 million over the next three quarters of the current fiscal year. However, if our common stock price exceeds $5.02 within the appropriate time frames, we will consider using shares of common stock to repay amounts due on the Company Note and reduce cash expenditures. Laurus could also convert the principal amount of the Company Note into company stock at a price of $4.56 per share. We believe that our available cash reserves and cash generated from operations will be sufficient to fund operations beyond the end of 2005. We intend to fund our continuing operations and repayments of amounts due under the Company Notes through a combination of operating cash flow, cash on hand and the possible sale of certain non-core assets.

     As a result of the transactions with the Laurus Master Fund, stockholders may experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. In addition, as a result of issuing debt, those securities have rights, preferences and privileges senior to those of the common stock holders. If we are unable to repay the Company Notes, Laurus could take action on its security interests, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Notes and invoke its right to the collateral under related security agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     At March 31, 2005, we have not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, we are not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

     At March 31, 2005, we have obligations under a note payable and under capital leases, both of which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows should not be material.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2005. No changes were made in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in litigation in the ordinary course of our business, both as a defendant and as a plaintiff. While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that any pending matter will have a material adverse effect on our cash flows, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

NUMEREX CORP.

(Registrant)

Date: May 11, 2005	/s/ Stratton J. Nicolaides

STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date: May 11, 2005	/s/ Alan B. Catherall

ALAN B. CATHERALL
Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer