Form 10-Q
period 2005-06-30
NUMEREX CORP /PA/
filed 2005-08-15
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
JUNE 30, 2005	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Yes  x   No _ _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No _x_

As of August 09, 2005 an aggregate of 11,638,708 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) June 30, 2005 and December 31, 2004	4

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2005 and June 30, 2004
5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2005 and June 30, 2004
6

Consolidated Statement of Shareholders’ Equity	7

Notes to Condensed Consolidated Financial Statements - Unaudited	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits	24

Signature Page	25

Certifications	26

Exhibits

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Forward-looking statements are typically identified by words or phrases such as “believe,”“expect,”“anticipate,”“intend,”“estimate,”“assume,”“strategy,”“plan,”“outlook,”“outcome,”“continue,”“remain,”“trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,”“would,”“should,”“could,”“may,” or similar expressions. All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company's operations are subject to influences outside its control. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this report, and the Company assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
	JUNE 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,591	$1,684
Accounts receivable, less allowance for doubtful accounts of
$1,329 at June 30, 2005 and $1,084 at December 31, 2004:	4,861	3,986
Notes Receivable	41	41
Inventory	1,618	1,561
Prepaid expenses and other current assets	570	736
TOTAL CURRENT ASSETS	10,681	8,008

Property and Equipment, Net	845	840
Goodwill, Net	15,014	15,014
Other Intangibles, Net	6,714	7,213
Software, Net	709	598
Other Assets	849	939
TOTAL ASSETS	$34,812	$32,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,812	$2,601
Other current liabilities	1,334	1,603
Note payable, current	2,108	1,637
Deferred revenues	936	906
Obligations under capital leases, current portion	66	33
TOTAL CURRENT LIABILITIES	8,256	6,780

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	97	2
Note Payable	2,429	2,178
TOTAL LONG TERM LIABILITIES	2,526	2,180

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000;
issued 13,319,406 shares at June 30, 2005 and 13,203,660
shares at December 31, 2004	37,325	36,872
Additional paid-in-capital	982	809
Treasury stock, at cost, 2,391,400 shares on June 30, 2005 and
December 31, 2004	(10,197)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income	5	13
Retained earnings	(4,085)	(3,845)
TOTAL SHAREHOLDERS' EQUITY	24,030	23,652
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,812	$32,612
See accompanying notes to condensed consolidated financial statements - unaudited

Numerex Corp.
Condensed Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Product	$3,526	$2,271	$6,147	$4,163
Service	3,837	3,482	7,393	6,359
Total net sales	7,363	5,753	13,540	10,522

Cost of product sales (excluding depreciation)	2,505	1,858	4,690	3,488
Cost of services (excluding depreciation and amortization)	1,548	1,288	2,802	2,198
Depreciation and amortization	53	100	91	210
Gross Profit	3,257	2,507	5,957	4,626
	44.2%	43.6%	44.0%	44.0%

Selling, general, and administrative expenses	2,094	2,310	4,253	4,463
Research and development expenses	286	202	554	480
Bad debt expense	101	116	159	284
Depreciation and amortization	438	409	905	836
Operating earnings (loss)	338	(530)	86	(1,437)

Interest income and (expense), net	(93)	(150)	(279)	(264)
Other income and (expense), net	(1)	(27)	(4)	(29)
Gain on sale of business	-	-	-	250
Earnings (loss) before income taxes	244	(707)	(197)	(1,480)

Provision for income taxes	4	2	43	-
Net earnings (loss)	$240	$(709)	$(240)	$(1,480)

Basic earnings (loss) per common share	$0.02	$(0.07)	$(0.02)	$(0.14)
Diluted earnings (loss) per common share	$0.02	$(0.07)	$(0.02)	$(0.14)
Number of shares used in per share calculation
Basic	10,904	10,794	10,871	10,794
Dilluted	11,957	10,794	10,871	10,794

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the six month period
	ended June 30,
	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$(240)	(1,480)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	316	361
Amortization	680	681
Allowance for doubtful accounts	148	-
Inventory reserves	104	71
Non-cash interest expense	104	-
Gain on sale of subsidiary	-	(250)
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(1,024)	(681)
Inventory	(162)	958
Prepaid expenses & interest receivable	159	26
Other assets	181	-
Accounts payable	1,213	422
Other accrued liabilites	(272)	(165)
Deferred revenue	30	-
Income taxes	-	-
Net cash provided by (used in) operating activities:	1,237	(57)
Cash flows from investing activities:
Purchase of property and equipment	(141)	(126)
Purchase of intangible and other assets	(283)	(357)
Proceeds the from sale of a business	-	200
Increase (decrease) in deposits and long term receivables	-	88
Net cash provided used in investing activities	(424)	(195)
Cash flows from financing activities:
Proceeds from exercise of common stock options	-	16
Proceeds from note payable and debt	1,500	4,283
Principal payments on capital lease obligations	(54)	(112)
Principal payments on notes payable and debt	(344)	(3,314)
Net cash provided by financing activities:	1,102	873
Effect of exchange differences on cash	(8)	(68)
Net increase in cash and cash equivalents	1,907	553
Cash and cash equivalents at beginning of year	1,684	734
Cash and cash equivalents at end of year	$3,591	$1,287

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	207	158
Income taxes	43	-
Disclosure of non-cash activities:
Capital leases	182	27
Non-cash interest	104	-
Non-cash financing	291	-

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total

Balance, December 31, 2004	13,205	$36,872	$809	$(10,197)	$13	$(3,845)	$23,653
Issuance of shares under Directors
Stock Plan	3	9	-	-	-	-	9
Issuance of shares in connection with employee stock purchase plan	-	-	-	-	-	-	-
Issuance of common stock	112	444					444
Purchase of treasury stock	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	(8)	-	(8)
Warrants	-	-	173	-	-	-	173
Net Loss	-	-	-	-	-	(240)	(240)
Balance, June 30, 2005	13,320	$37,325	$982	$(10,197)	$5	$(4,085)	$24,030

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report Form 10-K for fiscal year ended December 31, 2004, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. We primarily offer products and services in wireless data communications through Cellemetry, and digital multimedia networking through PowerPlay™ and IPContact™. Uplink Security, Inc., a wholly owned subsidiary of Cellemetry, provides cost effective, alarm security products, services, and related technical support utilizing Cellemetry® wireless data communications technology. In February 2003 we introduced MobileGuardian®, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry wireless data communications technology. We also introduced VendView®, a product and service offering that is a Web-based vending machine monitoring solution that also uses the Cellemetry wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, we offer wireline alarm security products and services, as well as telecommunications network operational support systems.

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

(In thousands)	June 30,	December 31,
	2005	2004

Goodwill	$17,693	$17,693
Purchased and developed software	2,867	2,664
Patents, trade and service marks	11,436	11,449
Intangible and other assets	454	361
Total intangible assets	32,450	32,167
Accumulated amortization	(10,013)	(9,342)
Intangible assets, net	$22,437	$22,825

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

5.  Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Raw materials	$791	$830
Work-in-progress	7	13
Finished goods	820	718
Inventory, net	1,618	1,561

7. Note Payable

On January 28, 2005, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note bears interest at the rate of eight percent (8%) per annum, matures on January 28, 2008 and is secured by the same collateral and guarantees as the First Company Note (described below) that we executed and delivered to Laurus on January 13, 2004. The Second Company Note requires that interest and principal thereunder is to be paid monthly, and provides that such monthly principal and interest payments may be paid by us either in cash or in common stock, subject to certain limitations. If the monthly payment then due is paid by us using common stock, then the number of shares to be issued by us to Laurus will be determined based upon a fixed conversion price of $5.31 per share. Otherwise, if the monthly payment then due is paid by us using cash, then we are required to pay Laurus an amount equal to one hundred two percent (102%) of the amount then due and payable. The Second Company Note also provides that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We are required to register the common stock underlying the Second Company Warrant for resale by Laurus, and have such registration declared effective, by August 28, 2005. Such registration statement was declared effective June 17, 2005.

On January 13, 2004, we completed our first private placement to Laurus of (i) a Convertible Term Note in the aggregate principal amount of $4,500,000 (the “First Company Note”), and (ii) a warrant to purchase up to 300,000 shares of the Company’s common stock (the “First Warrant”). The First Company Note bears interest at the rate of eight percent (8%) per annum, matures on January 12, 2007 and is secured by substantially all of our assets and our U.S. subsidiaries (except DCX Systems Australia Pty Limited). Each of our U.S. subsidiaries also has executed and delivered a guaranty to Laurus. The First Company Note requires that interest and principal thereunder is to be paid monthly, and provides that such monthly principal and interest payments may be paid by us either in cash or in common stock, subject to certain limitations. If the monthly payment then due is paid by us using common stock, then the number of shares to be issued by us to Laurus will be determined based upon a fixed conversion price of $4.56 per share. Otherwise, if the monthly payment then due is paid by us using cash, then we are required to pay Laurus an amount equal to one hundred two percent (102%) of the amount then due and payable. The First Company Note also provides that Laurus may convert all or any portion of the outstanding principal amount of the First Company Note into shares of common stock, subject to certain limitations. The First Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of common stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of common stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of common stock at a price of $5.99 per share. We also agreed to register the common stock underlying the First Company Warrant for resale by Laurus, and have such registration declared effective, by August 13, 2004. Such registration statement was declared effective on November 22, 2004. Thus, under the terms of the First Company Warrant, we were required to increase the number of shares of common stock underlying the First Company Warrant by 15,000 additional shares per month (at an exercise price of $5.99 per share) during the period from August 13, 2004 through November 22, 2004. As a result, an additional 66,000 warrants were issued and are covered by the First Warrant Agreement.

On July 6, 2005 we voluntarily converted 500,000 common shares into equity which equated to $2,280,000 of the outstanding debt associated with the First Company Note. On August 1, 2005 we converted 209,000 common shares into equity, which equated to $953,040 which equaled the remaining outstanding portion of the debt associated with the First Company Note. As a result of these transactions, the only outstanding debt of the Company, excluding capital leases, is the Second Company Note of $1,500,000.

Laurus is an "accredited investor" as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.
As a result of the July 6, 2005 and the August 1, 2005 transactions with the Laurus Master Fund, stockholders will experience dilution and may experience future dilution based on transactions with the Laurus Master Fund, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. In addition, as a result of issuing debt, those securities have rights, preferences and privileges senior to those of the common stock holders. If we are unable to repay the Company Notes, Laurus could take action on its security interests, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Notes and invoke its right to the collateral under the related security agreements.

8. Shareholders’ Equity

Shareholders’ Equity increased by $378,000 for the six-month period ending June 30, 2005. The increase in Shareholders’ Equity was attributable to the conversion of common shares for payments on the note payable in the amount of $453,000. The increase was also attributable to an increase of $172,000 in additional paid in capital due to the valuation of warrants issued with the second Company Note. This was partially offset by the net loss for the six-month period of $240,000.

9.  Net Earnings Per Common Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. For periods in which we have net earnings, we base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted net earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Common Shares:
Weighted average common shares outstanding	10,903	10,796	10,870	10,794
Dilutive effect of outstanding stock options	1,056	-	-	-
Total	11,959	10,796	10,870	10,794

Net earnings (loss):	$240	$(709)	$(240)	$(1,480)
Net earnings (loss) per common share:
Basic	$0.02	$(0.07)	$(0.02)	$(0.14)
Diluted	$0.02	$(0.07)	$(0.02)	$(0.14)

For the three months ended June 30, 2005, we excluded options to purchase 1,518,936 shares of common stock and common stock equivalents from the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period. Because of the antidilutive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2005. For the six months ended June 30, 2005, options to purchase 946,998 shares of common stock would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2004. For the three months ended June 30, 2004, options to purchase 1,175,369 shares of common stock and common stock equivalents, and for the six months ended options to purchase 1,167,629 shares of common stock and common stock equivalents would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

As of June 30, 2005, we had a total of 1,428,515 options outstanding and as of June 30, 2004, we had a total of 1,349,515 options outstanding.

10.   Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net earnings (loss) - as reported	$240	$(709)	$(240)	$(1,480)
Less total stock-based compensation expense determined under fair value based method for all awards	76	409	151	817
Pro forma net earnings (loss)	$164	$(1,118)	$(391)	$(2,297)

Basic loss per share:
As reported	$0.02	$(0.07)	$(0.02)	$(0.14)
Pro forma	$0.02	$(0.10)	$(0.04)	$(0.21)
Diluted loss per share:
As reported	$0.02	$(0.07)	$(0.02)	$(0.14)
Pro forma	$0.01	$(0.10)	$(0.04)	$(0.21)

11.   Revenue Recognition

Our revenue is generated from three sources:
ཉ the supply of product, under non recurring agreements,
ཉ the provision of services, under non recurring agreements, and,
ཉ the provision of data transportation services, under recurring or multi-year contractually based agreements.

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

In November 2004, the FASB released revised SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43” (“SFAS No. 151”). The new standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although we are still evaluating the impact that the adoption of SFAS No. 151 will have on our Consolidated Financial Statements, we currently do not believe it will have a material impact as we have not historically had any abnormally low levels of production, unplanned downtime, labor or material shortages.

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

13.    Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. We contributed an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a semi-monthly basis. The matching contributions made by us vest over a three-year period at a rate of 33% per year. Approximately $26,500 and $26,400 were expensed for the quarters ended June 30, 2005 and 2004, respectively.

14.   Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

15. Subsequent Events

On July 6, 2005 we voluntarily converted into equity 500,000 shares of the company stock at $4.56 per share which equates to a reduction in the outstanding debt associated with the First Company Note by $2,280,000. Additionally, on August 1, 2005 we also voluntarily converted into equity 209,000 shares of the company stock at $4.56 per share which equates to $953,040. The remaining balance of the First Company Note which was less than $1,000 was paid in cash on August 2, 2005.

NOTE C - INVESTMENTS AND DIVESTITURES

On September 15, 2003, we sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due in six months, if certain criteria were met. In March 2004, we received the contingent payment on the sale of Data1Source LLC because the criteria specified in the agreement had been met. Accordingly, we recognized an additional $250,000 gain on the sale during the six months ended June 30, 2004.

NOTE D - GEOGRAPHIC INFORMATION

Segment Information

Numerex is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. The four reporting segments are Wireless Data Communications, which is made up of all of our wireless machine-to-machine communications products and services, Digital Multimedia and Networking, which includes our networking products and services and video conferencing products, Wireline, which are is our wire-line security detection products and services, and unallocated corporate expenses.

Wireless Data Segment

The Wireless Data segment is a solutions provider of wireless machine-to machine (M2M) communications, delivering comprehensive wireless solutions over the company’s proprietary wireless data network, CellemetryXG™. The Company’s wireless data network is dedicated to the delivery of M2M communications throughout the United States, Canada, Mexico, the Caribbean and parts of Latin America. M2M is defined as electronic data communications between people, devices, and systems that turnsturn data into information that companies can act upon.

The Wireless Data segment develops, operates, markets, and sells products and services CellemetryXG™, Cellemetry®, Uplink™, MobileGuardian®, and VendView® brands, as well as distribution through Value Added Resellers (VARs) who have integrated the CellemetryXG Network and components into their own offerings.

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

Below is segment information for our reportable segments.

	Three Months Ended June 30, 2005
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$5,005	$1,883	$475	$7,363
Interest income	-	-	7	7
Interest expense	1	2	-	3
Depreciation and amortization	309	99	30	438
Income tax expense	-	4	-	4
Segment earnings/(loss) before tax	(8)	12	158	162

	Three Months Ended June 30, 2004
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$3,451	$1,972	$328	$5,751
Interest income	-	-	-	-
Interest expense	1	10	-	11
Depreciation and amortization	326	127	30	483
Income tax expense	3	1	5	9
Segment earnings/(loss) before tax	(652)	161	112	(379)

	Six Months Ended June 30, 2005
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$9,861	$2,982	$697	$13,540
Interest income	2	-	7	9
Interest expense	-	1	3	4
Depreciation and amortization	633	198	61	892
Income tax expense	27	1	7	35
Segment earnings/(loss) before tax	(63)	(222)	82	(203)

	Six Months Ended June 30, 2004
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$6,865	$3,001	$656	$10,522
Interest income	-	-	-	-
Interest expense	1	22	3	26
Depreciation and amortization	648	265	59	972
Income tax expense	3	3	5	11
Segment earnings/(loss) before tax	(1,178)	(162)	144	(1,196)

Corporate expenses are allocated to the segments based on segment revenues.

Reconciliation of segment items to consolidated amounts:

 (in thousands)

	Three Months Ended June 30,
	2005	2004
Net earnings/(loss)
Total income (loss) for reportable segments	$162	$(379)
Unallocated corporate expenses	78	(330)
Net earnings (loss)	$240	$(709)

	Six Months Ended June 30,
	2005	2004
Net loss
Total loss for reportable segments	$(203)	$(1,196)
Unallocated corporate expenses	(37)	(284)
Net loss	$(240)	$(1,480)

	June 30,	December 31,
	2005	2004
Assets
Total assets for Wireless Data Communications	$21,915	$21,152
Total assets for Digital Multimedia & Networking	6,669	6,815
Total assets for Wireline	1,135	1,153
Other unallocated assets	5,093	3,492
Consolidated total assets	$34,812	$32,612

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

Revenues for the second quarter of 2005 increased 28% compared to the second quarter of 2004 and revenues increased 28.7% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. We also continued to see growth in our wireless data products and services. Wireless data revenues increased over 45% compared to the second quarter last year and increased 43.7% for the six months ended June 30, 2005 as compared to the prior year six months.

Numerex provided cash from operations of $1.2 million for the six months ended June 30, 2005 as a result of both diminished operating losses as well as continued working capital efficiencies. Our cash balances at June 30, 2005 were $3.6 million compared to $1.7 million at December 31, 2004. This increase was partly due to the second round of financing that we closed with Laurus as well as the cash provided from operations.

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

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
Net sales:
Wireless Data Communications
Product	$2,474	$1,309	89.0%	$4,784	$2,730	75.2%
Service	2,531	2,143	18.1%	5,078	4,134	22.8%
Sub-Total	5,005	3,452	45.0%	9,862	6,864	43.7%
Digital Multimedia and Networking
Product	728	819	-11.1%	1,003	1,139	-11.9%
Service	1,155	1,153	0.2%	1,979	1,862	6.3%
Sub-Total	1,883	1,972	-4.5%	2,982	3,001	-0.6%
Wireline Security
Product	324	143	126.6%	361	294	22.8%
Service	151	186	-18.8%	335	363	-7.7%
Sub-Total	475	329	44.4%	696	657	5.9%
Total net sales
Product	3,526	2,271	55.3%	6,148	4,163	47.7%
Service	3,837	3,482	10.2%	7,392	6,359	16.2%
Total net sales	7,363	5,753	28.0%	13,540	10,522	28.7%
Cost of product sales (excluding depreciation)	2,505	1,858	34.8%	4,690	3,488	34.5%
Cost of services (excluding depreciation
and amortization)	1,548	1,288	20.2%	2,802	2,198	27.5%
Depreciation and amortization	53	100	-47.0%	91	210	-56.7%
Gross Profit	3,257	2,507	29.9%	5,957	4,626	28.8%

Selling, general, and administrative expenses	2,094	2,310	-9.4%	4,253	4,463	-4.7%
Research and development expenses	286	202	41.6%	554	480	15.4%
Bad debt expense	101	116	-12.9%	159	284	-44.0%
Depreciation and amortization	438	409	7.1%	905	836	8.3%
Operating earnings (loss)	338	(530)	-163.8%	86	(1,437)	-106.0%
Interest income (expense)	(93)	(150)	-38.0%	(279)	(264)	5.7%
Other income (expense)	(1)	(27)	-96.3%	(4)	(29)	-86.2%
Gain on sale of business	-	-	na	-	250	-100.0%
Earnings (loss) before income taxes	244	(707)	-134.5%	(197)	(1,480)	-86.7%
Income taxes	4	2	na	43	-	na
Net earnings (loss)	$240	$(709)	-133.9%	$(240)	$(1,480)	-83.8%
Basic income (loss) per common share	$0.02	$(0.07)		$(0.02)	$(0.14)
Diluted income (loss) per common share	$0.02	$(0.07)		$(0.02)	$(0.14)
Basic weighted average shares outstanding	10,903	10,794		10,870	10,792
Diluted weighted average shares outstanding	11,957	10,794		10,870	10,792

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales
	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2005	2004	2005	2004

Wireless Data Communications
Product	33.6%	22.8%	35.3%	25.9%
Service	34.4%	37.3%	37.5%	39.3%
Sub-Total	68.0%	60.0%	72.8%	65.2%
Digital Multimedia and Networking
Product	9.9%	14.2%	7.4%	10.8%
Service	15.7%	20.0%	14.6%	17.7%
Sub-Total	25.6%	34.3%	22.0%	28.5%
Wireline Security
Product	4.4%	2.5%	2.7%	2.8%
Service	2.1%	3.2%	2.5%	3.4%
Sub-Total	6.5%	5.7%	5.1%	6.2%
Total net sales
Product	47.9%	39.5%	45.4%	39.6%
Service	52.1%	60.5%	54.6%	60.4%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales (excluding depreciation)	34.0%	32.3%	34.6%	33.1%
Cost of services (excluding depreciation and amortization)	21.0%	22.4%	20.7%	20.9%
Depreciation and amortization	0.7%	1.7%	0.7%	2.0%
Gross Profit	44.2%	43.6%	44.0%	44.0%
Selling, general, and administrative expenses	28.4%	40.2%	31.4%	42.4%
Research and development expenses	3.9%	3.5%	4.1%	4.6%
Bad debt expense	1.4%	2.0%	1.2%	2.7%
Depreciation and amortization	5.9%	7.1%	6.7%	7.9%
Operating earnings (loss)	4.6%	-9.2%	0.6%	-13.7%
Interest income (expense)	-1.3%	-2.6%	-2.1%	-2.5%
Other income (expense)	0.0%	-0.5%	0.0%	-0.3%
Gain on sale of business unit	0.0%	0.0%	0.0%	2.4%
Net earnings (loss) before income taxes	3.3%	-12.3%	-1.5%	-14.1%
Income taxes	0.1%	0.0%	0.3%	0.0%
Net earnings (loss)	3.3%	-12.3%	-1.8%	-14.1%

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2005:

Net Sales

Net sales increased 28% to $7.4 million for the three-month period ended June 30, 2005 as compared to $5.8 million for the three-month period ended June 30, 2004. Most of the sales increase for the three months ended June 30, 2005, compared to the same period in 2004, was in Wireless Data Communications. This increase was partially offset by a slight decrease in Digital Multimedia and Networking product sales and a decrease Wireline Security service sales. Net sales for the six months ended June 30, 2005 increased 28.7% to $13.5 million as compared to $10.5 million for the six months ended June 30, 2004. The increase for the six month period is primarily a result of an increase in product and service sales in the Wireless Data Communications division, which was partially offset by a decrease in product sales in the Digital Multimedia and Networking division.

Wireless Data Communications. Net sales from Wireless Data Communications increased 45.0% to $5.0 million for the three-month period ended June 30, 2005 as compared to $3.5 million for the three-month period ended June 30, 2004. For the six months ended June 30, 2005, net sales from Wireless Data Communications increased 43.7% to $9.9 million as compared to $6.9 million for the same prior year period. The increases in net sales were the result of increases in both product sales and service sales.

For the three-month period ended June 30, 2005, product sales in Wireless Data Communications increased 89% to $2.5 million from $1.3 million in the prior year period. For the six-month period, product sales in Wireless Data Communications increased 75.2% to $4.8 million as compared to $2.7 million in the prior year period. These increases were primarily due to increased sales of our wireless vehicle security product and tracking services, MobileGuardian. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations.

During the three-month period ended June 30, 2005, Wireless Data Communications service revenues increased 18.1% to $2.5 million as compared to $2.1 million for the three-month period ended June 30, 2004. For the six months ended June 30, 2005, Wireless Data Comminications service revenues increased 22.8% to $5.1 million as compared to $4.1 million for the same prior year period. These increases were primarily due to an increase in the number of connections to our Cellemetry wireless network during the three- and six-month periods ending June 30, 2005. Revenues from connections to our network increased $375,000 for the three-month period ended June 30, 2005 and $876,000 for the six-month period ended June 30, 2005 compared to the same periods in 2004. Connection increases were generated by sales of our security products as well as by value added resellers who utilize the Cellemetry network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Digital Multimedia and Networking. Net sales from Digital Multimedia and Networking decreased 4.5% to $1.9 million for the three-month period ended June 30, 2005 compared to $2.0 million for the three-month period ended June 30, 2004. This decrease was due to an 11.1% decrease in product revenues during the three months ended June 30, 2005 to $728,000, down from $819,000 in the prior year period. Service revenues for the Digital Multimedia and Networking division remained flat at $1.2 million for the three months ended June 30, 2005 and June 30, 2004. Net sales from Digital Multimedia and Networking remained flat at $3.0 million for the six months ended June 30, 2005. Product revenues for the six months ended June 30, 2005 decreased by 11.9% to $1.0 million as compared to $1.1 million for the six months ended June 30, 2004. This decrease was offset by a 6.3% increase in Digital Multimedia and Networking services, to $2.0 million compared to $1.9 million in the corresponding prior year period.

For both the three and six months ended June 30, 2005 the decrease in Digital Multimedia and Networking product revenues is the result of decreased sales of our interactive videoconferencing products (PowerPlay), which is sold directly or indirectly (as a subcontractor) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The increase in Digital Multimedia and Networking services during the six-month period ending June 30, 2005 is due to an increase in the services that we provided, either directly or indirectly, to large wireline and wireless telecommunication companies.

Wireline Data Communications. Wireline Security net sales increased 44.4% to $475,000 for the three-month period ended June 30, 2005 as compared to $329,000 for the three-month period ended June 30, 2004. This increase is due to a 126.6% increase in product sales to $324,000 compared to $143,000 in the prior year period, slightly offset by a 18.8% decrease in Wireline Security service sales, to $151,000 for the three-month period ended June 30, 2005 compared to $186,000 in the prior year period. The increase in product sales is due to sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement.

For the six months ended June 30, 2005, Wireline Security net sales increased 5.9% to $696,000 as compared to $657,000 for the six months ended June 30, 2004. This increase resulted from a 22.8% increase in Wireline Security product sales, slightly offset by a 7.7% decrease in Wireless Security products.

Cost of Sales

Cost of product sales increased 34.8% to $2.5 million for the three-month period ended June 30, 2005 as compared to $1.9 million for the three-month period ended June 30, 2004. For the six months ended June 30, 2005 cost of product sales increased 34.5% to $4.7 million up from $3.5 million for the six months ended June 30, 2004. The increase in cost of product sales for both the three and six months ended June 30, 2005 was primarily the result of higher product sales volume in the Wireless Data Communications, which corresponds to the increased revenues in Wireless Data Communications, as discussed previously. The increase in Wireless Data Communications product sales was partially offset by lower Digital Multimedia & Networking product sales.

Cost of services increased 20.2% to $1.5 million for the three-month period ended June 30, 2005 as compared to $1.3 million for the three-month period ended June 30, 2004. For the six months ended June 30, 2005, cost of services increased 27.5% to $2.8 million, compared to $2.2 million for the corresponding prior year period. The increase in cost of services for both the three and six months ended June 30, 2005 versus the same period in 2004 was primarily the result of higher service sales volume in both Wireless Data Communications and Digital Multimedia and Networking.

Cost of sales depreciation and amortization expense decreased 47% to $53,000 for the three-month period ended June 30, 2005 as compared to $100,000 for the three-month period ended June 30, 2004. For the six months ended June 30, 2005 cost of sales depreciation and amortization expense decreased 56.7% to $91,000 as compared to $210,000 for the same prior year period. The decrease for both the three and six months ended June 30, 2005 is due to some assets becoming fully depreciated during the period.

Gross Profit

Gross profit, as a percentage of net sales, was 44.2% for the three-month period ended June 30, 2005 compared to 43.6% for the three-month period ended June 30, 2004. The slight increase in total gross profit as a percentage of sales was due to a slight decrease in cost of services and cost of sales depreciation and amortization as a percentage of net sales, partially offset by an increase in cost of product sales as a percentage of net sales. Gross profit, as a percentage of net sales, remained flat at 44% for the six months ended June 30, 2005 and 2004.

Operating Expenses

Selling, general and administrative expenses decreased 9.4% to $2.1 million for the three-month period ended June 30, 2005 as compared to $2.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, selling, general and administrative expenses decreased 4.7% to $4.3 million as compared to $4.5 million for the comparable prior year period. These decreases are due to reduced personnel and the related benefit expenses.

Research and development expenses increased 41.6% to $286,000 for the three-month period ended June 30, 2005 as compared to $202,000 for the three-month period ended June 30, 2004. This increase is primarily due to an increase in personnel costs of $119,000, partially offset by an increase of $38,000 software capitalization to $104,000 versus $66,000 for the same period in 2004. For the six months ended June 30, 2005, research and development expenses increased 15.4% to $554,000, up from $480,000 for the six months ended June 30, 2004. This increase is also primarily due to an increase of personnel costs partially offset by increased capitalization.

Bad debt expense decreased 12.9% to $101,000 for the quarter ended June 30, 2005 from $116,000 in the same quarter in 2004. For the six months ended June 30, 2005, bad debt expense decreased 44% to $159,000 as compared to $284,000 for the six months ended June 30, 2004. Bad debt expense decreased during these periods as a result of the implementation of more stringent credit policies and collections processes, as well as an improvement in the general economic conditions.

Depreciation and amortization expense increased 7.1% to $438,000 for the three-month period ended June 30, 2005 as compared to $409,000 for the three-month period ended June 30, 2004. For the six months ended June 30, 2005 depreciation and amortization expense increased 8.3% to $905,000 as compared to $836,000 in the prior year period. These increases are primarily attributable to a new capital lease for the replacement and upgrade of computer server equipment.

Interest expense and other expense decreased for the three-month period ended June 30, 2005 to $94,000 as compared to $177,000 for the three-month period ended June 30, 2004. This decrease was primarily the result of Laurus opting to convert shares of our common stock in lieu of cash payments. The accounting treatment for this transaction requires that the percentage of the payment that has been converted be applied to the amount of deferred financing fees that would have been charged to interest expense, instead be an adjustment to shareholders’ equity rather than to interest expense. For the three months ended June 30, 2005, shareholders’ equity was adjusted by $63,000 for the deferred financing fees. For the six months ended June 30, 2005, interest expense and other expense decreased slightly to $283,000 as compared to $293,000 for the six months ended June 30, 2004. The slight decrease is primarily the result of higher exchange rate losses in the period ended June 30, 2004 as compared to the current year period. The decrease in exchange rate losses was partially offset by the additional interest expense we have incurred on the $1,500,000 we received from a convertible note payable to Laurus Master Fund on January 28, 2005.

Gain on the sale of business of $250,000 for the six-month period ended June 30, 2004 was due to the receipt of a contingent payment on the sale of Data1Source in September 2003 since the contingency was favorably met.

Due to the loss position for the six-months ended June 30, 2005 we have not recorded federal tax provisions. The $43,000 of income tax expense in the six-month period ended June 30, 2005 is related to certain state and foreign income taxes.

Liquidity and Capital Resources

We had working capital of $2.4 million as of June 30, 2005 compared to a working capital of $1.2 million at December 31, 2004. We had cash balances of $3.6 million and $1.7 million, respectively, as of June 30, 2005 and December 31, 2004.

We generated cash from operating activities totaling $1.2 million for the six months ended June 30, 2005 compared to net cash used in operating activities of $57,000 for the six months ended June 30, 2004. The increase in cash provided by operating activities for the six months ended June 30, 2005 versus the comparable period of 2004 was primarily due to a decrease in net operating losses, an increase in accounts payable, non-cash interest expense and deferred revenue. These were partially offset by an increase in accounts receivable and a decrease in other accrued liabilities.

We used cash in investing activities totaling $424,000 for the six months ended June 30, 2005 compared to net cash used totaling $195,000 for the six months ended June 30, 2004. The increase in cash used in investing activities was primarily due to the fact that during the six-month period ending June 30, 2004 we had proceeds from the sale of Data1Souce of $200,000. These proceeds were contingent on certain criteria being met within six months following the original sale. We received this payment during the quarter ended March 31, 2004.

We generated cash from financing activities totaling $1.1 million for the six-month period ended June 30, 2005 compared to net cash provided from financing activities totaling $873,000 for the six-month period ended June 30, 2004. The increase in cash provided by financing activities was primarily due to proceeds we received from the second Company Note during the six months ended June 30, 2005 (see Note B-7 - Note Payable in the footnotes to the Company’s financial statements) partially offset by principal payments on the notes of $344,000, and principal payments on capital lease obligations of $54,000. During the six months ended June 30, 2004 we also had proceeds from the first Company Note of $4.3 million, but this was partially offset by the payoff of the short-term debt payable to Cingular in the amount of $3.5 million during that same period.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

We paid principal and interest of approximately $375,000 on our notes during the six months ended June 30, 2005. Laurus opted to convert 111,720 shares of the company stock at a price of $4.56 per share for principal payment on the Company Notes during the six months ended June 30, 2005.

We believe that our existing cash and cash equivalents, together with cash generated from operations will be more than sufficient to meet our operating requirements for at least the next twelve months. This belief could be affected by unexpected operating losses, a material adverse change in our operating business or a default under the Company Notes. We continually consider other sources of funding, including the sale of certain non-core assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2005, we have not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, we are not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

At June 30, 2005, we have obligations under a note payable and under capital leases, both of which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows should not be material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2005. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Meeting of Shareholders of the Company was held on May 12, 2005 (the "Meeting"). Two proposals were presented for a vote at the Meeting. Of the 13,241,441 shares of our common stock outstanding on the record date, 10,698,283 were present or represented by proxy at the Meeting. The results of the voting on the matters submitted to the shareholders were as follows:

Proposal 1 - The election of eight directors, Brian C. Beazer, George Benson, Nicholas A. Davidge, Matthew J. Flanigan, Allan H. Liu, Stratton J. Nicolaides, John G. Raos and Andrew J. Ryan, each to serve as director of the Company for a one-year term expiring at the annual meeting of shareholders to be held in 2006 and until the election and qualification of each successor.

	For	Withheld
Brian C. Beazer	9,936,451	761,832
George Benson	9,819,071	879,212
Nicholas A. Davidge	9,936,451	761,832
Matthew J. Flanigan	9,757,252	941,081
Allan H. Liu	9,894,297	803,976
Stratton J. Nicolaides	9,936,451	761,832
John G. Raos	9,819,071	879,212
Andrew J. Ryan	9,926,882	771,401

Proposal 2 - The ratification of the appointment of Grant Thornton LLP as the Company’s independent accountants for the year ending December 31, 2005.

For	Against	Abstain
10,695,683	500	2,100

Item 5. Other Information.
None - not applicable.

Item 6. Exhibits.

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

NUMEREX CORP.
(Registrant)

Date:   August 11, 2005   /s/Stratton J. Nicolaides
STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date:   August 11, 2005    /s/ Alan B. Catherall
ALAN B. CATHERALL
Chief Financial Officer,
Executive Vice President and Principal Financial and Accounting Officer