Form 10-Q
period 2005-09-30
NUMEREX CORP /PA/
filed 2005-11-14
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
SEPTEMBER 30, 2005	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

[X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [ X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

As of November 07, 2005 an aggregate of 14,033,877 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) September 30, 2005 and December 31, 2004
4

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2005 and September 30, 2004
5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2005 and September 30, 2004
6

Condensed Consolidated Statement of Shareholders’ Equity	7

Notes to Condensed Consolidated Financial Statements - Unaudited	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signature Page	25

Certifications	27

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,200	$1,684
Accounts receivable, less allowance for doubtful accounts of
$1,434 at September 30, 2005 and $1,084 at December 31, 2004:	5,143	3,986
Notes Receivable	41	41
Inventory	1,819	1,561
Prepaid expenses and other current assets	272	736
TOTAL CURRENT ASSETS	11,475	8,008
Property and Equipment, Net	731	840
Goodwill, Net	15,014	15,014
Other Intangibles, Net	6,406	7,213
Software, Net	929	598
Other Assets	676	939
TOTAL ASSETS	$35,231	$32,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,009	$2,601
Other current liabilities	1,286	1,603
Note payable, current	500	1,637
Deferred revenues	1,219	906
Obligations under capital leases, current portion	66	33
TOTAL CURRENT LIABILITIES	7,080	6,780
LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	82	2
Note Payable	922	2,178
TOTAL LONG TERM LIABILITIES	1,004	2,180
SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000;
issued 14,030,108 shares at September 30, 2005 and 13,203,660
shares at December 31, 2004	40,031	36,872
Additional paid-in-capital	982	809
Treasury stock, at cost, 2,391,400 shares on September 30, 2005 and
December 31, 2004	(10,197)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income	5	13
Retained earnings	(3,674)	(3,845)
TOTAL SHAREHOLDERS' EQUITY	27,147	23,652
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,231	$32,612

See accompanying notes to condensed consolidated financial statements - unaudited

Numerex Corp.
Condensed Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales:
Product	$4,021	$2,852	$10,168	$7,015
Service	3,988	3,320	11,381	9,678
Total net sales	8,009	6,172	21,549	16,693

Cost of product sales (excluding depreciation)	2,991	2,043	7,681	5,531
Cost of services (excluding depreciation and amortization)	1,533	1,395	4,335	3,593
Depreciation and amortization	41	87	132	297
Gross Profit	3,444	2,647	9,401	7,272
	43.0%	42.9%	43.6%	43.6%
Selling, general, and administrative expenses	2,215	2,056	6,468	6,519
Research and development expenses	278	205	832	685
Bad debt expense	83	131	242	415
Depreciation and amortization	386	411	1,291	1,247
Operating earnings (loss)	482	(156)	568	(1,594)
Interest income and (expense), net	(59)	(165)	(338)	(426)
Other income and (expense), net	(3)	(2)	(7)	(31)
Gain on sale of business	-	-	-	250
Earnings (loss) before income taxes	420	(323)	223	(1,801)

Provision for income taxes	9	18	52	18
Net earnings (loss)	$411	$(341)	$171	$(1,819)
Foreign currency translation adjustment	(1)	(13)	(8)	(84)
Comprehensive earnings (loss)	$410	$(354)	$163	$(1,903)

Basic earnings (loss) per common share	$0.04	$(0.03)	$0.02	$(0.17)
Diluted earnings (loss) per common share	$0.03	$(0.03)	$0.01	$(0.17)
Number of shares used in per share calculation
Basic	11,528	10,794	11,092	10,798
Diluted	12,023	10,794	11,456	10,798

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the nine month period
	ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$171	$(1,819)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	428	517
Amortization	987	1,040
Allowance for doubtful accounts	242	297
Non-cash interest expense	104	-
Gain on sale of subsidiary	-	(250)
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(1,399)	(1,520)
Inventory	(268)	1,383
Prepaid expenses & interest receivable	456	(14)
Other assets	182	-
Accounts payable	1,409	920
Other accrued liabilities	(317)	(25)
Deferred revenue	312	-
Income taxes	-	-
Net cash provided by operating activities:	2,317	529
Cash flows from investing activities:
Purchase of property and equipment	(138)	(152)
Purchase of intangible and other assets	(502)	(630)
Proceeds the from sale of a business	-	200
Increase in deposits and long term receivables	-	89
Net cash used in investing activities	(640)	(493)
Cash flows from financing activities:
Proceeds from exercise of common stock options	-	16
Proceeds from note payable and debt	1,500	4,283
Principal payments on capital lease obligations	(70)	(208)
Principal payments on notes payable and debt	(582)	(3,365)
Net cash provided by financing activities:	848	726
Effect of exchange differences on cash	(8)	(94)
Net increase in cash and cash equivalents	2,516	668
Cash and cash equivalents at beginning of period	1,684	734
Cash and cash equivalents at end of period	$4,200	$1,402

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	248	158
Income taxes	52	-
Disclosure of non-cash activities:
Capital leases	182	27
Non-cash interest	104	-
Non-cash financing	3,329	-

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total

Balance, December 31, 2004	13,205	$36,872	$809	$(10,197)	$13	$(3,845)	$23,652
Issuance of shares under Directors
Stock Plan	3	9	-	-	-	-	9
Issuance of shares in connection with
employee stock purchase plan	-	-	-	-	-	-	-
Issuance of common stock for
debt repayment	822	3,151	-	-	-	-	3,150
Translation adjustment	-	-	-	-	(8)	-	(8)
Warrants	-	-	173	-	-	-	173
Net Income	-	-	-	-	-	171	171

Balance, September 30, 2005	14,030	$40,032	$982	$(10,197)	$5	$(3,674)	$27,147

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report Form 10-K for fiscal year ended December 31, 2004, as filed with the SEC. The financial information that we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

(In thousands)	September 30,	December 31,
	2005	2004

Goodwill	$17,693	$17,693
Purchased and developed software	3,017	2,664
Patents, trade and service marks	11,445	11,449
Intangible and other assets	514	361
Total intangible assets	32,669	32,167
Accumulated amortization	(10,320)	(9,342)
Intangible assets, net	$22,349	$22,825

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

5. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	September 30,	December 31,
(In thousands)	2005	2004
Raw materials	$407	$830
Work-in-progress	5	13
Finished goods	1,407	718
Inventory, net	$1,819	$1,561

7. Note Payable

On January 28, 2005, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note bears interest at the rate of eight percent (8%) per annum, matures on January 28, 2008 and is secured by substantially all of our assets and our U.S. subsidiaries (except DCX Systems Australia Pty Limited). Each of our U.S. subsidiaries also has executed and delivered a guaranty to Laurus. The Second Company Note requires that interest and principal thereunder is to be paid monthly, and provides that such monthly principal and interest payments may be paid by us either in cash or in common stock, subject to certain limitations. If the monthly payment then due is paid by us using common stock, then the number of shares to be issued by us to Laurus will be determined based upon a fixed conversion price of $5.31 per share. Otherwise, if the monthly payment then due is paid by us using cash, then we are required to pay Laurus an amount equal to one hundred two percent (102%) of the amount then due and payable. The Second Company Note also provides that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We are required to register the common stock underlying the Second Company Warrant for resale by Laurus, and have such registration declared effective, by August 28, 2005. Such registration statement was declared effective June 17, 2005. The Second Company Note also contains a Beneficial Conversion Feature with a contingent conversion option. The value of the Beneficial Conversion Feature will be measured as of the commitment date and will be recognized ratably over the remaining period of the Note once the contingencies have been met.

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

On July 6, 2005 we voluntarily converted $2,280,000 of the outstanding debt associated with the First Company Note into 500,000 shares of common stock. On August 1, 2005 we converted the $953,040 remaining outstanding portion of the debt associated with the First Company Note into 209,000 shares of common stock. As a result of these transactions, the only outstanding debt of the Company, excluding capital leases, is the Second Company Note of $1,500,000. However, the Warrants associated with the First Company Note remain outstanding.

Laurus is an "accredited investor" as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

As a result of the July 6, 2005 and the August 1, 2005 transactions with the Laurus Master Fund, stockholders have experienced dilution and may experience future dilution based on transactions with the Laurus Master Fund, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. In addition, as a result of issuing debt, those securities have rights, preferences and privileges senior to those of the common stock holders. If we are unable to repay the Company Notes, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Notes and invoke its right to the collateral under the related security agreements.

8. Shareholders’ Equity

Shareholders’ Equity increased by $3.5 million for the nine-month period ending September 30, 2005. The increase in Shareholders’ Equity was attributable to the conversion of common shares for payments with regard to the First Company Note payable in the amount of $3.2 million. The increase was also attributable to an increase of $171,000 in retained earnings and an increase of $130,000 in additional paid in capital mostly due to the valuation of warrants issued with the second Company Note.

9. Net Earnings Per Common Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. For periods in which we have net earnings, we base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive common stock equivalents.

The numerator in calculating both basic and diluted net earnings per common share for each period is net earnings. The denominator is based on the following number of common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Common Shares:
Weighted average common shares outstanding	11,528	10,794	11,092	10,798
Dilutive effect of common stock equivalents	495	-	364	-
Total	12,023	10,794	11,456	10,798
Net earnings (loss):	$411	$(341)	$171	$(1,819)
Net earnings (loss) per common share:
Basic	$0.04	$(0.03)	$0.02	$(0.17)
Diluted	$0.03	$(0.03)	$0.01	$(0.17)

For the three months ended September 30, 2005, we excluded options to purchase 848,486 shares of common stock and common stock equivalents from the computation of diluted earnings per share. For the nine months ended September 30, 2005, we excluded options to purchase 998,486 shares of common stock and common stock equivalents from the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2004. For the three months ended September 30, 2004, options to purchase 167,848 shares of common stock and common stock equivalents, and for the nine months ended options to purchase 181,403 shares of common stock and common stock equivalents would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

As of September 30, 2005, we had a total of 1,334,515 options outstanding and as of September 30, 2004, we had a total of 1,567,015 options outstanding.

10.  Stock-Based Compensation

We account for employee options or share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, our net earnings (loss) and net earnings (loss) per share would have changed as reflected in the following pro forma amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net earnings (loss) - as reported	$411	$(341)	$171	$(1,819)
Add: stock-based compensation expense currently reflected in earnings (loss)	-	-	-	-
Less: total stock-based compensation expense determined under fair value based method for all awards	69	389	213	1,169
Pro forma net earnings (loss)	$342	$(730)	$(42)	$(2,988)
Basic earnings (loss) per share:
As reported	$0.04	$(0.03)	$0.02	$(0.17)
Pro forma	$0.03	$(0.07)	$0.00	$(0.28)
Diluted earnings (loss) per share:
As reported	$0.03	$(0.03)	$0.01	$(0.17)
Pro forma	$0.03	$(0.07)	$0.00	$(0.28)

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

13.   Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries who elect to participate. Employees are eligible for participation on the enrollment date following six months of service. The Company contributes an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. The Company’s contribution is made in cash on a semi-monthly basis. The matching contributions made by the Company vest over a three-year period at a rate of 33% per year. Approximately $25,200 and $18,000 were expensed for the quarters ended September 30, 2005 and 2004, respectively. Approximately $72,900 and $53,000 were expensed for the nine month period ended September 30, 2005 and 2004, respectively.

14.  Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C - INVESTMENTS AND DIVESTITURES

On September 15, 2003, we sold the Data1Source mobile messaging service through an entity Data1Source LLC. The selling price was approximately $3,400,000 with $3,200,000 paid in cash at closing and $200,000 due after the sale, if certain criteria were met. In March 2004, we received the contingent payment on the sale of Data1Source LLC because the criteria specified in the agreement had been met. Accordingly, we recognized an additional $250,000 gain on the sale during the nine months ended September 30, 2004.

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

Unallocated Corporate Expenses

The Corporate expenses that do not get allocated to the business segments are corporate depreciation and amortization expense as well as interest income and expense.

Below is segment information for our reportable segments.

Three Months Ended September 30, 2005
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$5,617	$2,204	$188	$8,009
Interest income	-	-	-	0
Interest expense	2	2	1	5
Depreciation and amortization	289	66	30	385
Income tax expense	9	-	-	9
Segment earnings/(loss) before tax	265	265	(20)	510

Three Months Ended September 30, 2004
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$3,636	$2,350	$186	$6,172
Interest income				0
Interest expense	1	10	-	11
Depreciation and amortization	326	127	30	483
Income tax expense	3	1	5	9
Segment earnings/(loss) before tax	(328)	333	(31)	(26)

Nine Months Ended September 30, 2005
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$15,479	$5,186	$884	$21,549
Interest income	2	0	1	3
Interest expense	4	-	1	5
Depreciation and amortization	921	264	91	1,276
Income tax expense	44	1	7	52
Segment earnings/(loss) before tax	525	55	62	642

Nine Months Ended September 30, 2004
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$10,498	$5,351	$844	$16,693
Interest income				0
Interest expense	1	22	3	26
Depreciation and amortization	648	265	59	972
Income tax expense	3	3	5	11
Segment earnings/(loss) before tax	(1,212)	164	92	(956)

Corporate expenses are allocated to the segments based on segment revenues.

Reconciliation of segment items to consolidated amounts:

 (in thousands)

Net earnings (loss)	Three Months Ended September 30,	Three Months Ended September 30,
	2005	2004

Total income (loss) for reportable segments	$510	$(26)
Unallocated corporate expenses	(99)	(315)
Net earnings (loss)	$411	$(341)

Net earnings (loss)	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004

Total loss for reportable segments	$642	$(956)
Unallocated corporate expenses	(471)	(863)
Net earnings (loss)	$171	$(1,819)

Assets	September 30,	December 31,
	2005	2004

Total assets for Wireless Data Communications	$22,828	$21,152
Total assets for Digital Multimedia & Networking	6,836	6,815
Total assets for Wireline	923	1,153
Other unallocated assets	4,644	3,492
Consolidated total assets	$35,231	$32,612

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

Revenues for the third quarter of 2005 increased 29.8% compared to the third quarter of 2004 and revenues increased 29.1% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We also continued to see growth in our wireless data products and services. Wireless data revenues increased over 54.5% compared to the third quarter last year and increased 47.4% for the nine months ended September 30, 2005 as compared to the prior year nine months.

Numerex provided cash from operations of $2.3 million for the nine months ended September 30, 2005 as a result of both increased operating earnings as well as continued working capital efficiencies. Our cash balances at September 30, 2005 were $4.2 million compared to $1.7 million at December 31, 2004. This increase was partly due to the second round of financing that we closed with Laurus as well as the cash provided from operations.

Our goals continue to include improving operating results and to further improve our liquidity position.

Critical Accounting Policies

For additional information regarding the Company’s critical accounting policies see Note B to the Condensed Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2004 and the consolidated financial statements contained therein.

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change
Net sales:
Wireless Data Communications
Product	$3,059	$1,486	105.8%	$7,842	$4,215	86.0%
Service	2,558	2,150	19.0%	7,637	6,283	21.6%
Sub-Total	5,617	3,636	54.5%	15,479	10,498	47.4%
Digital Multimedia and Networking
Product	953	1,322	-27.9%	1,956	2,461	-20.5%
Service	1,251	1,028	21.7%	3,230	2,890	11.8%
Sub-Total	2,204	2,350	-6.2%	5,186	5,351	-3.1%
Wireline Security
Product	9	44	-79.5%	370	339	9.1%
Service	179	142	26.1%	514	505	1.8%
Sub-Total	188	186	1.1%	884	844	4.7%
Total net sales
Product	4,021	2,852	41.0%	10,168	7,015	44.9%
Service	3,988	3,320	20.1%	11,381	9,678	17.6%
Total net sales	8,009	6,172	29.8%	21,549	16,693	29.1%
Cost of product sales (excluding depreciation)	2,991	2,043	46.4%	7,681	5,531	38.9%
Cost of services (excluding depreciation and amortization)	1,533	1,395	9.9%	4,335	3,593	20.7%
Depreciation and amortization	41	87	-52.9%	132	297	-55.6%
Gross Profit	3,444	2,647	30.1%	9,401	7,272	29.3%
Selling, general, and administrative expenses	2,215	2,056	7.7%	6,468	6,519	-0.8%
Research and development expenses	278	205	35.6%	832	685	21.5%
Bad debt expense	83	131	-36.6%	242	415	-41.7%
Depreciation and amortization	386	411	-6.1%	1,291	1,247	3.5%
Operating earnings (loss)	482	(156)	408.8%	568	(1,594)	135.6%
Interest income (expense)	(59)	(165)	64.2%	(338)	(426)	20.7%
Other income (expense)	(3)	(2)	-50.0%	(7)	(31)	77.4%
Gain on sale of business	-	-	na	-	250	-100.0%
Earnings (loss) before income taxes	420	(323)	230.0%	223	(1,801)	112.4%
Income taxes	9	18	na	52	18	na
Net earnings (loss)	$411	$(341)	220.5%	$171	$(1,819)	109.4%
Basic income (loss) per common share	$0.04	$(0.03)		$0.02	$(0.17)
Diluted income (loss) per common share	$0.03	$(0.03)		$0.01	$(0.17)
Basic weighted average shares outstanding	11,528	10,794		11,092	10,798
Diluted weighted average shares outstanding	12,023	10,794		11,456	10,798

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales
	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2005	2004	2005	2004

Wireless Data Communications
Product	38.2%	24.1%	36.4%	25.3%
Service	31.9%	34.8%	35.4%	37.6%
Sub-Total	70.1%	58.9%	71.8%	62.9%
Digital Multimedia and Networking
Product	11.9%	21.4%	9.1%	14.7%
Service	15.6%	16.7%	15.0%	17.3%
Sub-Total	27.5%	38.1%	24.1%	32.1%
Wireline Security
Product	0.1%	0.7%	1.7%	2.0%
Service	2.2%	2.3%	2.4%	3.0%
Sub-Total	2.3%	3.0%	4.1%	5.1%
Total net sales
Product	50.2%	46.2%	47.2%	42.0%
Service	49.8%	53.8%	52.8%	58.0%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales (excluding depreciation)	37.3%	33.1%	35.6%	33.1%
Cost of services (excluding depreciation and amortization)	19.1%	22.6%	20.1%	21.5%
Depreciation and amortization	0.5%	1.4%	0.6%	1.8%
Gross Profit	43.0%	42.9%	43.6%	43.6%
Selling, general, and administrative expenses	27.7%	33.3%	30.0%	39.1%
Research and development expenses	3.5%	3.3%	3.9%	4.1%
Bad debt expense	1.0%	2.1%	1.1%	2.5%
Depreciation and amortization	4.8%	6.7%	6.0%	7.5%
Operating earnings (loss)	6.0%	-2.5%	2.6%	-9.5%
Interest income (expense)	-0.7%	-2.7%	-1.6%	-2.6%
Other income (expense)	0.0%	0.0%	0.0%	-0.2%
Gain on sale of business unit	0.0%	0.0%	0.0%	1.5%
Net earnings (loss) before income taxes	5.2%	-5.2%	1.0%	-10.8%
Income taxes	0.1%	0.3%	0.2%	0.1%
Net earnings (loss)	5.1%	-5.5%	0.8%	-10.9%

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2005:

Net Sales

Net sales increased 29.8% to $8.0 million for the three-month period ended September 30, 2005 as compared to $6.2 million for the three-month period ended September 30, 2004. Most of the sales increase for the three months ended September 30, 2005, compared to the same period in 2004, was in Wireless Data Communications. The increase was partially offset by a decrease in Digital Multimedia and Networking. Net sales for the nine months ended September 30, 2005 increased 29.1% to $21.5 million as compared to $16.7 million for the nine months ended September 30, 2004. The increase for the nine month period is primarily a result of an increase in product and, to a lesser extent, service sales in the Wireless Data Communications division, which was partially offset by a decrease in sales by the Digital Multimedia and Networking division.

Wireless Data Communications. Net sales from Wireless Data Communications increased 54.5% to $5.6 million for the three-month period ended September 30, 2005 as compared to $3.6 million for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005, net sales from Wireless Data Communications increased 47.4% to $15.5 million as compared to $10.5 million for the same prior year period. The increases in net sales were the result of increases in both product sales and service sales.

For the three-month period ended September 30, 2005, product sales in Wireless Data Communications increased 105.8% to $3.1 million from $1.5 million in the prior year period. For the nine-month period, product sales in Wireless Data Communications increased 86% to $7.8 million as compared to $4.2 million in the prior year period. These increases were primarily due to increased sales of our wireless vehicle security product and tracking services, MobileGuardian. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations.

During the three-month period ended September 30, 2005, Wireless Data Communications service revenues increased 19% to $2.6 million as compared to $2.2 million for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005, Wireless Data Communications service revenues increased 21.6% to $7.6 million as compared to $6.3 million for the same prior year period. These increases were primarily due to an increase in the number of connections to our Cellemetry wireless network during the three and nine-month periods ending September 30, 2005. Revenues from connections to our network increased $375,000 for the three-month period ended September 30, 2005 and $876,000 for the nine-month period ended September 30, 2005 compared to the same periods in 2004. Connection increases were generated by sales of our security products as well as by value added resellers who utilize the Cellemetry network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Digital Multimedia and Networking. Net sales from Digital Multimedia and Networking decreased 6.2% to $2.2 million for the three-month period ended September 30, 2005 compared to $2.4 million for the three-month period ended September 30, 2004. This decrease was due to a 27.9% decrease in product revenues during the three months ended September 30, 2005 to $953,000, down from $1.3 million in the prior year period. The decrease in product revenues was partially offset by an increase in Service revenues for the Digital Multimedia and Networking division. Service revenues increased 21.7% to $1.3 million for the three months ended September 30, 2005 compared to $1.0 million for the three months ended September 30, 2004. Net sales from Digital Multimedia and Networking decreased 3.1% to $5.2 million for the nine months ended September 30, 2005 compared to $5.4 million of the nine months ended September 30, 2004. Product revenues for the nine months ended September 30, 2005 decreased by 20.5% to $2.0 million as compared to $2.5 million for the nine months ended September 30, 2004. This decrease was offset by an 11.8% increase in Digital Multimedia and Networking services, to $3.2 million compared to $2.9 million in the corresponding prior year period.

For both the three and nine months ended September 30, 2005 the decrease in Digital Multimedia and Networking product revenues is the result of decreased sales of our interactive videoconferencing products (PowerPlay), which is sold directly or indirectly (as a subcontractor) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The increase in Digital Multimedia and Networking services for both the three and nine months ended September 30, 2005 is due to an increase in the services that we provided, either directly or indirectly, to Agilent as well as some other wireless telecommunication companies.

Wireline Data Communications. Wireline Security net sales increased 1.1% to $188,000 for the three-month period ended September 30, 2005 as compared to $186,000 for the three-month period ended September 30, 2004. This increase is due to a 26.1% increase in Wireline Security service sales to $179,000 compared to $142,000 in the prior year period. This increase was offset by a 79.5% decrease in Wireline product sales, to $9,000 for the three-month period ended September 30, 2005 compared to $44,000 in the prior year period. The increase in service sales is due to additional maintenance agreements with a customer in Australia.

For the nine months ended September 30, 2005, Wireline Security net sales increased 4.7% to $884,000 as compared to $844,000 for the nine months ended September 30, 2004. This increase resulted from a 9.1% increase in Wireline Security product sales, and a slight increase of 1.1% in Wireless Security products.

Cost of Sales

Cost of product sales increased 46.4% to $3.0 million for the three-month period ended September 30, 2005 as compared to $2.0 million for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005 cost of product sales increased 38.9% to $7.7 million up from $5.5 million for the nine months ended September 30, 2004. The increase in cost of product sales for both the three and nine months ended September 30, 2005 was primarily the result of higher product sales volume in the Wireless Data Communications, which corresponds to the increased revenues in Wireless Data Communications, as discussed previously. The increase in Wireless Data Communications product sales was partially offset by lower Digital Multimedia & Networking product sales.

Cost of services increased 9.9% to $1.5 million for the three-month period ended September 30, 2005 as compared to $1.4 million for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005, cost of services increased 20.7% to $4.3 million, compared to $3.6 million for the corresponding prior year period. The increase in cost of services for both the three and nine months ended September 30, 2005 versus the same period in 2004 was primarily the result of higher service sales volume in both Wireless Data Communications and Digital Multimedia and Networking.

Cost of sales depreciation and amortization expense decreased 52.9% to $41,000 for the three-month period ended September 30, 2005 as compared to $87,000 for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005 cost of sales depreciation and amortization expense decreased 55.6% to $132,000 as compared to $297,000 for the same prior year period. The decrease for both the three and nine months ended September 30, 2005 is due to certain assets becoming fully depreciated during the period.

Gross Profit

Gross profit, as a percentage of net sales, was 43% for the three-month period ended September 30, 2005 compared to 42.9% for the three-month period ended September 30, 2004. The slight increase in total gross profit as a percentage of sales was due to a slight decrease in cost of services and cost of sales depreciation and amortization as a percentage of net sales, partially offset by an increase in cost of product sales as a percentage of net sales. Gross profit, as a percentage of net sales, remained flat at 43.6% for the nine months ended September 30, 2005 and 2004.

Operating Expenses

Selling, general and administrative expenses increased 7.7% to $2.2 million for the three-month period ended September 30, 2005 as compared to $2.1 million for the three months ended September 30, 2004. The increase for the period is related to an increase in personnel related costs such as travel and incentive compensation as well as an increase in advertising expenses. For the nine months ended September 30, 2005, selling, general and administrative expenses remained flat at $6.5 million.

Research and development expenses increased 35.6% to $278,000 for the three-month period ended September 30, 2005 as compared to $205,000 for the three-month period ended September 30, 2004. This increase is primarily due to an increase in personnel costs of $119,000, partially offset by an increase of $67,000 software capitalization to $104,000 versus $37,000 for the same period in 2004. For the nine months ended September 30, 2005, research and development expenses increased 21.5% to $832,000, up from $685,000 for the nine months ended September 30, 2004. This increase is also primarily due to an increase of $340,000 in personnel related costs. We have hired additional personnel and have used temporary personnel to complete certain projects. These increases were partially offset by increased capitalization of $194,000.

Bad debt expense decreased 36.6% to $83,000 for the quarter ended September 30, 2005 from $131,000 in the same quarter in 2004. For the nine months ended September 30, 2005, bad debt expense decreased 41.7% to $242,000 as compared to $415,000 for the nine months ended September 30, 2004. Bad debt expense decreased during these periods as a result of the implementation of more stringent credit policies and collections processes, as well as an improvement in the general economic conditions.

Depreciation and amortization expense decreased 6.1% to $386,000 for the three-month period ended September 30, 2005 as compared to $411,000 for the three-month period ended September 30, 2004. The decrease for the three months ended September 30, 2005 is due to some assets becoming fully depreciated. For the nine months ended September 30, 2005 depreciation and amortization expense increased 3.5% to $1.3 million as compared to $1.2 million in the prior year period. The increase for the nine months ended September 30, 2005 is primarily attributable to a new capital lease for the replacement and upgrade of computer server equipment.

Interest expense and other expense decreased for the three-month period ended September 30, 2005 to $62,000 as compared to $167,000 for the three-month period ended September 30, 2004. This decrease was primarily the result of our voluntarily converting shares of our common stock in order to pay off Company Note 1 with Laurus. For the nine months ended September 30, 2005, interest expense and other expense decreased to $345,000 as compared to $457,000 for the nine months ended September 30, 2004. The decrease is also primarily the result of paying off Note 1 with Laurus.

Gain on the sale of business of $250,000 for the nine-month period ended September 30, 2004 was due to the receipt of a contingent payment on the sale of Data1Source in September 2003 since the contingency was favorably met.

The $52,000 of income tax expense in the nine-month period ended September 30, 2005 is related to certain state and foreign income taxes.

Liquidity and Capital Resources

We had working capital of $4.4 million as of September 30, 2005 compared to a working capital of $1.2 million at December 31, 2004. We had cash balances of $4.2 million and $1.7 million, respectively, as of September 30, 2005 and December 31, 2004.

We generated cash from operating activities totaling $2.3 million for the nine months ended September 30, 2005 compared to $529,000 for the nine months ended September 30, 2004. The increase in cash provided by operating activities for the nine months ended September 30, 2005 versus the comparable period of 2004 was primarily due to a net operating gain, and increases in accounts payable, deferred revenue and non-cash interest expense. These were partially offset by decreases in inventory reserves and other accrued liabilities.

We used cash in investing activities totaling $640,000 for the nine months ended September 30, 2005 compared to net cash used totaling $493,000 for the nine months ended September 30, 2004. The increase in cash used in investing activities was primarily due to the fact that during the nine-month period ending September 30, 2004 we received proceeds from the sale of Data1Souce of $200,000. These proceeds were contingent on certain criteria being met within six months following the original sale. We received this payment during the quarter ended March 31, 2004.

We generated cash from financing activities totaling $848,000 for the nine-month period ended September 30, 2005 compared to net cash provided from financing activities totaling $726,000 for the nine-month period ended September 30, 2004. The increase in cash provided by financing activities was primarily due to proceeds we received from the second Company Note during the nine months ended September 30, 2005 (see Note B-7 - Note Payable in the footnotes to the Company’s financial statements) partially offset by principal payments on the notes of $582,000 and principal payments on capital lease obligations of $70,000. During the nine months ended September 30, 2004 we also had proceeds from the first Company Note of $4.3 million, but this was partially offset by the payoff of the short-term debt payable to Cingular in the amount of $3.5 million during that same period.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

We paid principal and interest of approximately $494,000 on our notes during the nine months ended September 30, 2005. Laurus opted to convert 111,720 shares of the company stock at a price of $4.56 per share for principal payment on the Company Notes during the nine months ended September 30, 2005. We voluntarily converted 709,000 common shares into equity which equated to $3,233,040 of the outstanding debt associated with the First Company Note during the nine months ended September 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2005, we have not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, we are not subject to interest rate risk on our outstanding debt, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

At September 30, 2005, we have obligations under a note payable and under capital leases, both of which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows should not be material.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2005. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NUMEREX CORP.
(Registrant)

November 11, 2005	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman
November 11, 2005	/s/Alan B. Catherall
Alan B. Catherall
Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer