Form 10-K
period 2005-12-31
NUMEREX CORP /PA/
filed 2006-03-17
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-22920
NUMEREX CORP.
(Exact Name of Registrant as Specified in its Charter)
Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1600 Parkwood Circle Suite 500 Atlanta, Georgia	30339-2119
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (770) 693-5950

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant (7 025,644 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2005, was $35,830,784. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 13, 2006, was 12,570,519 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

NUMEREX CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

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

PART I
Item 1. Business

Overview

Numerex Corp. is a wireless machine-to-machine (M2M) communications, technology and solutions business. We combine our network services, products, and application development capabilities to create innovative packaged and custom-designed M2M offerings for customers across multiple market segments. We make possible real-time wireless data communications, monitoring, tracking, and service management tailored to the needs of each application and industry, such as vehicle location and tracking, wireless security solutions, utilities, vending, and remote device monitoring. In addition to our core M2M business, we market proprietary digital multimedia products for video conferencing and data collaboration to the educational and distance learning markets. We also provide networking and integration services to major telecommunications companies. We primarily serve customers throughout the United States, Canada and Latin America.

M2M is defined as electronic (wireless) data communication between people, devices and systems that turns data into actionable information. M2M addresses the needs of such industries as security, vending, the automotive aftermarket, healthcare, gas and oil, utilities and others - and diverse applications, including remote monitoring, vehicle location and tracking, fleet management, telemedicine, meter reading, and more.

Over the past three years, as M2M has emerged as a robust and growing industry, we have established and maintained a market leading position, with our fixed and mobile solutions. We market and sell these products and services through our Airdesk™ and Uplink™ Wireless Divisions. End-to-end branded solutions include Uplink™, MobileGuardian™ and VendView™. In addition, “white label” products and solutions are available for distribution through Value Added Resellers (VARs) and OEMs, which integrate various Numerex products and services into their own offerings. Other product and service offerings provided by the wireless divisions include Wireless Data Networks, Network Services, Network Access Technology, and private-labeled application development and customer support.

In addition to providing solutions through our M2M Wireless Divisions, we develop and market products and services for video and data collaboration through our Digital Multimedia Division under the PowerPlay™ and IPContact™ brands. We also market telecommunications networking support and wireline products and services through our Digilog™ and DCX™ brands.

While we are primarily focused on delivering wireless M2M service to almost any vertical sector, we have developed industry-specific expertise in wireless security, mobile tracking and asset recovery, as well as remote asset management. As a result, many leading M2M organizations partner with us not only for development and integration of our wireless platform to their device and application, but also to assist them through the complexities of launching a product into their markets.

As a result, we provide much more than network connectivity to our partners. And we are always looking to expand our expertise by entering, through partnering relationships into new vertical sectors conducive to our long-term recurring revenue model.

Our strategic vision is to be recognized as the leading provider of M2M wireless solutions for customers in our target markets by:
•	Providing best-in-class solutions to the M2M communications market and expanding our success in mobile and fixed security and remote monitoring into other market segments across all industries.
•	Creating a culture of excellence in customer service and product integrity through innovation and vigilance.
•	Delivering quality products and services that meet and anticipate the evolving needs of our customers.
•	Striving to be “The Perfect Partner” -- a single-stop shop for M2M technology, solutions and support.
•	Enhancing shareholder value through a financial model of sustainable growth based on long-term recurring service revenues.

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

Three distinct business groups operate within Numerex: Wireless Data Communications, Digital Multimedia and Wireline. Our Wireless Data Communications Group is made up of Cellemetry, Mobile Guardian, Uplink and VendView offerings. Our Digital Multimedia Group is comprised of BNI Solutions and Digilog. Our Wireline group is DCX.

In early 2006, we completed the acquisition of Airdesk. The acquisition of Airdesk, with its years of experience in the M2M market, helps secure our position as a premiere provider of wireless M2M products and services. In addition, Airdesk brings a substantial customer base of end users as well as partners who offer their own M2M services within a variety of vertical industries that we currently do not serve. These include point-of-sale, utilities, healthcare, fleet management, and others.

Through our Airdesk Division, we will offer a variety of wireless network, critical support services and end-to-end solutions to our newly acquired customer base as well as the management of our customers with the exception of Uplink’s security customers. Airdesk will now be equipped with new comprehensive fixed and mobile wireless data solutions and network services, as well as additional technical support services to better serve our combined customer base and strategic partners across the board.

SEGMENT 1 — WIRELESS DATA COMMUNICATIONS DIVISION

Machine-to-Machine Communications (M2M)

Our M2M solutions are evolving to continually support our position as an M2M market leader. We have established our business through product and service delivery in four categories: end-to-end solutions, networks, network services, and network access technology. End-to-end solutions have typically been delivered under their own distinct brands -- including Uplink, MobileGuardian and VendView - while all non end-to-end solutions have historically been delivered under the Cellemetry or CellemetryXG brand.

As the strengths of Numerex and Airdesk are integrated to provide the best solutions for partners and customers, Airdesk will serve as Numerex’s wireless M2M products and services division, offering all components of the M2M value chain for fixed and mobile applications. For branded security solutions, Numerex’s wireless M2M division will continue to grow its successful Uplink wireless security solutions under the Uplink Division. In addition, Numerex’s turnkey wireless platforms will be offered through Airdesk to customers and partners not interested in building their own products. We currently offer end-to-end solutions to resellers and developers who seek private-labeled solutions designed to rapidly enter their markets.

Fixed End-to-End Solutions

Uplink™: Wireless Security Communications

Uplink is a dedicated wireless communications solution for security monitoring that reports the alarms, status, and messages generated by security systems. Uplink delivers this solution by providing a secure, dedicated cellular link and network access module that transmits alarms to virtually any alarm-receiving center or monitoring service.

A stand-alone sensor, alarm panel output, or alarm panel serial connection provides the trigger to one of Uplink’s family of network access modules, which in turn transmits the alarm event over the Numerex data networks. The Numerex Gateway accepts the incoming signal and logs it for immediate viewing through the password-secured Web interface. Depending on the selected reporting options and alarm monitoring station receiver, the decoded signal can be forwarded via encrypted IP or PSTN to the alarm monitoring station. As an option, a customizable text message can be sent to any email-enabled device or to an alphanumeric pager. The Uplink Network Operations Center in Atlanta activates and manages the service for its dealers.

As part of Numerex’s Wireless Data Division, we continue development of Digital Uplink, with new hardware products including the Digicell AnyNet and Digital 1650. We also continue our focus on providing private-label fixed solutions in the tradition of Uplink, as well as developing new mobile solutions appropriate for Uplink customers. We plan to launch Uplink’s next generation “Digital Uplink” in early 2006.

Uplink Sales and Marketing

Uplink is distributed through master distributors to a network of over 4,500 certified Uplink alarm and security dealers in North America for both commercial and residential alarm security markets. Uplink private label and custom services are marketed through direct business development and partnering initiatives. Our planned product initiatives for Uplink in 2006 include a suite of new digital offerings.

VendView™ Wireless Vending Solution

VendView, a product and service offering, is a dedicated wireless vending machine monitoring solution that combines wireless network access modules, monitoring devices, and the Numerex wireless data network. Once installed in vending machines, the devices report critical data, such as inventory levels, machine operating information (i.e., temperature levels), and authorized/unauthorized entry into the vending machine. The information is encrypted and available to the customer through a secure VendView Internet portal. This application is particularly valuable to vending operators that have machines widely dispersed in large geographic areas or in remote locations and where wireline communications are unavailable or unreliable.

VendView™ Sales and Marketing

VendView is currently marketed and sold directly to bottlers in the United States, Mexico, and the Caribbean. In 2005 we ceased product development and marketing initiatives related to VendView. Instead, we have partnered with an industry leading vending solution to jointly provide vending solutions based on their technology and Numerex’s Network and Services. Under this arrangement Numerex will private-label and market the end-to-end vending solution under the VendView brand. Our contribution to the solution includes our network services. Our technology partner is providing technology for installation in the vending machines and the back-end application. Our technology partner will also market the product under their own brand with network services provided by Numerex.

Mobile End-To-End Solutions

MobileGuardian™: Wireless Vehicle Location and Recovery

MobileGuardian, a product and service offering, is a Web-based vehicle location and recovery solution that combines the accuracy of the GPS (Global Positioning System), the Numerex Network and wireless communications technology.

If the alarm system of a vehicle equipped with MobileGuardian is triggered, a message is sent to the MobileGuardian device located in the vehicle, which then wirelessly transmits a theft alert notification over the Numerex Data Network to the vehicle’s owner via the owner’s wireless phone, email, or pager. The owner may logon to the secure MobileGuardian Web site to send an immediate locate request to the vehicle; the owner may then remotely disable the vehicle at the touch of a button and prevent it from being restarted while he or she calls the authorities to report the theft and give them the location of the vehicle. Being able to immediately and accurately report the location of the stolen vehicle and prevent its further movement improves the chances that the owner will recover the vehicle and generally shortens the timeframes in which such recovery occurs.

A vehicle’s owner also can use the MobileGuardian system to simply track his or her vehicle even if its alarm system has not been triggered. Via the MobileGuardian website, MobileGuardian owners can purchase additional “locates,” or messaging, beyond those allotted at the time of purchase in order to track or disable his or her vehicle at any time.

MobileGuardian Sales and Marketing

Our primary distribution strategy for MobileGuardian involves multiple sales channels that service auto dealerships and the finance providers that serve auto sales. Currently, Southwest Dealer Services is the primary product sales channel for the MobileGuardian™ branded solution in the new car market. The dealer/distributor typically installs the MobileGuardian™ product at the auto dealership location . Our Network Operations Center in Atlanta provides application and network support to dealers.

In addition, through our new Airdesk Division we continue to aggressively target new distributors to deliver MobileGuardian™ as a private-label mobile tracking and recovery solution into a variety of markets, including the sub-prime markets.

We believe that MobileGuardian is competitively priced and offers value-added features, such as extensive network coverage, immediate notification of a breach and/or activation of the vehicle’s alarm system and vehicle tracking. We believe MobileGuardian is competitively well positioned in the established vehicle location and recovery markets both as a branded solution and as a private-label, digital mobile tracking and recovery solution. We plan to release MobileGuardian’s next-generation, Digital MobileGuardian, in 2006.

Networks and Network Services

Airdesk® M2M Solutions with Numerex Networks

Going forward, the Airdesk Division will be the umbrella M2M brand that provides our M2M solutions, Numerex Network, and an array of solution services that support the M2M value chain. These services include specific, vertically focused M2M applications combined with our Numerex Network and services. Numerex services offered through Airdesk are comprised of application engineering and development, customized billing, GPS mapping for mobile applications, network and application implementation management, back-end message delivery management, application and network support, and interactive voice and Web services.

Airdesk customers receive 7/24/365 network support from our Network Operations Center in Atlanta, Georgia. We believe that Airdesk provided application engineering and development services help reduce the development and engineering time for applications by providing most of the information and resources necessary to more rapidly bring applications to market. In many instances customers seeking M2M solutions are not equipped to develop the application internally. They may dominate a market and see an opportunity for an M2M product in that particular market but lack the expertise to develop the product. DeWalt is a good example. DeWalt dominates the construction tool market and saw the opportunity for an M2M security product for that market. Instead of attempting to build the product from scratch DeWalt has relied on Numerex’s expertise to rapidly develop and deploy the solution.

With the establishment of the Airdesk Division, we anticipate rebranding the existing CellemetryXG solutions, including the Numerex Network, making them an integral part of the Airdesk wireless M2M platform and offering.

Numerex Network

Serving Airdesk and Uplink, the Numerex Network is capable of supporting a variety of remote applications that are either fixed or mobile. From GSM and CDMA digital and Cellemetry network offerings, to premium 24/7/365 network support services, Numerex Networks support continued expansive coverage, legacy network interoperability, and expanded gateway capabilities for higher bandwidth M2M applications. The Numerex Network provides extensive digital and analog wireless network services and coverage in the Continental US, Canada, the Caribbean, and Mexico.

Cellemetry® Network, a Numerex Legacy

The term “Cellemetry” is an acronym that stands for cellular telemetry and is used when referring to the technology developed and offered historically by Cellemetry LLC. Numerex was a pioneer in offering analog data network services and products even before M2M emerged as an industry with vast market opportunities. For years, Cellemetry has been the largest wireless data network (analog) in the Western Hemisphere, tapping the unused capacity of the cellular telephone network’s overhead control channels and the SS7/IS-41/IS-95 network protocols to deliver two-way short data messages. CellemetryXG emerged as Numerex’s end-to-end offering of wireless network technology, devices and services in 2005. Cellemetry will continue to offer CDMA-based control channel network service beyond the phase-out of analogue-based control channel, expected to take place in February 2008, or thereabout, pursuant to the FCC’s mandate. After the phase-out, wireless network operators, such as Cingular and Verizon, will no longer obligated to support their analogue networks. Recently, Cingular announced its intention to not continue support of analogue after February 2008 or shortly thereafter. Even though the FCC may extend the February 2008 date, we anticipate the phase-out as inevitable and have taken steps to transition our network offerings to GSM, GPRS, CDMA, IXRTT, and various SMS-based technology. We have accomplished this by securing long-term agreements with certain wireless network operators that offer GSM and CDMA service. Our network infrastructure includes gateway and switching technology similar to that used by other wireless network operators.

As advanced wireless technology, networks, and devices have emerged, Numerex Network offerings -- including digital networks and new network access modules -- have also evolved to bring partners and customers the most flexibility and options for their specific M2M requirements. Going forward, Numerex’s end-to-end wireless network offerings will begin migration from the traditional Cellemetry offering to Numerex Network digital network and services. Network services will be delivered through the Airdesk and Uplink Wireless Divisions of our Wireless Data Communications organization.

Network Access Technology

We design, develop, manufacture and market a suite of network access modules (wireless data modems) that provide the physical and electrical interface between the customer’s application and the Numerex Network. Examples of the various Numerex-manufactured modules include the DigiCell 1500, Digicell AnyNet, and Uplink 1650 used for security applications and FT-GPS used for mobile applications. The Network Modules are configurable as generic product offerings for VAR application development, as fully configured modules for OEM integration, or as a component of our end-to-end solutions.

We also source Network Access Technology from industry partners in order to deliver a wider portfolio of products and services.

With our acquisition of Airdesk, we became the number one distributor of Wavecom radio modules in North America. Wavecom is a leading manufacturer of compact, rugged and reliable radio modules. Radio modules are only one component in an M2M solution. Support, integration, application development, networks, web services, etc. are all added to the radio module to provide a full end-to-end solution. Numerex intends to enhance the Airdesk distribution model for Wavecom and other radio modules by offering these added services to this growing customer base

SEGMENT 2 — DIGITAL MULTIMEDIA AND NETWORKING

Digital Multimedia Products and Services

Through our Digital Multimedia Division, we design, develop, and market complete video conferencing and digital multimedia system products and services for high-quality communications networks through the use of high-speed wide area networks (WAN). We offer this service either as a data-only capability or as part of delivering the PowerPlay application discussed below. Our high-speed data solutions enable network operators to provide a wide range of video and data services, including Internet access, high-speed data transfer, and interactive video conferencing and voice service. The use of fiber optics in our broadband transmission network provides improved signal quality for long-distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. We believe that our digital multimedia systems enable the deployment of sophisticated architectures at generally lower costs and with less hardware and complexity than competing offerings.

PowerPlay™: We have developed, and continue to enhance, a line of software, data, and fiber optic transmission products. In addition, we have developed a digital multimedia solution for high-bandwidth private network applications. PowerPlay is an integrated hardware-software system that supports user-friendly control of all network devices, including VCRs, cameras, and switches. It allows interactive videoconferencing over the same network platform that carries standard data traffic. PowerPlay permits the scheduling and conduct of video conferencing via a desktop workstation, a roll-about cart, or a configured classroom or business environment. The PowerPlay system incorporates proprietary software and both Company and third-party-developed hardware, and is compatible with all standards-based transmission networks. We believe that PowerPlay is unique in its capability to deliver full-motion video signals while using a relatively small amount of bandwidth.

IPContact™: IPContact, which supplements PowerPlay, is a desktop videoconferencing software version that boasts high-quality and high-performance video. IPContact is also available as a customer support tool within the Numerex Network service offerings.

System Solution Services: We design and implement wide area networks using in-house manufactured products and products supplied by third parties. We also train end users as an integral aspect of providing complete system solutions. We believe our total system solution focus differentiates us from our competitors while providing an additional source of revenue growth.

Sales and Marketing

We market our digital multimedia products and services through a combination of system integrators and VARs. We have established relationships with a number of multiple system cable operators (MSOs), which generally look to private networks such as those we help develop as a means of augmenting and extending their public networks, and as a source of new revenues in the increasingly competitive environment.

We have developed relationships with a number of traditional systems integrators under which we have provided system design services and have assisted with the installation of our video conferencing and digital multimedia system products. We believe that systems integrators provide a viable avenue to the market and intend to continue to expand our efforts in this area.

Networking Products and Services

In the last decade the telecommunications industry has changed its networks to establish, control, and track connections. The improved network is responsible for most of the enhanced communication services implemented in the last few years. Using Signaling System Seven (SS7) protocol, the improved network has allowed for call forwarding, last-number redial, call blocking, and many other telephone features offered today. In addition, federal guidelines now mandate Local Number Portability (LNP), a capability that allows customers to keep the same telephone number should they change wireless phone carriers.

We provide products under the Digilog brand that assist both wireline and wireless carriers in the engineering, installation, and servicing of this new telecommunications control network. These telecommunications network operational support systems and services can be categorized as: Services, including system integration (rack and stack) and installation, Test Access, and Interconnecting Devices.

System Integration (rack and stack) and Installation: We are approved to provide installation services for a number of major telecommunications companies. We also provide system integration services. Integration services are the assembly of both customer-supplied components and components manufactured by Digilog™ into rack and cabinet configurations for installation in the telephone central office.

Test Access: The Digilog Network Analysis and Monitoring System (NAMS) is a network overlay system that enables a user to monitor the operation of the SS7 network from a central site. The system provides prompt alarm notification of a network failure, automatic activation of backup devices, and a means to track down operational database errors. In this application, we supply the access products and the system software in partnership with Agilent Technologies, which supplies the remote-controlled Protocol Analyzers.

Interconnecting Devices: Our Digilog Channel Access Unit (CAU) product provides the physical interconnection between the SS7 network and complex monitoring devices such as the AcceSS7 system from a major telecommunications equipment provider. It was developed to meet a strong need to interconnect several applications monitoring computers to a single network tap point. In addition to the CAU, our interconnect products include resistor panels, special cables, fuse panels, and the integration of other third-party equipment.

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

SEGMENT 3 - WIRELINE

Although we have sold our Derived Channel technology to British Telecom, we retain the right to market this service in North, Central, and South America, South Korea, and Australia. We provide this service through our DCX Systems and DCX Australia subsidiaries.

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

Competition

We have one direct competitor for our Cellemetry network technology—Aeris.net, formerly Aeris Communication, Inc., which uses the service name Micro Burst. Several competitors are emerging that provide M2M network services on GSM and CDMA technology. There is also some renewed interest by the wireless carriers in this market. Numerous indirect competitors are actively pursuing the short message wireless data transport market, principally two-way paging, dedicated packet radio, private radio, low earth orbit satellites, and PCS. Principal competitive factors when selecting a network provider are network reliability and overall coverage. We believe that our ubiquitous North American coverage, pricing, end-to-end solution offerings, and system performance will enable us to effectively maintain and increase our current market share. However, many of our competitors have greater financial and other resources than we do, which may provide them a competitive advantage in marketing and selling, as well as technological advantages obtained through greater outlays of resources for research and development.

Our Uplink security products and services have two primary competitors in its existing channels of distribution—Ademco’s Alarmnet C and Telular’s Teleguard Databurst, both of which use the Aeris.net wireless communications solution. The principal competitive factors when making a product selection in the business and consumer security industry are price, reliability, and industry certification status. GE Interlogix and DSC Skyroute also offer competitive hardware product solutions with their network service provided by Cellemetry’s wireless communication solution, although the products are marketed through different channels. We believe that Uplink’s products and airtime communications charges are competitively priced.

We have several competitors offering vehicle location and recovery services, but our principal direct competitor in the new car dealer after-market vehicle location and recovery business is LoJack Corporation, the industry market leader. OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of concierge services, markets and sells their services primarily through auto manufacturers. The principal competitive factors are coverage, user interactions, timely notification, and the ability to locate a vehicle at any time on demand. There are also numerous other companies that currently offer or are developing other wireless products and services in this area.

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

Competitors for our digital multimedia products and services include a number of companies that have developed videoconferencing technology, including Polycom, Tandberg, and VCON. Other competitors include manufacturers of fiber transmission equipment, who offer comparable products but do not provide a complete system solution, including software. Many of our competitors have greater financial and other resources than we do.

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

Research and Development

Technology is subject to rapid change, so the introduction of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.

We continue to invest in improvements to various Numerex technologies, including Cellemetry and its service capabilities, on an ongoing basis. Our primary focus in this respect is the development of expanded capabilities of our service bureau, further communications costs reductions, and additional enhancement to application-specific capabilities.

The Cellemetry Network currently supports both TDMA and CDMA switch technologies. It is our opinion that the CDMA protocol will continue to expand domestically because it is the preferred technology of two of the largest cellular providers in the U.S. We are finalizing efforts on the integration of a Cellemetry digital CDMA radio into our products. These Cellemetry digital radios will operate on both the CDMA and AMPs networks to ensure continued ubiquitous, reliable coverage along with legacy support. In conjunction with our CDMA development initiative, we are focused on providing a multi-protocol SMS offering that provides greater bandwidth. Other major advantages of this supplemental offering are that, unlike other data transport methods, SMS operates across the new switch technologies (CDMA and GSM) as well as legacy technologies (TDMA).

Digital Cellemetry will also offer a wireless solution by combining existing analog and digital technologies into multi-mode/multi-band radios, allowing for maximum coverage and obsolescence protection. This strategy will also provide our customers a high level of flexibility for deployment not restricted by location or application. Numerex offers this choice in a logical, flexible, and cost-effective migration plan that is designated to maintain our current functionality, secure our and our customers’ investment in existing solutions, embrace new and evolving technology, and provide a new array of wireless solutions.

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

Intellectual Property

We hold patents covering our technology related to Cellemetry in the United States and various other countries. These patents expire between 2011 and 2022. Through Cellemetry, we license certain technologies related to Cellemetry under licenses with BellSouth Corporation. We also own other intellectual property relating to our products. We hold patents through Cellemetry LLC, which primarily cover the delivery of the Cellemetry wireless data communications service.  These patents expire between 2010 and 2022. It is our practice to apply for patents as we develop new products or processes suitable for patent protection. No assurance can be given about the scope of the patent protection.

We believe that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, we believe that our success will also depend on our manufacturing, engineering, and marketing know-how and the quality and economic value of our products and solutions.

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

By February 2008, the FCC plans to eliminate its requirement that cellular carriers offer analog service pursuant to the Advanced Mobile Phone Service (AMPS) standard. At that time, cellular carriers may stop offering analog AMPS cellular service and use the spectrum for other purposes. Cellemetry, which currently uses the control channel of AMPS cellular service, would have to migrate its service to the control channels of digital CDMA wireless service or to the Short Message Services of digital CDMA or GSM wireless service, and customers that use services based on Cellemetry would have to replace incompatible radios where AMPS service is no longer available. Our wireless products and services that make use of the Cellemetry network would be similarly affected. While we expect that AMPS standard to be available for a period of time after 2008, we are continuing to work on digital alternatives, and we introduced our first beta digital products in 2005. This will allow us to provide Cellemetry-based services into the foreseeable future. Also, by moving to the digital standard, we will be able to add greater functionality compared to the current products on the AMPS standard.

In addition, some of our products, including derived-channel STUs, Uplink radios, and certain digital multimedia products, require FCC certification for compliance with standards designed to prevent damage to the telephone network and to restrict radio frequency interference. Any of our products currently used in the United States and subject to these requirements have received all required certifications. However, anticipated design changes will require additional compliance testing and certification.

We must obtain certification from Underwriters Laboratories for our products sold in the United States in order to serve monitoring applications with higher levels of insurance risk, such as bank security alarm systems and fire alarm monitoring systems. Certain of our digital multimedia products also require certification from Underwriters Laboratories. We intend to obtain any required Underwriters Laboratories certifications.

Regulations similar to the above may exist in other countries. In the event that we did not comply with any such regulations, or if our current or future products do not meet various regulatory standards or receive and maintain all required certifications, our business could be adversely affected.

Employees

As of March 15, 2006, we had 98 employees in the U.S., consisting of 4 in manufacturing, 41 in sales, marketing and customer service, 32 in engineering and operations and 21 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements. We believe our relationship with our employees is good.

Available Information

We make available free of charge through our website at www.nmrx.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed or furnished pursuant to 13(a) or 15(d) of the Securities and Exchange act of 1934, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Our filings are also available through the Securities and Exchange Commission via their website, http://www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information contained on our website is not incorporated by reference in this annual report on form 10-K and should not be considered a part of this report.

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 15, 2006, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	52	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	51	Executive Vice President, Chief Operating Officer
Alan B. Catherall	52	Executive Vice President, Chief Financial Officer

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

Item 1A. Risk Factors

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

Risks Related to Our Financial Condition

Although we earned a profit in 2005, we have a history of losses and are uncertain as to our future profitability.

Although we earned a profit for the year ended December 31, 2005, we have otherwise had a net loss each year since 1998. We may not sustain operating income, net earnings or positive cash flow from operations in the future..

In addition, we expect to continue to incur significant operating costs and, as a result, will need to generate significant additional revenues to achieve profitability, which profitability may not continue to occur. If our revenues do not grow as needed to offset these costs, our business may not succeed.

We are a holding company and therefore our ability to make payments on our debt depends on cash flow from our subsidiaries.

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers from our subsidiaries to make payments on our debt. Distributions and intercompany transfers to us from our subsidiaries will depend on:

•  the earnings of our subsidiaries;
•  covenants contained in agreements to which we or our subsidiaries are or may become subject;
•  business and tax considerations; and
•  applicable law, including laws regarding the payment of dividends and distributions.

We cannot assure you that the operating results of our subsidiaries or the distributions they make to us at any given time will be sufficient to make distributions or other payments to us or that any distribution and/or payments will be adequate to pay our debt, including interest payments, when due.

Risks Related to Our Business

The businesses in which we operate are highly competitive, and we may not be able to compete effectively.

We face competition from many companies with significantly greater financial resources, well-established brand names and larger customer bases. Numerous companies also may try to enter our market and expose us to greater price competition for our services. We expect competition to intensify in the future. If our competitors successfully focus on the markets we serve, our business could be adversely affected.

We operate in new and rapidly evolving markets where rapid technological change can quickly make products, including those that we offer, obsolete.

We operate in industries that are subject to evolving industry standards, rapid technological changes and rapid changes in customer demands. These changes, individually or collectively, can adversely affect our business. If the demand for our products declines due to changes in technology, and we are unable to develop new products and services that successfully address market demand, our business will be adversely affected. In the event we keep pace with technological change, any delays in our development, introduction and marketing of new wireless or digital multimedia products and services, or those of our suppliers, could have an adverse effect on our business.

Failure of our products and services to gain market acceptance would adversely affect our financial condition.

Over the past three years we have introduced AnyNet, a wireless security system, MobileGuardian, a vehicle tracking solution, VendView, a vending management service, and IPContact, a desktop videoconferencing software package. If these products and services, or any of our other existing products and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

Our current business plan contemplates significant expansion, which we may be unable to manage.

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion in the future. In order to manage growth, whether organic or through acquisitions, effectively, we will need to maintain and improve our operating systems and expand, train and manage our employees. Expansion through acquisitions will require integration of new employees, processes and procedures and computer systems, which can be both difficult and taxing from a human resources perspective. In addition, we must carefully manage product inventory levels to meet demand. Inaccuracies in expected demand could result in insufficient or excessive inventories and unexpected additional expenses. We must also expand the capacity of our sales, distribution and installation networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to fund further development, and our competitive position could decline if we are unable to obtain additional capital.

We may need to raise additional funds to support operations, respond to competitive pressures and changes in technology, or respond to unanticipated requirements. To do so, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that additional funding will be available to us at the time it is needed, or on terms acceptable to us. This could have a material adverse effect on our ability to operate our business.

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

We primarily sell our products through distributors. Our sales could be affected by disruptions in the relationships between our distributors or between our distributors and end users of our products or services. Also, distributors may choose not to emphasize our products and services to their customers. Any of these actions or results could lead to decreased sales.  The structure of our company may limit the voting power of our stockholders, and certain Factors May Inhibit Changes in Control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 47% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those or our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

In addition, our articles of incorporation permit our Board to authorize the issuance of preferred stock without stockholder approval. Any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders.

If we do not adapt to changing regulations that affect us our business would suffer.

We operate in a technological environment characterized by rapid change in products, capabilities, and both consumer and societal expectations. As a result, the regulatory environment in which we operate is continually changing as it adjusts to address new issues in a rapidly changing industry. Future regulations could make our products illegal or obsolete, or may require us to make substantial changes to our products in order to continue to market them.

For example, by 2008, cellular carriers will no longer be required by the FCC to provide analog service pursuant to the Advanced Mobile Phone Service (AMPS) standard. Cellular carriers may stop offering analog AMPS cellular service. Cellemetry, which currently operates using AMPS cellular service, would have to begin operating on other wireless service channels, and customers that use services that involve Cellemetry would have to replace incompatible equipment. Other products and services that we make and that depend on Cellemetry, such as Mobile Guardian, would be similarly affected. While we are currently developing a digital standard, we might not be successful in such development. Furthermore, even if such development is successful there can be no assurance that we will be successful in transitioning out existing customer base to our digital networks.

Many of the ultimate consumers of our PowerPlay products and services are elementary and secondary schools that pay for their purchases with funding that they receive through the FCC’s e-rate program. Changes in this program could affect demand for our PowerPlay products and services.

If we fail to adapt to regulatory changes, our product offerings would decrease, which would have a negative impact on our business, results of operations, and financial condition.

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

The operation of our Cellemetry network depends on our ability to avoid or limit any interruptions in service to our customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new customers. In addition, because most of our customers are businesses, any significant interruption in service could result in lost profits or other losses to our customers. Although we attempt to disclaim or limit liability in our agreements with these customers, a court may not enforce a disclaimer of or limitation on liability, which could expose us to losses.

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
•  export license requirements,
•  restrictions on the export of critical technology,
•  currency exchange rate fluctuations,
•  generally longer receivables collection periods and difficulty in collecting, accounts receivable,
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

Our competitors may obtain patents that could restrict our ability to offer our products and services, or subject us to additional costs, which could impede out ability to offer our products and services and otherwise adversely affect us.

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

Furthermore, even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research and development and the sale of any of our products or services. These lawsuits are expensive and would consume time and other resources. The court could decide that we are infringing the third party’s patents and would order us to stop the activities claimed by the patent and/or order us to pay the other party’s damages for having infringed their patents. There is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms.

Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition and results of operations.

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

We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with our employees and licensees. We cannot guarantee that the other parties will not violate these agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors. We cannot be certain that we will, in connection with every relationship, be able to maintain the confidentiality of our technology, which if released could materially affect our business. To the extent that our licensees develop inventions or processes independently that may be applicable to our products, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these persons or their full-time employers. We could be required to make payments to the owners of these inventions or processes, either in the form of cash, equity or a combination thereof.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Willow Grove, Pennsylvania	Networking and Wireline Data Communications	10,000	2008
State College, Pensylvania	Digital Multimedia	10,788	Month to Month
Atlanta, Georgia	Wireless Data Communications and Principal Executive Office	20,494	2011
Norcross, Georgia	Wireless Data Communications	1,658	2005

We conduct engineering, sales and marketing, and administrative activities at many of these locations. We believe that our existing facilities are adequate for our current needs. As we grow and expand into new markets and develop additional products, we may require additional space, which we believe will be available at reasonable rates.

We engage in limited manufacturing, equipment and product assembly and testing for certain products. We also use contract manufacturers for production, sub-assembly and final assembly of certain products. We believe there are other manufacturers that could perform this work on comparable terms.

Item 3. Legal Proceedings.

None other than in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters.

The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol NMRX. We currently do not pay any cash dividends. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including our earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ National Market for the applicable periods.

Fiscal 2005	High	Low

First Quarter (January 1, 2005 to March 31, 2005)	$5.10	$3.50
Second Quarter (April 1, 2005 to June 30, 2005)	5.71	3.68
Third Quarter (July 1, 2005 to September 30, 2005)	4.99	3.50
Fourth Quarter (October 1, 2005 to December 31, 2005)	5.25	3.50

Fiscal 2004	High	Low

First Quarter (January 1, 2004 to March 31, 2004)	$5.10	$3.50
Second Quarter (April 1, 2004 to June 30, 2004)	5.71	3.68
Third Quarter (July 1, 2004 to September 30, 2004)	4.99	3.50
Fourth Quarter (October 1, 2004 to December 31, 2004)	5.25	3.50

As of March 13, 2006, there were 68 holders of record of our Common Stock, approximately 9 beneficial shareholders and 12,570,519 shares of Common Stock outstanding.

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

The following financial information was derived using the consolidated financial statements of Numerex Corp. The table lists historical financial data of the Company for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
(in thousands)
Statement of Operations Data
Revenues	$29,946	$22,993	$20,157	$24,501	$24,258
Gross profit	12,717	10,039	9,029	10,221	9,254
Operating income (loss)	961	(1,631)	(2,726)	(7,468)	(7,330)
Net income (loss)	593	(2,079)	(1,404)	(7,450)	(3,142)
Earnings (loss) per common share (diluted)	0.05	(0.19)	(0.13)	(0.71)	(0.32)

Balance Sheet Data
Total Assets	$36,348	$32,612	$33,970	$37,111	$42,974
Capital lease obligations (short and long term)	118	35	344	1,573	472
Shareholders' equity	27,729	23,652	25,366	27,615	34,108

Cash Flow Data
Net cash provided by (used in) operations	$3,277	$1,520	$706	$(2,890)	$(3,237)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp is a wireless machine-to-machine communications, technology and solutions business. The Company combines its network services, products and applications development capabilities to create innovative packaged and custom designed machine-to-machine offerings for customers across multiple market segments.

Fiscal year 2005 represented a marked improvement over prior periods. Full year revenues of almost $30 million increased $7 million or 30% from 2004. Nearly all of this increase came from our wireless division where 2005 revenues grew 53% compared to 2004.

Gross margins for 2005 were 42.5% compared with 43.7% in 2004. This was due to strong acceleration in wireless data product sales which typically earn a lower margin than that generated by service revenue. These product sales, however, should result in enhanced recurring service revenue in subsequent periods.

For fiscal year 2005 overheads, which include selling, general and administrative costs as well as research and development expenses and bad debt costs, collectively were $10.1 million or less than 1% higher than for 2004. In fact, selling, general and administrative (SG&A) expenses have shown no significant increase in absolute terms in the last three years while total revenues have increased more than 50%. SG&A expenses, which represented over 44% of revenues in 2004, were less than 30% in 2005.

As a result of strengthening revenues, a minimal decrease in gross margins and continued control over costs, we recorded a $2.7 million improvement in net income in 2005, compared to a loss of $2.1 million for the year ended December 31, 2004 to a profit of almost $600 thousand for the comparative period in 2005.

Numerex’s balance sheet also shows similar improvement in 2005. For example, cash balances at December 31, 2005 were almost $4.4 million compared to $1.7 million at December 31, 2004. In addition, because of principal repayments and conversions to equity, our total debt has been reduced from $3.7 million at December 31, 2004 to $1.2 million at December 31, 2005.

Subsequent to December 31, 2005 the $1.2 million of debt at year-end has been converted to equity and therefore eliminated. This event favorably impacts our cash flow due to reduced principal repayments and interest expense, which we believe further solidifies our financial strength.

The following is a discussion of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2005 and 2004 and 2003. This discussion should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

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

We also provide services on a demand basis. These types of services are generally completed in a short period of time (usually less than one month) and are billed and the revenue recognized when the services are completed.

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

Valuation of Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our long-lived and intangible assets and goodwill are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. Net goodwill and intangible assets amounted to $22.3 million as of December 31, 2005.

 Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. If we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Beginning in fiscal year 2006, management will begin to evaluate the deferred tax valuation allowance on a quarterly basis.

Result of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

(in thousands, except per share amounts)	For the years ended December 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003	% Change	% Change
Net sales:
Wireless Data Communications
Product	$11,919	$5,913	$4,839	101.6%	22.2%
Service	10,409	8,687	7,848	19.8%	10.7%
Sub-total	22,328	14,600	12,687	52.9%	15.1%
Digital Multimedia and Networking
Product	2,271	3,434	2,647	-33.9%	29.7%
Service	4,297	3,968	3,518	8.3%	12.8%
Sub-total	6,568	7,402	6,165	-11.3%	20.1%
Wireline
Product	383	350	449	9.4%	-22.0%
Service	667	641	856	4.1%	-25.1%
Sub-total	1,050	991	1,305	6.0%	-24.1%
Total net sales
Product	14,573	9,697	7,935	50.3%	22.2%
Service	15,373	13,296	12,222	15.6%	8.8%
Total net sales	29,946	22,993	20,157	30.2%	14.1%
Cost of product sales (excluding depreciation)	11,303	7,626	6,043	48.2%	26.2%
Cost of services (excluding depreciation and amortization)	5,748	4,943	4,443	16.3%	11.3%
Depreciation and amortization	178	385	642	-53.8%	-40.0%
Gross Profit	12,717	10,039	9,029	26.7%	11.2%
Gross Profit %	42.5%	43.7%	44.8%
Selling, general, and administrative expenses	8,663	8,625	8,371	0.4%	3.0%
Research and development expenses	1,106	906	905	22.1%	0.1%
Bad debt expense	325	475	551	-31.6%	-13.8%
Depreciation and amortization	1,662	1,664	1,928	-0.1%	-13.7%
Operating earnings (loss)	961	(1,631)	(2,726)	-158.9%	-40.2%
Interest expense, net	(311)	(637)	(354)	-51.2%	79.9%
Other income and (expense), net	(5)	(52)	56	-90.4%	-192.9%
Gain on sale of business	-	250	1,712
Provision for income taxes	(52)	(9)	(92)	-100.0%
Net earnings (loss)	593	(2,079)	(1,404)	-128.5%	48.1%
Basic income (loss) per common share	$0.05	$(0.19)	$(0.13)
Diluted income (loss) per common share	$0.05	$(0.19)	$(0.13)
Basic	11,231	10,798	10,934
Diluted	11,482	10,798	10,934
See notes to consolidated financial statements

Fiscal Years Ended December 31, 2005 and December 31, 2004

Net sales increased 30.2% to $29.9 million for the year ended December 31, 2005 from $23.0 million for the year ended December 31, 2004. The increase in net sales in 2005 is attributable to a 50.3% increase in total product sales and a 15.6% increase in service sales. Substantially all of this increase is attributable to a $7.7 million increase in product and service sales in Wireless Data Communications in 2005, partially offset by a $1.2 million decrease in Digital Multimedia and Networking product sales.

Cost of product sales increased 48.2% to $11.3 million for the year ended December 31, 2005 from $7.6 million for the year ended December 31, 2004. This increase was primarily the result of higher product sales volume in the Wireless Data Communications and Wireline, partially offset by lower Digital Multimedia and Networking product sales.

Cost of services increased 16.3% to $5.7 million for the year ended December 31, 2005 from $4.9 million for the year ended December 31, 2004. This increase was primarily the result of higher service sales volume in Wireless Data Communications, Digital Multimedia and Networking and Wireline.

Cost of sales depreciation and amortization expense decreased 53.8% to $178,000 for the year ended December 31, 2005 from $385,000 for the year ended December 31, 2004. This decrease was primarily the result of assets in our Digital Multimedia and Networking division becoming fully depreciated during 2005.

Gross profit as a percentage of net sales was 42.5% for the year ended December 31, 2005 as compared to 43.7% for the year ended December 31, 2004. The gross profit percentage decreased slightly in 2005 because product sales as a percentage of total sales increased to 37.7% for the year ended December 31, 2005 compared to 33.2% for the year ended December 31, 2004. Since product sales entail higher costs of sale, gross profit as a percentage of sales is generally less on product sales than service sales, and so the increase in product sales in 2005 resulted in a slight decrease in the total gross profit percentage. The decrease in gross profit as a percentage of sales for the period ended December 31, 2005 versus the comparable period in2004 was partially offset by a reduction in depreciation expense due to some assets in Digital Multimedia and Networking becoming fully depreciated during 2005.

Selling, general, and administrative expenses increased 0.4% to $8.7 million for the year ended December 31, 2005 from $8.6 million for the year ended December 31, 2004. As a percentage of sales, selling, general, and administrative expenses decreased to 28.9% for the year ended December 31, 2005 from 37.5% for the year ended December 31, 2004. Selling, general, and administrative expenses decreased as a percentage of revenue for the year primarily because our revenues increased while these costs essentially remained flat.

Research and development expenses increased 22.1% to $1.1 million for the year ended December 31, 2005 from $906,000 for the year ended December 31, 2004. Research and development expenses increased primarily due to the reclassification of certain personnel to research and development from selling, general and administrative positions. We expect research and development costs to continue at current levels.

Bad debt expense decreased 31.6% to $325,000 for the year ended December 31, 2005 from $475,000 for the comparable 2004 period. Bad debt expense continued to decrease during 2005 as a result of our implementation of more stringent credit policies and collections processes in 2004.

Operating expense depreciation and amortization expense remained constant at $1.7 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Interest expense (net) decreased to $311,000 in 2005 from $637,000 in 2004. This decrease was primarily the result of reduced interest expense on a note held by the Laurus Master Fund (“Laurus”) initially issued on January 15, 2004 in the amount of $4.5 million. On July 6, 2005 we voluntarily converted $2.3 million of the outstanding debt associated with the note into 500,000 shares of our common stock. On August 1, 2005 we converted the remaining outstanding portion of the debt associated with the note into 209,000 shares of our common stock. As a result, we have reduced our total interest expense. The majority of ongoing interest expense is related to a second $1,500,000 note that we issued to Laurus on January 28, 2005. Please see Note A(11) to our Consolidated Financial Statements for additional information about our transactions with Laurus.

Foreign currency loss decreased to $5,000 for the year ended December 31, 2005 from $52,000 for the year ended December 31, 2004. This decrease was the result of decreased foreign currency loses on sales to Canadian customers.

As discussed in Note F to our Consolidated Financial Statements, we are entitled to the benefits of certain net operating loss carry forwards. However, we believe it is unlikely that we will utilize the deferred tax items, therefore, we have not recorded a federal tax benefit for the year ended December 31, 2005. The $52,000 provision for income taxes for the year ended December 31, 2005 is related to certain state income taxes. The $9,000 income tax expense for the year ended December 31, 2004 is related to certain state and foreign income taxes.

Basic and diluted earning (loss) per common share increased to earnings of $0.05 per share for year ended December 31, 2005 as compared to a loss of $0.19 per share for the year ended December 31, 2004.

Weighted average and diluted shares outstanding increased to 11,482,000 at December 31, 2005 from 10,798,000 at December 31, 2004. This increase is primarily due to our issuance of 3.2 million shares to Laurus in connection with the conversion of our $4.5 million note, as discussed above.

Fiscal Years Ended December 31, 2004 and December 31, 2003

Net revenues increased 14.1% to $23.0 million for the year ended December 31, 2004 as compared to $20.2 million for the year ended December 31, 2003. The increase in total net revenues for the year ended December 31, 2004 is attributable to a 22.2% increase in total product sales and an 8.8% increase in service revenue. Most of the product sales and service revenue increase for the year ended December 31, 2004, compared to the same period in 2003, was in Digital Multimedia and Networking and Wireless Data Communications in the amount of $3.2 million. These increases were partially offset by a decrease in Wireline Security product sales and service revenue of $314,000.

Cost of product sales increased 26.2% to $7.6 million for the year ended December 31, 2004 as compared to $6.0 million for the year ended December 31, 2003. The increase in cost of sales was primarily the result of higher product sales volume in the Wireless Data Communications and Digital Multimedia & Networking, which were partially offset by lower Wireline product sales. We also experienced an increase in the cost of our Wireless Services products during the year ended December 31, 2004 versus the same periods in 2003. We have identified alternative sources of these products that we believe should defray some of these increases in future periods.

Cost of services increased 11.3% to $4.9 million for the year ended December 31, 2004 as compared to $4.4 million for the year ended December 31, 2003. The increase in cost of services for the twelve months ended December 31, 2004 versus the same period in 2003 was primarily the result of higher service revenue volume in Wireless Data Communications and higher service revenue volume in Digital Multimedia and Networking. Additionally, we received a one-time credit against network service provider costs that occurred in quarter ended June 30, 2003 that did not occur in 2004.

Cost of sales depreciation and amortization expense decreased 40% to $385,000 for the year ended December 31, 2004 as compared to $642,000 for the year ended December 31, 2003. This decrease was primarily due to the sale of the assets relating to Data1Source, which was sold in September 2003.

Gross profit, as a percentage of net revenue, was 43.7% for the year ended December 31, 2004 as compared to 44.8% for the year ended December 31, 2003. The total gross profit as a percentage of revenue decreased for the twelve month period ended December 31, 2004 compared to the same period in 2003 because product sales were 42.1% of total revenue for the year ended December 31, 2004 versus 39.3% for the year ended December 31, 2003. Since, gross profit as a percentage of revenue is generally less on product sales than for service revenue, the increase in product sales versus service revenue decreased the total gross profit as a percentage of revenue. The decreases in gross profit as a percentage of revenue for the twelve months period ended December 31, 2004 versus the same period in 2003 were partially offset by a reduction of depreciation expense due to the sale of the assets relating of Data1Source.

Selling, general, administrative and other expenses increased 3.0% to $8.6 million for the year ended December 31, 2004 as compared to $8.4 million for the year ended December 31, 2003. As a percentage of revenue, selling, general, administrative and other expenses decreased to 37.5% for the year ended December 31, 2004 as compared to 41.5% for the year ended December 31, 2003. Selling, general, administrative and other expenses decreased as a percentage of revenue for the year primarily due to reductions in personnel in our Mobile Guardian division.

Research and development expenses remained constant at $906,000 for the year ended December 31, 2004. We expense research and development costs and expect such costs to continue at current levels.

Bad debt expense decreased 13.8% to $475,000 for the year ended December 31, 2004 as compared to $551,000 for the year ended December 31, 2003. Bad debt decreased during the period as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in general economic conditions.

Operating expense depreciation and amortization expense decreased 13.7% to $1.7 million for the year ended December 31, 2004 as compared to $1.9 million for the year ended December 31, 2003. This was due to some older assets becoming fully depreciated while we have had a limited requirement for the purchase of new equipment.

Net interest expense increased to $637,000 in 2004 compared to $354,000 for the prior year. This increase was primarily the result of interest expense on the $4,500,000 convertible note payable to Laurus Master. This convertible note payable replaced the $3,500,000 note payable to Cingular. The note payable to Laurus Master Fund has a higher effective interest rate than the Cingular note payable, however, the Laurus note has a longer term. We issued the note payable to Cingular on March 28, 2003, thus the twelve month period ended December 31, 2003 had approximately nine months of interest expense, while the Laurus Master Fund note payable was issued by us on January 15, 2004, therefore, the twelve month period ended December 31, 2004 had approximately eleven and a half months of interest expense.

Gain on the sale of business of $250,000 for the twelve-month period ended December 31, 2004 was due to the receipt of a contingent payment in March 2004 on the sale of Data1Source in September 2003 since a contingency associated with the sale was favorably met. The gain on the sale of business of $1,712,000 twelve-month period ended December 31, 2003 was attributable to the sale of Data1Source.

Foreign currency loss of $52,000 for the year ended December 31, 2004 versus a gain of $56,000 was mostly the result of foreign currency loses on sales to Canadian customers.

We did not utilize the deferred tax items so we have not recorded a federal tax benefit for the year ended December 31, 2004. The $9,000 for the twelve-month period ended December 31, 2004 is related to certain state and foreign income taxes. The $92,000 in income tax expense for the twelve-month period ended December 31, 2003 is related to our operations in Australia and certain state income taxes. We recorded a net loss of $2.1 million for the year ended December 31, 2004 compared to a net loss of $1.4 million for the year ended December 31, 2003.

Basic and diluted loss per common share increased to $(0.19) for year ended December 31, 2004 as compared to $(0.13) for the year ended December 31, 2003, which includes the gain on the sale of Data1Source.

The weighted average and diluted shares outstanding decreased to 10,798,000 for the year ended December 31, 2004 as compared to 10,934,000 for the year ended December 31, 2003. The decrease in weighted average basic shares outstanding for the twelve-month period ended was primarily due to our repurchase on March 28, 2003 of 625,000 shares of our common stock held by Cingular. This was partially offset by shares issued under the employee stock purchase plan.

Segment Information

Net Sale by Segment:	For the years ended December 31,			2005 vs. 2004	2004 vs. 2003
(In thousands)	2005	2004	2003	% Change	% Change
Net sales:
Wireless Data Communications
Product	$11,919	$5,913	$4,839	101.6%	22.2%
Service	10,409	8,687	7,848	19.8%	10.7%
Sub-total	22,328	14,600	12,687	52.9%	15.1%
Digital Multimedia and Networking
Product	2,271	3,434	2,647	-33.9%	29.7%
Service	4,297	3,968	3,518	8.3%	12.8%
Sub-total	6,568	7,402	6,165	-11.3%	20.1%
Wireline Security
Product	383	350	449	9.4%	-22.0%
Service	667	641	856	4.1%	-25.1%
Sub-total	1,050	991	1,305	6.0%	-24.1%
Total net sales
Product	14,573	9,697	7,935	50.3%	22.2%
Service	15,373	13,296	12,222	15.6%	8.8%
Total net sales	29,946	22,993	20,157	30.2%	14.1%

	Percent of Total Sales
	2005	2004	2003
Net sales:
Wireless Data Communications
Product	39.8%	25.7%	24.0%
Service	34.8%	37.8%	38.9%
Sub-total	74.6%	63.5%	62.9%
Digital Multimedia and Networking
Product	7.6%	14.9%	13.1%
Service	14.3%	17.3%	17.5%
Sub-total	21.9%	32.2%	30.6%
Wireline Security
Product	1.3%	1.5%	2.2%
Service	2.2%	2.8%	4.2%
Sub-total	3.5%	4.3%	6.5%
Total net sales
Product	48.7%	42.2%	39.4%
Service	51.3%	57.8%	60.6%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2005 and December 31, 2004

Net revenues from Wireless Data Communications increased 52.9% to $22.3 million for the year ended December 31, 2005 as compared to $14.6 million for the year ended December 31, 2004. This increase was the result of a 101.6% increase in product sales and a 19.8% increase in service revenues compared to the same period last year. The increase in Wireless Data Communications product sales of $6.0 million for the year ended December 31, 2005 versus the same period in 2004 was primarily the result of increased sales of our vehicle security products and tracking services, MobileGuardian® and increased sales of our Uplink Security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless Data Communication services revenue was primarily due to an increase in the number of connections to our Cellemetry wireless network. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize the Cellemetry network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

Net revenue from Digital Multimedia and Networking decreased 11.3% to $6.6 million for the year ended December 31, 2005 as compared to $7.4 million for the year ended December 31, 2004. This decrease was primarily due to a 33.9% decrease in product sales to $2.3 million, primarily due to decreased sales of our interactive videoconferencing products (PowerPlay™) directly or indirectly (as a subcontractor) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The decrease in product sales was offset by an 8.3% increase in Digital Multimedia and Networking service revenues, which increased to $4.3 million for the year ended December 31, 2005 compared to $4.0 million during the same period in 2004. Most of this increase was due to substantial increases in sales of integration and installation services. Installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. While service revenues have increased for the year, we cannot predict whether telecommunications customers will maintain their current level of capital expenditures.

Net revenues from Wireline Security increased 6.0% to $1.1 million for the year ended December 31, 2005 as compared to $991,000 for the year ended December 31, 2004. This increase is attributable to a 9.4% increase in product sales to $383,000 for the year ended December 31, 2005, compared to $350,000 for the year ended December 31, 2004. This increase in product sales is due to sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement, as discussed further below.

Fiscal Years Ended December 31, 2004 and December 31, 2003

Net revenues from Wireless Data Communications increased 15.1% to $14.6 million for the year ended December 31, 2004 as compared to $12.7 million for the year ended December 31, 2003. The increase in net revenues was the result of a 22.2% increase in product sales and a 10.7% increase in service sales compared to the prior year . The $1.1 million increase in Wireless Data Communications product sales of for the year ended December 31, 2004 versus the same period in 2003 was primarily the result of increased sales of our new wireless vending machine monitoring product (VendView™) and in our vehicle security products and tracking services, MobileGuardian®. The VendView product was only introduced in the fourth quarter of 2003. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless Data Communication services was primarily due to an increase in the number of connections to our Cellemetry wireless network. These increases were achieved even though we sold our short messaging service Data1Source in September 2003. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize the Cellemetry network to provide customer solutions.

Net revenues from Digital Multimedia and Networking increased 20.1% to $7.4 million for the year ended December 31, 2004 as compared to $6.2 million for the year ended December 31, 2003. The increase in 2004 was primarily due to a 29.7% increase in product sales to $3.4 million, primarily due to increased sales of our interactive videoconferencing products (PowerPlay™) directly or indirectly (as a subcontractor) to distance-learning customers. In addition, Digital Multimedia and Networking service revenues increased 12.8% to $4.0 million for the year ended December 31, 2004 compared to $3.5 million during the same period in 2003. Most of this increase was due to substantial increases in integration and installation services. Installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. Wireless carrier demand for these services can fluctuate dramatically in response to an environment of increasing customer demand for their services while at the same time they attempt to control their own capital expenditures. There was a significant increase of installation and integration services by the wireless carriers in the second and third quarter of 2004 as a result of government mandated provision of emergency 911 services by the end of this year.

Net revenues from Wireline Security decreased 24.1% to $991,000 for the year ended December 31, 2004 as compared to $1.3 million for the year ended December 31, 2003. Most of the Wireline product sales in 2003 were the sales of maintenance parts to a customer in Australia with which we have an equipment supply agreement (the “Agreement”). Pursuant to the Agreement, in May 2003, we shipped $583,000 of wireline security detection equipment to the customer, in exchange for a share of the customer’s future revenues. Although, under the Agreement, the customer retains title to this equipment following its acceptance, it must meet certain obligations under the Agreement, or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment was uncertain at December 31, 2004, we did not recognize revenue on the equipment sale as of that date. During the twelve-month period ended December 31, 2004 there was sales of maintenance parts to the customer that were not made pursuant to the Agreement. The sale price was fixed and payable in accordance with our normal terms and conditions. Accordingly, we recognized revenues from the sales of the maintenance parts to the customer in the twelve-month period ended December 31, 2004 and 2003. The customer completed installation of the wireline security detection equipment in December 2003. We received our first share of revenues from the services in the third quarter of 2004.

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2005, and 2004, respectively.

Our financial results may fluctuate from quarter to quarter as a result of certain factors related to our business, including the timing of product shipments, new product introductions and equipment, and product and system sales that historically have been of a non-recurring nature.

This information has been prepared from our books and records in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all (including only normal, recurring) adjustments considered necessary for fair presentation have been included. Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net sales:
Wireless Data Communications
Product	$2,310	$2,474	$3,059	$4,077
Service	2,546	2,531	2,558	2,772
Sub-total	4,856	5,005	5,617	6,849
Digital Multimedia and Networking
Product	275	728	953	315
Service	824	1,155	1,251	1,067
Sub-total	1,099	1,883	2,204	1,382
Wireline Security
Product	37	324	9	13
Service	185	151	179	153
Sub-total	222	475	188	166
Total net sales
Product	2,622	3,526	4,021	4,405
Service	3,555	3,837	3,988	3,992
Total net sales	6,177	7,363	8,009	8,397

Cost of product sales (excluding depreciation)	2,186	2,505	2,991	3,622
Cost of services (excluding depreciation and amortization)	1,255	1,548	1,533	1,413
Depreciation and amortization	51	53	41	46
Gross Profit	2,685	3,257	3,444	3,316

Selling, general, and administrative expenses	2,152	2,094	2,215	2,194
Research and development expenses	270	286	278	273
Bad debt expense	58	101	83	83
Depreciation and amortization	454	438	386	371
Operating loss	(249)	338	482	395
Interest income (expense)	(192)	(94)	(62)	27
Net earnings (loss)	(441)	244	420	422
Provision for Income taxes	39	4	9	-
Net earnings (loss)	$(480)	$240	$411	$422
Foreign currency translation adjustment	(6)	(1)	(1)	20
Comprehensive earnings (loss)	$(486)	$239	$410	$442
Basic income (loss) per common share	$(0.04)	$0.02	$0.04	$0.04
Diluted income (loss) per common share	$(0.04)	$0.02	$0.03	$0.04
Basic	10,837	10,903	11,528	11,642
Diluted	10,837	11,957	12,023	11,873

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Net sales:
Wireless Data Communications
Product	$1,421	$1,309	$1,485	$1,698
Service	1,991	2,143	2,150	2,403
Sub-total	3,412	3,452	3,635	4,101
Digital Multimedia and Networking
Product	320	819	1,322	973
Service	709	1,153	1,028	1,078
Sub-total	1,029	1,972	2,350	2,051
Wireline Security
Product	151	143	45	11
Service	177	186	142	136
Sub-total	328	329	187	147
Total net sales
Product	1,892	2,271	2,852	2,682
Service	2,877	3,482	3,320	3,617
Total net sales	4,769	5,753	6,172	6,299

Cost of product sales (excluding depreciation)	1,630	1,858	2,043	2,095
Cost of services (excluding depreciation and amortization)	910	1,288	1,395	1,350
Depreciation and amortization	110	100	87	88
Gross Profit	2,119	2,507	2,647	2,766

Selling, general, and administrative expenses	2,153	2,310	2,074	2,118
Research and development expenses	278	202	205	221
Bad debt expense	168	116	131	60
Depreciation and amortization	427	409	411	417
Operating loss	(907)	(530)	(174)	(50)
Interest income (expense)	136	(179)	(148)	(218)
Net loss	(771)	(709)	(322)	(268)
Provision for Income taxes	-	-	18	(9)
Net loss	$(771)	$(709)	$(340)	$(259)
Foreign currency translation adjustment	(69)	(2)	(13)	-
Comprehensive loss	$(840)	$(711)	$(353)	$(259)
Basic loss per common share	$(0.08)	$(0.07)	$(0.03)	$(0.02)
Diluted loss per common share	$(0.08)	$(0.07)	$(0.03)	$(0.02)
Basic	10,792	10,796	10,798	10,798
Diluted	10,792	10,796	10,798	10,798

Liquidity and Capital Resources

We had working capital of $4.8 million as of December 31, 2005 compared to working capital of $1.2 million at December 31, 2004. We had cash balances of $4.4 million and $1.7 million, respectively, as of December 31, 2005 and December 31, 2004.

The majority of the increase in working capital reflects the increase in our cash balances as well as an increase in accounts receivable related to increased sales.

Net cash provided by operating activities was $3.3 million for the year ended December 31, 2005 as compared to $1.5 million for the year ended December 31, 2004. This $1.8 million improvement was partially due to an increase in net earnings to $593,000 from a $2.1 operating loss in 2004. The increase was also due to an increase in accounts payable of $1.2 million, partially offset by an increase in notes receivable of $746,000.

Net cash used in investing activities was $2.8 million for the year ended December 31, 2005 as compared to $570,000 for the year ended December 31, 2004. The increase in cash used in investing activities was primarily due to a short-term investment in commercial paper as well as the addition of tangible and intangible assets.

Net cash provided by financing activities was $691,000 for the twelve months ended December 31, 2005 as compared to $84,000 for the twelve months ended December 31, 2004. This increase was primarily due to proceeds from the note payable we issued to Laurus in January 2005, partially offset by principal payments on both of the Laurus notes of $713,000 and principal payments on capital lease obligations of $99,000. Cash provided by financing activities during the year ended December 31, 2004 was primarily from the proceeds of the note payable issued to Laurus in January 2004, partially offset by principal payments on this note of $468,000 and principal payments on capital lease obligations of $309,000.

Our business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations, and the proceeds from notes payable we have issued.

We paid principal and interest of approximately $713,000 on our notes payable during the twelve months ended December 31, 2005. Laurus opted to convert 111,720 shares of our common stock at a price of $4.56 per share for principal payment on our notes during the twelve months ended December 31, 2005. We voluntarily converted $3,233,040 of the outstanding debt associated with the Laurus note issued in January 2004 into 709,000 shares of our common stock during the twelve months ended December 31, 2005.

We believe that our existing cash and cash equivalents, together with cash generated from operations, will be more than sufficient to meet our operating requirements for at least the next twelve months. This belief could be affected by unexpected operating losses, a material adverse change in our operating business or a default under our outstanding notes payable. We continually consider other sources of funding, including the sale of certain non-core assets.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2005.

	Payments due by period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term Debt*	$1,208	$490	$718
Capital lease obligations	118	58	60
Operating lease obligations	2,488	414	846	818	410
Total	$3,814	$962	$1,624	$818	$410

* This debt is convertible into the Company’s common stock at both the Company’s and Lender’s option depending on the Company’s stock price (see description of this financing in the Liquidity and Capital Resources section above).

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Effect of Inflation

Inflation has not been a material factor affecting our business. In recent years the cost of electronic components has remained relatively stable, due to competitive pressures within the industry, which has enabled us to contain our manufacturing and operations costs. Our general operating expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures, but to date inflation has not had a material effect on our operating results.

Foreign Currency

Our functional and reporting currency is the U.S. Dollar. Fluctuations in foreign currency exchange rates have not, and are not expected to have a material impact on our results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP.
CONSOLIDATED BALANCE SHEET
(In thousands, except share information)
	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,821	$1,684
Short-term investments	1,538	-
Accounts receivable, less allowance for doubtful accounts of $1,418 at December 31, 2005 and $1,084 at December 31, 2004:	6,046	3,986
Notes Receivable	-	41
Inventory	1,694	1,561
Prepaid expenses and other current assets	517	736
TOTAL CURRENT ASSETS	12,616	8,008

Property and Equipment, Net	986	840
Goodwill, Net	15,014	15,014
Other Intangibles, Net	6,268	7,213
Software, Net	1,020	598
Other Assets	444	939
TOTAL ASSETS	$36,348	$32,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,911	$2,601
Other current liabilities	1,876	1,603
Accrued commission	450	-
Note payable, current	490	1,637
Deferred revenues	1,056	906
Obligations under capital leases, current portion	58	33
TOTAL CURRENT LIABILITIES	7,841	6,780

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	60	2
Note Payable	718	2,178
TOTAL LONG TERM LIABILITIES	778	2,180

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000; issued 14,033,877 shares at December 31, 2005 and 13,203,660 shares at December 31, 2004	40,050	36,872
Additional paid-in-capital	1,136	809
Treasury stock, at cost, 2,391,400 shares on December 31, 2005 and December 31, 2004	(10,197)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income (loss)	(8)	13
Accumulated deficit	(3,252)	(3,845)
TOTAL SHAREHOLDERS' EQUITY	27,729	23,652
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,348	$32,612

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
	FOR THE YEARS
	ENDED DECEMBER 31,
	2005	2004	2003
Net sales:
Product	$14,573	$9,697	$7,935
Service	15,373	13,296	12,222
Total net sales	29,946	22,993	20,157

Cost of product sales (excluding depreciation)	11,303	7,626	6,043
Cost of services (excluding depreciation and amortization)	5,748	4,943	4,443
Depreciation and amortization	178	385	642
Gross Profit	12,717	10,039	9,029

Selling, general, and administrative expenses	8,663	8,624	8,371
Research and development expenses	1,106	906	905
Bad debt expense	325	476	551
Depreciation and amortization	1,662	1,664	1,928
Operating earnings (loss)	961	(1,631)	(2,726)
Net interest expense	(311)	(637)	(354)
Gain on sale of assets	-	250	1,712
Net other income and (expense)	(5)	(52)	56
Earnings (loss) before income taxes	645	(2,070)	(1,312)
Provision for income taxes	52	9	92
Net earnings (loss)	593	(2,079)	(1,404)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	20	(84)	106
Comprehensive earnings (loss)	$613	$(2,163)	$(1,298)

Basic earnings (loss) per share	$0.05	$(0.19)	$(0.13)
Diluted earnings (loss) per share	$0.05	$(0.19)	$(0.13)
Weighted average common shares used in per share calculation
Basic	11,231	10,798	10,934
Diluted	11,482	10,798	10,934

See accompanying note to consolidated financial statements

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
					Accumulated
DESCRIPTION:	Common			Treasury	Other	Retained	TOTAL
	Shares	$AMT	APIC	Stock	Comprehensive	Earnings
Balance @ 12/31/02	13,169	$36,769	$439	($9,222)	($9)	($362)	$27,615

Issuance of shares under Directors Stock Plan	12	22	-	-	-	-	22
Issuance of shares in connection with employee stock purchase plan	1	2	-	-	-	-	2
Purchase of treasury stock	-	-	-	(975)	-	-	(975)
Foreign currency translation adjustment	-	-	-	-	106	-	106
Net loss	-	-	-	-	-	(1,404)	(1,404)
Balance @ 12/31/03	13,182	36,793	439	(10,197)	97	(1,766)	25,366

Issuance of shares under Directors Stock Plan	7	28	-	-	-	-	28
Issuance of shares in connection with employee stock purchase plan	5	5	-	-	-	-	5
Issuance of shares in connection with warrants	-	-	370	-	-	-	370
Issuance of shares in lieu of debt payment	10	46	-	-	-	-	46
Foreign currency translation adjustment	-	-	-	-	(84)	-	(84)
Net loss	-	-	-	-	-	(2,079)	(2,079)
Balance @ 12/31/04	13,204	36,872	809	(10,197)	13	(3,845)	23,652

Issuance of shares under Directors Stock Plan	7	27	-	-	-	-	27
Issuance of shares in connection with employee stock purchase plan	1	-	-	-	-	-	0
Issuance of shares in lieu of debt payment	822	3,151	-	-	-	-	3,151
Foreign currency translation adjustment	-	-	-	-	(21)	-	(21)
Issuance of warrants	-	-	172	-	-	-	172
Beneficial Conversion Feature	-	-	154	-	-	-	154
Net earnings (loss)	-	-	-	-	-	593	593
Balance @ 12/31/05	14,034	$40,050	$1,135	($10,197)	($8)	($3,252)	$27,729

See accompanying notes to consolidated financial statement

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$593	$(2,079)	$(1,404)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	562	671	1,062
Amortization	1,279	1,380	1,508
Allowance for Doubtful Accounts	34	476	551
Inventory Reserves	(642)	284	272
Non cash interest expense	104	255	-
Gain on Sale of business unit	-	(250)	(1,712)
Compensation Expense	65	71	60
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(2,056)	(1,310)	1,411
Inventory	509	1,615	775
Prepaid expenses & interest receivable	129	79	303
Other assets	497	-	86
Accounts payable	1,311	101	(1,613)
Other liabilities	742	96	(549)
Deferred Revenue	150	131	(44)
Net cash provided by operating activities:	3,277	1,520	706
Cash flows from investing activities:
Purchase of property and equipment	(517)	(215)	(75)
Purchase of intangible and other assets	(756)	(386)	(2,604)
Purchase of short-term investment	(1,538)	-	-
Proceeds the from sale of a business	-	200	3,197
Increase (decrease) in deposits and long term receivables	-	(169)	-
Net cash provided by (used in) investing activities	(2,811)	(570)	518
Cash flows from financing activities:
Proceeds from exercise of common stock options	3	33	25
Proceeds from line of credit	-	-	400
Proceeds from note payable and debt	1,500	4,283	-
Purchase of treasury stock	-	-	(975)
Principal payments on capital lease obligations	(99)	(309)	(1,271)
Principal payments on notes payable and debt	(712)	(3,922)	(400)
Dividend payment on preferred stock	-	-	(480)
Net cash provided by (used in) financing activities:	692	84	(2,701)
Effect of exchange differences on cash	(21)	(84)	74
Net increase (decrease) in cash and cash equivalents	1,137	950	(1,403)
Cash and cash equivalents at beginning of year	1,684	734	2,137
Cash and cash equivalents at end of year	$2,821	$1,684	$734
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	231	360	354
Income taxes	52	26	92
Disclosure of non-cash activities:
Capital leases	182	32	3
Non cash interest expense	104	255	-
Non cash financing payments	3,329	-	-
Non cash leasehold improvement	158	-	-
See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. We primarily offer products and services in wireless data communications through Cellemetry, and digital multimedia networking through PowerPlay and IPContact. Uplink Security, Inc., a wholly owned subsidiary of Cellemetry, provides cost effective alarm security products, services, and related technical support utilizing Cellemetry wireless data communications technology. In February 2003 we introduced MobileGuardian, a Web-based vehicle location and recovery solution that combines the accuracy of GPS (Global Positioning System) and Cellemetry wireless data communications technology. We also introduced VendView, a product and service offering that is a Web-based vending machine monitoring solution that also uses the Cellemetry wireless data communications technology. These services enable customers around the globe to monitor and move information for a variety of applications from home and business security to distance learning. In addition, we offer wireline alarm security products and services, as well as telecommunications network operational support systems.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash equivalents of $2.8 million and $1.7 million at December 31, 2005 and 2004, respectively, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit. Cash of $60,000 and $35,000 at December 31, 2005 and 2004, respectively was held in our foreign bank account. Restricted cash of $46,000 was held as a letter of credit on December 31, 2005.

4. Short-Term Investments

Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is our intent to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to our intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component.

The investment securities held by the Company at December 31, 2005 are debt instruments and classified as held-to-maturity. The fair value of the securities are $1,538,000 and the unrecognized gain amounted to $9,000. The contractual maturity of the debt securities is $1,547,000. The security will mature on February 13, 2006.

5. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. In accordance with the Statement of Financial Accounting Standards No. 142 (“SFAS 142), there is no goodwill amortization in 2005, 2004 and 2003.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. We capitalized $411,000, $139,000 and $92,000 during the years ended December 31, 2005, 2004 and 2003, respectively. The increase in capitalization in 2005 is related to our development efforts for digital products. Amortization of capitalized software was $101,000 for the year ended December 31, 2005, $61,000 for the year ended December 31, 2004 and $46,000 for the year ended December 31, 2003.

We adopted SFAS 142 on January 1, 2002. In connection with the adoption, we reviewed the classification of our goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. SFAS 142 also requires that an impairment test be performed on goodwill at least annually. This test requires that the fair value of each reporting unit as a whole be compared to its carrying value including goodwill. If the reporting unit’s fair value exceeds its carrying value, goodwill is not impaired. If, however, the carrying value of the reporting unit exceeds its fair value, a second step of the impairment test is required. This second test requires that an estimate of the implied fair value of goodwill be compared to its carrying amount. If the carrying amount of goodwill exceeds the implied value, the goodwill is impaired and is written down to the implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole, over the fair values that would be assigned to its assets and liabilities in a purchase business combination. We tested goodwill for impairment as of December 31, 2005, using our 3-year business plan and calculating a discounted cash flow based on that plan to determine the fair value of the reporting units. As a result, we determined that the fair value of our reporting units exceeded their carrying value, thus no impairment was recorded. The components of intangible assets are as follows:

	December 31,	December 31,
(In thousands)	2005	2004
Wireless Data Communications
Goodwill	$12,284	$12,284
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,409	5,409
Accumulated Amortization	(1,274)	(1,274)
Goodwill, net	$15,014	$15,014

Purchased and developed software	3,268	2,664
Patents, trade and service marks	11,452	11,449
Intangible and other assets	503	361
Total intangible assets	15,223	14,474
Accumulated amortization	(7,935)	(6,663)
Intangible assets, net	$7,288	$7,811

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2005 (in thousands):

2006	$1.1 million
2007	930,000
2008	871,000
2009	793,000
2010	772,000
Thereafter	750,000

6.   Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases, whichever is shorter. Depreciation for property and equipment is calculated using the straight-line method over the following estimated lives:

•	Short-term leasehold improvements over the term of the lease3-10 years
•	Plant and machinery 4-10 years
•	Equipment, fixtures and fittings 3-10 years

7.  Impairment of Long-lived Assets

We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

8. Income Taxes

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

10. Notes Receivable

We did not have any notes receivable at December 31, 2005. We had $133,000 of notes receivable ($41,000 short term and $92,000 long term) at December 31, 2004. These notes were paid in full in 2005.

11. Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition and business prospects of our customer base. Management reviews the collectibility of individual accounts and assesses the adequacy of the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

12. Other Assets

In May 2003, we shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. The Agreement allows the customer to generate additional revenues by providing additional services to its customers. We will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), it must meet certain obligations under the Agreement or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, we are recognizing revenue on the sale of the equipment equal to the payments received from this customer from this revenue share. We also recognized cost of sales equal to the payments received from the customer and reduced the value of this asset. We received our first payments from this customer in September 2004. Currently we expect to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, we will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets. The carrying value of the equipment was $304,000 at December 31, 2005 and $477,000 at December 31, 2004.

13. Note Payable

On January 28, 2005, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note bears interest at the rate of eight percent (8%) per annum, matures on January 28, 2008 and is secured by substantially all of our assets and our U.S. subsidiaries (except DCX Systems Australia Pty Limited). Each of our U.S. subsidiaries also has executed and delivered a guaranty to Laurus. The Second Company Note requires that interest and principal thereunder is to be paid monthly, and provides that such monthly principal and interest payments may be paid by us either in cash or in common stock, subject to certain limitations. If the monthly payment then due is paid by us using common stock, then the number of shares to be issued by us to Laurus will be determined based upon a fixed conversion price of $5.31 per share. Otherwise, if the monthly payment then due is paid by us using cash, then we are required to pay Laurus an amount equal to one hundred two percent (102%) of the amount then due and payable. The Second Company Note also provides that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We were required to register the common stock underlying the Second Company Warrant for resale by Laurus, and have such registration declared effective, by August 28, 2005. Such registration statement was declared effective June 17, 2005. The Second Company Note also contains a Beneficial Conversion Feature with a contingent conversion option. The value of the Beneficial Conversion Feature was measured as of the commitment date. The value at the commitment date was $154,000. The value will be amortized ratably over the remaining period of the Note once the contingencies have been met. As of December 31, 2005 $17,000 has been amortized.

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

As a result of the July 6, 2005 and the August 1, 2005 transactions with Laurus, stockholders have experienced dilution and will experience future dilution based on transactions with Laurus, or the equity securities may have rights, preferences or privileges senior to those of the common stockholders. In addition, as a result of issuing debt, those securities have rights, preferences and privileges senior to those of the common stock holders. If we are unable to repay the Company Notes, Laurus has the right to demand full payment of all outstanding principal and interest due under the Company Notes and invoke its right to the collateral under the related security agreements.

14. Shareholders’ Equity

Shareholders’ equity increased by $4.1 million for the twelve months ended December 31, 2005. The increase in Shareholders’ equity was due, in part, to a $3.2 million issuance of common shares which was related to the conversion of the First Company Note. Shareholders’ equity also increased due to net earnings of $593,000 and a $326,000 increase in additional paid in capital. The increase in addition paid in capital was due to $172,000 related to the issuance of warrants related to the Second Company note and $154,000 related to the Beneficial Conversion Feature that is also related to the Second Company note.

15. Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity. The carrying value of the note payable approximates fair value and bears cash interest at 8%, which approximates market rates of similar instruments.

16. Use of Estimates

In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

17.  Concentration of Credit Risk

We maintain our cash and short term investment balances in financial institutions, which at times may exceed federally insured limits. We had cash balances in excess of these limits of $4,259,000 and $1,584,000 for the years ended December 31, 2005 and 2004, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

18.  Revenue Recognition

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

We recognize revenue from the provision of our data transportation services when we perform the services or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may under an appropriate agreement advance charge for the data transport service to be provided. In these instances we recognize the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and release the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

19.   Foreign Currency Transactions

While the majority of our transactions and the transactions of our subsidiaries occur in the United States in U.S. dollars, a limited number are made in Canadian dollars, Australian dollars, and British pounds sterling. Such transactions include recurring service revenues billed to customers in Canada that are denominated in Canadian dollars, some transactions between Numerex Corp. and its small subsidiary in Australia are denominated in Australian dollars. Gains and losses from these transactions are included in income as they occur. For the year ended December 31, 2005 the Company had a foreign currency loss of $5,000, a loss of $52,000 for the year ended December 31, 2004 and a loss of $60,000 for the year ended December 31, 2003.

20.   Research and Development

Research and development expenses are charged to operations in the period in which they are incurred. For the Years ended December 31, 2005, 2004 and 2003 research and development costs amounted to $1.1 million, $906,000 and $905,000, respectively.

21.  Provision for Warranty Claims

Estimated warranty expense is charged over the warranty period of the warranted products. Warranty expenses have not been significant.

22.  Stock-Based Compensation

Effective November 1, 1996, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. We have elected to continue to account for stock-based compensation in accordance with Accounting Principles Board (²APB²) Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note J).

Had compensation expense for our aforementioned stock option plans been determined based on the fair value at the grant dates for awards under those plans under the provisions of SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

	For the years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Net earnings (loss) - as reported	$593	$(2,079)	$(1,404)
Less total stock-based compensation expense determined under fair value based method for all awards	455	637	2,355
Pro forma net earnings (loss)	$138	$(2,716)	$(3,759)
Basic earnings (loss) per share:
As reported	$0.05	$(0.19)	$(0.13)
Pro forma	$0.01	$(0.25)	$(0.34)
Diluted earnings (loss) per share:
As reported	$0.05	$(0.19)	$(0.13)
Pro forma	$0.01	$(0.25)	$(0.34)

The pro forma effect on net loss and loss per share for the years ended December 31, 2005, 2004, and 2003, respectively, by applying SFAS No. 123, may not be indicative of the pro forma effect on net earnings (loss) in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to November 1, 1995, and since additional awards in future years are anticipated.

23.  Earnings (Loss) Per Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. For periods in which we have net earnings, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive common stock equivalents.

The numerator in calculating both basic and diluted net earnings per share for each period is net earnings. The denominator is based on the following number of common shares:

	For the years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Common Shares:
Weighted average common shares outstanding	11,231	10,798	10,934
Dilutive effect of common stock equivalents	251	-	-
Total	11,482	10,798	10,934

Net earnings (loss):	593	(2,079)	(1,404)
Net earnings (loss) per share:
Basic	0.05	(0.19)	(0.13)
Diluted	0.05	(0.19)	(0.13)

For the twelve months ended December 31, 2005, we excluded options to purchase 1,044,015 shares of common stock and common stock equivalents from the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the twelve months ended December 31, 2004 and for the twelve months ended December 31, 2003. For the twelve months ended December 31, 2004, options to purchase 200,710 shares of common stock and common stock equivalents, and for the twelve months ended December 31, 2003 options to purchase 62,149 shares of common stock and common stock equivalents would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

As of December 31, 2005, we had a total of 1,379,015 options outstanding, as of December 31, 2004, we had a total of 1,404,515 options outstanding and as of December 31, 2003 we had a total of 1,200,515 options outstanding.

24. Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. For the Years ended December 31, 2005, 2004 and 2003 advertising costs amounted to $391,000, $314,000 and $389,000, respectively.

25. Recent Accounting Pronouncements

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

  Effective January 1, 2006 we adopted SFAS No. 123(R), Share-Based Payment, or Statement 123(R). We plan to use the modified prospective transition method for our existing stock-based compensation plans. Under the modified prospective transition method, the fair value-based accounting method will be used for all employee awards granted, modified, or settled after the adoption date. Compensation cost related to the nonvested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123. Under this method, it is estimated that the adoption of SFAS No. 123(R) will result in approximately $350,000 of stock-based compensation expense before taxes in 2006 related to non-vested employee options issued prior to the adoption date. We anticipate we will grant additional employee stock options during 2006. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS 153 are not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The provisions of SFAS 154 are not expected to have a material effect on the Company’s consolidated financial statements.

The above discussion is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes which begin on page 33 of this Annual Report on Form 10-K which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

26. Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE B - LIQUIDITY

As disclosed in the financial statements, our operations generated cash in 2005. We continue to add products and distribution channels for our products and we closely monitor our costs. Our long term success will depend upon continued operating earnings and increased cash flow.

We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our operating requirements through at least December 31, 2006. This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company Note. The Company is also considering other sources of funding.

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

NOTE D - INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2005	2004
Raw materials	$349	$830
Work-in-progress	8	13
Finished goods	1,654	1,685
Less reserve for obsolescence	(317)	(967)
Inventory	$1,694	$1,561

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2005	2004
Leasehold improvements	$645	$449
Plant and machinery	7,925	7,327
Equipment, fixtures, fittings	572	687
Total property and equipment	9,142	8,463
Accumulated depreciation	(8,156)	(7,623)
Property and equipment, net	986	840

NOTE F - INCOME TAXES

For the periods noted below, the provisions for income taxes consists of the following:

	December 31,
(in thousands)	2005	2004	2003

Current:
Federal	$-	$-	$-
State	52	9	30
Foreign	-	-	62
Deferred:
Federal	-	-	-
Foreign	-	-	-
	$52	$9	$92
Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

	December 31,
(in thousands)	2005	2004	2003
Income tax (benefit) computed at U.S. corporate tax rate of 34%	$219	($704)	($595)
Adjustments attributable to
Valuation allowance	(241)	677	595
State Tax	34	9	30
Foreign Tax	6	6	62
Non-deductible expenses	16	21	-
Other	18	-	-
	$52	$9	$92

The components of the Company’s net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2005	2004
Current deferred tax asset
Inventories	$115	$392
Accruals	642	471
Other	292	337
Valuation	(1,049)	(1,200)
		-
Non-Current deferred tax asset
Intangibles	(270)	(224)
Foreign NOL carry forward	88	42
Net operating loss carry forward	9,084	9,051
Tax credit carry forward	1,202	1,202
Differences between book and
tax basis of property & equiment	286	185
Valuation	(10,390)	(10,256)
		-

Total	$-	$-

The change in the valuation allowance is attributable to current year book/tax differences and state net operating losses presented on a gross rather than net basis.

Net operating loss carry forwards available at December 31, 2005, expire as follows:

(in thousands)		Year of
	Amount	Expiration

Federal operating losses	$17,639	2006 - 2024
State operating losses	$61,930	2007 - 2024
Foreign	$295	N/A

We are entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce the our future tax liability. In March 2004, we filed a ruling request with the Internal Revenue Service (IRS) for an extension of time to file an election to carry forward some net operating losses that were in question.  In July 2004, we received permission to carry the net operating losses forward.  Therefore, we are entitled to the benefits of the net operating loss carry forwards.  The net operating loss carry forwards have been recorded as an asset in the financial statements with a corresponding valuation allowance. We will continue to evaluate the need for the valuation allowance on a quarterly basis beginning the first quarter of fiscal year 2006.

NOTE G - SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

We had one supplier from which our purchases were approximately 69% of cost of product sales for the year ended December 31, 2005, 37% of cost of product sales for the year ended December 31, 2004 and 13% of cost of product sales for the year ended December 31, 2003. Our accounts payable to this supplier was approximately $2.2 million and $700,000 at December 31, 2005 and 2004, respectively. The components included in the products purchased from this supplier can be sourced from other suppliers.

We conducted business with one related party during the year ended December 31, 2005. Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP. Salisbury & Ryan LLP provided legal services to the Company in fiscal 2005 and will continue to provide such services during fiscal 2006. During fiscal 2005 and 2004, Salisbury & Ryan LLP charged legal fees of approximately $263,000 and $175,000. Our accounts payable to Salisbury & Ryan LLP was $49,000 and $27,000 at December 31, 2005 and 2004, respectively. During fiscal 2003, Salisbury & Ryan LLP charged us approximately $360,000.

NOTE H - COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease. The leases expire at various dates through 2007. The net carrying value of assets financed by capital lease obligations is approximated $129,000 as of December 31, 2005. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005 (in thousands).

2006	$62
2007	61
Total minimum lease payments	123
Less amount representing interest	(5)
Present value of net minimum lease payments	$118

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2005, (in thousands) are as follows:

2006	$414
2007	420
2008	426
2009	420
2010	398
Beyond 2010	410
Total minimum lease payments	$2,488

Rent expense, including short-term leases, amounted to approximately $781,000, $777,000 and $759,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

NOTE I - BENEFIT PLANS

Savings and Investment Plan

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries. Employees are eligible for participation on the enrollment date following six months of service. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. Approximately $101,000, $82,000 and $44,000 were expensed for the years ended December 31, 2005, 2004 and 2003.

Employee Stock Purchase Plan

All employees of Numerex and its subsidiaries are entitled to participate in a discounted Employee Stock Purchase Plan. This plan allows employees to elect to have an amount withheld from their pay that is held in an account for the purchase of our common stock. The plan has two measurement dates per year - July 1 and January 1, which is used to determine the stock price at a 15% discount and number of shares issued to the employee. There are a total of 500,000 shares authorized of which 450 and 1,675 were issued in the year ended December 31, 2005 and December 31, 2004 at an average share price of $4.16 and $2.60, respectively. We had 496,978 shares available to be issued for this plan at December 31, 2005.

NOTE J - STOCK OPTION PLANS

We have outstanding stock options granted pursuant to three stock option plans. The 1994 Long-Term Incentive Plan (the “1994 Plan”), which was adopted in 1994, the Non-Employee Director Stock Option Plan (the “Director Plan”) which was adopted in 1996, and the Long-Term Incentive Plan (the “1999 Plan”). The 1994 Plan and the Director Plan were terminated and replaced by the 1999 Plan and was effective for options granted as of and from October 25, 1999. Options outstanding under the 1994 Plan and the Director Plan remain in effect, but no new options may be granted under those plans.

Under the 1999 Stock Option Plan, options to purchase Class A common shares are granted in the form of both incentive stock options and non-qualified stock options. The number of options granted under this plan is determined with each grant, except with respect to non-employee directors, who receive grants of non-qualified options of 4,000 shares at the end of each fiscal quarter. The price of such grants is equal to the closing market price of the shares on the date of grant. Options are exercisable based on the terms of such options, but no more than 10 years after the date of grant.

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

In the event of a “change in control” as defined in the 1999 Plan, 1994 Plan and Director Plan, respectively, all outstanding options become fully vested and are subject to exercise.

Incentive stock options and nonqualified stock options granted under the 1999 and 1994 Plans, respectively, expire 10 years after the grant date unless an option holder’s employment is terminated. Under such circumstances, the options typically expire three months from the date of employment termination.

Incentive and nonqualified options exercisable at December 31, 2005 and 2004 totaled 838,078 and 662,988, respectively. Options available for grant at December 31, 2005, for the 1999 Plan are 335,566 shares.

The fair value of each option on the date of grant for 2005, 2004, and 2003 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 69.8% for 2005, 77% for 2004 and 137% for 2003; risk-free interest rate of 4.35% for 2005, 3.69% for 2004 and 3.79% for 2003; and expected option lives of 6.7 years for 2005, 4.2 years for 2004 and 6.9 years for 2003.

The exercise price for 1,379,015 options outstanding at December 31, 2005, is between $1.00 and $12.94. Such options will expire on average in 6.7 years. The weighted average fair value of options granted during 2005, 2004, and 2003 was $3.09, $5.04 and $2.30, respectively, on the date of grant.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

	For the years ended December 31,
	FYE 12-31-05		FYE 12-31-04		FYE 12-31-03
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,404,515	4.88	1,200,515	5.21	1,058,873	6.17
Options granted	173,500	4.53	458,250	4.47	333,000	2.45
Options exercised	-	-	-	-	-	-
Options cancelled	(170,250)	5.71	-	-	-	-
Options expired	(28,750)	4.69	(254,250)	5.86	(191,358)	5.67
Outstanding, end of year	1,379,015	4.74	1,404,515	4.85	1,200,515	5.21
Exercisable, end of year	838,078	5.28	662,988	5.83	616,640	6.18

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2005	Weighted average exercise price
$1.00 - 4.00	590,865	6.85	$3.08	322,990	$3.03
4.01 - 8.00	618,150	7.19	$5.15	349,088	$5.60
8.01 - 12.94	170,000	4.57	$9.02	166,000	$8.98
	1,379,015	6.72	$4.74	838,078	$5.28

NOTE K - GEOGRAPHIC INFORMATION

Segment Information

Below is segment information for reportable segments of  Numerex is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies. The four reporting segments are Wireless Data Communications, which is made up of all of our wireless machine-to-machine communications products and services, Digital Multimedia and Networking, which includes our networking products and services and video conferencing products, Wireline, which are is our wire-line security detection products and services, and unallocated corporate expenses.

Wireless Data Communications Segment

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

Wireline Segment

The Wireline segment’s licensed technology creates a Derived Channel on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system. Derived Channel operates over a regular voice telephone line with no interference, whether or not the telephone is in use. The Company provides this service through its DCX Systems and DCX Australia subsidiaries.

Financial information for each reportable segment is as follows as of and for the years ended December 31, 2005, 2004 and 2003:
These are no inter-segment revenues.

	Year Ended December 31, 2005
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$22,328	$6,568	$1,050	$29,946
Interest income	2	-	1	3
Interest expense	2	5	1	8
Depreciation and amortization	1,201	332	121	1,654
Income tax expense	44	4	4	52
Gain on sale of assets	-	-	-	0
Segment profit/(loss) before tax	956	107	11	1,074
Segment assets	23,274	6,563	800	30,637

	Year Ended December 31, 2004
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$14,600	$7,402	$991	$22,993
Interest income	-	1	1	2
Interest expense	4	30	-	34
Depreciation and amortization	1,312	495	120	1,927
Income tax expense	4	2	(6)	0
Gain on sale of assets	250	-	-	250
Segment profit/(loss) before tax	(1,862)	402	77	(1,383)
Segment assets	23,954	6,815	1,153	31,922

	Year Ended December 31, 2003
	Wireless Data Communications	Digital Multimedia & Networking	Wireline	Total

Revenues from external customers	$12,687	$6,164	$1,306	$20,157
Interest income	3	11	2	16
Interest expense	38	86	-	124
Depreciation and amortization	1,709	579	107	2,395
Income tax expense	23	3	66	92
Gain on sale of assets	1,712	-	-	1,712
Segment profit/(loss) before tax	(1,947)	320	468	(1,159)
Segment assets	21,763	9,514	1,562	32,839

Net Loss	Year ended December 31,
	2005	2004	2003

Total earnings (loss) for reportable segments	$1,074	$(1,383)	$(1,159)
Unallocated corporate expenses	(481)	(696)	(245)
Net loss	$593	$(2,079)	$(1,404)

Assets	Year ended December 31,
	2005	2004	2003

Total assets for reportable segments	$30,637	$31,922	$32,839
Elimination of receivables from corporate	-	-	(358)
Other unallocated assets	5,711	690	1,489
Consolidated total assets	$36,348	$32,612	$33,970

	Segment	Unallocated	Consolidated
	Totals	Corporate	Totals
Other Significant Items

Year ended December 31, 2005
Interest income	$3	$22	$25
Interest expense	11	325	336
Net interest expense	8	303	311
Depreciation and amortization	1,654	186	1,840
Income tax expense	52	-	52

Year ended December 31, 2004
Interest income	$2	$1	3
Interest expense	34	606	640
Net interest expense	32	605	637
Depreciation and amortization	1,927	121	2,048
Income tax expense	-	9	9
Gain on sale of assets	250	-	250

Year ended December 31, 2003
Interest income	16	17	33
Interest expense	124	263	387
Net interest expense	108	246	354
Depreciation and amortization	2,395	175	2,570
Income tax expense	92	-	92
Gain on sale of assets	1,712	-	1,712

Information about the Company's operations in different geographic areas for the years ended December 31, 2005, 2004, and 2003 respectively, are as follows:

(in thousands)	U.S.	Australia	Consolidated
Net Sales
2005 - Year	$29,604	$342	$29,946
2004 - Year	22,588	405	22,993
2003 - Year	19,513	644	20,157

Operating profit/(loss)
2005 - Year	1,124	(163)	961
2004 - Year	(1,496)	(135)	(1,631)
2003 - Year	(2,911)	185	(2,726)

Identifiable assets
2005 - Year	35,173	1,175	36,348
2004 - Year	31,656	956	32,612
2003 - Year	32,757	1,213	33,970

NOTE L - SUBSEQUENT EVENTS

AirDesk  Acquisition - Unaudited
On January 5, 2006 we completed the acquisition of the assets of AIRDESK, Inc. through our wholly-owned subsidiary, Airdesk LLC. The result of Airdesk’s operations will be included in the consolidated financial statements from this date. The assets relate to AIRDESK’s machine-to-machine (M2M) solutions and services business in the United States and Canada. The acquisition solidifies our position as one of the market’s most comprehensive wireless M2M networks and solutions provider. The acquisition aligns AIRDESK’s digital M2M products and portfolio of industry-leading radio modules with our M2M network and services platform.

The assets acquired consist of furniture, fixtures, equipment (consisting of hardware and software), inventory, distribution rights agreements, accounts receivable, trademarks and other intellectual property, including AIRDESK’s network gateway and billing system and “Airsource” database library.

Total consideration for the asset purchase is approximately $3,967,000 payable in the form of shares of our common stock and the assumption of certain existing indebtedness of AIRDESK, Inc. In addition, if certain revenue and other performance targets are achieved, we could issue an additional 300,000 shares of our common stock (valued at approximately $1,500,000) over a three-year period.

We assumed approximately $2,382,000 of debt, of which $1,199,000 was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1,183,000 is payable over a two-year period. We also issued shares of common stock valued at approximately $196,000 to AIRDESK at closing and deposited the remaining shares of common stock, valued at approximately $1,132,000, with an Escrow Agent. AIRDESK retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to AIRDESK over a two-year period in accordance with the terms of the Escrow Agreement. In addition, we incurred approximately 257,000 of direct acquisition expenses that are included in the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

(in thousands)	At January 5, 2006
Current assets	$2,525
Property, plant and equipment	444
Other non-current assets	12
Intangible assets	2,255
Goodwill	1,637
Total assets acquired	6,873

Current liabilities	(3,388)
Long-term debt	(700)
Total liabilities assumed	(4,088)
Net assets acquired	$2,785

The $2,255,000 of acquired intangible assets was comprised of $1,510,000 assigned to customer relationships, $668,000 assigned to trademarks, and $77,000 assigned to a non-compete. The estimated useful life of the customer relationships is 9 years and the estimated useful life of the non-compete is 2 years. The trademarks are not subject to amortization.

The $1,637,000 of goodwill was assigned to the wireless data communications segment.

Laurus Conversion
On February 6, 2006, Laurus converted $1,263,780 of our outstanding debt into 238,000 shares of common stock. The result of this transaction was to eliminate our Second Note with Laurus, excluding the warrants issued with the Second Note. These warrants along with the warrants issued with the First Company Note, which total 400,000, remain outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of
Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. and subsidiaries (the “Company”) as of December 31, 2005, and 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Numerex Corp. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The Schedule II for the years ended December 31, 2005, 2004 and 2003, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/    Grant Thornton LLP

Atlanta, Georgia
February 23, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2005.  No changes were made in the Company’s internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information.

As previously reported, on January 5, 2006 we acquired the assets of AIRDESK, Inc. through our wholly-owned subsidiary, Airdesk LLC. We have evaluated the significance of the acquisition as of December 31, 2005 and concluded that neither the audited consolidated financial statements of AIRDESK nor pro forma financial information regarding the acquisition is required.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

  Incorporated by reference from the our Proxy Statement relating to the 2005 Annual Meeting of
Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,776,000	$6.72	224,263
Equity compensation plans not approved by security holders	-	-	-
Total	2,776,000	$6.72	224,263

Item 13. Certain Relationships and Related Transactions.

  Incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements; All financial statements of the Company as described in Item I of this report on Form 10-K.
2.	Financial statement schedule included in Part IV of this Form:
Page
Report of Independent Registered Public Accounting Firm                   50
Schedule II - Valuation and qualifying accounts                          53

3. Exhibits

2.11 Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited, dated November 12, 1999

2.22 Asset Transfer Agreement by and between Airdesk, LLC and Airdesk, Inc., effective January 1, 2006

3.13 Amended and Restated Articles of Incorporation of the Company

3.23 Bylaws of the Company

4.17 Securities Purchase Agreement, dated January 28, 2005, by and between the Company and Laurus

4.27 Convertible Term Note, dated January 28, 2005, by and between the Company and Laurus

4.37 Common Stock Purchase Warrant, dated January 28, 2005, by and between the Company and Laurus

4.47 Security Agreement, dated January 28, 2005, by and among the Company, its U.S. subsidiaries, and Laurus

4.567 Guaranty, dated January 28, 2005, entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus

4.67 Registration Rights Agreement, dated January 28, 2005, by and between the Company and Laurus

10.13 The Numerex Corp. Savings and Profit Sharing Plan -- Summary Plan Description (Management Compensation Plan)

10.24 Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10.35 Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10.46 Registration Agreement between the Company and Dominion dated July 13, 1992

10.55 Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director
10.68 1999 Long-Term Incentive Plan (Management Compensation Plan)

11  Computation of Earnings Per Share

21  Subsidiaries of Numerex Corp.

23  Consent of Grant Thornton LLP.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32.1  Rule 13a-14(b) Certification of Chief Executive Officer

32.2  Rule 13a-14(b) Certification of Chief Financial Officer

[1]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

2 Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006 (File No. 0-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

4 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

5 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

6 Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

7 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005 (File No. 0-22920)

8 Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004, 2003
(in thousands)

	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period

Description
Year ended December 31, 2005:
Accounts receivable
Allowance for uncollectible accounts	1,084	325	9	a	1,418
Inventory
Allowance for obsolescence	967	66	(716)	b	317
Year ended December 31, 2004:
Accounts receivable
Allowance for uncollectible accounts	609	475			1,084
Inventory
Allowance for obsolescence	681	286			967
Year ended December 31, 2003:
Accounts receivable
Allowance for uncollectible accounts	1,275	551	(1,217)	a	609
Inventory
Allowance for obsolescence	776	272	(367)	b	681

(a) Amounts written off as uncollectible, net of recoveries.
(b) Inventory physically disposed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: March 13, 2006	By:	/s/ Stratton J. Nicolaides
Chief Executive Officer
Title
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stratton J. Nicolaides
Stratton J. Nicolaides	Chairman and Chief Executive Officer	March 13, 2006

/s/ Brian C. Beazer
Brian C. Beazer	Director	March 13, 2006

/s/ George Benson
George Benson	Director	March 13, 2006

/s/ Matthew J. Flanigan
Matthew J. Flanigan	Director	March 13, 2006

/s/ Allan H. Liu
Allan H. Liu	Director	March 13, 2006

/s/ John G. Raos
John G. Raos	Director	March 13, 2006

/s/ Andrew J. Ryan
Andrew J. Ryan	Director	March 13, 2006

/s/ Nicholas Davidge	Director	March 13, 2006
Nicholas Davidge

/s/ Alan B. Catherall
Alan B. Catherall	Executive Vice President,	March 13, 2006
Chief Financial Officer,
Principal Accounting Officer