Form 10-Q
period 2006-03-31
NUMEREX CORP /PA/
filed 2006-05-15
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
MARCH 31, 2006	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1600 Parkwood Circle, Suite 500
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

As of May 9, 2006 an aggregate of 12,308,019 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,842	$2,821
Short-term investments	1,538	1,538
Accounts receivable, less allowance for doubtful accounts of $749 at March 31, 2006 and $704 at December 31, 2005:	8,433	6,046
Inventory	2,983	1,694
Prepaid expenses and other current assets	641	517
TOTAL CURRENT ASSETS	15,437	12,616

Property and Equipment, Net	1,139	986
Goodwill, Net	16,912	15,014
Other Intangibles, Net	8,371	6,268
Software, Net	1,285	1,020
Other Assets	222	444
TOTAL ASSETS	$43,366	$36,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,043	$3,911
Other current liabilities	2,004	1,876
Accrued commission	669	450
Note payable, current	500	490
Deferred revenues	1,183	1,056
Obligations under capital leases, current portion	59	58
TOTAL CURRENT LIABILITIES	11,458	7,841

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	45	60
Note Payable	700	718
TOTAL LONG TERM LIABILITIES	745	778

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000; issued 14,691,919 shares at March 31, 2006 and 14,033,877 shares at December 31, 2005	42,923	40,050
Additional paid-in-capital	1,236	1,136
Treasury stock, at cost, 2,391,400 shares on March 31, 2006 and December 31, 2005	(10,197)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income (loss)	(23)	(8)
Accumulated deficit	(2,776)	(3,252)
TOTAL SHAREHOLDERS' EQUITY	31,163	27,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,366	$36,348

See accompanying notes to condensed consolidated financial statements - unaudited

Numerex Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Net sales:
Product	$7,599	$2,622
Service	4,244	3,555
Total net sales	11,843	6,177
Cost of product sales (excluding depreciation)	6,174	2,186
Cost of services (excluding depreciation and amortization)	1,432	1,255
Depreciation and amortization	44	51
Gross Profit	4,193	2,685
Selling, general, and administrative expenses	2,793	2,152
Research and development expenses	296	270
Bad debt expense	-	58
Depreciation and amortization	448	454
Operating earnings (loss)	656	(249)
Interest income and (expense), net	(150)	(191)
Earnings (loss) before income taxes	506	(440)
Provision for income taxes	30	39
Net earnings (loss)	$476	$(479)
Foreign currency translation adjustment	12	20
Comprehensive earnings (loss)	$488	$(459)

Basic earnings (loss) per common share	$0.04	$(0.04)
Diluted earnings (loss) per common share	$0.04	$(0.04)
Number of shares used in per share calculation
Basic	12,243	10,837
Diluted	12,868	10,837

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the three month period
	ended March 31,
	2006	2005

Cash flows from operating activities:
Net earnings (loss)	$476	(479)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	141	168
Amortization	344	324
Allowance for doubtful accounts	-	58
Inventory Reserves	-	51
Non-cash interest expense	137	104
Stock options compensation expense	100	-
Stock issued in lieu of directors fees	10	-
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(1,283)	(670)
Inventory	(81)	117
Prepaid expenses & interest receivable	(261)	41
Other assets	400	69
Accounts payable	468	929
Other accrued liabilities	76	(255)
Deferred revenue	109	147
Income taxes	21	-
Net cash provided by operating activities:	657	604
Cash flows from investing activities:
Purchase of property and equipment	(198)	(99)
Purchase of intangible and other assets	(109)	(139)
Purchase of Airdesk, Inc., net of cash acquired	(1,379)	-
Net cash used in investing activities	(1,686)	(238)
Cash flows from financing activities:
Proceeds from exercise of common stock options	217	-
Proceeds from note payable and debt	-	1,500
Principal payments on capital lease obligations	(15)	(21)
Principal payments on notes payable and debt	(136)	(153)
Net cash provided by financing activities:	66	1,326
Effect of exchange differences on cash	(16)	-
Net (decrease)/increase in cash and cash equivalents	(979)	1,692
Cash and cash equivalents at beginning of year	2,821	1,684
Cash and cash equivalents at end of year	$1,842	$3,376
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	35	105
Income taxes	9	39
Disclosure of non-cash activities:
Capital leases	-	10
Stock issued for the purchase of Airdesk	1,503	-
Non-cash interest	137	104
Non-cash financing	1,317	146

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In Thousands)
(Unaudited)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total

Balance, December 31, 2005	14,034	$ 40,050	$ 1,136	$ (10,197)	$ (8)	$ (3,252)	$ 27,729
Issuance of shares under Directors
Stock Plan	4	10	-	-	-	-	10
Compensation for the issuance of stock options	-	-	100	-	-	-	100
Issuance of shares in connection with
exercise of stock options	58	217	-	-	-	-	217
Issuance of common stock for conversion of
debt to equity	248	1,143	-	-	-	-	1,143
Issuance of common stock in connection with purchase of Airdesk, Inc.	348	1,503	-	-	-	-	1,503
Translation adjustment	-	-	-	-	(15)	-	(15)
Net Earnings	-	-	-	-	-	476	476
Balance, March 31, 2006	14,692	$42,923	$1,236	$(10,197)	$(23)	$(2,776)	$31,163

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2005 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a leader in providing wireless fixed and mobile machine-to-machine (M2M) solutions, as well as a broad range of reliable, competitive network services and technology. A single-source provider for M2M requirements, Numerex enables real-time wireless data communications, monitoring, tracking, and service management tailored to the needs of each application, customer and industry, from vehicle location and tracking, to vending, security and utilities. Numerex products and services are primarily marketed and sold through alliance partners and indirect channels including integrators, licensees and distributors.  Wireless M2M network services and solutions are delivered through the Airdesk Wireless division. The Airdesk division was created when we acquired the assets of Airdesk Inc. on January 5, 2006 (see Note C - Investments). Wireless security solutions are delivered through the Uplink Security division. In addition to its core M2M business, Numerex markets proprietary digital multimedia and collaboration products to the educational and distance learning markets. It also provides networking and integration services to major telecommunications companies. Numerex primarily serves customers throughout the United States, Canada and Latin America. The Company is headquartered in Atlanta, Georgia.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries and include the results of Airdesk from January 5, 2006. The Airdesk acquisition was accounted for using the purchase method (see Note C - Investments). Significant intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash equivalents of $1.8 million at March 31, 2006 and $2.8 million at December 31, 2005, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit. Cash of $24,000 at March 31, 2006 and $60,000 at December 31, 2005 was held in our foreign bank account. Restricted cash of $46,000 was related to a letter of credit outstanding on March 31, 2006.

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

The investment securities held by the Company at March 31, 2006 are debt instruments and classified as held-to-maturity. The fair value of the securities is $1,538,000. The contractual maturity of the debt securities is $1,538,000. The security will mature on May 25, 2006.

5. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142), Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer amortized. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. The $1,898,000 increase in goodwill in Wireless Data Communications was due to the acquisition of the assets of Airdesk, Inc on January 5, 2006 (see Note C - Investments).

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The increase in intangible assets was primarily due to the acquisition of Airdesk which is comprised of $1,510,000 assigned to customer relationships, $668,000 assigned to trademarks, and $77,000 assigned to a non-compete. The estimated useful life of the customer relationships is 9 years and the estimated useful life of the non-compete is 2 years. The trademarks are not subject to amortization.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred. The following table provides a summary of the components of our intangible assets.

	March 31,	December 31,
(In thousands)	2006	2005
Wireless Data Communications
Goodwill	$12,777	$10,879
Digital Multimedia and Networking
Goodwill	4,135	4,135
Goodwill, net	$16,912	$15,014

Purchased and developed software	3,542	3,268
Patents, trade and service marks	12,125	11,452
Intangible and other assets	2,268	503
Total intangible assets	17,935	15,223
Accumulated amortization	(8,279)	(7,935)
Intangible assets, net	$9,656	$7,288

6. Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of ²temporary differences² by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided for deferred tax assets when it is more likely than not that the assets will not be realized. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. If we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Management evaluates the deferred tax asset valuation allowance on a quarterly basis.

7. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	March 31,	December 31,
(In thousands)	2006	2005
Raw materials	$214	$349
Work-in-progress	2	8
Finished goods	2,767	1,337
Inventory, net	$2,983	$1,694

8.  Notes Payable

As part of the acquisition of Airdesk (see Note C - Investments), we assumed a note payable to Motorola for $1,700,000 of which $500,000 was paid at closing on January 5, 2006, resulting in a balance of  $1,200,000 at March 31, 2006.  The note bears an interest rate of eight percent (8%) per annum.  The balance of the principal is payable in three installments of $500,000 due on September 30, 2006, $500,000 due on June 30, 2007 and $200,000 due on December 1, 2007.

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

9.  Shareholders’ Equity

Shareholders’ Equity increased by $3.4 million for the three-month period ending March 31, 2006. The increase in Shareholders’ Equity was attributable to the issuance of common shares for the purchase of Airdesk and for the conversion of common shares for the note payable. There was also in increase of $476,000 in the accumulated deficit due to the current earnings.

10.  Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the Long-Term Incentive Plan (the “1999 Plan”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $100,000 which consisted of stock-based compensation expense related to employee equity awards. There was no stock-based compensation expense related to employee equity awards recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

A summary of the company's stock option activity and related information follows:

For the three months ended March 31, 2006
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/05	1,379,015	4.74
Options granted	115,000	4.75
Options exercised	(57,200)	3.79
Options cancelled	-	0
Options expired	(2,500)	5.13
Outstanding, end of period	1,434,315	4.78	6.80	$ 4,936,656
Exercisable, end of period	838,940	5.20	6.39	$ 2,588,008

The following table summarizes information about fixed stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2006	Weighted average exercise price
$1.00 - 4.00	552,865	6.77	$3.06	329,990	$2.87
4.01 - 8.00	711,450	7.41	$5.09	342,950	$5.61
8.01 - 12.94	170,000	4.33	$9.02	166,000	$8.98
	1,434,315	6.72	$4.78	838,940	$5.20

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life was based on the contractual term of the option and expected employee exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

The key assumptions used in the valuation model during the three months ended March 31, 2006 and 2005 are provided below:

	Three Months Ended
	March 31,
	2006	2005
Valuation Assumptions:
Volatility	67.42%	70.55%
Expected term	6.3 years	8 years
Risk free interest rate	4.31%	4.05%
Dividend yield	0.00%	0.00%

The Company recognized $100,000 of stock based compensation expense during the quarter ended March 31, 2006. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for the three months ended March 31, 2005.

The Company’s pro forma information is as follows:

Three Months Ended
(In thousands, except per share data)	March 31, 2005
Net loss - as reported	$(479)
Less: stock based employee compensation expense determined under the fair value based method for all awards, not recorded in net loss as reported.	75
Pro forma net loss	$(554)

Basic and diluted loss per share:
As reported	$(0.04)
Pro forma	$(0.05)

11. Earnings Per Share

Basic net earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding. For periods in which we have net earnings, diluted net earnings per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005

Common Shares:
Weighted average common shares outstanding	12,145	10,837
Dilutive effect of common stock equivalents	616	-
Total	12,761	10,837

Net earnings (loss):	$476	$(479)

Net earnings (loss) per common share:
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

For the three months ended March 31, 2006, we excluded options to purchase 212,000 shares of common stock and common stock equivalents from the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.
With the acquisition of Airdesk, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period. These shares are currently held in Escrow are not included in the basic and diluted share calculation.

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005. For the three months ended March 31, 2005, options to purchase 1,408,000 shares of common stock and common stock equivalents, would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

12.  Revenue Recognition

Our revenue is generated from three sources:
•  the supply of product, under non recurring agreements,
•  the provision of services, under non recurring agreements and,
•  the provision of data transportation services, under recurring or multi-year contractually based agreements.

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

13. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

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

14.   Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries that elect to participate. Employees are eligible for participation on the enrollment date following six months of service. We contributed an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. The matching contributions made by us vest over a three-year period at a rate of 33% per year. Approximately $33,300 and $26,500 were expensed for the quarters ended March 31, 2006 and 2005, respectively.

15.  Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C - INVESTMENTS

AirDesk  Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of AIRDESK, Inc. through its wholly owned subsidiary, Airdesk LLC. The results of Airdesk’s operations have been included in the consolidated financial statements from this date. The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada. The acquisition aligns Airdesk’s digital M2M products and portfolio of industry leading radio modules with the Company’s M2M network and services platform.

The assets acquired consist of furniture, fixtures, equipment (consisting of hardware and software), inventory, distribution rights agreements, accounts receivable, trademarks and other intellectual property, including Airdesk’s billing system and “Airsource” database library.

Total consideration for the asset purchase was approximately $4,226,000 payable in the form of shares of the Company’s common stock and the assumption of certain existing indebtedness of AIRDESK, Inc. In addition, if certain revenue and other performance targets are achieved, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period.

The Company assumed approximately $2,475,000 of debt, of which $1,199,000 was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1,276,000 is payable over a two-year period. The Company also issued shares of common stock valued at approximately $196,000 to AIRDESK at closing and deposited the remaining shares of common stock, valued at closing at approximately $1,306,000, with an Escrow Agent. AIRDESK retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to AIRDESK over a two-year period in accordance with the terms of the Escrow Agreement. In addition, the Company incurred approximately $249,000 of direct acquisition expenses that are in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At January 5, 2006
Current assets	$2,410
Property, plant and equipment	444
Other non-current assets	12
Intangible assets	2,255
Goodwill	1,898
Total assets acquired	7,019

Current liabilities	(3,367)
Long-term debt	(700)
Total liabilities assumed	(4,067)
Net assets acquired	$2,952

The $2,255,000 of acquired intangible assets was comprised of $1,510,000 assigned to customer relationships, $668,000 assigned to trademarks, and $77,000 assigned to a non-compete. The estimated useful life of the customer relationships is 9 years and the estimated useful life of the non-compete is 2 years. The trademarks are not subject to amortization.

The $1,898,000 of goodwill was assigned to the wireless data communications segment. The goodwill and intangible assets will not be deductible for income tax purposes, thus resulting in a $635,000 lowering of the consolidated valuation allowance on deferred tax assets.

NOTE D - LIQUIDITY

We believe that our existing cash and cash equivalents, will be sufficient to meet our operating requirements through at least December 31, 2006. This belief could be affected by a material adverse change in our operating business. The Company is also considering other sources of funding.

NOTE E - GEOGRAPHIC INFORMATION

Segment Information

Beginning in fiscal year 2006, the Company adopted a new business strategy, which focuses on two distinct segments: Wireless Data Communications, Digital Multimedia, Networking and Wireline Security and Unallocated Corporate. The Wireless Data Communications segment is made up of all our wireless machine-to-machine communications products and services. The Digital Multimedia, Networking and Wireline Security includes our networking products and services, video conferencing products, and our wire-line security detection products. There are expenses, such as depreciation and amortization at the corporate level that are not allocated to the other reportable segments.

Summarized below are the Company’s revenues and net income (loss) by reportable segment. Prior year information has been restated to conform to current year’s segmentation disclosure.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Revenues:
Wireless Data Communications	$10,403	$4,856
Digital Multimedia, Networking and Wireline Security	1,440	1,321
	$11,843	$6,177
Operating earnings (loss) before taxes
Wireless Data Communications	$634	$83
Digital Multimedia, Networking and Wireline Security	(3)	(298)
Unallocated Corporate	(125)	(225)
	$506	$(440)
Depreciation and Amortization
Wireless Data Communications	$339	$323
Digital Multimedia, Networking and Wireline Security	98	130
Unallocated Corporate	55	52
	$492	$505

March 31,		Dec. 31
Identifiable Assets	2006	2005
Wireless Data Communications	$31,777	$23,244
Digital Multimedia, Networking and Wireline Security	7,010	7,360
Unallocated Corporate	4,579	5,744
	$43,366	$36,348

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

Revenues for the first quarter of 2006 increased 92% compared to the first quarter of 2005. We also continued to see growth in our wireless data products and services. Wireless data revenues increased over 190%, primarily as a result of increased product sales, compared to the first quarter last year and almost 73% since December 31, 2005. The increase in the current year revenues compared to the prior year is partially attributable to the increased product sales as a result of the addition of Airdesk and to a lesser extent, growth in wireless M2M products and services.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes and valuation of intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. We believe that certain significant accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

For additional information regarding the Company’s critical accounting policies see Note B to the Condensed Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2005 and the condensed consolidated financial statements contained therein.

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

Numerex Corp.
Condensed Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005	Change	% Change
Net sales:
Product	$7,599	$2,622	$4,977	190%
Service	4,244	3,555	689	19%
Total net sales	11,843	6,177	5,666	92%

Cost of product sales (excluding depreciation)	6,174	2,186	3,988	182%
Cost of services (excluding depreciation and amortization)	1,432	1,255	177	14%
Depreciation and amortization	44	51	(7)	-14%
Gross Profit	4,193	2,685	1,508	56%
	35.4%	43.5%	26.6%
Selling, general, and administrative expenses	2,793	2,152	641	30%
Research and development expenses	296	270	26	10%
Bad debt expense	-	58	(58)	-100%
Depreciation and amortization	448	454	(6)	-1%
Operating earnings / (loss)	656	(249)	905	n/m

Interest income and (expense), net	(150)	(191)	41	-21%
Earnings (loss) before taxes	506	(440)	946	n/m
Provision for income taxes	30	39	(9)	-23%
Net earnings (loss)	$476	$(479)	955	n/m

Basic earnings (loss) per common share	$0.04	$(0.04)
Diluted earnings (loss) per common share	$0.04	$(0.04)
Number of shares used in per share calculation
Basic	12,243	10,837
Diluted	12,868	10,837

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales
	Three Month Period Ended
	March 31,
	2006	2005
Wireless Data Communications
Product	61.6%	37.4%
Service	26.3%	41.2%
Sub-Total	87.8%	78.6%
Digital Multimedia, Networking and Wireline Security
Product	2.6%	5.1%
Service	9.6%	16.3%
Sub-Total	12.2%	21.4%
Total net sales
Product	64.2%	42.4%
Service	35.8%	57.6%
Total net sales	100.0%	100.0%
Cost of product sales (excluding depreciation)	52.1%	35.4%
Cost of services (excluding depreciation
and amortization)	12.1%	20.3%
Depreciation and amortization	0.4%	0.8%
Gross Profit	35.4%	43.5%
Selling, general, and administrative expenses	23.6%	34.8%
Research and development expenses	2.5%	4.4%
Bad debt expense	0.0%	0.9%
Depreciation and amortization	3.8%	7.3%
Operating earnings (loss)	5.5%	-4.0%
Interest income (expense)	-1.3%	-3.1%
Net earnings (loss) before income taxes	4.3%	-7.1%
Income taxes	0.3%	0.6%
Net earnings (loss)	4.0%	-7.8%

See notes to consolidated financial statements

Results of Operations

First quarter fiscal year 2006 compared to first quarter fiscal year 2005

Net Sales

Net sales increased 92% to $11.8 million for the three-month period ended March 31, 2006 as compared to $6.1 million for the three-month period ended March 31, 2005. The increase in total net sales for the first quarter was attributable to a 190% increase in total product sales and a 19% increase in sales of services. The majority of the product and service sales increase for the quarter ended March 31, 2006, compared to the same period in 2005, was in Wireless Data Communications as a result of our acquisition of the assets of Airdesk in January 2006. These increases were partially offset by a decrease in Digital Multimedia, Networking and Wireline Security product sales.

Net sales from Wireless Data Communications increased 87.8% to $10.4 million for the three-month period ended March 31, 2006 as compared to $4.9 million for the three-month period ended March 31, 2005. The increase in net sales for the period was the result of an increase in product sales (up 46.4% from the same period last year) and an increase in service sales (up 27.9% versus the same period last year). The increase in Wireless Data Communications product sales of $5.0 million for the first quarter of 2006 versus the same period in 2005 was primarily the result of product sales in Airdesk, LLC. Product sales also increased due to higher demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations.

During the three-month period ended March 31, 2006, Wireless Data Communications service revenues increased 22% to $3.1 million as compared to $2.5 million for the three-month period ended March 31, 2005. These increases were primarily due to an increase in the number of connections to our Cellemetry wireless network. Revenues from connections to our network increased $309,000 for the three-month period ended March 31, 2006 compared to the same period in 2005. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize the Cellemetry network to provide customer services. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security increased 9.0% to $1.4 million for the three-month period ended March 31, 2006 compared to $1.3 million for the three-month period ended March 31, 2005. The increase in first quarter revenues compared to the first quarter of 2005 was due to a 12% increase in service revenues to $1.1 million primarily due to installation and integration services. Installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. This increase was partially offset by decreased sales of our interactive videoconferencing products (PowerPlay), which is sold directly or indirectly (as a subcontractor) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Cost of Sales

Cost of product sales increased 182.2% to $6.2 million for the three-month period ended March 31, 2006 as compared to $2.2 million for the three-month period ended March 31, 2005. The increase in cost of sales was primarily the result of our acquisition of Airdesk as well as higher product sales volume of our Uplink Security devices.

Cost of services increased 14% to $1.4 million for the three-month period ended March 31, 2006 as compared to $1.3 million for the three-month period ended March 31, 2005. The increase in cost of services for the three month period ended March 31, 2006 versus the same period in 2006 was primarily the result of higher service revenue in both Wireless Data Communications and higher service sales volume in Digital Multimedia, Networking and Wireline Security.

Cost of sales depreciation and amortization expense decreased 14% to $44,000 for the three-month period ended March 31, 2006 as compared to $51,000 for the three-month period ended March 31,2005. This decrease was primarily due to certain assets becoming fully depreciated.

Gross Profit

Gross profit, as a percentage of net sales, was 35.4% for the three-month period ended March 31, 2006 compared to 43.5% for the three-month period ended March 31, 2005. The total gross profit as a percentage of sales decreased for the quarter ended March 31, 2006 compared to the same period in 2005 because product sales were 64.2% of total sales for the quarter ended March 31, 2006 versus 42.4% for the quarter ended March 31, 2005. Since gross profit as a percentage of sales is generally less on product sales than for service revenue, the increase in product sales versus service revenue resulted in a lower gross profit percentage.

Operating Expenses

Selling, general, administrative and other expenses increased 29.8% to $2.8 million for the three-month period ended March 31, 2006 as compared to $2.2 million for the three-month period ended March 31, 2005. This increase is primarily the result of our acquisition of Airdesk.

Research and development expenses increased 9.6% to $296,000 for the three-month period ended March 31, 2006 as compared to $270,000 for the three-month period ended March 31, 2005. This increase is primarily due to increased contractor costs related to digital development projects.

Bad debt expense decreased to $0 for the quarter ended March 31, 2006 from $58,000 in the same quarter in 2005. Bad debt decreased during this period as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in the general economic conditions.

Operating expense depreciation and amortization expense decreased 1.3% to $448,000 for the three-month period ended March 31, 2006 as compared to $454,000 for the three-month period ended March 31, 2005. This decrease was attributable to some assets becoming fully depreciated.

Interest expense decreased for the three-month period ended March 31, 2006 to $150,000 as compared to $191,000 for the three-month period ended March 31, 2005. This decrease was primarily the result of the conversion of an outstanding note on February 6, 2006, essentially eliminating the note payable to Laurus Master Fund. As a result of the conversion there was $137,000 in interest expense related to the beneficial conversion feature that was associated with the second company note.

We are entitled to the benefits of certain net operating loss carry forwards. However, we believe it is unlikely that we will utilize the deferred tax items in the near future; therefore, we have not recorded a federal tax benefit for the quarter ended March 31, 2006. The $30,000 provision for income taxes for the quarter ended March 31, 2006 is related to certain state income taxes. The $39,000 income tax expense for the quarter ended March 31, 2005 is related to certain state and foreign income taxes.

Basic and diluted earning per common share was $0.04 for three-month period ended March 31, 2006 as compared to basic and fully diluted loss per share of $0.04 for the three-month period ended March 31, 2005.

The basic weighted average shares outstanding was 12,145,000 and diluted weighted average shares outstanding was 12,764,000 for the three-month period ended March 31, 2005 as compared to basic and diluted weighted average shares outstanding of 10,837,000 for the three-month period ended March 31, 2005. This increase was due to 348,000 shares issued for the acquisition of Airdesk, LLC., and 238,000 shares issued upon conversion by Laurus for principle reduction on the second Company Note.

Liquidity and Capital Resources

We had working capital of $4.0 million as of March 31, 2006 compared to a working capital of $4.8 million at December 31, 2005. We had cash balances of $1.8 million and $2.8 million, respectively, as of March 31, 2006 and December 31, 2005. The decrease in our working capital and cash balances is primarily related to the cash used for our acquisition of Airdesk, LLC.

We provided cash from operating activities totaling $657,000 for the three-month period ended March 31, 2006 compared to providing cash of $604,000 for the three-month period ended March 31, 2005. The increase in cash provided by operating activities for the three months ended March 31, 2006 versus the comparable period of 2005 was primarily due to an increase in net earnings, and an increase in other assets. These were partially offset by an increase in accounts receivable, a decrease in accounts payable, a decrease in other accrued liabilities and an increase in prepaids.

We used cash in investing activities totaling $1.7 million for the three-month period ended March 31, 2006 compared to $238,000 for the three-month period ended March 31, 2005. The increase in cash used in investing activities was primarily due to the acquisition of Airdesk, LLC.

We generated cash from financing activities totaling $66,000 for the three-month period ended March 31, 2006 compared to $1.3 million for the three-month period ended March 31, 2005. For the period ended March 31, 2006 cash generated from financing activities was primarily related to the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable. The cash generated from financing activities for the period ended March 31, 2005 was primarily from the funds received from the second Company Note.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

We believe that our existing cash and cash equivalents will be sufficient to meet our operating requirements through December 31, 2006. We expect that significant additional capital may be required to continue to expand our business through strategic acquisitions or internal growth. We may seek to raise this capital through public or private equity offerings, debt financing, strategic alliances or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, our shareholders likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

At March 31, 2006, we have not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, we are not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through its operations.

At March 31, 2006, we have obligations under a note payable and under capital leases, both of which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows should not be material.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2006. No changes were made in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005 and the information under “Forward-Looking Statements” included in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable.

Item 3. Defaults Upon Senior Securities.

None - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None - not applicable.

Item 5. Other Information.

None - not applicable.

Item 6. Exhibits

Exhibit 2.1 Asset Transfer Agreement, dated January 5, 2006 and effective as of January 1, 2006, by and between Airdesk, LLC, a wholly-owned subsidiary of the Company, and AIRDESK, Inc. (filed on January 11, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit 31.1 Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14.

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

NUMEREX CORP.
(Registrant)

Date:   May 15, 2006                /s/ Stratton J. Nicolaides
STRATTON J. NICOLAIDES
                            Chairman and Chief Executive Officer

Date:   May 15, 2006             /s/ Alan B. Catherall
    ALAN B. CATHERALL
  Chief Financial Officer,
  Executive Vice President, and
                  Principal Financial and Accounting Officer