Form 10-Q
period 2006-06-30
NUMEREX CORP /PA/
filed 2006-08-14
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
JUNE 30, 2006	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of August 9, 2006 an aggregate of 12,313,143 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

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

Any one or any combination of factors could have a material adverse effect on the Company's results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: competition; the pace of technological change; customer acceptance of products and services; inability to manage rapid expansion; the availability of capital to fund further development of products and services to meet technological or competitive changes; unforeseen product defects or failures; the introduction, withdrawal, success and timing of business initiatives and strategies; interruption in flow of products from our suppliers; changes in customer distribution channels; changes in telecommunications regulations; ability to maintain and operate our Numerex networks efficiently; network failures; international regulations; loss of intellectual property protection; inability to maintain secrecy and confidentiality obligations; product certification requirements; indirect regulations on our network; changes in customer spending patterns; variations in quarterly operating results; the inability to attain revenue and earnings growth; changes in interest rates; inflation; general economic conditions and conditions affecting the capital markets. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share information)
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,580	$2,821
Short-term investments	64	1,538
Accounts receivable, less allowance for doubtful accounts of $639 at June 30, 2006 and $704 at December 31, 2005:	10,933	6,046
Inventory	3,325	1,694
Prepaid expenses and other current assets	606	517
TOTAL CURRENT ASSETS	27,508	12,616

Property and Equipment, Net	1,118	986
Goodwill, Net	18,241	15,014
Other Intangibles, Net	6,955	6,268
Software, Net	1,460	1,020
Other Assets	469	444
TOTAL ASSETS	$55,751	$36,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,664	$3,911
Other current liabilities	2,775	2,326
Note payable, current	1,822	490
Deferred revenues	1,658	1,056
Obligations under capital leases, current portion	94	58
TOTAL CURRENT LIABILITIES	14,013	7,841

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	146	60
Note Payable	8,532	718
TOTAL LONG TERM LIABILITIES	8,678	778

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000; issued 14,702,341 shares at June 30, 2006 and 14,033,877 shares at December 31, 2005	42,990	40,050
Additional paid-in-capital	2,181	1,136
Treasury stock, at cost, 2,391,400 shares on June 30, 2006 and December 31, 2005	(10,197)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive loss	(23)	(8)
Accumulated deficit	(1,892)	(3,252)
TOTAL SHAREHOLDERS' EQUITY	33,059	27,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,751	$36,348

See accompanying notes to condensed consolidated financial statements - unaudited

Numerex Corp.
Condensed Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Product	$8,273	$3,526	$15,871	$6,147
Service	4,620	3,837	8,864	7,393
Total net sales	12,892	7,363	24,735	13,540

Cost of product sales (excluding depreciation)	6,716	2,505	12,890	4,690
Cost of services (excluding depreciation and amortization)	1,471	1,548	2,905	2,802
Depreciation and amortization	40	53	84	91
Gross Profit	4,666	3,257	8,857	5,957

Selling, general, and administrative expenses	2,938	2,094	5,731	4,253
Research and development expenses	280	286	575	554
Bad debt expense	83	101	83	159
Depreciation and amortization	395	438	844	905
Operating earnings	970	338	1,624	86

Interest expense, net	(69)	(93)	(218)	(279)
Other expense, net	(3)	(1)	(1)	(4)
Earnings (loss) before income taxes	898	244	1,406	(197)

Provision for income taxes	15	4	46	43
Net earnings (loss)	$883	$240	$1,360	$(240)

Basic earnings (loss) per common share	$0.07	$0.02	$0.11	$(0.02)
Diluted earnings (loss) per common share	$0.07	$0.02	$0.11	$(0.02)
Number of shares used in per share calculation
Basic	12,307	10,903	12,275	10,870
Diluted	13,021	11,957	12,944	10,870

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the six month period
	ended June 30,
	2006	2005

Cash flows from operating activities:
Net earnings (loss)	$1,360	(240)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation	294	316
Amortization	634	680
Allowance for doubtful accounts	83	148
Inventory Reserves	(78)	104
Non-cash interest expense	137	104
Stock options compensation expense	199	-
Stock issued in lieu of directors fees	38	-
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(1,558)	(1,024)
Inventory	(345)	(162)
Prepaid expenses & interest receivable	(257)	159
Other assets	183	181
Accounts payable	1,090	1,213
Other accrued liabilities	188	(272)
Deferred revenue	584	30
Income taxes	38	-
Net cash provided by operating activities:	2,589	1,237
Cash flows from investing activities:
Purchase of property and equipment	(216)	(141)
Purchase of intangible and other assets	(480)	(283)
Sale of short-term investment, net	1,474
Purchase of Airdesk, Inc, net of cash acquired	(3,686)	-
Net cash used in investing activities	(2,909)	(424)
Cash flows from financing activities:
Proceeds from exercise of common stock options	258	-
Proceeds from note payable and debt	10,000	1,500
Principal payments on capital lease obligations	(28)	(54)
Principal payments on notes payable and debt	(136)	(344)
Net cash provided by financing activities:	10,094	1,102
Effect of exchange differences on cash	(16)	(8)
Net increase in cash and cash equivalents	9,759	1,907
Cash and cash equivalents at beginning of year	2,821	1,684
Cash and cash equivalents at end of year	$12,580	$3,591
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	104	207
Income taxes	46	43
Disclosure of non-cash activities:
Capital leases	-	182
Common stock issued for the purchase of Airdesk	1,329	-
Non-cash interest	137	104
Debt converted to common stock	1,317	405

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)
(Unaudited)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total

Balance, December 31, 2005	14,034	$40,050	$1,136	$(10,197)	$(8)	$(3,252)	$27,729
Issuance of shares under Directors
Stock Plan	5	37	-	-	-	-	37
Compensation for the issuance of stock options	-	-	199	-	-	-	199
Issuance of shares in connection with
exercise of stock options	67	257	-	-	-	-	257
Issuance of common stock for conversion of
debt to equity	248	1,317	-	-	-	-	1,317
Issuance of common stock in connection with purchase of Airdesk, Inc.	348	1,329	-	-	-	-	1,329
Warrants			846	-	-	-	846
Translation adjustment	-	-	-	-	(15)	-	(15)
Net Earnings	-	-	-	-	-	1,360	1,360
Balance, June 30, 2006	14,702	$42,990	$2,181	$(10,197)	$(23)	$(1,892)	$33,059

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2005 and the consolidated financial statements contained therein.

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

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries and include the results of Airdesk from January 1, 2006. The Airdesk acquisition was accounted for using the purchase method (see Note C - Acquisitions). Significant intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash equivalents of $12.6 million at June 30, 2006 and $2.8 million at December 31, 2005, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit. Cash of $50,000 at June 30, 2006 and $60,000 at December 31, 2005 was held in our foreign bank account. Restricted cash of $46,000 was related to a letter of credit outstanding on June 30, 2006 and December 31, 2005.

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

The investment securities held by the Company at June 30, 2006 are debt instruments and classified as held-to-maturity. The fair value of the securities was $64,000 at June 30, 2006 and at December 31, 2005 the fair value of the securities was $1,538,000.

5. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, customer relationships and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. Customer relationships is amortized using the straight-line method over 4 years. The $3,227,000 increase in goodwill in Wireless Data Communications was due to the acquisition of the assets of Airdesk, Inc on January 5, 2006 (see Note C - Acquisitions).

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The increase in other intangible assets was primarily due to the acquisition of Airdesk which is comprised of $668,000 assigned to trademarks, $189,000 assigned to customer relationships and $77,000 assigned to a non-compete agreement. The estimated useful life of the customer relationships is 4 years and the estimated useful life of the non-compete agreement is 2 years. The trademarks are not subject to amortization.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred. The following table provides a summary of the components of our intangible assets.

	June 30,	December 31,
(In thousands)	2006	2005
Wireless Data Communications
Goodwill	$15,511	$12,284
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,409	5,409
Accumulated Amortization	(1,274)	(1,274)
Goodwill, net	$18,241	$15,014

Purchased and developed software	3,890	3,268
Patents, trade and service marks	12,110	11,452
Other Intangible assets	985	503
Total intangible assets	16,985	15,223
Accumulated amortization	(8,570)	(7,935)
Intangible assets, net	$8,415	$7,288

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

7. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Raw materials	$947	$349
Work-in-progress	1	8
Finished goods	2,377	1,337
Inventory, net	$3,325	$1,694

8.  Notes Payable

As part of the acquisition of Airdesk (see Note C - Acquisitions), we assumed a note payable to Motorola for $1,700,000 of which $500,000 was paid closing on the acquisition on January 5, 2006, resulting in a balance of  $1,200,000 at June 30, 2006.  The note bears an interest rate of eight percent (8%) per annum.  The balance of the principal is payable in three installments of $500,000 due on September 30, 2006, $500,000 due on June 30, 2007 and $200,000 due on December 1, 2007.

Effective as of May 30, 2006, we completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $5,000,000 (“Note A”) (ii) a non-convertible term note in the principal amount of $5,000,000 (“Note B”), and (iii) a warrant to purchase up to 241,379 shares of our common stock. Interest accrues on each of the notes at a rate of 9.75% annually. Both notes have four year terms and are secured by substantially all of our assets.

Interest and principal under the convertible note may be paid in either cash or, subject to certain conditions, in shares of our common stock. If payments are made in cash, principal reductions will begin in December 2006 and will continue for the next 42 months with the final payment due in May 2010. We may only use common stock to make payments on the convertible note if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $8.70. The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $7.91 per share.

The warrant is exercisable by the holder until May 30, 2013. Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $7.73. We are required to register the common stock underlying the Warrant for resale by Laurus. The Securities and Exchange Commission declared the registration statement effective on August 8, 2006. Note A also contains a beneficial conversion feature with a contingent conversion option. The value of the Beneficial Conversion Feature was measured as of the commitment date. The value at the commitment date was $37,000.

We also completed two prior private placements with Laurus. On January 13, 2004, we completed our first private placement to Laurus of (i) a Convertible Term Note in the aggregate principal amount of $4,500,000 (the “First Company Note”), and (ii) a warrant to purchase up to 300,000 shares of the Company’s common stock (the “First Warrant”). The First Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches. The first tranche is exercisable for up to 150,000 shares of common stock at a price of $4.75 per share. The second tranche is exercisable for up to 100,000 shares of common stock at a price of $5.17 per share. The third tranche is exercisable for up to 50,000 shares of common stock at a price of $5.99 per share. We also agreed to register the common stock underlying the First Warrant for resale by Laurus, and have such registration declared effective, by August 13, 2004. Such registration statement was declared effective on November 22, 2004. As a result, under the terms of the First Warrant, we issued warrants covering additional 66,000 shares pursuant to the registration rights agreement. On July 6, 2005 we voluntarily converted $2,280,000 of the outstanding debt associated with the First Company Note into 500,000 shares of common stock. On August 1, 2005 we converted the $953,040 remaining outstanding portion of the debt associated with the First Company Note into 209,000 shares of common stock.

On January 28, 2005, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note provided that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We were required to register the common stock underlying the Second Company Warrant for resale by Laurus, and have such registration declared effective, by August 28, 2005. Such registration statement was declared effective June 17, 2005. The Second Company Note also contains a beneficial conversion feature with a contingent conversion option. The value of the beneficial conversion feature was measured as of the commitment date. The value at the commitment date was $154,000. On February 6, 2006, Laurus converted $1,263,780 of our outstanding debt, including $8,944 of accrued interest into 238,000 shares of common stock. The result of this transaction was to eliminate our Second Company Note with Laurus, excluding the warrants issued with the Second Company Note. These warrants along with the warrants issued with the First Company Note, which total 400,000, remain outstanding.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $99,000 and for the six months ended June 30, 2006 was $199,000, which consisted of stock-based compensation expense related to employee equity awards. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2006, net of estimated forfeitures, is $876,000 and is expected to be recognized over a weighted-average period of 8.6 years. There was no stock-based compensation expense related to employee equity awards recognized during the three and six months ended June 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The impact of adopting SFAS 123(R) on January 1, 2006, was to lower the Company’s earnings before taxes and net earnings for the three and six months ended June 30, 2006 by $99,000 and $199,000, respectively. Basic and diluted net earnings per share for the three and six months ended June 30, 2006 were lower by $0.01 and $0.03 respectively, as a result of adopting SFAS 123(R).

We have outstanding stock options granted pursuant to three stock option plans. The 1994 Long-Term Incentive Plan (the “1994 Plan”), which was adopted in 1994, the Non-Employee Director Stock Option Plan (the “Director Plan”) which was adopted in 1996, and the Long-Term Incentive Plan (the “1999 Plan”). The 1994 Plan and the Director Plan were terminated and replaced by the 1999 Plan and was effective for options granted from October 25, 1999. Options outstanding under the 1994 Plan and the Director Plan remain in effect, but no new options may be granted under those plans. Options issued under the 1999 Plan typically vest ratably over a four-year period. Options issued under the 1994 Plan typically vest over a five-year period. Certain options issued under the 1994 Plan have cliff-vesting terms at the end of a five-year period and terms which provide for the acceleration of vesting upon the attainment of specified market prices for our common stock for a period of 60 days.

The aggregate number of shares, which may be issued upon the exercise of options under the 1999 Plan, is 1,500,000 shares of Class A Common Stock.A summary of the company's stock option activity and related information follows:

For the period ended June 30, 2006
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/05	1,379,015	4.74
Options granted	115,000	4.75
Options exercised	(65,950)	3.91
Options cancelled	-	-
Options expired	(2,500)	5.13
Outstanding, end of period	1,425,565	4.78	6.54	$ 3,710,877
Exercisable, end of period	881,190	5.13	5.30	$ 2,096,881

The following table summarizes information about fixed stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2006	Weighted average exercise price
$1.00 - 4.00	552,865	6.52	$3.06	351,740	$2.86
4.01 - 8.00	702,700	7.15	$5.10	361,450	$5.55
8.01 - 12.94	170,000	4.08	$9.02	168,000	$9.00
	1,425,565	6.54	$4.78	881,190	$5.13

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

The key assumptions used in the valuation model during the six months ended June 30, 2006 and 2005 are provided below:

	Six Months Ended
	June 30,
	2006	2005
Valuation Assumptions:
Volatility	66.55%	68.27%
Expected term	6.3 years	8 years
Risk free interest rate	4.31%	5.08%
Dividend yield	0.00%	0.00%

The Company recognized $99,000 of stock based compensation expense for the three months ended June 30, 2006 and $199,000 for the six months ended June 30, 2006. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for the three and six months ended June 30, 2005.

The Company’s pro forma information is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(In thousands, except per share data)	2005	2005
Net earnings (loss) - as reported	$240	$(240)
Less total stock-based compensation expense determined
under fair value based method for all awards	76	151
Pro forma net loss	$164	$(391)

Basic earnings (loss) per share:
As reported	$0.02	$(0.02)
Pro forma	$0.02	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.02	$(0.02)
Pro forma	$0.01	$(0.04)

10. Earnings Per Share

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Common Shares:
Weighted average common shares outstanding	12,307	10,903	12,275	10,870
Dilutive effect of common stock equivalents	714	1,054	669	-
Total	13,021	11,957	12,944	10,870

Net earnings (loss):	$883	$240	$1,360	$(240)

Net earnings (loss) per common share:
Basic	$0.07	$0.02	$0.11	$(0.02)
Diluted	$0.07	$0.02	$0.11	$(0.02)

For the three and six months ended June 30, 2006, we excluded options to purchase 255,000 and 246,000 shares respectively, of common stock and common stock equivalents for the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable periods. For the three and six months ended June 30, 2005, we excluded options to purchase 1,519,000 and 1,250,000 shares respectively, of common stock and common stock equivalents for the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable periods. With the acquisition of Airdesk, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period. These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2005. For the six months ended June 30, 2005, options to purchase 891,000 shares of common stock and common stock equivalents, would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

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

13.   Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries that elect to participate. Employees are eligible for participation on the enrollment date following six months of service. We contributed an amount equal to 50% of the portion of each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. The matching contributions made by us vest over a three-year period at a rate of 33% per year. Approximately $27,700 and $26,500 was expensed for the three months ended June 30, 2006 and 2005, respectively. Approximately $61,000 and $53,000 was expensed for the six months ended June 30, 2006 and 2005, respectively.

14.  Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE C - ACQUISITIONS

AirDesk  Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of AIRDESK, Inc. through its wholly owned subsidiary, Airdesk LLC. The results of Airdesk’s operations have been included in the consolidated financial statements from January 1, 2006. The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada. The acquisition aligns Airdesk’s digital M2M products and portfolio of industry leading radio modules with the Company’s M2M network and services platform.

The assets acquired consist of furniture, fixtures, equipment (consisting of hardware and software), inventory, distribution rights agreements, accounts receivable, trademarks and other intellectual property, including Airdesk’s billing system and “Airsource” database library.

Total consideration for the asset purchase was approximately $4,235,000 payable in the form of shares of the Company’s common stock and the assumption of certain existing indebtedness of AIRDESK, Inc. In addition, if certain revenue and other performance targets are achieved, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period.

The Company assumed approximately $2,475,000 of debt, of which $1,199,000 was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1,276,000 is payable over a two-year period. The Company also issued shares of common stock valued at approximately $196,000 to AIRDESK at closing and deposited the remaining shares of common stock, valued at closing at approximately $1,307,000, with an Escrow Agent. AIRDESK retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to AIRDESK over a two-year period in accordance with the terms of the Escrow Agreement. In addition, the Company incurred approximately $257,000 of direct acquisition expenses that are in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At January 5, 2006
Current assets	$2,410
Property, plant and equipment	444
Other non-current assets	12
Intangible assets	934
Goodwill	3,227
Total assets acquired	7,027

Current liabilities	(3,367)
Long-term debt	(700)
Total liabilities assumed	(4,067)
Net assets acquired	$2,960

The $934,000 of acquired intangible assets was comprised of $668,000 assigned to trademarks, $189,000 assigned to customer relationships and $77,000 assigned to a non-compete agreement. The estimated useful life of the customer relationships is 4 years and the estimated useful life of the non-compete agreement is 2 years. The trademarks are not subject to amortization.

We engaged an external appraisal firm to help us determine the fair value of the tangible assets and intangible assets acquired for the allocation of the purchase price. This valuation was based on projected financial information as well as historical trends. Due to the timing of the valuation, a draft of this appraisal was used as an estimate for the allocation of the purchase price in the previous quarter ending March, 31, 2006. This resulted in an initial estimated valuation of intangible assets from this acquisition of $2,255,000, made up of $1,510,000 assigned to customer relationships, $668,000 assigned to trademarks, and $77,000 assigned to a non-compete agreement. After further review of the valuation of these intangible assets the amount assigned to customer relationships was revised to $189,000. On the date of acquisition, nearly all AIRDESK’s customers were product customers and based on historical sales, these customers had a high rate of turnover and were at lower margins than that of service customers. Thus, not a significant value should be assigned to the existing customers. The projections used in the initial valuation included both product and service revenues and margins, however, the higher margin service revenues should have been excluded from the initial valuation since they were not in the initial customer base. This resulted in a $1,321,000 decrease in purchase price assigned to intangible assets and an increase in goodwill for the same amount.

The $3,227,000 of goodwill was assigned to the wireless data communications segment. The goodwill and intangible assets will not be deductible for income tax purposes, thus resulting in a $635,000 lowering of the consolidated valuation allowance on deferred tax assets.

NOTE D - LIQUIDITY

We believe that our existing cash and cash equivalents, will be sufficient to meet our operating requirements through at least December 31, 2006. This belief could be affected by a material adverse change in our operating business.

NOTE E - SEGMENT INFORMATION

Beginning in fiscal year 2006, the Company adopted a new business strategy, which focuses on three distinct segments: Wireless Data Communications; Digital Multimedia, Networking and Wireline Security; and Unallocated Corporate. The Wireless Data Communications segment is made up of all our wireless machine-to-machine communications products and services. The Digital Multimedia, Networking and Wireline Security includes our networking products and services, video conferencing products, and our wire-line security detection products. There are expenses, such as depreciation and amortization at the corporate level that are not allocated to the other reportable segments. In prior years Digital Multimedia, Networking and Wireline Security was two separate segments. With the acquisition of Airdesk, the Wireless Data Communications segment has become the primary focus of the Company. As two separate segments, Digital Multimedia and Network Services and Wireline Security did not make up 10% of the Company’s operations. As a consolidated segment, Digital Multimedia, Networking and Wireline Security makes up approximately 13% of revenues, and identifiable assets. Prior year segment data has been reclassified to conform to the current period presentation.

Summarized below are the Company’s revenues and net income (loss) by reportable segment.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Revenues:
Wireless Data Communications	$11,211	$5,005	$21,614	$9,862
Digital Multimedia, Networking and Wireline Security	1,681	2,358	3,121	3,678
	$12,892	$7,363	$24,735	$13,540

Operating earnings (loss) before taxes
Wireless Data Communications	$597	$(8)	$895	$(67)
Digital Multimedia, Networking and Wireline Security	153	166	150	(132)
Unallocated Corporate	148	86	361	2
	$898	$244	$1,406	$(197)

Depreciation and Amortization
Wireless Data Communications	$279	$309	$619	$632
Digital Multimedia, Networking and Wireline Security	94	129	192	259
Unallocated Corporate	62	53	117	105
	$435	$491	$928	$996

	June 30,	Dec. 31
Identifiable Assets	2006	2005
Wireless Data Communications	$34,683	$23,244
Digital Multimedia, Networking and Wireline Security	7,059	7,360
Unallocated Corporate	14,009	5,744
	$55,751	$36,348

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

Revenues for the second quarter of 2006 increased 75% compared to the second quarter of 2005 and revenues increased 83% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Year to date we continued to see growth in our wireless data products and services. Wireless data revenues increased over 100%, for both the three and six months ended June 30, 2006, primarily as a result of increased product sales, compared to the three and six months ended June 30, 2005. The increase in the current year revenues compared to the prior year is partially attributable to the increased product sales as a result of the addition of Airdesk and to a lesser extent, growth in wireless M2M products and services.

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

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Net sales:
Wireless Data Communications
Product	$7,810	$2,474	215.7%	$15,103	$4,784	215.7%
Service	3,402	2,531	34.4%	6,511	5,078	28.2%
Sub-Total	11,211	5,005	124.0%	21,614	9,862	119.2%
Digital Multimedia, Networking and Wireline Security
Product	463	1,052	-56.0%	768	1,363	-43.7%
Service	1,218	1,306	-6.7%	2,353	2,315	1.6%
Sub-Total	1,681	2,358	-28.7%	3,121	3,678	-15.1%
Product	8,273	3,526	134.6%	15,871	6,147	158.2%
Service	4,620	3,837	20.4%	8,864	7,393	19.9%
Total net sales	12,892	7,363	75.1%	24,735	13,540	82.7%
Cost of product sales (excluding depreciation)	6,716	2,505	168.1%	12,890	4,690	174.8%
Cost of services (excluding depreciation
and amortization)	1,471	1,548	-5.0%	2,905	2,802	3.7%
Depreciation and amortization	40	53	-24.5%	84	91	-7.7%
Gross Profit	4,666	3,257	43.2%	8,857	5,957	48.7%
Selling, general, and administrative expenses	2,938	2,094	40.3%	5,733	4,253	34.8%
Research and development expenses	280	286	-2.2%	575	554	3.8%
Bad debt expense	83	101	-18.0%	81	159	-49.3%
Depreciation and amortization	395	438	-9.7%	844	905	-6.8%
Operating earnings	970	338	186.9%	1,624	86	1788.5%
Interest income (expense)	(69)	(93)	-25.8%	(218)	(279)	-21.9%
Other income (expense)	(3)	(1)	150.0%	(1)	(4)	-85.0%
Earnings (loss) before income taxes	898	244	268.1%	1,406	(197)	813.5%
Income taxes	15	4	275.0%	46	43	7.0%
Net earnings (loss)	$883	$240	268.0%	$1,360	$(240)	666.5%
Basic income (loss) per common share	$0.07	$0.02		$0.11	$(0.02)
Diluted income (loss) per common share	$0.07	$0.02		$0.11	$(0.02)
Basic weighted average shares outstanding	12,307	10,903		12,275	10,870
Diluted weighted average shares outstanding	13,021	11,957		12,944	10,870

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales
	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2006	2005	2006	2005
Wireless Data Communications
Product	60.6%	33.6%	61.1%	35.3%
Service	26.4%	34.4%	26.3%	37.5%
Sub-Total	87.0%	68.0%	87.4%	72.8%
Digital Multimedia, Networking and Wireline Security
Product	3.6%	14.3%	3.1%	10.1%
Service	9.4%	17.7%	9.5%	17.1%
Sub-Total	13.0%	32.0%	12.6%	27.2%
Total net sales
Product	64.2%	47.9%	64.2%	45.4%
Service	35.8%	52.1%	35.8%	54.6%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales (excluding depreciation)	52.1%	34.0%	52.1%	34.6%
Cost of services (excluding depreciation
and amortization)	11.4%	21.0%	11.7%	20.7%
Depreciation and amortization	0.3%	0.7%	0.3%	0.7%
Gross Profit	36.2%	44.2%	35.8%	44.0%
Selling, general, and administrative expenses	22.8%	28.4%	23.2%	31.4%
Research and development expenses	2.2%	3.9%	2.3%	4.1%
Bad debt expense	0.6%	1.4%	0.3%	1.2%
Depreciation and amortization	3.1%	5.9%	3.4%	6.7%
Operating earnings	7.5%	4.6%	6.6%	0.6%
Interest income (expense)	-0.5%	-1.3%	-0.9%	-2.1%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Net earnings (loss) before income taxes	7.0%	3.3%	0.0%	19.1%
Income taxes	0.1%	0.1%	0.2%	0.3%
Net earnings (loss)	6.9%	3.3%	5.5%	-1.8%

See notes to consolidated financial statements

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005:

Net Sales

Net sales increased 75% to $12.9 million for the three-month period ended June 30, 2006 as compared to $7.4 million for the three-month period ended June 30, 2005. The increase in total net sales for the second quarter was attributable to a 135% increase in total product sales and a 20% increase in sales of services. The majority of the product and service sales increase for the quarter ended June 30, 2006, compared to the same period in 2005, was in Wireless Data Communications as a result of our acquisition of the assets of Airdesk, L.L.C. in January 2006. These increases were partially offset by a decrease in Digital Multimedia, Networking and Wireline Security product and service sales. Net sales for the six months ended June 30, 2006 increased 83% to $24.7 million as compared to $13.5 million for the six months ended June 30, 2005. The increase for the six month period is primarily a result of an increase in product and service sales in the Wireless Data Communications division, which was partially offset by a decrease in product sales in the Digital Multimedia, Networking and Wireline Security division.

Net sales from Wireless Data Communications increased 124% to $11.2 million for the three-month period ended June 30, 2006 as compared to $5.0 million for the three month period ended June 30, 2005. For the six months ended June 30, 2006, net sales from Wireless Data Communications increased 119% to $21.6 million as compared to $9.9 million for the same prior year period. The increases in net sales were the result of increases in both product sales and service sales as described below.

For the three month period ended June 30, 2006, product sales in Wireless Data Communications increased 215.7% to $7.8 million from $2.5 million in the prior year period. For the six month period, product sales in Wireless Data Communications increased 215.7% to $15.1 million as compared to $4.8 million in the prior year period. The increase in Wireless Data Communications product sales for the three and six months ended June 30, 2006 versus the same period in 2005 was primarily the result of product sales in Airdesk, LLC. Product sales also increased due to continued demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations as well as our wireless vehicle security product and tracking services, MobileGuardian.

During the three month period ended June 30, 2006, Wireless Data Communications service revenues increased 34.4% to $3.4 million as compared to $2.5 million for the three month period ended June 30, 2005. For the six months ended June 30, 2006, Wireless Data Communications service revenues increased 28.2% to $6.5 million as compared to $5.1 million for the same prior year period. These increases were primarily due to an increase in the number of connections to our wireless network during the three and six month periods ending June 30, 2006. Revenues from connections to our network increased $451,000 for the three month period ended June 30, 2006 and $808,000 for the six month period ended June 30, 2006 compared to the same periods in 2005. Connection increases were generated by sales of our security products as well as by value added resellers who utilize our network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 28.7% to $1.7 million for the three-month period ended June 30, 2006 compared to $2.4 million for the three-month period ended June 30, 2005. For the six month period ended June 30, 2006 net sales from Digital Multimedia, Networking and Wireline Security decreased 15.1% to $3.1 million compared to $3.7 million for the same prior year period.

For the three month period ended June 30, 2006, product sales from Digital Multimedia, Networking and Wireline Security decreased 56% to $463,000 as compared to $1.1 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 product sales decreased 43.7 % to $768,000 compared to $1.4 million for the same prior year period. This decrease is due to decreased sales of our interactive videoconferencing products (PowerPlay), which is sold indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

For the three months ended June 30, 2006, Digital Multimedia, Networking and Wireline Security services revenues decreased 6.7% to $1.2 million compared to $1.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, service revenues increased slightly by 1.6% to $2.4 million as compared to $2.3 million for the same prior year period. Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of Sales

Cost of product sales increased 168.1% to $6.7 million for the three months June 30, 2006 as compared to $2.5 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 cost of product sales increased 174.8% to $12.9 million compared to $4.7 million for the same prior year period. The increase in cost of product sales for both the three and six months ended June 30, 2006 was primarily the result of our acquisition of Airdesk as well as higher product sales volume of our Uplink Security devices and our wireless vehicle security product and tracking services, MobileGuardian.

Cost of services remained flat at $1.5 million for the three months ended June 30, 2006 and June 30, 2005. For the six months ended June 30, 2006 cost of services increased 3.7% to $2.9 million compared to $2.8 million for the six months ended June 30, 2005. The increase in cost of services for the six month period ended June 30, 2006 versus the same period in 2005 was primarily the result of higher service revenue in both Wireless Data Communications and higher service sales volume in Digital Multimedia, Networking and Wireline Security.

Cost of sales depreciation and amortization expense decreased 24.5% to $40,000 for the three month period ended June 30, 2006 as compared to $53,000 for the three month period ended June 30, 2005. For the six months ended June 30, 2006 cost of sales depreciation and amortization expense decreased 7.7% to $84,000 as compared to $91,000 for the same prior year period. The decrease for both the three and six months ended June 30, 2006 is due to certain assets becoming fully depreciated.

Gross Profit

Gross profit, as a percentage of net sales, was 36.2% for the three month period ended June 30, 2006 compared to 44.2% for the three month period ended June 30, 2005. For the six months ended June 30, 2006, gross profit as a percentage of net sales was 35.8% compared to 44% for the same prior year period. The total gross profit as a percentage of sales decreased for the three and six months ended June 30, 2006 compared to the same period in 2005 primarily as a result of the Airdesk acquisition and the related increase in product sales. Since gross profit as a percentage of sales is generally less on product sales than for service revenue, the increase in product sales versus service revenue resulted in a lower gross profit percentage.

Operating Expenses

Selling, general, administrative and other expenses increased 40.3% to $2.9 million for the three months ended June 30, 2006 as compared to $2.1 million for the three months ended June 30, 2005. The increase for the three months ended, is a result of the acquisition of Airdesk, which added approximately $500,000 in expenses as well as an increase of approximately $300,000 in personnel related costs due to increased hiring for administration and sales. For the six months ended June 30, 2006 selling, general, administrative and other expenses increased 34.8% to $5.7 million compared to $4.3 million for the same prior year period. The increase for the six months ended June 30, 2006 is primarily the result of our acquisition of Airdesk, which added approximately $1.0 million in expenses. There was also an increase of $400,000 related to additional personnel costs due to additional administrative and sales hiring.

Research and development expenses decreased 2.2% to $280,000 for the three month period ended June 30, 2006 as compared to $286,000 for the three month period ended June 30, 2005. This decrease is primarily due to an increase in software capitalization to $113,000 compared to $104,000 in the prior year three month period as some of the new digital products and services being developed proved technically feasible and moved into full development. For the six months ended June 30, 2006 research and development expenses increased 3.8% to $575,000 compared to $554,000 for the same prior year period. This increase is primarily due to increased contractor costs related to digital development projects. Not all of these projects have reached technical feasibility and therefore were expensed as incurred.

Bad debt expense decreased 18.0% to $83,000 for the quarter ended June 30, 2006 from $101,000 in the same quarter in 2005. For the six months ended June 30, 2006, bad debt expense decreased 49.3% to $81,000 as compared to $159,000 for the six months ended June 30, 2005. Bad debt expense decreased during these periods as a result of the implementation of more stringent credit policies and collections processes, as well as an improvement in the general economic conditions.

Operating expense depreciation and amortization expense decreased 9.7% to $395,000 for the three-month period ended June 30, 2006 as compared to $438,000 for the three-month period ended June 30, 2005. For the six months ended June 30, 2006, operating depreciation and amortization expense decreased 6.8% to $844,000 as compared to $905,000 for the six months ended June 30, 2005. This decrease was attributable to certain assets becoming fully depreciated.

Interest expense decreased for the three month period ended June 30, 2006 to $69,000 as compared to $93,000 for the three month period ended June 30, 2005. For the six months ended June 30, 2006 interest expense decreased to $218,000 compared to $279,000 for the same prior year period. This decrease was primarily the result of the conversion of an outstanding note on February 6, 2006, essentially eliminating the Second Company Note payable to Laurus Master Fund. We expect interest expense to increase in future periods as a result of $10 million of additional indebtedness to Laurus Master Fund.

We are entitled to the benefits of certain net operating loss carry forwards. However, we believe it is unlikely that we will utilize the deferred tax items in the near future; therefore, we have not recorded a federal tax benefit for the three and six months ended June 30, 2006. The $15,000 provision for income taxes for the quarter ended June 30, 2006 is related to certain state income taxes. The $4,000 income tax expense for the quarter ended June 30, 2005 is related to certain state and foreign income taxes. The $46,000 provision for income taxes for the quarter ended June 30, 2006 is related to certain state income taxes. The $43,000 income tax expense for the quarter ended June 30, 2005 is related to certain state and foreign income taxes.

Basic and fully diluted earnings per common share was $0.07 for three months ended June 30, 2006 as compared to $0.02 for the three months ended June 30, 2005. For the six months ended June 30, 2006, basic and fully diluted earnings per common share was $0.11 as compared to $0.02 basic and fully diluted loss per common share for the six months ended June 30, 2005.

The basic weighted average shares outstanding was 12,307,000 and diluted weighted average shares outstanding was 13,021,000 for the three month period ended June 30, 2006 as compared to basic weighted average shares outstanding of 10,903,000 and 11,957,000 diluted weighted average shares outstanding for the three month period ended June 30, 2005. For the six months ended June 30, 2006, the basic weighted average shares outstanding was 12,275,000 and diluted weighted average shares was 12,944,000 as compared to 10,870,000 basic and diluted weighted average shares for the six months ended June 30, 2005. This increase was primarily due to 348,000 shares issued for the acquisition of Airdesk, LLC, and 238,000 shares issued upon conversion by Laurus for principle reduction on the second Company Note.

Liquidity and Capital Resources

We had working capital of $13.5 million as of June 30, 2006 compared to a working capital of $4.8 million at December 31, 2005. We had cash balances of $12.6 million and $2.8 million, respectively, as of June 30, 2006 and December 31, 2005. The increase in our working capital and cash balances is primarily related to the cash received from the recently completed private placement with the Laurus Master Fund, Ltd.

We provided cash from operating activities totaling $2.6 million for the period ended June 30, 2006 compared to providing cash of $1.2 million for the period ended June 30, 2005. The increase in cash provided by operating activities for the period ended June 30, 2006 versus the comparable period of 2005 was primarily due to an increase in net earnings, an increase in deferred revenue and an increase in other accrued liabilities. These were partially offset by an increase in accounts receivable, a decrease in accounts payable, a decrease in other assets and an increase in prepaids.

We used cash in investing activities totaling $2.9 million for the period ended June 30, 2006 compared to $424,000 for the period ended June 30, 2005. The increase in cash used in investing activities was primarily due to the acquisition of Airdesk, LLC.

We generated cash from financing activities totaling $10.1 million for the period ended June 30, 2006 compared to $1.1 million for the period ended June 30, 2005. For the period ended June 30, 2006 cash generated from financing activities was primarily related to the proceeds from Laurus Notes A and B, as well as the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable. The cash generated from financing activities for the period ended June 30, 2005 was primarily from the funds received from the Second Company Note.
Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

We believe that our existing cash and cash equivalents will be sufficient to meet our operating requirements through December 31, 2006. We expect that additional capital may be required to continue to expand our business through strategic acquisitions or internal growth. We may seek to raise this capital through public or private equity offerings, debt financing, strategic alliances or some combination of these financing alternatives. If we are successful in raising additional funds through the issuance of equity securities, our shareholders likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

At June 30, 2006, we have not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, we are not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through operations.

At June 30, 2006, we have obligations under note payable and under capital leases, which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows should not be material.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2006. No changes were made in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the information under “Forward-Looking Statements” included in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable.

Item 3. Defaults Upon Senior Securities.

None - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 12, 2006 in Atlanta, Georgia. Of the 12,610,941 shares of common stock outstanding as of the record date, 11,078,969 shares, or 88% of the Company’s capital stock, were present or represented by proxy at the meeting. The results of the matters submitted to the stockholders were as follows:

1.	Elect eight directors to the Numerex’s board of directors, each to serve for a term of one year or until a successor has been elected and qualified:

Name	For	Withheld
Brian C. Beazer	11,070,469	8,500
George Benson	11,065,269	13,700
Nicholas A. Davidge	11,073,869	5,100
Matthew J. Flanigan	11,069,669	9,300
Allan H. Liu	10,778,734	300,235
Stratton J. Nicolaides	11,074,469	4,500
John G. Raos	11,069,669	9,300
Andrew J. Ryan	11,035,058	43,911

2.	Approval of the Company’s 2006 Long Term Incentive Plan:

For: 5,821,593
Against:  42,824
Abstain:  12,731
Broker Non-Votes: 5,201,821

3.	Ratify the appointment of Grant Thornton LLP as the Company’s independent accountants for the current fiscal year ending December 31, 2006:

For: 11,074,469
Against:  3,500
Abstain:  1,100

Item 5. Other Information.

None - not applicable.

Item 6. Exhibits

Exhibit 10.2 2006 Long Term Incentive Plan approved by the Board on March 31, 2006 and by the Shareholders on May 12, 2006.

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

NUMEREX CORP.
(Registrant)

Date:   August 14, 2006             /s/ Stratton J. Nicolaides
STRATTON J. NICOLAIDES
Chairman and Chief Executive Officer

Date:   August 14, 2006           /s/ Alan B. Catherall
     ALAN B. CATHERALL
                    Chief Financial Officer,
                    Executive Vice President, and
                           Principal Financial and Accounting Officer