Form 10-Q
period 2006-09-30
NUMEREX CORP /PA/
filed 2006-11-14
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
SEPTEMBER 30, 2006	0-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	11-2948749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of November 9, 2006 an aggregate of 12,655,520 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

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

Any one or any combination of factors could have a material adverse effect on the Company's results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: the pace of technological change; customer acceptance of products and services; inability to manage rapid expansion; the availability of capital to fund further development of products and services to meet technological or competitive changes; unforeseen product defects or failures; the introduction, withdrawal, success and timing of business initiatives and strategies; interruption in flow of products from our suppliers; changes in customer distribution channels; changes in telecommunications regulations; ability to maintain and operate our Numerex networks efficiently; network failures; international regulations; loss of intellectual property protection; inability to maintain secrecy and confidentiality obligations; product certification requirements; indirect regulations on our network; changes in customer spending patterns; variations in quarterly operating results; the inability to attain revenue and earnings growth and changes in interest rates. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,979	$2,821
Short-term investments	61	1,538
Accounts receivable, less allowance for doubtful accounts of $639 at September 30, 2006 and $704 at December 31, 2005:	10,359	6,046
Inventory	2,730	1,694
Prepaid expenses and other current assets	1,214	517
TOTAL CURRENT ASSETS	26,343	12,616

Property and Equipment, Net	1,187	986
Goodwill, Net	18,219	15,014
Other Intangibles, Net	6,884	6,268
Software, Net	1,595	1,020
Other Assets	481	444
TOTAL ASSETS	$54,709	$36,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,530	$3,911
Other current liabilities	2,707	2,326
Note payable, current	1,326	490
Deferred revenues	1,808	1,056
Obligations under capital leases, current portion	95	58
TOTAL CURRENT LIABILITIES	12,465	7,841

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	113	60
Note Payable	6,595	718
TOTAL LONG TERM LIABILITIES	6,708	778

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000; issued 13,980,070 and 14,033,877; outstanding 13,680,070 and 14,033,877 shares at September 30, 2006 and December 31, 2005, respectively	39,274	40,050
Additional paid-in-capital	2,280	1,136
Treasury stock, at cost, 1,185,400 shares on September 30, 2006 and 2,391,400 shares on December 31, 2005	(5,053)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive loss	(15)	(8)
Accumulated deficit	(950)	(3,252)
TOTAL SHAREHOLDERS' EQUITY	35,536	27,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,709	$36,348

See accompanying notes to condensed consolidated financial statements - unaudited

Numerex Corp.
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
Product	$8,755	$4,021	$24,626	$10,168
Service	4,536	3,988	13,401	11,382
Total net sales	13,291	8,009	38,027	21,549

Cost of product sales (excluding depreciation)	6,761	2,991	19,651	7,681
Cost of services (excluding depreciation and amortization)	1,541	1,533	4,446	4,335
Depreciation and amortization	38	41	122	132
Gross Profit	4,951	3,444	13,808	9,401
	37.2%	43.0%	36.3%	43.6%

Selling, general, and administrative expenses	3,051	2,215	8,785	6,468
Research and development expenses	258	278	833	832
Bad debt expense	84	83	164	242
Depreciation and amortization	423	386	1,266	1,291
Operating earnings	1,135	482	2,760	568

Interest income and (expense), net	(192)	(59)	(410)	(338)
Other income and (expense), net	(1)	(3)	(1)	(7)
Earnings before income taxes	941	420	2,349	223

Provision for income taxes	1	9	47	52
Net earnings	$940	$411	$2,302	$171

Basic earnings per common share	$0.08	$0.04	$0.19	$0.02
Diluted earnings per common share	$0.07	$0.03	$0.18	$0.01
Number of shares used in per share calculation
Basic	12,492	11,528	12,348	11,092
Diluted	13,363	12,023	13,081	11,456

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the nine month period
	ended September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$2,302	171
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	456	428
Amortization	933	987
Allowance for doubtful accounts	168	242
Inventory Reserves	18	(603)
Non-cash interest expense	187	104
Stock options compensation expense	305	-
Stock issued in lieu of directors fees	38	-
Warrants issued in lieu of investor relations fees	55	-
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(1,068)	(1,399)
Inventory	154	345
Prepaid expenses & interest receivable	(618)	456
Other assets	(85)	182
Accounts payable	(45)	1,409
Other accrued liabilities	78	(317)
Deferred revenue	734	312
Income taxes	38	-
Net cash provided by operating activities:	3,650	2,317
Cash flows from investing activities:
Purchase of property and equipment	(448)	(138)
Purchase of intangible and other assets	(831)	(502)
Sale of short-term investment, net	1,477	-
Purchase of Airdesk, Inc	(3,675)	-
Net cash used in investing activities	(3,477)	(640)
Cash flows from financing activities:
Proceeds from exercise of common stock options	277	-
Proceeds from note payable and debt	10,000	1,500
Principal payments on capital lease obligations	(61)	(70)
Principal payments on notes payable and debt	(1,223)	(582)
Net cash provided by financing activities:	8,992	848
Effect of exchange differences on cash	(8)	(9)
Net increase in cash and cash equivalents	9,158	2,516
Cash and cash equivalents at beginning of year	2,821	1,684
Cash and cash equivalents at end of year	$11,979	$4,200
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	412	248
Income taxes	46	52
Disclosure of non-cash activities:
Capital leases	-	182
Common stock issued for the purchase of Airdesk	1,329	-
Non-cash interest	278	104
Debt converted to common stock	2,725	3,329

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In Thousands)
(Unaudited)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance, December 31, 2005	14,034	$ 40,050	$ 1,136	$ (10,197)	$ (8)	$ (3,252)	$ 27,729
Issuance of shares under Directors
Stock Plan	8	38	-	-	-	-	38
Issuance of shares in connection with
employee stock option plan	71	276	-	-	-	-	276
Issuance of common stock in connection with purchase of Airdesk, Inc.	348	1,329	-	-	-	-	1,329
Issuance of shares on conversion of debt payment	426	2,725	(99)	-	-	-	2,626
Retirement of Treasury Stock	(1,207)	(5,144)	-	5,144	-	-	-
FAS123(r) Compensation expense	-	-	305	-	-	-	305
Translation adjustment	-	-	-	-	(7)	-	(7)
Warrants	-	-	901	-	-	-	901
Beneficial Conversion	-	-	37	-	-	-	37
Net Earnings	-	-	-	-	-	2,302	2,302

Balance, September 30, 2006	13,680	$39,274	$2,280	$(5,053)	$(15)	$950)	$35,536

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2005 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a leader in providing wireless fixed and mobile machine-to-machine (M2M) solutions, as well as a broad range of reliable, competitive network services and technology. A single-source provider for M2M requirements, Numerex enables real-time wireless data communications, monitoring, tracking, and service management tailored to the needs of each application, customer and industry, from vehicle location and tracking, to vending, security and utilities. Numerex products and services are primarily marketed and sold through alliance partners and indirect channels including integrators, licensees and distributors.  Wireless M2M network services and solutions are delivered through the Airdesk Wireless division. The Airdesk division was created when we acquired the assets of AIRDESK, Inc. on January 5, 2006 (see Note C - Acquisitions). Wireless security solutions are delivered through the Uplink Security division. In addition to its core M2M business, Numerex markets proprietary digital multimedia and collaboration products to the educational and distance learning markets. It also provides networking and integration services to major telecommunications companies. Numerex primarily serves customers throughout the United States, Canada and Latin America. The Company is headquartered in Atlanta, Georgia.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries and include the results of Airdesk, L.L.C. (“Airdesk”) from January 1, 2006. The Airdesk acquisition was accounted for using the purchase method (see Note C - Acquisitions). Intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash equivalents of $12.0 million at September 30, 2006 and $2.8 million at December 31, 2005, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit. Cash of $62,000 at September 30, 2006 and $60,000 at December 31, 2005 was held in our foreign bank account. Restricted cash of $46,000 was related to a letter of credit outstanding on September 30, 2006 and December 31, 2005.

4. Short-Term Investments

Short-term investments that have an original maturity between three months and one year when purchased and a remaining maturity of less than one year are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is our intent to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to our intent and practice to hold these readily marketable investments for less than one year.

The investment securities held by the Company at September 30, 2006 are debt instruments and classified as held-to-maturity. The fair value of the securities was $61,000 and $1,538,000 at September 30, 2006 and December 31, 2005, respectively.

5. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, customer relationships and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. Customer relationships are amortized using the straight-line method over 4 years. The $3,205,000 increase in goodwill in Wireless Data Communications was due to the acquisition of the assets of AIRDESK, Inc on January 5, 2006 (see Note C - Acquisitions).

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The increase in other intangible assets was primarily due to the acquisition of AIRDESK, Inc. which is comprised of $668,000 assigned to trademarks, $189,000 assigned to customer relationships and $77,000 assigned to a non-compete agreement. The estimated useful life of the customer relationships is 4 years and the estimated useful life of the non-compete agreement is 2 years. The trademarks are not subject to amortization.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred. The following table provides a summary of the components of our intangible assets:

	September 30,	December 31,
(In thousands)	2006	2005
Goodwill
Wireless Data Communications
Goodwill	$15,489	$12,284
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,409	5,409
Accumulated Amortization	(1,274)	(1,274)
Goodwill, net	$18,219	$15,014

Software and Other Intangible Assets
Purchased and developed software	4,033	3,268
Patents, trade and service marks	12,125	11,452
Other intangible assets	1,216	503
Total software and other intangible assets	17,374	15,223
Accumulated amortization	(8,895)	(7,935)
Sofware and other intangible assets, net	$8,479	$7,288

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

7. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Raw materials	$330	$349
Work-in-progress	46	8
Finished goods	2,354	1,337
Inventory, net	$2,730	$1,694

8.  Notes Payable

As part of the acquisition of AIRDESK, Inc. (see Note C - Acquisitions), we assumed a note payable to Motorola for $1,700,000 of which $500,000 was paid at closing on the acquisition on January 5, 2006, the remaining balance of $1,200,000 was paid in full on August 17, 2006.

On May 30, 2006, we completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $5,000,000 (“Note A”) (ii) a non-convertible term note in the principal amount of $5,000,000 (“Note B”), and (iii) a warrant to purchase up to 241,379 shares of our common stock. Interest accrues on each of the notes at a rate of 9.75% annually. Both notes have four year terms and are secured by substantially all of our assets.

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

On August 31, 2006, Laurus converted $158,200 of Note A, which included $41,979 of accrued interest into 20,000 shares of common stock. On September 14, 2006 we voluntarily converted and additional $1,249,994 of Note A into 158,027 shares of common stock.

Subsequent to September 30, 2006 we voluntarily converted an additional $1,249,994 of Note A into 158,027 shares of common stock. As of November 6, 2006 we had $2,383,792 outstanding under Note A.

The warrant is exercisable by the holder until May 30, 2013. Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $7.73. We are required to register the common stock underlying the Warrant for resale by Laurus. The Securities and Exchange Commission declared the registration statement effective on August 8, 2006. Note A also contains a beneficial conversion feature with a contingent conversion option. The value of the Beneficial Conversion Feature, $37,000, was measured as of the commitment date.

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

On January 28, 2005, the Company completed a second private placement to Laurus of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note provided that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We were required to register the common stock underlying the Second Company Warrant for resale by Laurus, and have such registration declared effective, by August 28, 2005. Such registration statement was declared effective September 17, 2005. The Second Company Note also contains a beneficial conversion feature with a contingent conversion option. The value of the beneficial conversion feature was measured as of the commitment date. The value at the commitment date was $154,000. On February 6, 2006, Laurus converted $1,263,780 of our outstanding debt, including $8,944 of accrued interest into 238,000 shares of common stock. The result of this transaction was to eliminate our Second Company Note with Laurus, excluding the warrants issued with the Second Company Note. These warrants along with the warrants issued with the First Company Note, which total 400,000, remain outstanding.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $104,000 and for the nine months ended September 30, 2006 was $305,000, which consisted of stock-based compensation expense related to employee equity awards. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2006, net of estimated forfeitures, is $830,000 and is expected to be recognized over a weighted-average period of 3.6 years. There was no stock-based compensation expense related to employee equity awards recognized during the three and nine months ended September 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the third quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The impact of adopting SFAS 123(R) on January 1, 2006, was to lower the Company’s earnings before taxes and net earnings for the three and nine months ended September 30, 2006 by $104,000 and $305,000, respectively. Basic and diluted net earnings per share for the three and nine months ended September 30, 2006 were lower by $0.01 as a result of adopting SFAS 123(R).

We have outstanding stock options granted pursuant to four stock option plans. The 1994 Long-Term Incentive Plan (the “1994 Plan”), which was adopted in 1994, the Non-Employee Director Stock Option Plan (the “Director Plan”) which was adopted in 1996, the Long-Term Incentive Plan (the “1999 Plan”), which was adopted in 1999 and the 2006 Long Term Incentive Plan (the “2006 Plan”) which was adopted in 2006. The 1994 Plan and the Director Plan were terminated and replaced by the 1999 Plan which was effective for options granted from October 25, 1999. The 1999 Plan was terminated and replaced by the 2006 Plan. Options outstanding under the 1994 Plan, the Director Plan and the 1999 Plan remain in effect, but no new options may be granted under those plans. Options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period. All options issued under the 1994 Plan are fully vested.

 The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised. A summary of the company's stock option activity and related information for the nine months ended September 30, 2006 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/05	1,379,015	4.74
Options granted	155,000	5.08
Options exercised	(69,950)	3.95
Options cancelled	-	-
Options expired	(2,500)	5.13
Outstanding, end of period	1,461,565	4.81	6.25	$7,751,573
Exercisable, end of period	894,065	5.12	5.08	$4,470,569

The following table summarizes information related to fixed stock options outstanding at September 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2006	Weighted average exercise price
$1.00 - 4.00	552,115	6.27	$3.06	355,365	$2.86
4.01 - 8.00	729,450	6.75	$5.10	370,700	$5.53
8.01 - 12.94	180,000	4.16	$8.96	168,000	$9.00
	1,461,565	6.25	$4.81	894,065	$5.12

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

In January 2006, the Company awarded 30,000 warrants to certain non-employees in exchange for services. These warrants vest over a one year period. The Company used the fair value based method of accounting for these warrants and is ratably amortizing the $82,000 to expense over the vesting period. A total of $55,000 was included in selling, general and other expense for the nine months ended September 30, 2006 in relation to these warrants.

The key assumptions used in the valuation model during the nine months ended September 30, 2006 and 2005 are provided below:

	Nine Months Ended
	September 30,
	2006	2005
Valuation Assumptions:
Volatility	66.11%	69.8%
Expected term	5.8 years	8 years
Risk free interest rate	4.36%	4.35%
Dividend yield	0.00%	0.00%

The Company recognized $104,000 of stock based compensation expense for the three months ended September 30, 2006 and $305,000 for the nine months ended September 30, 2006. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for the three and nine months ended September 30, 2005.

The Company’s pro forma information is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands, except per share data)	2005	2005
Net earnings - as reported	$411	$171
Less total stock-based compensation expense determined
under fair value based method for all awards	69	213
Pro forma net earnings/(loss)	$342	$(42)

Basic earnings/(loss) per share:
As reported	$0.04	$0.02
Pro forma	$0.03	$(0.00)

Diluted earnings/(loss) per share:
As reported	$0.03	$0.01
Pro forma	$0.03	$(0.00)

10. Earnings Per Share

Basic net earnings per common share available to common shareholders are based on the weighted-average number of common shares outstanding. For periods in which we have net earnings, diluted net earnings per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Common Shares:
Weighted average common shares outstanding	12,492	11,528	12,348	11,092
Dilutive effect of common stock equivalents	871	495	733	364
Total	13,363	12,023	13,081	11,456

Net earnings:	$940	$411	$2,301	$171

Net earnings per common share:
Basic	$0.08	$0.04	$0.19	$0.02
Diluted	$0.07	$0.03	$0.18	$0.01

For the three and nine months ended September 30, 2006, we excluded options to purchase 50,000 and 178,000 shares respectively, of common stock and common stock equivalents for the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable periods. For the three and nine months ended September 30, 2005, we excluded options to purchase 873,000 and 923,000 shares respectively, of common stock and common stock equivalents for the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable periods. In connection with the acquisition of Airdesk, the Company could release an additional 300,000 shares of the Company’s common stock over a three-year period, if certain financial targets are achieved. These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the recognition and measurement provision of FIN 48 on our existing tax positions.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for us beginning with our fiscal year ending on December 31, 2006. Additionally, in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of these pronouncements to have an impact on our financial statements.

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

13.   Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries that elect to participate. Employees are eligible for participation on the enrollment date following six months of service. We contributed an amount equal to 50% of the portion of each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. The matching contributions made by us vest over a three-year period at a rate of 33% per year. Approximately $28,000 and $25,000 was expensed for the three months ended September 30, 2006 and 2005, respectively. Approximately $89,000 and $72,900 was expensed for the nine months ended September 30, 2006 and 2005, respectively.

NOTE C - ACQUISITIONS

Acquisition of AIRDESK, Inc.

On January 5, 2006 the Company completed the acquisition of the assets of AIRDESK, Inc. through its wholly owned subsidiary, Airdesk L.L.C. (“Airdesk”). The results of Airdesk’s operations have been included in the consolidated financial statements from January 1, 2006. The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada. The acquisition aligns Airdesk’s digital M2M products and portfolio of industry leading radio modules with the Company’s M2M network and services platform.

The assets acquired consist of furniture, fixtures, equipment (consisting of hardware and software), inventory, distribution rights agreements, accounts receivable, trademarks and other intellectual property, including Airdesk’s billing system and “Airsource” database library.

Total consideration for the asset purchase was approximately $4,235,000 payable in the form of shares of the Company’s common stock and the assumption of certain existing indebtedness of AIRDESK, Inc. In addition, if certain revenue and other performance targets are achieved, the Company could release an additional 300,000 shares of the Company’s common stock over a three-year period.

The Company assumed approximately $2,475,000 of debt, of which $1,199,000 was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1,276,000 was payable over a two-year period, but the Company paid the balance on August 17, 2006. The Company also issued shares of common stock valued at approximately $196,000 to AIRDESK at closing and deposited the remaining shares of common stock, valued at closing at approximately $1,307,000, with an Escrow Agent. AIRDESK retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to AIRDESK over a two-year period in accordance with the terms of the Escrow Agreement. In addition, the Company incurred approximately $257,000 of direct acquisition expenses that are in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At January 5, 2006
Current assets	$ 2,410
Property, plant and equipment	444
Other non-current assets	12
Intangible assets	934
Goodwill	3,227
Total assets acquired	7,027

Current liabilities	(3,367)
Long-term debt	(700)
Total liabilities assumed	(4,067)
Net assets acquired	$2,960

The $934,000 of acquired intangible assets was comprised of $668,000 assigned to trademarks, $189,000 assigned to customer relationships and $77,000 assigned to a non-compete agreement. The estimated useful life of the customer relationships is 4 years and the estimated useful life of the non-compete agreement is 2 years. The trademarks are not subject to amortization.

We engaged an external appraisal firm to help us determine the fair value of the tangible assets and intangible assets acquired for the allocation of the purchase price. This valuation was based on projected financial information as well as historical trends. Due to the timing of the valuation, a draft of this appraisal was used as an estimate for the allocation of the purchase price in the quarter ending March, 31, 2006. This resulted in an initial estimated valuation of intangible assets from this acquisition of $2,255,000, made up of $1,510,000 assigned to customer relationships, $668,000 assigned to trademarks, and $77,000 assigned to a non-compete agreement. After further review of the valuation of these intangible assets the amount assigned to customer relationships was revised to $189,000. On the date of acquisition, nearly all AIRDESK’s customers were product customers and based on historical sales, these customers had a high rate of turnover and were at lower margins than that of service customers. Thus, the value assigned to customer relationships was reduced based on revised projections. The projections used in the initial valuation included both product and service revenues and margins, however, the higher margin service revenues should have been excluded from the initial valuation since they were not in the initial customer base. This resulted in a $1,321,000 decrease in purchase price assigned to intangible assets and an increase in goodwill for the same amount.

The $3,227,000 of goodwill was assigned to the wireless data communications segment. The goodwill and intangible assets will not be deductible for income tax purposes, thus resulting in a $635,000 lowering of the consolidated valuation allowance on deferred tax assets.

NOTE D - LIQUIDITY

We believe that our existing cash and cash equivalents will be sufficient to meet our operating requirements through at least December 31, 2007. This belief could be affected by a material adverse change in our operating business.

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

Summarized below are the Company’s revenues and net income (loss) by reportable segment.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Revenues:
Wireless Data Communications	$11,274	$5,617	$32,889	$15,479
Digital Multimedia, Networking and Wireline Security	2,017	2,392	5,138	6,070
	$13,291	$8,009	$38,027	$21,549

Operating earnings/(loss) before interest and taxes
Wireless Data Communications	$923	$307	$2,524	$620
Digital Multimedia, Networking and Wireline Security	289	240	443	112
Unallocated Corporate	(77)	(65)	(207)	(163)
	$1,135	$482	$2,760	$569

Depreciation and Amortization
Wireless Data Communications	$308	$289	$927	$921
Digital Multimedia, Networking and Wireline Security	93	96	285	355
Unallocated Corporate	60	42	176	147
	$461	$427	$1,388	$1,423

Sept. 30,			Dec. 31
Identifiable Assets		2006	2005
Wireless Data Communications		$34,219	$23,244
Digital Multimedia, Networking and Wireline Security		7,193	7,360
Unallocated Corporate		13,297	5,744
		$54,709	$36,348

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp. (“we” or the “Company”) is a technology company comprised of operating subsidiaries that develop and market a wide range of communications products and services. Our primary focus is wireless data communications utilizing proprietary network technologies.

Revenues for the third quarter of 2006 increased 66% compared to the third quarter of 2005 and revenues increased 77% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. We continued to see growth in our wireless data products and services. Wireless data revenues increased over 100%, for both the three and nine months ended September 30, 2006, primarily as a result of increased product sales, compared to the three and nine months ended September 30, 2005. The increase in the current year revenues compared to the prior year is partially attributable to the increased product sales as a result of the addition of Airdesk and to a lesser extent, growth in wireless M2M products and services.

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

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Net sales:
Wireless Data Communications
Product	$7,747	$3,059	153.2%	$22,850	$7,842	191.4%
Service	3,527	2,558	37.9%	10,039	7,637	31.5%
Sub-Total	11,274	5,617	100.7%	32,889	15,479	112.5%
Digital Multimedia, Networking and Wireline Security
Product	1,008	962	4.8%	1,776	2,326	-23.6%
Service	1,009	1,430	-29.4%	3,362	3,744	-10.2%
Sub-Total	2,017	2,392	-15.7%	5,138	6,070	-15.4%
Total net sales
Product	8,755	4,021	117.7%	24,626	10,168	142.2%
Service	4,536	3,988	13.7%	13,401	11,381	17.8%
Total net sales	13,291	8,009	66.0%	38,027	21,549	76.5%
Cost of product sales (excluding depreciation)	6,761	2,991	126.0%	19,651	7,681	155.8%
Cost of services (excluding depreciation
and amortization)	1,541	1,533	0.5%	4,446	4,335	2.6%
Depreciation and amortization	38	41	-7.3%	122	132	-7.6%
Gross Profit	4,951	3,444	43.8%	13,808	9,401	46.9%
Selling, general, and administrative expenses	3,051	2,215	37.8%	8,785	6,468	35.8%
Research and development expenses	258	278	-7.2%	833	832	0.1%
Bad debt expense	84	83	1.0%	164	242	-32.1%
Depreciation and amortization	423	386	9.5%	1,266	1,291	-1.9%
Operating earnings	1,135	482	135.5%	2,760	568	385.9%
Interest income (expense)	(193)	(59)	225.4%	(410)	(338)	21.3%
Other income (expense)	(1)	(3)	-56.3%	(1)	(7)	-71.4%
Earnings before income taxes	941	420	124.3%	2,349	223	-952.8%
Income taxes	1	9	-88.9%	47	52	-9.6%
Net earnings	$940	$411	129.0%	$2,302	$171	-1245.5%
Basic income per common share	$0.08	$0.04		$0.19	$0.02
Diluted income per common share	$0.07	$0.03		$0.18	$0.01
Basic weighted average shares outstanding	12,492	11,528		12,348	11,092
Diluted weighted average shares outstanding	13,363	12,023		13,081	11,456

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales
	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
Wireless Data Communications
Product	58.3%	38.2%	60.1%	36.4%
Service	26.5%	31.9%	26.4%	35.4%
Sub-Total	84.8%	70.1%	86.5%	71.8%
Digital Multimedia, Networking and Wireline Security
Product	7.6%	12.0%	4.7%	10.8%
Service	7.6%	17.9%	8.8%	17.4%
Sub-Total	15.2%	29.9%	13.5%	28.2%
Total net sales
Product	65.9%	50.2%	64.8%	47.2%
Service	34.1%	49.8%	35.2%	52.8%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales (excluding depreciation)	50.9%	37.3%	51.7%	35.6%
Cost of services (excluding depreciation
and amortization)	11.6%	19.1%	11.7%	20.1%
Depreciation and amortization	0.3%	0.5%	0.3%	0.6%
Gross Profit	37.2%	43.0%	36.3%	43.6%
Selling, general, and administrative expenses	23.0%	27.7%	23.1%	30.0%
Research and development expenses	1.9%	3.5%	2.2%	3.9%
Bad debt expense	0.6%	1.0%	0.4%	1.1%
Depreciation and amortization	3.2%	4.8%	3.3%	6.0%
Operating earnings	8.5%	6.0%	7.3%	2.6%
Interest income (expense)	-1.4%	-0.7%	-1.1%	-1.6%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Net earnings before income taxes	7.1%	5.2%	6.2%	29.3%
Income taxes	0.0%	0.1%	0.1%	0.2%
Net earnings	7.1%	5.1%	6.1%	0.8%

See notes to consolidated financial statements

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005:

Net Sales

Net sales increased 66% to $13.3 million for the three-month period ended September 30, 2006 as compared to $8.0 million for the three-month period ended September 30, 2005. The increase in total net sales for the third quarter was attributable to a 118% increase in total product sales and a 14% increase in sales of services. The majority of the product and service sales increase for the quarter ended September 30, 2006, compared to the same period in 2005, was in Wireless Data Communications as a result of our acquisition of the assets of AIRDESK, Inc. in January 2006. These increases were partially offset by a decrease in Digital Multimedia, Networking and Wireline Security service sales. Net sales for the nine months ended September 30, 2006 increased 77% to $38.0 million as compared to $21.5 million for the nine months ended September 30, 2005. The increase for the nine month period is primarily a result of an increase in product and service sales in the Wireless Data Communications division, which was partially offset by a decrease in product sales in the Digital Multimedia, Networking and Wireline Security division.

Net sales from Wireless Data Communications increased 101% to $11.3 million for the three-month period ended September 30, 2006 as compared to $5.6 million for the three month period ended September 30, 2005. For the nine months ended September 30, 2006, net sales from Wireless Data Communications increased 112.5% to $32.9 million as compared to $15.5 million for the same prior year period. The increases in net sales were the result of increases in both product sales and service sales as described below.

For the three month period ended September 30, 2006, product sales in Wireless Data Communications increased 153.2% to $7.8 million from $3.1 million in the prior year period. For the nine month period, product sales in Wireless Data Communications increased 191.4% to $22.9 million as compared to $7.8 million in the prior year period. The increase in Wireless Data Communications product sales for the three and nine months ended September 30, 2006 versus the same period in 2005 was primarily the result of product sales in Airdesk. Product sales also increased due to continued demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations as well as our wireless vehicle security product and tracking services, MobileGuardian.

During the three month period ended September 30, 2006, Wireless Data Communications service revenues increased 37.9% to $3.5 million as compared to $2.6 million for the three month period ended September 30, 2005. For the nine months ended September 30, 2006, Wireless Data Communications service revenues increased 31.5% to $10.0 million as compared to $7.6 million for the same prior year period. These increases were primarily due to an increase in the number of connections to our wireless network during the three and nine month periods ending September 30, 2006. Revenues from connections to our network increased $292,000 for the three month period ended September 30, 2006 and $602,000 for the nine month period ended September 30, 2006 compared to the same periods in 2005. Connection increases were generated by sales of our security products as well as by value added resellers who utilize our network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 15.7% to $2.0 million for the three-month period ended September 30, 2006 compared to $2.4 million for the three-month period ended September 30, 2005. For the nine month period ended September 30, 2006 net sales from Digital Multimedia, Networking and Wireline Security decreased 15.4% to $5.1 million compared to $6.1 million for the same prior year period.

For the three month period ended September 30, 2006, product sales from Digital Multimedia, Networking and Wireline Security increased 4.8% to $1.0 million as compared to $962,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 product sales decreased 23.6 % to $1.8 million compared to $2.3 million for the same prior year period. For the three months and nine months ended September 30, 2006 there was an increase in our interactive videoconferencing products (PowerPlay), which is sold indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The increase in sales of our video conferencing equipment for the nine months ended September 30, 2006 was offset by a decrease in our sales of networking equipment due to a reduced demand from Wireline Telecommunications companies.

For the three months ended September 30, 2006, Digital Multimedia, Networking and Wireline Security services revenues decreased 29.4% to $1.0 million compared to $1.4 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, service revenues decreased by 10.2% to $3.4 million as compared to $3.7 million for the same prior year period. Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of Sales

Cost of product sales increased 126% to $6.8 million for the three months ended September 30, 2006 as compared to $3.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, cost of product sales increased 155.8% to $20.0 million compared to $7.7 million for the same prior year period. The increase in cost of product sales for both the three and nine months ended September 30, 2006 was primarily the result of our acquisition of Airdesk as well as higher product sales volume of our Uplink Security devices and our wireless vehicle security product and tracking services, MobileGuardian.

Cost of services remained flat at $1.5 million for the three months ended September 30, 2006 and the three months ended September 30, 2005. For the nine months ended September 30, 2006, cost of services increased 2.6% to $4.4 million compared to $4.3 million for the nine months ended September 30, 2005. The increase in cost of services for the nine month period ended September 30, 2006 versus the same period in 2005 was primarily the result of higher service revenue in Wireless Data Communications.

Cost of sales depreciation and amortization expense decreased 7.3% to $38,000 for the three month period ended September 30, 2006 as compared to $41,000 for the three month period ended September 30, 2005. For the nine months ended September 30, 2006 cost of sales depreciation and amortization expense decreased 7.6% to $122,000 as compared to $132,000 for the same prior year period. The decrease for both the three and nine months ended September 30, 2006 was due to certain assets becoming fully depreciated.

Gross Profit

Gross profit, as a percentage of net sales, was 37.2% for the three month period ended September 30, 2006 compared to 43.0% for the three month period ended September 30, 2005. For the nine months ended September 30, 2006, gross profit as a percentage of net sales was 36.3% compared to 43.6% for the same prior year period. The total gross profit as a percentage of sales decreased for the three and nine months ended September 30, 2006 compared to the same period in 2005 primarily as a result of the Airdesk acquisition and the related increase in product sales. Since gross profit as a percentage of sales is generally less on product sales than for service revenue, the increase in product sales versus service revenue resulted in a lower gross profit percentage.

Operating Expenses

Selling, general, administrative and other expenses increased 37.8% to $3.1 million for the three months ended September 30, 2006 as compared to $2.2 million for the three months ended September 30, 2005. The increase for the three months ended, is a result of the acquisition of Airdesk, which added approximately $543,000 in expenses as well as an increase of approximately $300,000 in personnel related costs due to increased hiring for administration and sales. For the nine months ended September 30, 2006 selling, general, administrative and other expenses increased 35.8% to $8.8 million compared to $6.5 million for the same prior year period. The increase for the nine months ended September 30, 2006 is primarily the result of our acquisition of Airdesk, which added approximately $1.5 million in expenses. There was also an increase of $800,000 related to additional personnel costs due to additional administrative and sales hiring.

Research and development expenses decreased 7.2% to $258,000 for the three month period ended September 30, 2006 as compared to $278,000 for the three month period ended September 30, 2005. This decrease is primarily due to an increase in software capitalization to $169,000 compared to $104,000 in the prior year three month period. This was partially offset by increased contractor costs related to the development of the new digital products and services being developed. Not all of these projects have reached technical feasibility and therefore were expensed as incurred. Some of these projects proved technically feasible and have moved into full development. For the nine months ended September 30, 2006, research and development expenses increased slightly to $833,000 compared to $832,000 for the same prior year period.

Bad debt expense increased slightly to $84,000 for the quarter ended September 30, 2006 compared to $83,000 in the same quarter in 2005. For the nine months ended September 30, 2006, bad debt expense decreased 32.1% to $164,000 as compared to $242,000 for the nine months ended September 30, 2005. Bad debt expense decreased during these periods as a result of the implementation of more stringent credit policies and collections processes, as well as an improvement in the general economic conditions.

Operating expense depreciation and amortization expense increased 9.5% to $423,000 for the three-month period ended September 30, 2006 as compared to $386,000 for the three-month period ended September 30, 2005. For the nine months ended September 30, 2006 and September 30, 2005, operating depreciation and amortization expense remained flat at $1.3 million.

Interest expense increased for the three month period ended September 30, 2006 to $192,000 as compared to $59,000 for the three month period ended September 30, 2005. For the nine months ended September 30, 2006 interest expense increased to $410,000 compared to $338,000 for the same prior year period. This increase was primarily the result of the $10 million of additional indebtedness to Laurus.

We are entitled to the benefits of certain net operating loss carry forwards. However, we believe it is unlikely that we will utilize the deferred tax items in the near future; therefore, we have not recorded a federal tax benefit for the three and nine months ended September 30, 2006. The $1,000 provision for income taxes for the quarter ended September 30, 2006 is related to certain state income taxes. The $3,000 income tax expense for the quarter ended September 30, 2005 is related to certain state and foreign income taxes. The $47,000 provision for income taxes for the nine months ended September 30, 2006 is related to certain state income taxes. The $52,000 income tax expense for the nine months ended September 30, 2005 is related to certain state and foreign income taxes.

Basic earnings per common share was $0.08 for three months ended September 30, 2006 as compared to $0.04 for the three months ended September 30, 2005. Fully diluted earnings per common share was $0.07 for the three months ended September 30, 2006 as compared to $0.03 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, basic earnings per common share was $0.19 as compared to $0.02 for the nine months ended September 30, 2005. Fully diluted earnings per common share was $0.18 for the nine months ended September 30, 2006 as compared to $0.01 for the nine months ended September 30, 2005.

The basic weighted average shares outstanding was 12,492,000 and diluted weighted average shares outstanding was 13,363,000 for the three month period ended September 30, 2006 as compared to basic weighted average shares outstanding of 11,528,000 and 12,023,000 diluted weighted average shares outstanding for the three month period ended September 30, 2005. For the nine months ended September 30, 2006, the basic weighted average shares outstanding was 12,348,000 and diluted weighted average shares was 13,081,000 as compared to basic weighted average shares outstanding of 11,092,000 and 11,456,000 diluted weighted average shares outstanding for the nine month period ended September 30, 2005. This increase was primarily due to 348,000 shares issued for the acquisition of Airdesk, and 416,000 shares issued upon conversion by Laurus for principle reduction on the Second Company Note.

Liquidity and Capital Resources

We had working capital of $13.9 million as of September 30, 2006 compared to a working capital of $4.8 million at December 31, 2005. We had cash balances of $12.0 million and $2.8 million, respectively, as of September 30, 2006 and December 31, 2005. The increase in our working capital and cash balances is primarily related to the cash received from the private placement with Laurus, which was completed in May 2006.

We provided cash from operating activities totaling $3.6 million for the period ended September 30, 2006 compared to providing cash of $2.3 million for the period ended September 30, 2005. The increase in cash provided by operating activities for the period ended September 30, 2006 versus the comparable period of 2005 was primarily due to an increase in net earnings, an increase in deferred revenue and an increase in other accrued liabilities. These were partially offset by an increase in accounts receivable, an increase in prepaid expenses, and an increase in other assets.

We used cash in investing activities totaling $3.5 million for the period ended September 30, 2006 compared to $640,000 for the period ended September 30, 2005. The increase in cash used in investing activities was primarily due to the acquisition of Airdesk.

We generated cash from financing activities totaling $9.0 million for the period ended September 30, 2006 compared to $848,000 for the period ended September 30, 2005. For the period ended September 30, 2006, cash generated from financing activities was primarily related to the proceeds from Laurus Notes A and B, as well as the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable. The cash generated from financing activities for the period ended September 30, 2005 was primarily from the funds received from the Second Company Note, which was partially offset by payments on the notes and lease payable.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

At September 30, 2006, we have not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, we are not subject to interest rate risk, commodity price risk, or other relevant market risks, such as equity price risk, other than risks created in the ordinary course of business through operations.

At September 30, 2006, we have obligations under note payable and under capital leases, which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows should not be material.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2006. No changes were made in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None - not applicable.

Item 5. Other Information.

Severance Agreements

On November 10, 2006, the Company entered into a change in control agreements with each of Stratton Nicolaides, Alan Catherall, and Michael Marett. Each agreement provides that if the executive’s employment is terminated, without cause, within two years of a change of control, he will receive a lump sum payment equal to 12 months of his base salary. The payment will be made six months after the date of termination. Copies of the Severance Agreements are attached hereto as Exhibits 10.1, 10.2, and 10.3, respectively and are incorporated herein by reference. The foregoing description of the Severance Agreements is qualified in its entirety by reference to the terms of the Severance Agreements.

Item 6. Exhibits

Exhibit 10.1 Severance Agreement, by and between Stratton Nicolaides and Numerex Corp. dated November 10, 2006.*

Exhibit 10.2 Severance Agreement, by and between Alan Catherall and Numerex Corp. dated November 10, 2006.*

Exhibit 10.3 Severance Agreement, by and between Michael Marett and Numerex Corp. dated November 10, 2006.*

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

* Compensatory plan, contract or arrangement.

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

NUMEREX CORP.
(Registrant)

Date: November 13, 2006       /s/ Stratton J. Nicolaides
                      STRATTON J. NICOLAIDES
              Chairman and Chief Executive Officer

Date: November 13, 2006        /s/ Alan B. Catherall
   ALAN B. CATHERALL
              Chief Financial Officer,
                      Executive Vice President, and
              Principal Financial and Accounting Officer