Form 10-K
period 2006-12-31
NUMEREX CORP /PA/
filed 2007-03-27
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
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

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant (8,899,999 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2006, was $63,634,993. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 16, 2007, was 13,050,399 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

NUMEREX CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Forward-Looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding trends, strategies, plans, beliefs, intentions, expectations, goals and opportunities. Forward looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “strategy,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. All statements and information herein and incorporated by reference herein, other than statements of historical fact, are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. Many phases of the Company’s operations are subject to influences outside its control. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this Annual Report, and the Company assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

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

PART I

Item 1. Business

Numerex Corp. is a wireless machine-to-machine (M2M) communications, technology and solutions business. The Company combines its network services, technology, products, and application development capabilities to create innovative packaged and custom-designed M2M offerings for customers across multiple market segments. Numerex makes possible real-time wireless data communications for monitoring, tracking, and service management tailored to the needs of diverse industries and applications, including wireless security solutions, vehicle location and tracking, fleet management, telemedicine, meter reading, utilities, vending, remote device monitoring, and more.

M2M is defined as electronic (wireless) data communication between people, devices and systems that turns data into information and addresses the needs of such industries as security, vending, the automotive aftermarket, healthcare, gas and oil, utilities and others. While the industry emerged in force just a few years ago, the underlying network and technology infrastructure has been a part of Numerex’s business for several years. Today, many mission-critical M2M solutions are deployed by Fortune 100 companies worldwide.

Numerex has established and maintained a leadership position in M2M through delivering end-to-end, single-source solutions as well as “white label” products that are available for distribution through Value Added Resellers (VARs) and Original Equipment Manufacturers (OEMs) who choose to integrate our products and services into their own offerings. We market and sell these products and services through our Airdesk Wireless™ and Uplink™ Divisions.

Numerex has developed industry-specific expertise in wireless network services, back-office support services, wireless device technology and distribution, wireless security products and services, mobile tracking and asset recovery, as well as remote asset management. As a result, leading businesses with M2M requirements partner with Numerex for our proven solutions. We help companies by removing the complexities associated with the design, development, deployment and support of M2M solutions so that our customers can focus on their primary business objectives and speed the time to market.

Numerex provides much more than network connectivity to our partners. We are always looking to expand our expertise by entering new vertical sectors conducive to our long-term recurring revenue model. We may choose to enter through industry partnerships, hiring expertise, or via acquisition. Our strategic vision is to be recognized as the “Perfect Partner” and leading provider of M2M networks, technology and end-to-end wireless solutions for customers in our target markets by:

•
Providing best-in-class technology, networks and end-to-end solutions to the M2M market, expanding our success in network services, mobile and fixed applications, wireless security and remote monitoring into new market segments across all industries;

•	Creating a culture of excellence in customer service;

•	Delivering quality products and services that meet and anticipate the evolving needs of our customers;

•	Striving to be “The Perfect Partner” - a single stop shop for M2M technology, solutions and support; and

•	Enhancing shareholder value through long term recurring revenue growth.

Background

Numerex Corp., a corporation organized under the laws of the Commonwealth of Pennsylvania, began in July 1992 with the acquisition of technology referred to as “Derived Channel”, which enables data transmission over an existing telephone line without interfering with voice communications over that same telephone line. We expanded our business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies. In November 1999, we sold the Derived Channel technology and business to British Telecommunications PLC (“BT”).

In May 1998, Numerex Corp., BellSouth Corporation and BellSouth Wireless, which became Cingular in 2001 and AT&T in 2006, completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed. Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico. On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

Cellemetry has evolved into Numerex, with two distinct business divisions:

•
Uplink, the Wireless Security Division of Numerex provides products and services that report security alarm messages reliably and securely to central monitoring stations. Uplink offers wireless security solutions through a nationwide network of independent dealers and distributors for over 200,000 subscribers in North America. Uplink is delivered to the market under the Uplink brand as well as our customers own brand for sale to other distributors of security products, including Fortune 500 companies.

•
Airdesk, the M2M Wireless Division of Numerex provides flexible, scalable machine-to-machine (M2M) technology, network, services and integration capabilities to partners and customers across a wide range of industries. With individual applications and comprehensive end-to-end solutions, Airdesk serves the utilities, security, automotive, healthcare, manufacturing, and retail markets. Airdesk combines its extensive wireless industry expertise with Numerex’s network services, technology, and support services, to deliver packaged and custom-designed M2M products and services for asset tracking, inventory control, point-of-sale systems and a host of emerging M2M applications. Airdesk is also the leading North American distributor for a variety of wireless radios including Wavecom and Sony-Ericsson.

Numerex completed the acquisition of Airdesk in January 2006. We believe the acquisition of Airdesk, with its years of experience in the M2M market and extensive distribution reach, has helped position Numerex as a premier provider of wireless M2M products and services.

Numerex’s activities are focused on two segments:

•	Core Business Segment: Wireless Data Communications; and

•	Non-Core Business Segment: Digital Multimedia, Networking and Data Communications.

CORE BUSINESS SEGMENT: WIRELESS DATA COMMUNICATIONS

Machine-to-Machine Communications (M2M)

Airdesk now serves as Numerex’s wireless M2M products and services division, offering all components of the M2M value chain, including networks, technology, and fixed and mobile solutions. Wireless data solutions historically delivered under the Cellemetry or CellemetryXG brand are now delivered under the Airdesk Wireless brand. Also, Numerex Networks™ is offered through Airdesk to customers and industry partners with network-only requirements. Numerex will continue to market and sell its wireless security solutions through its Uplink division under the Uplink brand name.

Wireless data communications at Numerex encompass:

•	Fixed end-to-end solutions;

•	Mobile end-to-end solutions;

•	Networks and network services; and

•	Technology Development and Distribution.

Fixed End-to-End Solutions

Uplink’: Wireless Security Communications

Uplink is a dedicated wireless communications solution for security monitoring that reports all alarms, status, and messages generated by security systems. Uplink delivers this solution by providing a secure, dedicated cellular data link and network access module that transmits alarms to virtually any alarm-receiving center or monitoring service.

A stand-alone sensor, alarm panel output, or alarm panel serial connection provides the trigger to one of Uplink’s family of network access modules, which in turn transmits the alarm event over the Numerex network. The Numerex gateway accepts the incoming signal and logs it for immediate viewing through the password-secured Web interface. Depending on the selected reporting options and alarm monitoring station receiver, the decoded signal can be forwarded via encrypted IP or the Public Switched Telephone Network (PSTN) to the alarm monitoring station. As an option, a customizable text message can be sent to any email-enabled device or to an alphanumeric pager. The Uplink Network Operations Center (NOC) in Atlanta activates and manages the service for its dealers.

Numerex launched Digital Uplink in 2006, with new technology including the DigiCell AnyNET device and the Digital 1650 device. The network services used for Digital Uplink are provided by SMSXpress™ from Numerex Networks. In 2006, we also began a concerted effort to provide both business and technology solutions to move legacy analog Uplink customers to Digital Uplink. We also are developing new mobile and security solutions to better serve our existing customers and enter new markets.

Uplink Sales and Marketing

Uplink is distributed through master distributors to a network of over 4,500 certified Uplink alarm and security dealers in North America for both commercial and residential alarm security markets. Uplink private labeled and custom services are marketed through direct business development and partnering initiatives. Product initiatives planned for Uplink in 2007 include added certifications that will allow us to enter new security markets as well as added hardware and service features.

Mobile End-to-End Solutions

MobileGuardian

In 2006, the MobileGuardian brand was discontinued. The brand was used primarily by a certain mobile tracking customer targeting the new car dealer market. The customer recently replaced the brand with their own private label. Their private label offering is based upon Numerex’s new mobile solution, Airdesk Mobile.

Airdesk Mobile

Airdesk Mobile (formerly known as MobileGuardian) provides advanced features and functions. Airdesk Mobile includes new device technology well suited for multiple automotive and security markets and applications. It delivers vehicle location and recovery solutions that combine the accuracy of GPS (Global Positioning System), Numerex Networks™ and wireless communications technology to improve the prospect of vehicle recovery and the timeframe in which the recovery occurs. Alert notifications, including excess speed and geo-fence boundary violations are delivered via Numerex Networks to Web-based interfaces that allow for immediate action on the part of the user.

If the vehicle’s alarm system is triggered, a message is sent to the Airdesk Mobile device located in the vehicle, which then wirelessly transmits a ‘theft’ alert notification over Numerex Networks to the vehicle’s owner via the owner’s wireless phone, email, or pager. The owner may then log on to the secure, private-labeled Web site to pinpoint the vehicle location and track its recent travel. At that point, the owner may choose to remotely disable the vehicle with a mouse click and prevent it from being restarted while he or she calls the authorities to report the theft.

The Airdesk Mobile solution is also applicable for non-theft recovery applications and markets. The technology and associated services can be used for fleet management, asset tracking and recovery, teen driver monitoring, rental tracking, and more.

For new car markets Airdesk Mobile includes bundled hardware and services at a single price point. With each device, integrated vehicle monitoring and recovery services are provided for a period of time. This includes access to the Customer Theft Recovery Call Center. Additional premium network services, including locates and service transactions, are available online directly from Numerex at the time of activation and later.

Airdesk Mobile is typically installed at the auto dealership location by the dealer/distributor. Application and network support is provided to dealers by the Numerex Network Operations Center in Atlanta. Comprehensive service coverage and distribution spans the US and Canada, with potential expansion into Mexico using the existing Numerex Networks.

Airdesk Mobile Sales & Marketing

The distribution strategy for Airdesk Mobile is designed as an indirect model that involves multiple distributors and expeditors serving auto dealerships and financial services providers. The product is only available as a private-labeled offering through these channels and is not marketed to the end user. Currently, we have a certain distributor that is the primary product sales channel for Airdesk Mobile in the new car market. We have several distributors/expeditors that serve the financial services markets. Our strategy involves expanding our distribution reach within our existing markets, as well as to certain international markets.

Numerex is also focused on delivering Airdesk Mobile to the sub-prime finance, or ‘Buy-Here-Pay-Here’, auto market through a network of distributors and dealers that service this market. The primary sub-prime finance application is the tracking and recovery of vehicles whose owners have defaulted on loans. Currently, Numerex has several distributors servicing this market.

Numerex’s industry partners market and sell our mobile products on a private-labeled basis using a number of channels. For example, a key customer, focused on the new car dealer channel, launched a program to market and sell a mobile tracking and recovery solution based upon the Airdesk Mobile platform. Others are addressing the sub-prime markets or regional fleet markets and have launched their own branded products which are based on Airdesk Mobile, each one containing a unique set of features.

We believe that Airdesk Mobile is competitively priced and offers value-added features, such as extensive network coverage, vehicle tracking, and immediate notification of a breach and/or activation of the vehicle’s alarm system. We believe Airdesk Mobile is well positioned in the established vehicle location and recovery markets as a private-labeled, digital mobile tracking and recovery solution.

In 2007, we seek to complete the development of a next-generation, lower-cost device that is expected to increase distribution of our mobile products and establish alternate distribution channels.

Networks and Network Services

Airdesk M2M Solutions and Numerex Networks

Numerex’s M2M wireless division, Airdesk, brings to market M2M solutions, and an array of products that support the M2M value chain. Core to these offerings and services is the Company’s wireless data network service, Numerex Networks™, which is a Mobile Virtual Network Operator (MVNO). MVNOs are operating companies that sell cellular services without owning the physical networks over which data are transmitted. While we own the network gateway, other message transmission infrastructure that allows us to move information or data across the cellular infrastructure, we have not invested in wireless spectrum or cellular towers. Instead, we have entered into several agreements with a variety of wireless carriers that allows us to move information with our own identification numbers over their existing cellular infrastructure. As a result, we can provide a multitude of wireless data network services. Numerex Networks is dedicated to the M2M market and currently only offers data network services. These services include specific, vertically focused M2M applications combined with our Numerex Networks and services. Numerex services offered through Airdesk are comprised of application engineering and development, customized billing, GPS mapping for mobile applications, network and application implementation management, back-end message delivery management, application and network support, and interactive voice and Web services.

We see it as our charter to go beyond providing specific products and services. Our customers and industry partners look to us not only to help integrate our wireless platform and services with their devices and applications, but also to assist them through the certification, launch, and operation of their products in their respective markets.

With the establishment of the Airdesk Division, Numerex evolved and re-branded its legacy CellemetryXG network solutions as Numerex Networks™, making our core network offerings an integral part of the Airdesk wireless M2M platform.

Numerex Networks™

Serving Airdesk and Uplink, Numerex Networks is capable of supporting a variety of remote applications that are either fixed or mobile. From Global System for Mobile Communications (GSM) and Code Division Multiple Access (CDMA) digital and Cellemetry network offerings, to premium 24/7/365 network support services, Numerex Networks supports continued expansive coverage, legacy network interoperability, and extended gateway capabilities for higher bandwidth M2M applications. Through a myriad of carrier agreements, Numerex Networks provides extensive digital and analog wireless network connectivity and services in the Continental U.S., Canada, the Caribbean, and Mexico.

Numerex launched multiple, state-of-the art, digital networks in 2006. Numerex Networks supports multiple technologies, providing unique, value added services to fulfill varied customer data and application requirements.

Real-Time Delivery with SMSXpress™

Numerex offers a unique network architecture enabling Short Message Service (SMS) delivery with low latency. Numerex Networks delivers messages from our dedicated SMSC (Short Message Service Center) to customer back-end applications. Acknowledgement of message delivery is provided within microseconds. Low latency, a dedicated SMS platform, and message acknowledgement - features that differentiate Numerex Networks and the SMSXpress service from its competitors in the market.

Flexible, Reliable GPRS Service

Numerex Networks GPRS (General Packet Radio Service) provides a secure, two-way network feature as an option, enabling private connectivity of packet routing to applications, as well as hosted applications services. The network offering allows management of dynamic device IPs, which facilitates true two-way communication between field devices and application servers. Numerex Networks GPRS provides dedicated frame relay connections to route packet data off the Internet across North America.

U.S. Coverage with 1xRTT

Numerex Networks provides coverage throughout the domestic U.S. with 1xRTT (CDMA-based single carrier (1x) Radio Transmission Technology) services. In addition, Numerex Networks delivers unique, location-based services (LBS) that provide an accurate, cost-effective way to track customers’ valuable assets. These two services have been combined for unique and specific private labeled customer applications.

‘Beyond the Network’: Value-Added Services and Customer Support

Beyond the network technology, customer support is delivered through the following offerings:

•	24x7 Customer Support: Numerex staffs a “’round-the-clock” support center, or help desk, to provide assistance to customers;

•	Flexible billing: Numerex provides accurate, timely invoices in flexible formats that detail usage per device. This flexibility is a key differentiator for customers’ end-user billing requirements;

•	Integration services: Numerex provides development support, in coordination with the Airdesk Technology support group, to ensure timely and efficient production;

•	Automated provisioning: Numerex enables automated, Web-based online provisioning of devices for immediate activation and account management; and

•	Network Operations Center: Customers and industry partners receive 24x7x365 network support from our Network Operations Center in Atlanta, Georgia.

Numerex Networks’ service is provided through our focus on, and investment in: infrastructure; network management; redundancy and reliability; and support services:

•
Infrastructure: Our Numerex Operation Center (NOC) architecture is built on the latest generation of best of class processing power, using high-grade servers in a totally redundant and hot swappable configuration. The hardware and software network topology features high grade, robust platforms for increased reliability. One of the most important components of this offering is the support delivered by the help desk. With a continuous 24x7x365 level of availability, support technicians are also knowledgeable, experienced and have the requisite skills to diagnose and resolve most issues;

•
Network Management: Based on best practices, the system allows for the automation of help desk management—from submission to monitoring to lifecycle management of customer issues. It also facilitates the management of tasks and asset inventory records and indicates which business services are impacted by a given incident or problem. This helps our Technical Support Center develop priorities that resolve customer issues based on business requirements and translates into higher customer satisfaction and quality of service;

•
Redundancy and Reliability: The operations sites are geographically diverse and are interconnected over Synchronous Optical Network (SONET) bidirectional, fault-tolerant facilities. This architecture provides Numerex Networks with service level standards that meet and exceed requirements for mission-critical applications. The technology is Underwriters Laboratories (UL) compliant and all components are UL certified; and

•
Network Support Services: Building on a solid technological foundation, Numerex Networks brings capable systems and processes for GSM / SMS service activation, service provisioning, inventory planning and management, and supply chain logistical support.

Technology Development and Distribution

Numerex Network Access Technology

Numerex designs, develops, manufactures and markets a suite of network access modules (wireless data modems) that provide the physical and electrical interface between the customer’s application and Numerex Networks. Examples of the various Numerex-manufactured modules include the DigiCell 11650, Uplink DigiCell AnyNET, and AnyNET (VAR version) for security applications, and ADM3500 family for mobile applications. The Network Modules are configurable as generic product offerings for VAR application development, as fully configured modules for OEM integration, or as a component of the Company’s end-to-end solutions.

Numerex also sources Network Access Technology from industry partners in order to deliver a wider portfolio of products and services.

With the acquisition of Airdesk, Numerex became the number one distributor of Wavecom radio modules in North America. Wavecom is a leading manufacturer of compact, rugged and reliable radio modules. Airdesk technology distribution serves VARs, system integrators and enterprise customers across several M2M market segments. Numerex also intends to enhance the Airdesk distribution model for Wavecom and other radio modules by offering added services, network and end-to-end solutions to this growing customer base.

The DigiCell AnyNET module supports a variety of communication services -- including SMS, and GPRS. The module features real-time message delivery; maximum network coverage; easy customization and integration into OEM applications; support for analog, digital, and hybrid networks; and automated provisioning.

The ADM3500 is an in-vehicle tracking module that incorporates digital cellular and GPS location tracking technologies. With all-in-one GSM/SMS and GPRS capability, it offers cost-effective wireless communication, while advanced motion filtering algorithms provide sensitivity in motion detection and interpretation. The ADM3500 also supports geo-fencing, on-demand position reporting via the Internet or interactive voice systems, ‘speed-threshold crossed’ notifications and more.

Sales and Marketing

Airdesk Wireless M2M solutions and Numerex Networks employ an indirect sales model through private label/OEM agreements, channel partners, system integrators, and VARs (collectively referred to, on occasion, as ‘industry partners’). We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically Uplink security.

Our network products are integrated and bundled with Numerex technology and services to provide private-labeled solutions for both fixed and mobile applications. Our network products are also sold and marketed to VARs, integrators, and application service providers who bundle and resell Numerex Networks with their end-to-end solutions. Network products are also sold as a data-only network offering for enterprise customers running M2M applications.

Our custom M2M solutions are typically marketed to Fortune 1000 companies, allowing them to deliver additional products and services outside of their primary business objectives.

Our private-label solutions are designed and marketed for specific vertical markets. Typically these customers are sales and marketing organizations without technical resources that are seeking rapid entry into a market. We are currently concentrating on mobile solutions for the automotive market and sub-prime finance markets. Another area of focus is private labeling the Uplink service and technology for VARs and integrators that are servicing a variety of M2M customers.

NON-CORE BUSINESS SEGMENT: DIGITAL MULTIMEDIA, NETWORKING AND WIRELINE DATA COMMUNICATIONS

Numerex’s primary focus is wireless M2M networks and solutions as described above. We operate three non-core, legacy businesses that make up the balance of our business and comprise about 13% of our revenue base. These are: Digital Multimedia, Networking Integration and Wireless Data Communications through DCX.

Digital Multimedia

We design, develop, and market complete video conferencing and digital multimedia system products and services for high-quality communications networks. We manufacture both the products upon which the systems are based and incorporate third-party products where appropriate. The offerings include PowerPlay™, a digital multimedia solution for high-bandwidth private network applications. PowerPlay provides capability for interactive videoconferencing and is an integrated hardware-software system that supports user-friendly control over network devices.  PowerPlay is supplemented by our desktop videoconferencing software version, IPContact™, which offers high-quality and high-performance video. These services are provided primarily through our subsidiary, BNI Solutions LLC.

Networking Integration

We provide products under the Digilog brand that assist both wireline and wireless carriers in the engineering, installation, and servicing of new telecommunications control networks. These telecommunications network operational support systems and services can be categorized as: Services, including system integration (rack and stack) and installation: Products, Test Access and Interconnecting Devices. These products and services are provided through our subsidiary, Digilog Inc.

Wireline Data Communications through DCX

Our licensed technology creates a Derived Channel on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system. We provide this service through our subsidiaries, DCX Systems and DCX Australia.

Non-Core Products and Services: Sales and Marketing

Our digital multimedia products and services are marketed through a combination of system integrators and VARs. Our networking products are sold and marketed under the Digilog brand. Distribution is focused on wireless and wireline telecommunications companies through system integration agreements with Agilent and other suppliers of telecommunications and monitoring equipment and services. Our Wireline Data Communications service is marketed under the DCX brand directly to carriers primarily in the United States and Australia.

GENERAL

Suppliers

We rely on third-party subcontractors, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products. In addition, some of our technology products are obtained from sole-source suppliers. The loss of a subcontractor or supplier could cause a disruption in our business due to the short lead times demanded by certain customers.

Competition

Various entities, such as M2M application service providers, MVNOs, and system integrators, offer a variety of the components and services required to deliver complete M2M solution. Numerex believes that it provides all of the key components of the M2M value chain, including enabling hardware, multiple wireless technologies and custom applications, and wireless network services. Numerex uniquely sells complete network-enabled solutions, or individual components, based upon the specific needs of the customer.

The Numerex wireless data network offering, Numerex Networks, competes with KORE Telematics and Aeris as M2M network providers, and to some extent the major wireless carriers. We believe that the purchase of Airdesk, combined with the continuing development of Numerex Network offerings and services, positions us to compete with emerging providers of M2M solutions using GSM and CDMA technology. Other potentially competitive offerings include “wireless fidelity” (Wi-Fi), World Interoperability for Microwave Access (WiMAX) and other emerging technologies and networks. Principal competitive factors when selecting a network provider are network reliability and the ability of the carrier to support unique M2M requirements.

We believe that Numerex Networks, extended through various agreements with wireless operators/carriers, together with our pricing, end-to-end solution offerings, and system performance, can enable us to effectively maintain and increase our current market share. Specifically, the Airdesk acquisition brings us a new customer base that will provide additional opportunities for added network and service sales. It will also interject Numerex earlier in the customers’ decision-making processes. However, many of the competitors have greater financial and human resources than we do, which may provide them a competitive advantage in marketing and selling, as well as technological advantages obtained through greater outlays of resources for research and development.

Our Uplink security products and services have two primary competitors in the existing channels of distribution — Ademco’s AlarmNet and Telular’s Teleguard, both of which introduced new digital competing products in 2006. The principal competitive factors when making a product selection in the business and consumer security industry are price, reliability, and industry certification status. GE Interlogix and DSC Skyroute also offer competitive hardware product solutions with their network service provided by Numerex wireless communication solution. With the launch of Digital Uplink in 2006, we believe that Uplink’s products and services are competitively positioned and priced.

There are several competitors offering vehicle location and recovery services, but our principal direct competitor in the new car after-market vehicle location and recovery business is LoJack Corporation, the industry’s market leader. There are also numerous other small companies that currently offer or are developing other wireless products and services in this area. OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of concierge services, markets and sells their services primarily through automobile manufacturers. The principal competitive factors are channel distribution, hardware price, network service price, features, and the ability to locate a vehicle at any time on demand. Our competitive challenge is the pressure to maintain our hardware margins with an on-going process of cost reduction associated with the in-vehicle hardware and the expansion of our distribution network. We believe our mobile solution for this market is competitive.

The market for our technology and platforms has been characterized by rapid technological change. The principal competitive factors in this market include product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide wireless network service, wireless radios, device technology and end-to-end solutions -- including integration, network and service management -- has set Numerex apart. Our master distribution agreement with Wavecom gives us an advantage for technology sales and an opportunity for increased network and solutions sales. Our primary competition for radio modules comes from Siemens and an assortment of smaller manufacturers.

Research and Development

Technology is subject to rapid change. Therefore, the introduction of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.

We continue to invest in new services and improvements to various Numerex technologies, especially networks and digital fixed and mobile solutions. We are focused primarily on the development of expanded service capabilities; further communications costs reductions, and additional enhancement to application-specific capabilities.

We have focused on providing customers with industry-benchmark solutions that go beyond the network requirement. With digital network migration progressing and our current product offerings running on digital networks, we believe it is important to continue to communicate to the market and customers a clear migration path from legacy analog networks and services to the new digital networks and platforms. Prudent integration of new digital and Web technology into our wireless businesses is an active and ongoing process. We are committed to taking full advantage of such new technology whenever and wherever it makes sense for our customers.

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

Intellectual Property

We hold patents through Cellemetry LLC, Numerex Corp., and Numerex Investment Corp. covering the technologies we have developed in support of our product and service offerings in the United States and various other countries. These patents are by law subject to expiration. Through Cellemetry, we license certain technologies related to Cellemetry under licenses with BellSouth Corporation (now AT&T). It is our practice to apply for patents as we develop new technologies, products, or processes suitable for patent protection. No assurance can be given about the scope of the patent protection.

We also hold other intellectual property rights including, without limitation, copyrights, trademarks, and trade secret protections relating to our technology, products, and processes. Patents have a limited legal lifespan. The patents we presently hold will, by law, begin expiring over the approximate period 2010 through 2022 depending upon the effective date of the subject patent. We believe that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, we believe that our success will also depend on our manufacturing, engineering, and marketing know-how and the quality and economic value of our products, services, and solutions.

Cellemetry is a registered trademark of Numerex Corp. We believe that no individual trademark or trade name is material to our competitive position in the industry.

Regulation

Federal, state, and local telecommunications laws and regulations have not posed any significant impediments to either the delivery of wireless data signals using our network or the provision of alarm services by telephone companies using Derived Channel technology. We may be subject to certain governmentally imposed telecommunications taxes, surcharges, and fees, including the federal universal service charge.

By February 2008, the FCC plans to eliminate its requirement that cellular carriers offer analog service pursuant to the Advanced Mobile Phone Service (AMPS) standard. At that time, cellular carriers may stop offering analog AMPS cellular service and use the spectrum for other purposes. Services that we provide utilizing the control channel of AMPS cellular service would have replaced with digital services capable of utilizing the control channels or Short Messaging Services of digital CDMA wireless service, or digital GSM wireless service Customers that use services dependent upon the control channel of AMPS cellular services would have to replace or modify incompatible radios to utilize the new newer services. While we expect that the AMPS standard will remain available for a period of time after 2008, we have been successful in developing digital solutions that do not rely on the control channel of AMPS cellular services and are deploying those solutions now. As a consequence, we will be able to provide all of the functionality of our Cellemetry-based services, whether utilizing analog or digital protocols, into the foreseeable future. By moving to the digital standard, we will also be able to add additional functionality.

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

We intend to obtain certification from Underwriters Laboratories for our products sold in the United States in order to serve monitoring applications with higher levels of insurance risk, such as bank security alarm systems and fire alarm monitoring systems. Certain of our digital multimedia products also require certification from Underwriters Laboratories. We intend to obtain any required Underwriters Laboratories certifications.

Regulations similar to the above may exist in other countries. In the event that we did not comply with any such regulations, or if our current or future products do not meet various regulatory standards or receive and maintain all required certifications, our business could be adversely affected.

Employees

As of March 16, 2007, we had 110 employees in the U.S., consisting 37 in sales, marketing and customer service, 51 in engineering and operations and 22 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements. We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 15, 2007, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	53	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	52	Executive Vice President, Chief Operating Officer
Alan B. Catherall	53	Executive Vice President, Chief Financial Officer

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

Risks Related to Our Financial Condition and Ownership Structure

We have a history of losses and are uncertain as to our future profitability.

Although we earned a profit for the years ended December 31, 2006 and December 31, 2005 we have otherwise had a net loss each year since 1998. We may not sustain operating income, net earnings, or positive cash flow from operations in the future.

In addition, we expect to continue to incur significant operating costs and, as a result, will need to generate significant additional revenues to maintain profitability, which may not occur. If our revenues do not grow as needed to offset these costs, our business may not succeed.

We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we depend on distributions or other intercompany transfers from our subsidiaries to make payments on our debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

•	the earnings of our subsidiaries;

•	covenants contained in agreements to which we or our subsidiaries are, or may become, subject;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions.

We cannot assure you that the operating results of our subsidiaries or the distributions they make to us at any given time will be sufficient to make distributions or other payments to us or that any distribution and/or payments will be adequate to pay our debt, including interest payments, when due.

The structure of our company may limit the voting power of our stockholders and certain factors may inhibit changes in control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, merger, consolidation or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 45% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

Risks Related to Our Business

The markets in which we operate are highly competitive, and we may not be able to compete effectively.

We face competition from many companies with significantly greater financial resources, well-established brand names, and larger customer bases. Numerous companies also may try to enter our market and expose us to greater price competition for our services. We expect competition to intensify in the future. If our competitors successfully focus on the markets we serve, our business could be adversely affected.

We operate in new and rapidly evolving markets where rapid technological change can quickly make products, including those that we offer, obsolete.

We operate in industries that are subject to evolving industry standards, rapid technological changes, and rapid changes in customer demands. These changes, individually or collectively, can adversely affect our business. If the demand for our products declines due to changes in technology, and we are unable to develop new products and services that successfully address market demand, our business will be adversely affected. In the event we keep pace with technological change, any delays in the development, introduction, and marketing of new wireless or digital multimedia products and services by us, or our suppliers, could have an adverse effect on our business.

Failure of our products and services to gain market acceptance would adversely affect our financial condition.

Over the past three years we have introduced a system enabling alarm signals to be transmitted over the cellular network to central monitoring stations; a cellular and GPS-based vehicle tracking solution, solutions tailored to the security needs of the construction industry, a multimedia videoconferencing solution, direct-to-consumer services, and enhanced “back end” services among other initiatives.. If these products and services, or any of our other existing products and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

Our current business plan contemplates significant expansion, which we may be unable to manage.

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion in the future. In order to effectively manage growth, whether organic or through acquisitions, we will need to maintain and improve our operating systems and expand, train and manage our employees. Our expansion through acquisitions is contingent on successful management of those acquisitions, which will require proper integration of new employees, processes and procedures and information systems, which can be both difficult and taxing from a human resources perspective. In addition, we must carefully manage product inventory levels to meet demand. Inaccuracies in expected demand could result in insufficient or excessive inventories and unexpected additional expenses. We must also expand the capacity of our sales, distribution and installation networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our business, financial condition, and results of operations.

We may require additional capital to fund further development, and our competitive position could decline if we are unable to obtain additional capital.

To address our long-term capital needs, we intend to continue to pursue strategic relationships that would provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue, as we were successful in doing in 2006, to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.

If we experience product defects or failures, our costs could increase and delay product shipments.

Our products and services are complex. While we test our products, they may still have errors, defects, or bugs that we find only after commercial production has begun. In the past, we have experienced errors, defects, and bugs in connection with new products. Our customers may not purchase our products if the products have reliability, quality, or compatibility problems. Furthermore, product errors, defects, or bugs could result in additional development costs, diversion of resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Historically, the time required for us to correct defects has caused delays in product shipments and resulted in lower than expected revenues. Significant capital and resources may be required to address and fix problems in new products. If our products do not function properly, we may have lower than expected revenues, and net income would likely be adversely impacted.

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing would result in delayed or reduced shipments to our customers.

We outsource the manufacturing of our products to independent companies and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of the manufacture of our products could harm our ability to provide our products to our customers and, consequently, could have a material adverse effect on our business and operations.

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

If we do not adapt to changing regulations that affect us, our business would suffer.

We operate in a technological environment characterized by rapid change in products, capabilities, and both consumer and societal expectations. As a result, the regulatory environment in which we operate is continually changing as it adjusts to address new issues in a rapidly changing industry. Future regulations could make our products illegal or obsolete, or may require us to make substantial changes to our products in order to continue to market them. For example, by February 18, 2008, cellular carriers in the United States will no longer be required by the FCC to provide analog service pursuant to the Advanced Mobile Phone Service (AMPS) standard. (No date has been set for ending analog service in Canadian provinces. However, cellular carriers in Canada have made the determination to follow the U.S. and have begun their transition from analog to digital networks as well.) Cellular carriers may stop offering analog AMPS cellular service. Cellemetry, which currently operates using AMPS cellular service, would have to begin operating on other wireless service channels, and customers who use services that involve Cellemetry would have to replace incompatible equipment. Other products and services that we make and that depend on Cellemetry, such as Airdesk Mobile, would be similarly affected. While we have developed a digital standard, we might not be successful in transitioning our existing customer base to such standard. And, as we expand beyond the “business-to-business” market and begin providing some services directly to end user consumers, some of our sales could become subject to federal and state level consumer protection laws and regulations that could prompt adverse action by regulators in the event of an alleged violation of those laws.

Many of the ultimate consumers of our PowerPlay products and services are elementary and secondary schools that pay for their purchases with funding that they receive through the Schools and Libraries Program (commonly known as the “E-Rate Program”) administered by the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). Changes in this program could affect demand for our PowerPlay products and services.

We may not be able to achieve our organic growth goals if we do not operate our network efficiently and generate additional traffic.

Our long-term success depends on our ability to operate, manage, and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. Furthermore, our network operations are dependent on third parties. If we experience technical or logistical impediments to our ability to transfer traffic onto our network, fail to generate additional traffic on our network, or if we experience difficulties with our third party providers, we may not achieve our revenue goals or otherwise be successful in growing our business.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the service our network provides.

The operation of our network depends on our ability to avoid or limit any interruptions in service to our customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new customers. In addition, because most of our customers are businesses, any significant interruption in service could result in lost profits or other losses to our customers. Although we attempt to disclaim or limit liability in our agreements with these customers, a court may not enforce a limitation on liability, which could expose us to losses.

The failure of any equipment on our network, or that of a customer, could result in the interruption of that customer’s service until necessary repairs are made or replacement equipment is installed. Network failures, delays, and errors may result from natural disasters, power losses, security breaches, viruses or terrorist acts. These failures or faults cause delays, service interruptions, expose us to customer liability, or require expensive modifications that could have a material adverse effect on our business and operating results.

We may have difficulty identifying the source of a problem in our network.

If a problem occurs on our network, it may be difficult to identify the source of the problem due to the overlay of our network with the cellular telephone network and our network’s reliance on the cellular network. The occurrence of hardware or software errors, regardless of whether such errors are caused by our products or our network, may result in the delay or loss of market acceptance of our products and services, and any necessary revisions may result in significant and additional expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition, or operations.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We are doing business in Australia, Canada, China, Mexico, Puerto Rico, and Japan. Accordingly, we are subject to international regulation and business uncertainties. International sales and operations may be subject to additional risks than those risks in the United States, such as the following:

•	imposition of government controls,

•	political instability,

•	export license requirements,
•	restrictions on the export of critical technology,

•	currency exchange rate fluctuations,

•	generally longer receivable collection periods and difficulty in collecting accounts receivable,

•	trade restrictions and changes in tariffs,

•	difficulties in staffing and managing international operations, and

•	potential insolvency of international dealers and distributors.

In addition, the laws of certain countries do not protect our products as much as the laws of the United States, which may lead to the potential loss of our proprietary technology through theft, piracy or a failure to protect our rights. These factors may have a material adverse effect on our future international sales and, consequently, on our business and results of operations.

The loss of intellectual property protection both U.S. and international, could have a material adverse effect on our operations.

Our future success and competitive position depend upon our ability to obtain and maintain intellectual property protection, especially with regard to patents on the technology used in our core business. Loss of such protection could compromise any advantage obtained and, therefore, impact our sales, market share, and results. Furthermore, our future or pending patent applications may not be issued with the scope of the claims sought by us, if at all. In addition, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. Effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in foreign countries where we may need protection. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology.

Our services are highly dependent upon our technology and the scope and limitations of our proprietary rights therein. In order to protect our technology, we rely on a combination of patents, copyrights, and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements, and other similar arrangements. If our assertion of proprietary rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected.

Our competitors may obtain patents that could restrict our ability to offer our products and services, or subject us to additional costs, which could impede our ability to offer our products and services and otherwise adversely affect us.

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

Furthermore, even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research and development and the sale of any of our products or services. These lawsuits are expensive and would consume time and other resources. The court could decide that we are infringing the third party’s patents and order us to stop the activities claimed by the patent and/or order us to pay the other party damages for having infringed its patents. There is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms.

Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

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

We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with our employees and licensees. We cannot guarantee you that the other parties will not violate these agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors. We cannot be certain that we will, in connection with every relationship, be able to maintain the confidentiality of our technology, which if released could materially affect our business. To the extent that our licensees develop inventions or processes independently that may be applicable to our products, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these persons or their full-time employers. We could be required to make payments to the owners of these inventions or processes, in the form of either cash or equity, or a combination of both.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	Wireless Data Communications and Principal Executive Office	24,135	2011
Warminster, Pennsylvania	Wireless Data Communication	18,000	2011
Willow Grove, Pennsylvania	Networking and Wireline Data Communications	10,000	2008
State College, Pennsylvania	Digital Multimedia	10,788	Month to Month

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

Fiscal 2006	High	Low

First Quarter (January 1, 2006 to March 31, 2006)	$8.71	$4.59
Second Quarter (April 1, 2006 to June 30, 2006)	8.99	6.39
Third Quarter (July 1, 2006 to September 30, 2006)	10.25	7.45
Fourth Quarter (October 1, 2006 to December 31, 2006)	10.35	7.76

Fiscal 2005	High	Low

First Quarter (January 1, 2005 to March 31, 2005)	$5.30	$4.36
Second Quarter (April 1, 2005 to June 30, 2005)	5.15	4.00
Third Quarter (July 1, 2005 to September 30, 2005)	6.19	4.56
Fourth Quarter (October 1, 2005 to December 31, 2005)	5.50	4.22

Performance Graph

The information included under the heading "Performance Graph" in this Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A or 14C, nor shall it be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2001, the last trading day before the beginning of the Company’s five preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2001
2002
2003
2004
2005
2006
Numerex
Nasdaq
Nasdaq Telecom

SHAREHOLDER VALUE AT YEAR END
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
NMRX	$100.00	$ 32.61	$ 46.06	$ 56.97	$ 57.33	$125.60
NASDAQ US Index	$100.00	$ 54.06	$ 81.09	$ 88.06	$ 89.27	$123.84
NASDAQ Telecomm Index	$100.00	$ 23.47	$ 39.61	$ 42.78	$ 39.69	$ 99.32

As of March 15, 2007, there were 62 holders of record of our Common Stock, approximately 7 beneficial shareholders and 13,050,399 shares of Common Stock outstanding. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have no plans now or in the foreseeable future to declare or pay cash dividends on our common stock

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

The following financial information was derived using the consolidated financial statements of Numerex Corp. The table lists historical financial data of the Company for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002.

	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
(in thousands)
Statement of Operations Data
Revenues	$52,788	$29,946	$22,993	$20,157	$24,501
Gross profit	18,922	12,717	10,039	9,029	10,221
Operating income (loss)	1,674	961	(1,631)	(2,726)	(7,468)
Net income (loss)	4,103	593	(2,079)	(1,404)	(7,450)
Earnings (loss) per common share (diluted)	0.32	0.05	(0.19)	(0.13)	(0.71)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$20,384	$4,359	$1,684	$734	$2,137
Total Assets	66,394	36,348	32,612	33,970	37,111
Total Debt and capital lease obligations (short and long term)	14,337	1,326	3,848	3,782	1,573
Shareholders' equity	41,420	27,729	23,652	25,366	27,615
Cash Flow Data
Net cash provided by (used in) operations	$2,663	$3,277	$1,520	$706	$(2,890)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp is a wireless machine-to-machine communications, technology and solutions business. The Company combines its network services, products and applications development capabilities to create innovative packaged and custom designed machine-to-machine solutions for customers across multiple market segments.

Fiscal year 2006 represented an improvement over prior periods. Full year revenues of almost $53 million increased $22.8 million or 76% from 2005. All of this increase came from our wireless division where 2006 revenues grew 107% compared to 2005.

Gross margins for 2006 were 35.9% compared with 42.5% in 2005. This was due to strong acceleration in wireless data product sales which typically earn a lower margin than that generated by service revenue. These product sales, however, should result in enhanced recurring service revenue in subsequent periods.

For fiscal year 2006 overheads, which include selling, general and administrative (SG&A) costs as well as research and development expenses and bad debt costs, collectively were $13.4 million or $3.3 million higher than for 2005. This increase in SG&A expenses is primarily related to our acquisition of the assets of AIRDESK, Inc. SG&A expenses, which represented almost 34% of revenues in 2005, were less than 26% in 2006.

As a result of strengthening revenues, a decrease in gross margins and continued control over costs, we recorded a $3.5 million improvement in net earnings in 2006, from approximately a $600,000 profit for the year ended December 31, 2005 to a profit of $4.1 million for the comparative period for 2006. For the year ended December 31, 2006 we released approximately $2.9 million of our valuation allowance, but this release of the valuation allowance was partially offset by a goodwill impairment charge of $2.1 million.

Our balance sheet also shows similar improvement in 2006. For example, our working capital was $25.9 million on December 31, 2006 compared to $4.8 million at December 31, 2005. In late December 2006, the Company entered into a $10 million Convertible Term Note with the Laurus Master Fund, Ltd. to provide additional funds primarily for strategic initiatives.

The following is a discussion of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2006 and 2005 and 2004. This discussion should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our estimate for our allowance for doubtful accounts related to trade receivables is calculated based on two methods which are combined to determine the total amount reserved. First, we evaluate specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, we establish a general reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be changed by a significant amount.
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

We conducted our goodwill analysis and assessment for all of our reporting units in February 2007, and as a result recorded a $2.1 million pre-tax, non cash charge for impairment of goodwill in our Broadband Networks, Inc (“BNI”) unit within the non-core Digital Multimedia, Networking and Wireline segment. BNI’s sales have declined in each of the past two years, and this trend is expected to continue. Based on a discounted cash flow valuation of BNI and a fair market value of its tangible and intangible assets, the $2.1 million charge to goodwill was taken. The non-cash charge has no impact on our liquidity or our future operations. After the charge, our net goodwill balance is $16.0 million.

Deferred Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. During the year ended December 31, 2006, management determined that it was more likely than not that the benefit of a portion of the net operating loss carryforwards would be realized by the Company.

A portion of the valuation allowance was reversed, which reflects the amount of net operating loss carryforwards projected to be utilized during the years ending December 31, 2006, 2007, and 2008. The total tax affected amount of valuation allowance reversed was $4,572,000, which includes projected utilization of net operating loss carryforwards in 2006, 2007, and 2008 and a deferred tax liability related to intangibles of $338,000.

The entire amount of the valuation allowance reversal was taken in the current year as an income tax benefit with the exception of $120,000. This amount reflects net operating loss carryforwards that were acquired and accordingly the reversal of the valuation allowance on this amount resulted in a reduction to goodwill.

Result of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.
(in thousands, except per share amounts)	For the years ended December 31,			2006 vs. 2005	2005 vs. 2004
	2006	2005	2004	% Change	% Change
Net sales:
Wireless Data Communications
Product	$32,383	$11,919	$5,913	171.7%	101.6%
Service	13,938	10,409	8,687	33.9%	19.8%
Sub-total	46,321	22,328	14,600	107.5%	52.9%
Digital Multimedia, Networking and Wireline Services
Product	2,141	2,654	3,784	-19.3%	-29.9%
Service	4,326	4,964	4,609	-12.9%	7.7%
Sub-total	6,467	7,618	8,393	-15.1%	-9.2%
Total net sales
Product	34,524	14,573	9,697	136.9%	50.3%
Service	18,264	15,373	13,296	18.8%	15.6%
Total net sales	52,788	29,946	22,993	76.3%	30.2%
Cost of product sales (excluding depreciation)	27,967	11,303	7,626	147.4%	48.2%
Cost of services (excluding depreciation and amortization)	5,750	5,748	4,943	0.0%	16.3%
Depreciation and amortization	149	178	385	-16.3%	-53.8%
Gross Profit	18,922	12,717	10,039	48.8%	26.7%
Gross Profit %	35.8%	42.5%	43.7%

Selling, general, and administrative expenses	12,088	8,663	8,625	39.5%	0.4%
Research and development expenses	1,067	1,106	906	-3.5%	22.1%
Bad debt expense	198	325	475	-39.1%	-31.6%
Depreciation and amortization	1,755	1,662	1,664	5.6%	-0.1%
Goodwill impairment	2,140	-	-	NA	NA
Operating earnings (loss)	1,674	961	(1,631)	74.2%	-158.9%

Interest expense, net	(552)	(311)	(637)	77.5%	-51.2%
Other income and (expense), net	31	(5)	(52)	-720.0%	-90.4%
Gain on sale of business			250
Provision for income taxes	2,950	(52)	(9)	-5773.1%	477.8%
Net earnings (loss)	4,103	593	(2,079)	591.9%	-128.5%
Net earnings (loss) applicable to common shareholders	$4,103	$593	$(2,079)	591.9%	-128.5%
Basic earnings (loss) per common share	$0.33	$0.05	$(0.19)
Diluted earnings (loss) per common share	$0.32	$0.05	$(0.19)
Basic	12,502	11,231	10,798
Diluted	12,985	11,482	10,798

See notes to consolidated financial statements

Fiscal Years Ended December 31, 2006 and December 31, 2005

Net revenues increased 76.3% to $52.8 million for the year ended December 31, 2006 as compared to $29.9 million for the year ended December 31, 2005. The increase in total net revenues for the year ended December 31, 2006 is attributable to a 136.9% increase in total product sales and an 18.9% increase in service revenue. The product sales and service revenue increase for the year ended December 31, 2006, compared to the same period in 2005, was in Wireless Data Communications in the amount of $24.0 million. These increases were partially offset by a decrease in Digital Multimedia, Networking & Wireline Security product sales and service revenue of $1.2 million.

Cost of product sales increased 147% to $28.0 million for the year ended December 31, 2006 as compared to $11.3 million for the year ended December 31, 2005. The increase in cost of sales was primarily the result of higher product sales volume in Wireless Data Communications.

Cost of services was flat at $5.8 million for the years ended December 31, 2006 and 2005.

Cost of sales depreciation and amortization expense decreased 16% to $149,000 for the year ended December 31, 2006 as compared to $178,000 for the year ended December 31, 2005.

Gross profit, as a percentage of net revenue, was 35.8% for the year ended December 31, 2006 as compared to 42.5% for the year ended December 31, 2005. The total gross profit as a percentage of revenue decreased for the twelve month period ended December 31, 2006 compared to the same period in 2005 because product sales were 65.2% of total revenue for the year ended December 31, 2006 versus 48.7% for the year ended December 31, 2005. Since, gross profit as a percentage of revenue is generally less on product sales than for service revenue, the increase in product sales versus service revenue decreased the total gross profit as a percentage of revenue.

Selling, general, administrative and other expenses increased 40.0% to $12.1 million for the year ended December 31, 2006 as compared to $8.7 million for the year ended December 31, 2005. As a percentage of revenue, selling, general, administrative and other expenses decreased to 23.0% for the year ended December 31, 2006 as compared to 28.9% for the year ended December 31, 2005. Selling, general, administrative and other expenses decreased as a percentage of revenue for the year primarily due to control over these types of expenses.

Research and development expenses were relatively flat for the year ended December 31, 2006 at $1.1 million. We expense most of our research and development costs and expect such costs to continue at approximately these current levels.

Bad debt expense decreased 39.1% to $198,000 for the year ended December 31, 2006 as compared to $325,000 for the year ended December 31, 2005. Bad debt decreased during the period as a result of our continued stringent credit policies and collections processes.

Depreciation and amortization expense increased 5.4% to $1,755,000 for the year ended December 31, 2006 as compared to $1,662,000 for the year ended December 31, 2005. This increase was due to depreciation expense on purchases of new equipment during 2006.

We recorded a pre-tax, non-cash charge of $2.1 million for the impairment of goodwill within the Digital Multimedia, Networking and Wireline segment for the year ended December 31, 2006. Key factors driving the amount of the impairment charge include the Company’s assessment of the long term outlook for its Broadband Networks, Inc. unit within the Digital Multimedia, Networking and Wireline segment and a determination that a reduction in the goodwill balance in the amount of $2.1 million would be required to more properly reflect the current value of the business. We did not record any goodwill impairment for the year ended December 31, 2005.

Interest expense net of interest income increased to $552,000 in 2006 compared to $311,000 for the prior year. This increase was primarily the result of the transactions with the Laurus Master Fund (Laurus) that occurred on January 25, 2005 and May 30, 2006. Interest expense related to these transactions was $638,000 for the twelve months ended December 31, 2006. The increase in interest expense related to the Laurus transactions was partially offset by interest income of $86,000. Please see Note A (13) to our Consolidated Financial Statements for additional information about our transactions with Laurus.

A Foreign currency gain of $10,000 was recorded for the year ended December 31, 2006 up from a $5,000 loss for the year ended December 31, 2005. This increase was the result of decreased foreign currency losses on sales to Canadian customers. Other income of $21,000 was recorded for the year ended December 31, 2006 as a result of a refund at our Australian location.

We recorded a provision (benefit) for income taxes of ($2,950,000) and $52,000 for the years ended December 31, 2006 and 2005, respectively. The amount of income tax benefit recorded for reversal of valuation allowance was $4,572,000 and $241,000 for the years ended December 31, 2006 and 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to permanent differences, foreign and state income tax differences, and the benefit of reversal of valuation allowance for the years ended December 31, 2006 and 2005.

We had provided a valuation allowance of $11,439,000 as of December 31, 2005, on 100% of our deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. We reversed a portion of the valuation allowance related to certain net operating loss carryforward deferred tax assets expected to be utilized. For the remaining deferred tax assets, we intend to maintain a valuation allowance until sufficient positive evidence exists to support their reversal. As of December 31, 2006, the remaining valuation allowance is $6,867,000.

Basic and diluted earnings per common share increased to $.33 and $.32 respectively for year ended December 31, 2006 as compared to $.05 for the year ended December 31, 2005.

The weighted average basic shares outstanding increased to 12,502,000 for the year ended December 31, 2006 as compared to 11,231,000 for the year ended December 31, 2005. The increase in weighted average basic shares outstanding for the twelve-month period ended was due to the issuance of 885,000 common shares to Laurus in connection with the conversion of our debt, as discussed above as well as the issuance of 348,000 common shares related to the acquisition of the assets of AIRDESK, Inc.

Fiscal Years Ended December 31, 2005 and December 31, 2004

Net sales increased 30.2% to $29.9 million for the year ended December 31, 2005 from $23.0 million for the year ended December 31, 2004. The increase in net sales in 2005 is attributable to a 50.3% increase in total product sales and a 15.6% increase in service sales. Substantially all of this increase is attributable to a $7.7 million increase in product and service sales in Wireless Data Communications in 2005, partially offset by an $800,000 decrease in Digital Multimedia, Networking and Wireline product sales.

Cost of product sales increased 48.2% to $11.3 million for the year ended December 31, 2005 from $7.6 million for the year ended December 31, 2004. This increase was primarily the result of higher product sales volume in the Wireless Data Communications, partially offset by lower Digital Multimedia, Networking and Wireline product sales.

Cost of services increased 16.3% to $5.7 million for the year ended December 31, 2005 from $4.9 million for the year ended December 31, 2004. This increase was primarily the result of higher service sales volume in Wireless Data Communications, Digital Multimedia, Networking and Wireline and Wireline.

Cost of sales depreciation and amortization expense decreased 53.8% to $178,000 for the year ended December 31, 2005 from $385,000 for the year ended December 31, 2004. This decrease was primarily the result of assets in our Digital Multimedia, Networking and Wireline division becoming fully depreciated during 2005.

Gross profit as a percentage of net sales was 42.5% for the year ended December 31, 2005 as compared to 43.7% for the year ended December 31, 2004. The gross profit percentage decreased slightly in 2005 because product sales as a percentage of total sales increased to 37.7% for the year ended December 31, 2005 compared to 33.2% for the year ended December 31, 2004. Since product sales entail higher costs of sale, gross profit as a percentage of sales is generally less on product sales than service sales, and so the increase in product sales in 2005 resulted in a slight decrease in the total gross profit percentage. The decrease in gross profit as a percentage of sales for the period ended December 31, 2005 versus the comparable period in 2004 was partially offset by a reduction in depreciation expense due to some assets in Digital Multimedia, Networking and Wireline becoming fully depreciated during 2005.

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

Interest expense (net) decreased to $311,000 in 2005 from $637,000 in 2004. This decrease was primarily the result of reduced interest expense on a note held by the Laurus Master Fund (“Laurus”) initially issued on January 15, 2004 in the amount of $4.5 million. On July 6, 2005 we voluntarily converted $2.3 million of the outstanding debt associated with the note into 500,000 shares of our common stock. On August 1, 2005 we converted the remaining outstanding portion of the debt associated with the note into 209,000 shares of our common stock. As a result, we have reduced our total interest expense. The majority of ongoing interest expense is related to a second $1,500,000 note that we issued to Laurus on January 28, 2005. Please see Note A (13) to our Consolidated Financial Statements for additional information about our transactions with Laurus.

Foreign currency loss decreased to $5,000 for the year ended December 31, 2005 from $52,000 for the year ended December 31, 2004. This decrease was the result of decreased foreign currency loses on sales to Canadian customers.

Basic and diluted earnings per common share was $0.05 per share for year ended December 31, 2005 as compared to a basic and diluted loss per common share of $0.19 per share for the year ended December 31, 2004.

Weighted average basic shares outstanding increased to 11,231,000 at December 31, 2005 from 10,798,000 at December 31, 2004. This increase is primarily due to our issuance of 709,000 million shares to Laurus in connection with the conversion of our $4.5 million note, as discussed above.

Segment Information

Net Sale by Segment:	For the years ended December 31,			2006 vs. 2005	2005 vs. 2004
(In thousands)	2006	2005	2004	% Change	% Change
Net sales:
Wireless Data Communications
Product	$32,383	$11,919	$5,913	171.7%	101.6%
Service	13,938	10,409	8,687	33.9%	19.8%
Sub-total	46,321	22,328	14,600	107.5%	52.9%
Digital Multimedia, Networking and Wireline
Product	2,141	2,654	3,784	-19.3%	-29.9%
Service	4,326	4,964	4,609	-12.9%	7.7%
Sub-total	6,467	7,618	8,393	-15.1%	-9.2%
Total net sales
Product	34,524	14,573	9,697	136.9%	50.3%
Service	18,264	15,373	13,296	18.8%	15.6%
Total net sales	52,788	29,946	22,993	76.3%	30.2%

Percent of Total Sales
	2006	2005	2004
Net sales:
Wireless Data Communications
Product	61.3%	39.8%	25.7%
Service	26.4%	34.8%	37.8%
Sub-total	87.7%	74.6%	63.5%
Digital Multimedia and Networking
Product	4.1%	8.9%	16.5%
Service	8.2%	16.6%	20.0%
Sub-total	12.3%	25.4%	36.5%
Total net sales
Product	65.4%	48.7%	42.2%
Service	34.6%	51.3%	57.8%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2006 and December 31, 2005

Net revenues from Wireless Data Communications increased 107.5% to $46.3 million for the year ended December 31, 2006 including our Airdesk unit as compared to $22.3 million for the year ended December 31, 2005. This increase was the result of a 171.7% increase in product sales and a 34.0% increase in service revenues compared to the same period last year. The increase in Wireless Data Communications product sales of $20.5 million for the year ended December 31, 2006 versus the same period in 2005 was primarily the result of increased sales of Airdesk modules, our vehicle security products and tracking services, Airdesk Mobile®, and increased sales of our Uplink Security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless Data Communication services revenue was primarily due to an increase in the number of connections to our wireless network. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize our network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

Net revenue from Digital Multimedia, Networking and Wireline Security decreased 15.1% to $6.5 million for the year ended December 31, 2006 as compared to $7.6 million for the year ended December 31, 2005. This decrease was primarily due to a 19.3% decrease in product sales to $2.1 million, primarily due to decreased sales of our interactive videoconferencing products (PowerPlay™) to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. Digital Multimedia, Networking and Wireline Security service revenues, mainly installation and integration services, also decreased to $4.3 million for the year ended December 31, 2006 compared to $5.0 million during the same period in 2005. This decrease was due to lower product sales for the year ended December 31, 2006.

Fiscal Years Ended December 31, 2005 and December 31, 2004

Net revenues from Wireless Data Communications increased 52.9% to $22.3 million for the year ended December 31, 2005 as compared to $14.6 million for the year ended December 31, 2004. This increase was the result of a 101.6% increase in product sales and a 19.8% increase in service revenues compared to the same period last year. The increase in Wireless Data Communications product sales of $6.0 million for the year ended December 31, 2005 versus the same period in 2004 was primarily the result of increased sales of our vehicle security products and tracking services, Airdesk Mobile® and increased sales of our Uplink Security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless Data Communication services revenue was primarily due to an increase in the number of connections to our wireless network. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize our network to provide customer solutions. We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

Net revenue from Digital Multimedia, Networking and Wireline Security decreased 9.2% to $7.6 million for the year ended December 31, 2005 as compared to $8.4 million for the year ended December 31, 2004. This decrease was primarily due to a 29.9% decrease in product sales to $2.1 million, primarily due to decreased sales of our interactive videoconferencing products (PowerPlay™) to distance-learning customers. The decrease in product sales was partially offset by an increase of 7.7% to $5.0 million in service revenue as compared to $4.6 million for the year ended December 31, 2004. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2006, and 2005, respectively.

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

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net sales:
Wireless Data Communications
Product	$7,286	$7,810	$7,747	$9,540
Service	3,112	3,403	3,527	3,896
Sub-total	10,398	11,213	11,274	13,436
Digital Multimedia and Networking
Product	309	463	1,008	362
Service	1,136	1,218	1,009	962
Sub-total	1,445	1,681	2,017	1,324
Total net sales
Product	7,595	8,273	8,755	9,902
Service	4,248	4,621	4,536	4,858
Sub-total	11,843	12,894	13,291	14,760
Cost of product sales (excluding depreciation)	6,154	6,716	6,761	8,336
Cost of services (excluding depreciation and amortization)	1,443	1,471	1,541	1,295
Depreciation and amortization	44	40	38	27
Gross profit	4,202	4,667	4,951	5,102
Selling, general, and administrative expenses	2,827	2,938	3,051	3,272
Research and development expenses	288	280	258	241
Bad debt expense	-	83	84	37
Depreciation and amortization	448	398	423	479
Goodwill impairment	-	-	-	2,140
Operating earnings (loss)	639	968	1,135	(1,067)
Interest income (expense)	(137)	(73)	(193)	(119)
Net earnings (loss)	502	895	942	(1,186)
Provision for Income taxes	29	15	1	(2,995)
Net earnings	$473	$880	$941	$1,809
Foreign currency translation adjustment	(6)	(1)	(1)	(2)
Comprehensive earnings	$467	$879	$940	$1,807
Basic earnings per common share	$0.04	$0.07	$0.08	$0.14
Diluted earnings per common share	$0.04	$0.07	$0.07	$0.13
Basic	12,243	12,307	12,492	12,958
Diluted	12,868	13,021	13,363	13,695

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net sales:
Wireless Data Communications
Product	$2,310	$2,474	$3,059	$4,077
Service	2,546	2,531	2,558	2,772
Sub-total	4,856	5,005	5,617	6,849
Digital Multimedia and Networking
Product	312	1,052	962	328
Service	1,009	1,306	1,430	1,220
Sub-total	1,321	2,358	2,392	1,548
Total net sales
Product	2,622	3,526	4,021	4,405
Service	3,555	3,837	3,988	3,992
Sub-total	6,177	7,363	8,009	8,397
Cost of product sales (excluding depreciation)	2,186	2,505	2,991	3,622
Cost of services (excluding depreciation and amortization)	1,255	1,548	1,533	1,413
Depreciation and amortization	51	53	41	46
Gross Profit	2,685	3,257	3,444	3,316
Selling, general, and administrative expenses	2,152	2,094	2,215	2,194
Research and development expenses	270	286	278	273
Bad debt expense	58	101	83	83
Depreciation and amortization	454	438	386	371
Operating earnings (loss)	(249)	338	482	395
Interest income (expense)	(192)	(94)	(62)	27
Net earnings (loss)	(441)	244	420	422
Provision for Income taxes	39	4	9	-
Net earnings (loss)	$(480)	$240	$411	$422
Foreign currency translation adjustment	(6)	(1)	(1)	20
Comprehensive earnings (loss)	$(486)	$239	$410	$442
Basic earnings (loss) per common share	$(0.04)	$0.02	$0.04	$0.04
Diluted earnings (loss) per common share	$(0.04)	$0.02	$0.03	$0.04
Basic	10,837	10,903	11,528	11,642
Diluted	10,837	11,957	12,023	11,873

Liquidity and Capital Resources

We had working capital of $25.9 million as of December 31, 2006 compared to working capital of $4.8 million at December 31, 2005. We had cash balances of $20.3 million and $2.8 million, respectively, as of December 31, 2006 and December 31, 2005.

The majority of the increase in working capital reflects the increase in our cash balances as well as an increase in accounts receivable related to increased sales.

Net cash provided by operating activities was $2.7 million for the year ended December 31, 2006 as compared to $3.3 million for the year ended December 31, 2005. The decrease was primarily due to an increase in deferred income taxes of $3.0 million, an increase in accounts receivable of $3.0 million and an increase in accounts payable of $1.0 million. This was partially offset by an increase in net earnings of $3.5 million, and a decrease in goodwill of $2.1 million.

Net cash used in investing activities was $4.1 million for the year ended December 31, 2006 as compared to $2.8 million for the year ended December 31, 2005. The increase in cash used in investing activities was primarily due to the acquisition of AIRDESK, Inc.

Net cash provided by financing activities was $19.0 million for the twelve months ended December 31, 2006 as compared to $692,000 for the twelve months ended December 31, 2005. The increase was primarily due to proceeds from the notes payable we issued to Laurus in May 2006 and December 2006.

Our business has traditionally not been capital intensive and, accordingly, capital expenditures have not been material. To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations, and the proceeds from notes payable we have issued.

We paid principal and interest of approximately $1.8 million on our notes payable during the twelve months ended December 31, 2006.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our operating requirements through at least  December 31, 2007. This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company Notes.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2006.

	Payments due by period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term Debt*	$15,000	$1,429	$13,571
Capital lease obligations	224	111	107	6
Operating lease obligations	3,066	589	1,860	617	-
Total	$18,290	$2,129	$15,538	$623	$-

* $10,000,000 of this debt is convertible into the Company’s common stock at both the Company’s and Lender’s option depending on the Company’s stock price.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share information)
	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,384	$2,821
Short-term investments	-	1,538
Accounts receivable, less allowance for doubtful accounts of $933 at December 31, 2006 and $704 at December 31, 2005:	11,844	6,046
Inventory	2,755	1,694
Prepaid expenses and other current assets	1,677	517
Deferred tax asset - current	1,113	-
TOTAL CURRENT ASSETS	37,773	12,616

Property and Equipment, Net	1,287	986
Goodwill, Net	15,967	15,014
Other Intangibles, Net	6,734	6,268
Software, Net	1,815	1,020
Deferred tax asset - LT	2,070	-
Other assets	747	444
TOTAL ASSETS	$66,393	$36,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,651	$3,911
Other current liabilities	2,270	2,326
Note payable, current	1,139	490
Deferred revenues	715	1,056
Obligations under capital leases, current portion	96	58
TOTAL CURRENT LIABILITIES	11,871	7,841

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	339	60
Note Payable	12,763	718
TOTAL LONG TERM LIABILITIES	13,102	778

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000; issued 14,445,234 shares at December 31, 2006 and 14,033,877 shares at December 31, 2005	43,133	40,050
Additional paid-in-capital	2,486	1,136
Treasury stock, at cost, 1,184,900 shares on December 31, 2006 and 2,391,400 on December 31, 2005	(5,053)	(10,197)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income (loss)	2	(8)
Accumulated earnings (deficit)	852	(3,252)
TOTAL SHAREHOLDERS' EQUITY	41,420	27,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,393	$36,348

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
	FOR THE YEARS
	ENDED DECEMBER 31,
	2006	2005	2004
Net sales:
Product	$34,524	$14,573	$9,697
Service	18,264	15,373	13,296
Total net sales	52,788	29,946	22,993
Cost of product sales (excluding depreciation)	27,967	11,303	7,626
Cost of services (excluding depreciation and amortization)	5,750	5,748	4,943
Depreciation and amortization	149	178	385
Gross Profit	18,922	12,717	10,039
Selling, general, and administrative expenses	12,088	8,663	8,624
Research and development expenses	1,067	1,106	906
Bad debt expense	198	325	476
Depreciation and amortization	1,755	1,662	1,664
Goodwill impairment	2,140	-	-
Operating earnings (loss)	1,674	961	(1,631)
Net interest expense	(552)	(311)	(637)
Gain on sale of assets	-	-	250
Net other income and (expense)	31	(5)	(52)
Earnings (loss) before income taxes	1,153	645	(2,070)
Provision for income taxes	(2,950)	52	9
Net earnings (loss)	4,103	593	(2,079)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(10)	21	(84)
Comprehensive earnings (loss)	$4,093	$614	$(2,163)

Basic earnings (loss) per share	$0.33	$0.05	$(0.19)
Diluted earnings (loss) per share	$0.32	$0.05	$(0.19)
Weighted average common shares used in per share calculation
Basic	12,502	11,231	10,798
Diluted	12,985	11,482	10,798

See accompanying note to consolidated financial statements

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
	Common			Treasury	Accumulated Other	Retained
DESCRIPTION:	Shares	$ Amount	APIC	Stock	Comprehensive	Earnings	TOTAL
Balance @ 12/31/03	13,182	$ 36,793	$ 439	$ (10,197)	$ 97	$ (1,766)	$ 25,366

Issuance of shares under Directors Stock Plan	7	28					28
Issuance of shares in connection with employee stock purchase plan	5	5					5
Issuance of shares in connection with warrants			370				370
Issuance of shares in lieu of debt payment	10	46					46
Translation adjustment	0	0			(84)		(84)
Net loss	0	0				(2,079)	(2,079)
Balance @ 12/31/04	13,204	$36,872	$809	$(10,197)	$13	$(3,845)	$23,652

Issuance of shares under Directors Stock Plan	7	27					27
Issuance of shares in connection with employee stock purchase plan	1	0					0
Issuance of shares in lieu of debt payment	822	3,151					3,151
Translation adjustment	0	0			(21)		(21)
Warrants			172				172
Beneficial Conversion Feature			154				154
Net earnings	0	0				593	593
Balance @ 12/31/05	14,034	$40,050	$1,135	$(10,197)	$(8)	$(3,252)	$27,729

Issuance of shares under Directors Stock Plan	9	61	-	-	-	-	61
Issuance of shares in connection with employee stock purchase plan	75	303	-	-	-	-	303
Issuance of shares in connection with purchase of Airdesk, Inc.	348	1,503	-	-	-	-	1,503
Issuance of shares in lieu of debt payment	885	6,359	(794)	-	-	-	5,565
Retirement of Treasury Shares	(1,206)	(5,143)	-	5,143	-	-	-
Translation adjustment	-	-	-	-	10	-	10
FAS 123 Compensation	-	-	462	-	-	-	462
Warrants	-	-	1,646	-	-	-	1,646
Beneficial Conversion Feature	-	-	38	-	-	-	38
Net earnings	-	-	-	-	-	4,103	4,103
Balance @ 12/31/06	14,145	$43,133	$2,487	$(5,053)	$2	$852	$41,420
See accompanying notes to consolidated financial statement

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$4,103	$593	$(2,079)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	668	562	671
Amortization	1,236	1,279	1,380
Allowance for Doubtful Accounts	229	34	476
Inventory Reserves	13	(642)	284
Non cash interest expense	439	104	255
Stock option compensation expense	462	-	-
Stock issued in lieu of directors fees	61	65	71
Warrants issued in addition to investor relation fees	64	-	-
Gain on Sale of business unit	-	-	(250)
Impairment of goodwill	2,140	-	-
Deferred income taxes	(3,062)
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(2,976)	(2,056)	(1,310)
Inventory	134	509	1,615
Prepaid expenses & interest receivable	(504)	129	79
Other assets	(855)	497	-
Accounts payable	957	1,311	101
Other current liabilities	(244)	742	96
Deferred Revenue	(240)	150	131
Income taxes	38	-	-
Net cash provided by operating activities:	2,663	3,277	1,520
Cash flows from investing activities:
Purchase of property and equipment	(703)	(517)	(215)
Purchase and capitalization of intangible and other assets	(1,262)	(756)	(386)
Purchase of short-term investment	-	(1,538)
Sale of short-term investment, net	1,538	-	-
Proceeds the from sale of a business	-	-	200
Increase (decrease) in deposits and long term receivables	-	-	(169)
Purchase of Airdesk, Inc.	(3,683)	-	-
Net cash used in investing activities	(4,110)	(2,811)	(570)
Cash flows from financing activities:
Proceeds from exercise of common stock options	304	3	33
Proceeds from note payable and debt	20,000	1,500	4,283
Principal payments on capital lease obligations	(81)	(99)	(309)
Principal payments on notes payable and debt	(1,223)	(712)	(3,922)
Net cash provided by financing activities:	19,000	692	84
Effect of exchange differences on cash	10	(21)	(84)
Net increase in cash and cash equivalents	17,563	1,137	950
Cash and cash equivalents at beginning of year	2,821	1,684	734
Cash and cash equivalents at end of year	$20,384	$2,821	$1,684

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	583	231	360
Income taxes	189	52	26
Disclosure of non-cash activities:
Goodwill impairment	2,140	-	-
Provision for income taxes	(2,950)	-	-
Capital leases	182	182	32
Non cash interest expense	334	104	255
Non cash conversion of debt to equity	3,634	3,329
Non cash leasehold improvement	88	158

See accompanying notes to consolidated financial statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. provides wireless fixed and mobile machine-to-machine (M2M) solutions, as well as a broad range of network services and technology. A single-source provider for M2M requirements, Numerex enables real-time wireless data communications, monitoring, tracking, and service management tailored to the needs of each application, customer and industry, from vehicle location and tracking, to vending, to security and utilities. Wireless M2M network services and solutions are delivered through the Airdesk Wireless division. Wireless security solutions are delivered through the Uplink Security division. In addition to its core M2M business, Numerex markets proprietary digital multimedia and collaboration products to the educational and distance learning markets. It also provides networking and integration services to major telecommunications companies. Numerex primarily serves customers throughout the United States, Canada and Latin America. The company is headquartered in Atlanta, Georgia.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash equivalents of $20.4 million and $2.8 million at December 31, 2006 and 2005, respectively, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit. Cash of $48,000 and $35,000 at December 31, 2006 and 2005, respectively was held in our foreign bank account. Restricted cash of $63,000 was held as a letter of credit on December 31, 2006.

4. Short-Term Investments

Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is our intent to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to our intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component of shareholders equity.

There were no investment securities held by the Company at December 31, 2006. The fair value of the investment securities at December 31, 2005 was $1,538,000. This security matured on February 13, 2006 and was transferred to our money market account.

5. Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, customer relationships and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Developed software is amortized using the straight-line method over 3 to 5 years. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years. Customer relationships are amortized using the straight-line method over 4 years. The $3,205,000 increase in goodwill in Wireless Data Communications was due to the acquisition of the assets of AIRDESK, Inc. on January 5, 2006 (see Note C - Acquisitions).

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

We adopted SFAS 142 on January 1, 2002. In connection with the adoption, we reviewed the classification of our goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. SFAS 142 also requires that an impairment test be performed on goodwill at least annually. This test requires that the fair value of each reporting unit as a whole be compared to its carrying value including goodwill. If the reporting unit’s fair value exceeds its carrying value, goodwill is not impaired. If, however, the carrying value of the reporting unit exceeds its fair value, a second step of the impairment test is required. This second test requires that an estimate of the implied fair value of goodwill be compared to its carrying amount. If the carrying amount of goodwill exceeds the implied value, the goodwill is impaired and is written down to the implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole, over the fair values that would be assigned to its assets and liabilities in a purchase business combination.  In prior years all the entities that comprise our wireless segment were evaluated at the individual entity level. For our current year evaluation we consolidated our wireless entities and evaluated them as one reporting unit due to the fact that all of our business plans consolidate the individual entities and consider them as one reporting unit.We tested goodwill for impairment as of December 31, 2006, using our 3-year business plan and calculating a discounted cash flow based on that plan to determine the fair value of the reporting units, and as a result recorded a $2.1 million pre-tax, non cash charge for impairment of goodwill in our Broadband Networks, Inc (“BNI”) unit within the non-core Digital Multimedia, Networking and Wireline segment. BNI’s sales have declined in each of the past two years, and this trend is expected to continue. Based on a discounted cash flow valuation of BNI and a fair market value of its tangible and intangible assets, the $2.1 million impairment was recorded. After the impairment charge our consolidated net goodwill balance was $16 million.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the product is ready for release. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. The following table provides a summary of the components of our intangible assets:

	December 31,	December 31,
(In thousands)	2006	2005
Wireless Data Communications
Goodwill	$15,377	$12,284
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia, Networking and Wireline Security
Goodwill	5,409	5,409
Accumulated Amortization	(3,414)	(1,274)
Goodwill, net	$15,967	$15,014

Purchased and developed software	4,458	3,268
Patents, trade and service marks	12,358	11,452
Intangible and other assets	988	503
Total intangible assets	17,804	15,223
Accumulated amortization	(9,254)	(7,935)
Intangible assets, net	$8,550	$7,288

The Company expects amortization expense for the next five years and thereafter to be as follows based on intangible assets as of December 31, 2006 (in thousands):

2007	$1.1 million
2008	976,000
2009	913,000
2010	826,000
2011	746,000
Thereafter	746,000

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

10. Notes Receivable

As of December 31, 2006 we had a note receivable in the amount of $361,000. We did not have any notes receivable at December 31, 2005.

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

12. Other Assets

In May 2003, we shipped $583,000 of wire-line security detection equipment to a customer in Australia. This equipment has been installed at several sites based on an equipment supply agreement (the “Agreement”) with this customer. The Agreement allows the customer to generate additional revenues by providing additional services to its customers. We will share in these revenues as payment for the equipment. While this customer retains title to this equipment from acceptance (which occurred May 2003), it must meet certain obligations under the Agreement or pay amounts specified in the Agreement. Since the actual revenue that will be generated by the sale of the equipment is uncertain at this time, we are recognizing revenue on the sale of the equipment equal to the payments received from this customer from this revenue share. We also recognized cost of sales equal to the payments received from the customer and reduced the value of this asset. We received our first payments from this customer in September 2004. Currently we expect to receive at least the full value of the equipment from this revenue share, however, as more information becomes available, we will reassess the accounting treatment for the project. At June 30, 2003, the value of the wire-line equipment was transferred from inventory to other assets. The carrying value of the equipment was $140,000 at December 31, 2006, $304,000 at December 31, 2005 and $477,000 at December 31, 2004.

13. Notes Payable

As part of the acquisition of AIRDESK, Inc. (see Note C - Acquisitions), we assumed a note payable to Motorola for $1,700,000 of which $500,000 was paid at closing on the acquisition on January 5, 2006, the remaining balance of $1,200,000 was paid in full on August 17, 2006.

On December 29, 2006, we completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $10,000,000 (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock. Interest accrues on this note at a rate of 9.50% annually. This note has a four year term and is secured by substantially all of our assets. Note C principal reductions will begin in July 2007 and will continue for the next 42 months with final payment due in December 2010. Interest and principal under convertible Note C may be paid in either cash or, subject to certain conditions, in shares of our common stock. We may only use common stock to make payments on convertible Note C if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $11.41. The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $10.37 per share.

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

We may only use common stock to make payments on convertible Note A if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $8.70. The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $7.91 per share.

On August 31, 2006, Laurus converted $158,200 of Note A, which included $41,979 of accrued interest into 20,000 shares of common stock. On September 14, 2006 we voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock. On October 9, 2006 we voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock. On November 14, 2006 we voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock. On December 19, 2006 we voluntarily converted the remaining outstanding balance of $1,133,796 of Note A into 143,337 shares of common stock.

Interest under Note B must be paid in cash. The principal balance on Note B is due and payable in cash on May 30, 2010.

As of March 15, 2007 we had $5,000,000 outstanding under Note B and $10,000,000 outstanding under Note C.

The warrant with Note C is exercisable by the holder until December 29, 2013. Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $10.13. We are required to register the common stock underlying the Warrant for resale by Laurus.

The warrant with Note A and Note B is exercisable by the holder until May 30, 2013. Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $7.73. We have registered the common stock underlying the Warrant for resale by Laurus. Note A also contains a beneficial conversion feature with a contingent conversion option. The value of the Beneficial Conversion Feature, $38,000, was measured as of the commitment date.

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

On January 28, 2005, the Company completed a second private placement to Laurus of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”). The Second Company Note provided that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations. The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches. The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share. The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share. We have registered the common stock underlying the Second Company Warrant for resale by Laurus. The Second Company Note also contained a beneficial conversion feature with a contingent conversion option. The value of the beneficial conversion feature was measured as of the commitment date. The value at the commitment date was $154,000. On February 6, 2006, Laurus converted $1,263,780 of our outstanding debt, including $8,944 of accrued interest into 238,000 shares of common stock. The result of this transaction was to eliminate our Second Company Note with Laurus, excluding the warrants issued with the Second Company Note. These warrants along with the warrants issued with the First Company Note, which total 400,000, remain outstanding.

Laurus is an "accredited investor" as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

14. Shareholders’ Equity

Shareholders’ equity increased by $13.7 million for the twelve months ended December 31, 2006. The increase in Shareholders’ equity was due, in part, to a $6.4 million issuance of common shares which was related to the conversion of the Second Company Note and Note A. The increase was also related to the $1.5 million in issuance of common shares which was related to the acquisition of Airdesk, Inc. These increases were partially offset by the $5.1 million decrease related to the retirement of treasury shares. Shareholders’ equity also increased due to net earnings of $4.1 million and a $1.4 million increase in additional paid in capital. The increase in addition paid in capital was due to $1.6 million increase related to the warrants issued with Notes A, B and C. The increase in additional paid in capital was also related to $462,000 for stock option expense as required by FAS 123(R). This increase in additional paid in capital was partially offset by a decrease of $794,000 related to the conversions of the Second Company Note and Note A.

15. Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, notes receivable and accounts payable. The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity. The carrying value of the notes payable approximates fair value and bears cash interest at 9.75% and 9.50%, which approximates market rates of similar instruments.

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

17.  Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable. We maintain our cash and short term investment balances in financial institutions, which at times may exceed federally insured limits. We had cash balances in excess of these limits of $20,306,000 and $4,259,000 for the years ended December 31, 2006 and 2005, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically. Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.

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

19.   Foreign Currency Transactions

While the majority of our transactions and the transactions of our subsidiaries occur in the United States in U.S. dollars, a limited number are made in Canadian dollars, Australian dollars, and British pounds sterling. Such transactions include recurring service revenues billed to customers in Canada that are denominated in Canadian dollars, some transactions between Numerex Corp. and its small subsidiary in Australia are denominated in Australian dollars. Gains and losses from these transactions are included in income as they occur. For the year ended December 31, 2006 the Company had a foreign currency loss of $10,000, a loss of $5,000 for the year ended December 31, 2005, and a loss of $52,000 for the year ended December 31, 2004.

20.   Research and Development

Research and development expenses are charged to operations in the period in which they are incurred. For the Years ended December 31, 2006, 2005 and 2004 research and development costs amounted to $ 1.1 million, $1.1 million, and $906,000, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the twelve months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2006 was $462,000, which consisted of stock-based compensation expense related to employee equity awards. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at December 31, 2006, net of estimated forfeitures, is $1.9 million and is expected to be recognized over a weighted-average period of 4.2 years. There was no stock-based compensation expense related to employee equity awards recognized during the twelve months ended December 31, 2005 and December 31, 2004.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the twelve months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The impact of adopting SFAS 123(R) on January 1, 2006, was to lower the Company’s earnings before taxes and net earnings for the year ended December 31, 2006 by $462,000. Basic and diluted net earnings per share for the year ended December 31, 2006 were lower by $0.04 as a result of adopting SFAS 123(R).

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

  The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised. A summary of the company's stock option activity and related information for the twelve months ended December 31, 2006 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/05	1,453,515	4.76
Options granted	426,250	7.89
Options exercised	(74,150)	3.98
Options cancelled	(18,250)	(3.82)
Options expired	(2,500)	5.13
Outstanding, at 12/31/06	1,784,865	5.55	6.43	$ 6,973,855
Exercisable, at 12/31/06	1,024,928	5.07	4.88	$ 4,506,120

The following table summarizes information related to fixed stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2006	Weighted average exercise price
$1.00 - 4.00	537,165	5.99	$3.05	389,040	$2.97
4.01 - 8.00	816,950	6.25	$5.24	467,388	$5.41
8.01 - 12.94	430,750	7.34	$9.25	168,500	$9.00
	1,784,865	6.43	$5.55	1,024,928	$5.07

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

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005, and 2004 and changes during the years ended on those dates is presented below:

	For the years ended December 31,
	FYE 12-31-06		FYE 12-31-05		FYE 12-31-04
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,453,515	4.76	1,494,015	4.85	1,255,515	5.21
Options granted	426,250	7.89	173,500	4.53	458,250	4.47
Options exercised	(74,150)	3.98	-	-	-	-
Options cancelled	(18,250)	3.82	(185,250)	5.73	-	-
Options expired	(2,500)	5.13	(28,750)	4.69	(219,750)	5.86
Outstanding, end of year	1,784,865	5.55	1,453,515	4.76	1,494,015	4.85
Exercisable, end of year	1,024,928	5.07	838,078	5.28	854,828	5.83

In January 2006, the Company awarded 30,000 warrants to our investor relations firm in exchange for services. These warrants vest over a one year period. The Company used the fair value based method of accounting for these warrants and is ratably amortizing the $64,000 to expense over the vesting period. A total of $64,000 was included in selling, general and other expense for the twelve months ended December 31, 2006 in relation to these warrants.

The key assumptions used in the valuation model during the twelve months ended December 31, 2006, 2005 and 2004 are provided below:

	Twelve Months Ended
	December 31,
	2006	2005	2004
Valuation Assumptions:
Volatility	53.7%	69.80%	69.84%
Expected term in years	6.3	8	8
Risk free interest rate	4.62%	4.35%	3.98%
Dividend yield	0.00%	0.00%	0.00%

The Company recognized $462,000 of stock based compensation expense for the twelve months ended December 31, 2006. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for twelve months ended December 31, 2005 and December 31, 2004.

The Company’s pro forma information is as follows:

	December 31,
(In thousands, except per share data)	2005	2004

Net earnings (loss) - as reported	$593	$(2,079)
Less total stock-based compensation expense determined
under fair value based method for all awards	455	637

Pro forma net earnings (loss)	$138	$(2,716)

Basic earnings (loss) per share:
As reported	$0.05	$(0.19)
Pro forma	$0.01	$(0.25)

Diluted earnings (loss) per share:
As reported	$0.05	$(0.19)
Pro forma	$0.01	$(0.25)

23.  Earnings (Loss) Per Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. For periods in which we have net earnings, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

The numerator in calculating both basic and diluted net earnings per share for each period is net earnings. The denominator is based on the following number of common shares:

	For the years ended December 31,
(In thousands, except per share data)	2006	2005	2004
Common Shares:
Weighted average common shares outstanding	12,502	11,231	10,798
Dilutive effect of common stock equivalents	483	251	-
Total	12,985	11,482	10,798

Net earnings (loss):	$4,103	$593	$(2,079)
Net earnings (loss) per common share:
Basic	0.33	0.05	(0.19)
Diluted	0.32	0.05	(0.19)

For the twelve months ended December 31, 2006 and 2005, we excluded antidilutive options of 245,120 and 1,044,015 respectively, shares of common stock and common stock equivalents from the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the twelve months ended December 31, 2004. For the twelve months ended December 31, 2004, options to purchase 200,710 shares of common stock and common stock equivalents would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

As of December 31, 2006 we had a total of 1,784,865 outstanding options, as of December 31, 2005, we had a total of 1,453,515 options outstanding, and as of December 31, 2004, we had a total of 1,494,015 options outstanding.

24. Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. For the Years ended December 31, 2006, 2005 and 2004, advertising costs amounted to $420,000, $391,000, and $314,000, respectively.

25. Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We estimate the adoption of this standard will increase/reduce the opening balance of retained earnings for 2007 by approximately $200,000 to $300,000.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (“SAB No. 108”). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management has determined that SAB No. 108 will not have a material impact on the Company.

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

NOTE B - LIQUIDITY

As disclosed in the financial statements, our operations generated cash in 2006. We completed two financing transactions during 2006 which generated gross proceeds of $20 million.

We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our operating requirements through at least December 31, 2007.

NOTE C - ACQUISTIONS

Acquisition of AIRDESK, Inc.

On January 5, 2006 we completed the acquisition of the assets of AIRDESK, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”). The results of Airdesk’s operations have been included in the consolidated financial statements from January 1, 2006. The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada. The acquisition aligns Airdesk’s digital M2M products and portfolio of industry leading radio modules with our M2M network and services platform.

The assets acquired consist of furniture, fixtures, equipment (consisting of hardware and software), inventory, distribution rights agreements, accounts receivable, trademarks and other intellectual property, including Airdesk’s billing system and “Airsource” database library.

Total consideration for the asset purchase was approximately $4,222,000 payable in the form of shares of our common stock and the assumption of certain existing indebtedness of AIRDESK, Inc. In addition, if certain revenue and other performance targets are achieved, we could release an additional 300,000 shares of our common stock over a three-year period.

We assumed approximately $2,453,000 of debt, of which $1,199,000 was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1,254,000 was paid on August 17, 2006. We also issued shares of common stock valued at approximately $196,000 to AIRDESK at closing and deposited the remaining shares of common stock, valued at closing at approximately $1,307,000, with an Escrow Agent. AIRDESK retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to AIRDESK over a two-year period in accordance with the terms of the Escrow Agreement. In addition, we incurred approximately $266,000 of direct acquisition expenses that are in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At January 5, 2006
Current assets	$2,410
Property, plant and equipment	444
Other non-current assets	12
Intangible assets	934
Goodwill	3,214
Total assets acquired	7,014

Current liabilities	(3,346)
Long-term debt	(700)
Total liabilities assumed	(4,046)
Net assets acquired	$2,968

The $934,000 of acquired intangible assets was comprised of $668,000 assigned to trademarks, $189,000 assigned to customer relationships and $77,000 assigned to a non-compete agreement. The estimated useful life of the customer relationships is 4 years and the estimated useful life of the non-compete agreement is 2 years. The trademarks are not subject to amortization.

The $3,214,000 of goodwill was assigned to the wireless data communications segment. The goodwill and intangible assets will not be deductible for income tax purposes, thus resulting in a $635,000 lowering of the consolidated valuation allowance on deferred tax assets.

NOTE D - INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2006	2005
Raw materials	$871	$349
Work-in-progress	30	8
Finished goods	2,207	1,654
Less reserve for obsolescence	(353)	(317)
Inventory	$2,755	$1,694

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2006	2005
Leasehold improvements	$853	$645
Plant and machinery	8,506	7,925
Equipment, fixtures, fittings	696	572
Total property and equipment	10,055	9,142
Accumulated depreciation	(8,768)	(8,156)
Property and equipment, net	1,287	986

NOTE F - INCOME TAXES

For the periods noted below, the provision for income taxes consists of the following:

	December 31,
(in thousands)	2006	2005	2004
Current:
Federal	$57	$-	$-
State	55	52	9
Foreign	-	-	-
Deferred:
Federal	(2,941)	-	-
State	(121)	-	-
	$(2,950)	$52	$9

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

	December 31,
(in thousands)	2006	2005	2004
Income tax (benefit) computed at
U.S. corporate tax rate of 34%	$392	$219	($704)
Adjustments attributable to
Valuation allowance	(4,452)	(241)	677
State Tax	56	34	9
Foreign Tax	(3)	6	6
Non-deductible expenses	958	16	21
Expiration of net operating loss	108
Other	(9)	18	-
	$(2,950)	$52	$9

The components of the Company’s net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2006	2005
Current deferred tax asset
Inventories	$120	$115
Accruals	358	642
Net operating loss carry forward	2,381
Other	379	292
Valuation	(2,125)	(1,049)
	1,113	-
Non-Current deferred tax asset
Intangibles	(338)	(270)
Foreign NOL carry forward	65	88
Net operating loss carry forward	5,853	9,084
Tax credit carry forward	1,258	1,202
Differences between book and
tax basis of property & equipment	(43)	286
Other	17
Valuation	(4,742)	(10,390)
	2,070	-

Total	$3,183	$-

The change in the valuation allowance is attributable to reversal of a portion of the valuation allowance, current year book/tax differences, and state net operating losses presented on a gross rather than net basis.

Net operating loss carry forwards available at December 31, 2006, expire as follows:

(in thousands)		Year of
	Amount	Expiration
Federal operating losses	$15,005	2007 - 2024
State operating losses	$52,328	2007 - 2024
Foreign	$216	N/A

We are entitled to the benefits of certain net operating loss carry forwards for income tax purposes. Subject to applicable regulations, net operating loss carry forwards may be offset against income in future years to reduce our future tax liability. In March 2004, we filed a ruling request with the Internal Revenue Service (IRS) for an extension of time to file an election to carry forward some net operating losses that were in question.  In July 2004, we received permission to carry the net operating losses forward and we are therefore entitled to the benefits of the net operating loss carry forwards.

NOTE G - SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

We had two suppliers from which our purchases were approximately 76% of our product cost of sales for the year ended December 31, 2006. Our accounts payable to these suppliers was approximately $2.2 million at December 31, 2006. We had one supplier from which our purchases were approximately 69% of cost of product sales for the year ended December 31, 2005 and 37% of cost of product sales for the year ended December 31, 2004. Our accounts payable to this supplier was approximately $2.2 million at December 31, 2005. The components included in the products purchased from this supplier can be sourced from other suppliers.

We conducted business with one related party during the year ended December 31, 2006. Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP. Salisbury & Ryan LLP provided legal services to the Company in fiscal 2006 and will continue to provide such services during fiscal 2007. During fiscal 2006 and 2005, Salisbury & Ryan LLP charged legal fees of approximately $172,000 and $263,000. Our accounts payable to Salisbury & Ryan LLP was $34,000 and $49,000 at December 31, 2006 and 2005, respectively. During fiscal 2004, Salisbury & Ryan LLP charged us approximately $175,000.

In conjunction with the acquisition of AIRDESK, Inc. on January 1, 2006, we assumed a $250,000 promissory note with an 8% annual interest rate due to Michael Lang, AIRDESK, Inc. President.

NOTE H - COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease. The leases expire at various dates through 2011. The net carrying value of assets financed by capital lease obligations is approximated $169,000 as of December 31, 2006. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands).

2007	$111
2008	50
2009	31
2010	26
2011	6
Total minimum lease payments	224
Less amount representing interest	(33)
Present value of net minimum lease payments	$191

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2006, (in thousands) are as follows:

2007	$589
2008	604
2009	620
2010	636
2011	617
Total minimum lease payments	$3,066

Rent expense, including short-term leases, amounted to approximately $795,000, $781,000, and $777,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

NOTE I - BENEFIT PLANS

Savings and Investment Plan

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries. Employees are eligible for participation on the enrollment date following six months of service. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. Approximately $142,000, $101,000, and $82,000 were expensed for the years ended December 31, 2006, 2005 and 2004.

Employee Stock Purchase Plan

All employees of Numerex and its subsidiaries were entitled to participate in a discounted Employee Stock Purchase Plan. This plan was discontinued on March 1, 2006. This plan allowed employees to elect to have an amount withheld from their pay that is held in an account for the purchase of our common stock. The plan had two measurement dates per year - July 1 and January 1, which is used to determine the stock price at a 15% discount and number of shares issued to the employee. There were a total of 500,000 shares authorized of which 1,504 were issued upon the cancellation of the plan and 450 were issued at December 31, 2005.

NOTE J - GEOGRAPHIC INFORMATION

Segment Information

Beginning in fiscal year 2006, the Company adopted a new business strategy, which focuses on three distinct segments: Wireless Data Communications; Digital Multimedia, Networking and Wireline Security; and Unallocated Corporate. The Wireless Data Communications segment is made up of all our wireless machine-to-machine communications products and services. The Digital Multimedia, Networking and Wireline Security includes our networking products and services, video conferencing products, and our wire-line security detection products. There are expenses, such as depreciation and amortization at the corporate level that are not allocated to the other reportable segments. In prior years Digital Multimedia, Networking and Wireline Security was two separate segments. With the acquisition of Airdesk, the Wireless Data Communications segment has become the primary focus of the Company. As two separate segments, Digital Multimedia and Network Services and Wireline Security did not make up individually 10% of the Company’s operations. As a consolidated segment, Digital Multimedia, Networking and Wireline Security makes up approximately 12% of revenues, and 6% of identifiable assets. Prior year segment data has been reclassified to conform to the current period presentation.

Wireless Data Communications Segment

The Wireless Data segment provides wireless machine-to machine (M2M) communications, delivering comprehensive wireless solutions over the company’s proprietary wireless data network. Our wireless data network is dedicated to the delivery of M2M communications throughout the United States, Canada, Mexico, the Caribbean and much of Latin America. M2M is defined as electronic data communications between people, devices, and systems that turn data into information that companies can act upon.

The Wireless Data segment develops, operates, markets, and sells products and services CellemetryXG™, Cellemetry®, Uplink™, Airdesk Mobile™, and VendView™ brands, as well as distribution through Value Added Resellers (VARs) who have integrated the Numerex Network and components into their own offerings.

Digital Multimedia, Networking and Wireline Security Segment
The Digital Multimedia, Networking and Wireline segment systems permit network operators to provide a wide range of video and data services, including Internet access, high-speed data transfer, and interactive video conferencing and voice service. The use of fiber optics in the broadband transmission network provides improved signal quality for long-distance transmission, increased bandwidth, immunity to interfering signals, and significant cost savings and reliability over coaxial cable-based network technologies. We market our digital multimedia products and services through a combination of system integrators and VARs.

In addition, Digital Multimedia, Networking and Wireline segment provides products under the Digilog™ brand that assist both wireline and wireless carriers in the engineering, installation, and servicing of this new telecommunications control network. These telecommunications network operational support systems and services include system integration (rack and stack) and installation, Test Access, and Interconnecting Devices.

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

Summarized below are the Company’s revenues and net income (loss) by reportable segment as of and for the years ended December 31, 2006, 2005 and 2004.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	For the years ended December 31,
(In thousands, except per share data)	2006	2005	2004
Revenues:
Wireless Data Communications	$46,321	$22,328	$14,600
Digital Multimedia, Networking and Wireline Security	6,467	7,618	8,393
	$52,788	$29,946	$22,993
Operating earnings (loss) before taxes
Wireless Data Communications	$3,659	$1,027	$(1,420)
Digital Multimedia, Networking and Wireline Security	(1,619)	118	417
Unallocated Corporate	(368)	(184)	(628)
	$1,674	$961	$(1,631)
Depreciation and Amortization
Wireless Data Communications	$1,268	$1,201	$1,314
Digital Multimedia, Networking and Wireline Security	369	453	602
Unallocated Corporate	267	185	132
	$1,904	$1,839	$2,048

	Dec. 31	Dec. 31
Identifiable Assets	2006	2005
Wireless Data Communications	$37,380	$23,244
Digital Multimedia, Networking and Wireline Security	3,941	7,360
Unallocated Corporate	25,072	5,744
	$66,363	$36,348

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of
Directors of Numerex Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania company) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note A-22 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” on January 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the years ended December 31, 2006, 2005 and 2004, listed in the Index at Item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 22, 2007

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

Item 11. Executive Compensation.

  Incorporated by reference from the our Proxy Statement relating to the 2006 Annual Meeting of
Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,650,000	$5.98	551,763
Equity compensation plans not approved by security holders	-	-	-
Total	2,650,000	$5.98	551,763

Item 13. Certain Relationships and Related Transactions.

  Incorporated by reference from our Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:
1.	Consolidated Financial Statements; All financial statements of the Company as described in Item I of this report on Form 10-K.
2.	Financial statement schedule included in Part IV of this Form:
                                                            Page
    Report of Independent Registered Public Accounting Firm                   60
    Schedule II - Valutation and qualifying accounts                          64

3. Exhibits

2.11 Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited, dated November 12, 1999

2.22 Asset Transfer Agreement by and between Airdesk, LLC and Airdesk, Inc., effective January 1, 2006

3.13 Amended and Restated Articles of Incorporation of the Company

3.23 Bylaws of the Company

4.14 Securities Purchase Agreement, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.24 Secured Non-Convertible Term Note, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.34 Common Stock Purchase Warrant, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.44 Master Security Agreement, dated May 30, 2006 by and among the Company, its U.S. subsidiaries, and Laurus Master Fund, Ltd.

4.54 Subsidiary Guaranty, dated May 30, 2006 entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus Master Fund, Ltd.

4.65 Securities Purchase Agreement, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.75 Secured Convertible Term Note, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.85 Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.95 Master Security Agreement, dated December 29, 2006 by and among the Company, its U.S. subsidiaries, and Laurus Master Fund, Ltd.

4.105 Subsidiary Guaranty, dated December 29, 2006 entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus Master Fund, Ltd.

4.111 Registration Rights Agreement, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.125 Amended and Restated Grant of Security Interest in Patent and Trademarks, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.136 Common Stock Purchase Warrant, dated January 13, 2004 by and between the Company and Laurus Master Fund, Ltd.

4.147 Common Stock Purchase Warrant, dated January 28, 2005 by and between the Company and Laurus Master Fund, Ltd.

10.18 Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10. 29 Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10. 310 Registration Agreement between the Company and Dominion dated July 13, 1992

10. 49 Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director
10. 511 1999 Long-Term Incentive Plan (Management Compensation Plan)

10. 612 2006 Long-Term Incentive Plan (2006 Plan)

10.713 Severence Agreement, by and between Stratton Nicolaides and the Company dated November 1, 2006. (Management Compensation Plan)

10.713 Severence Agreement, by and between Alan Catherall and the Company dated November 1, 2006. (Management Compensation Plan)

10.713 Severence Agreement, by and between Michael Marett and the Company dated November 1, 2006. (Management Compensation Plan)

11  Computation of Earnings Per Share

21  Subsidiaries of Numerex Corp.

23  Consent of Grant Thornton LLP.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32.1  Rule 13a-14(b) Certification of Chief Executive Officer

32.2  Rule 13a-14(b) Certification of Chief Financial Officer

1 Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

2 Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006 (File No. 0-22920)

3 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 1995 (File No. 0-22920)

4 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

5 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

6 Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004 (File No. 0-22920)

7 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005, 2005 (File No. 0-22920)

8 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

9 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

10 Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

11 Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-22920)

12 Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

13 Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005, 2004
(in thousands)

	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period

Description

Year ended December 31, 2006:
Accounts receivable
Allowance for uncollectible accounts	704	198	(24)	a	878
Allowance for uncollectible accounts			57	c	57
Accounts receivable					935
Inventory
Allowance for obsolescence	317	36			353

Year ended December 31, 2005:
Accounts receivable
Allowance for uncollectible accounts	702	325	(323)	a	704
Inventory
Allowance for obsolescence	967	66	(716)	b	317

Year ended December 31, 2004:
Accounts receivable
Allowance for uncollectible accounts	227	475			702
Inventory
Allowance for obsolescence	681	286			967

(a) Amounts written off as uncollectible, net of recoveries.
(b) Inventory physically disposed.
(c) Additions due to acquisition of Airdesk, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By: /s/Stratton J. Nicolaides
Stratton J. Nicolaides, Chairman and
Chief Executive Officer
Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stratton J. Nicolaides	Chairman and Chief Executive Office	March 23, 2007
Stratton J. Nicolaides

/s/ Brian C. Beazer	Director	March 23, 2007
Brian C. Beazer

/s/ George Benson	Director	March 23, 2007
George Benson

/s/ Matthew J. Flanigan	Director	March 23, 2007
Matthew J. Flanigan

/s/ Allan H. Liu	Director	March 23, 2007
Allan H. Liu

/s/ John G. Raos	Director	March 23, 2007
John G. Raos

/s/ Andrew J. Ryan	Director	March 23, 2007
Andrew J. Ryan

/s/ Nicholas Davidge	Director	March 23, 2007
Nicholas Davidge

/s/ Alan B. Catherall	Executive Vice President,	March 23, 2007
Alan B. Catherall	Chief Financial Officer, Principal
Financial and Accounting Officer