Form 10-Q
period 2007-03-31
NUMEREX CORP /PA/
filed 2007-05-14
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22920

Numerex Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Parkwood Circle, Suite 500
Atlanta, GA 30339-2119
(Address of Principal Executive Offices) (Zip Code)

(770) 693-5950
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 10, 2007 an aggregate of 14,538,424 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. Numerex cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this press release, and Numerex assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the failure to realize improvements on our digital multimedia and networking business; variations in quarterly operating results, delays in the development, introduction, integration and marketing of new wireless products and services; customer acceptance of products and services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share information)
	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,642	$20,384
Short-term investments	8,054	-
Accounts receivable, less allowance for doubtful accounts of $753 at March 31, 2007 and $933 at December 31, 2006:	13,012	11,844
Inventory	4,311	2,755
Prepaid expenses and other current assets	2,348	1,677
Deferred tax asset - current	831	1,113
TOTAL CURRENT ASSETS	39,198	37,773

Property and Equipment, Net	1,229	1,287
Goodwill, Net	15,967	15,967
Other Intangibles, Net	6,605	6,734
Software, Net	2,041	1,815
Other Assets	694	747
Deferred tax asset - LT	2,070	2,070
TOTAL ASSETS	$67,803	$66,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,437	$7,651
Other current liabilities	1,837	2,270
Note payable, current	1,853	1,139
Deferred revenues	1,001	715
Obligations under capital leases, current portion	81	96
TOTAL CURRENT LIABILITIES	13,208	11,871

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	329	339
Note Payable	12,121	12,763
TOTAL LONG TERM LIABILITIES	12,450	13,102

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value; authorized 30,000,000; issued 14,536,924 shares at March 31, 2007 and 14,445,234 shares at December 31, 2006	43,506	43,133
Additional paid-in-capital	2,660	2,486
Treasury stock, at cost, 1,184,900 shares on March 31, 2007 and December 31, 2006	(5,053)	(5,053)
Class B common stock - no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income	2	2
Accumulated earnings	1,029	852
TOTAL SHAREHOLDERS' EQUITY	42,144	41,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,803	$66,393

See accompanying notes to condensed consolidated financial statements - unaudited

Numerex Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales:
Product	$9,274	$7,599
Service	4,911	4,244
Total net sales	14,185	11,843

Cost of product sales (excluding depreciation)	7,609	6,174
Cost of services (excluding depreciation)	1,203	1,432
Depreciation	21	44
Gross Profit	5,352	4,193

Selling, general, and administrative expenses	3,613	2,793
Research and development expenses	288	296
Bad debt expense	86	-
Depreciation and amortization	469	448
Operating earnings	896	656

Interest expense	146	150
Other expense	9
Earnings before income taxes	741	506

Provision for income taxes	314	30
Net earnings	$427	$476
Basic earnings per common share	$0.03	$0.04
Diluted earnings per common share	$0.03	$0.04
Number of shares used in per share calculation
Basic	13,006	12,243
Diluted	13,608	12,868

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the three month period
	ended March 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$427	$476
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	163	141
Amortization	328	344
Allowance for doubtful accounts	86	-
Non-cash interest expense	73	137
Stock options compensation expense	173	100
Stock issued in lieu of directors fees	-	10
Deferred income taxes	282	-
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(1,108)	(1,283)
Inventory	(1,556)	(81)
Prepaid expenses & interest receivable	(351)	(261)
Other assets	(300)	400
Accounts payable	785	468
Other accrued liabilities	(526)	76
Deferred revenue	286	109
Income taxes	(269)	21
Net cash provided/(used) by operating activities:	(1,507)	657
Cash flows from investing activities:
Purchase of property and equipment	(92)	(198)
Purchase of intangible and other assets	(437)	(109)
Purchase of short-term investments	(8,054)	-
Purchase of Airdesk, Inc	-	(1,379)
Net cash used in investing activities	(8,583)	(1,686)
Cash flows from financing activities:
Proceeds from exercise of common stock options	374	217
Principal payments on capital lease obligations	(26)	(15)
Principal payments on notes payable and debt	-	(136)
Net cash provided by financing activities:	348	66
Effect of exchange differences on cash	-	(16)
Net decrease in cash and cash equivalents	(9,742)	(979)
Cash and cash equivalents at beginning of year	20,384	2,821
Cash and cash equivalents at end of year	$10,642	$1,842
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	103	35
Income taxes	17	9
Disclosure of non-cash activities:
Common stock issued for the purchase of Airdesk	-	1,503
Non-cash interest	72	137
Debt converted to common stock	-	1,317

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)
(Unaudited)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total

Balance, December 31, 2006	14,145	$43,133	$2,487	$(5,053)	$2	$852	$41,421
FIN 48 Adoption	-	-	-	-	-	(250)	(250)
FAS 123 Compensation	-	-	173	-	-	-	173
Issuance of shares in connection with
exercise of stock options	92	373	-	-	-	-	373
Net Earnings	-	-	-	-	-	427	427
Balance, March 31, 2007	14,237	$43,506	$2,660	$(5,053)	$2	$1,029	$42,144

See accompanying notes to condensed consolidated financial statements - unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2006 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of Business

Numerex Corp. is a wireless network service provider and a leading enabler of fixed and mobile machine-to-machine (M2M) solutions and technology. A single-source for its M2M customers, Numerex delivers real-time wireless data communications for purposes of monitoring, tracking, measuring, and intelligent management of remote assets with solutions tailored to meet the needs of each application, customer, and industry. A few of the vertical markets indirectly served by the Company include alarm security, vehicle location and asset tracking, point of sale, vending, and utility management. Numerex offers its products and services primarily throughout the United States, Canada, and Mexico. The company is headquartered in Atlanta, Georgia.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash equivalents of $10.6 million at March 31, 2007 and $20.4 million at December 31, 2006, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit. Cash of $41,000 at March 31, 2007 and $48,000 at December 31, 2006 was held in our foreign bank account.

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

The investment securities held by the Company at March 31, 2007 are debt instruments and classified as held-to-maturity. The fair value of the securities is $8,054,000. The contractual maturity of the debt securities is $8,054,000. The security will mature on August 13, 2007.

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

	March 31,	December 31,
(In thousands)	2007	2006
Wireless Data Communications
Goodwill	$15,377	$15,377
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,409	5,409
Accumulated Amortization	(3,414)	(3,414)
Goodwill, net	$15,967	$15,967

Purchased and developed software	4,787	4,458
Patents, trade and service marks	12,415	12,358
Intangible and other assets	1,038	988
Total intangible assets	18,240	17,804
Accumulated amortization	(9,594)	(9,254)
Intangible assets, net	$8,646	$8,550

6. Income Taxes

In June 2006 the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses in the U.S. and certain foreign jurisdictions, the Company has concluded that a partial valuation allowance should remain recorded.

As a result of applying the provisions of FIN 48, the Company recorded a liability for unrecognized tax benefits of $250,000 inclusive of interest and penalties of $20,250 and $11,700 respectively. The $250,000 unrecognized benefit also caused a corresponding decrease to retained earnings, as of January 1, 2007. Recognizing these unrecognized tax benefits would have an impact on our effective tax rate. The company anticipates recording unrecognized tax benefits of $105,000 inclusive of interest and penalties for the year ended December 31, 2007. This amount is related to state and local income tax filing positions expected to be taken during the year.  This increase in liability will result in an increase in income tax expense for the current year. Of this expense, $11,300 has been recognized for the current three months ending March 31, 2007 in accordance with the provisions of SFAS 109.

We recorded a tax provision of $314,000 for the three months ended March 31, 2007 as compared to $30,000 for the three months ended March 31, 2006, representing effective tax rates of 42.4% and 5.93%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from state tax accruals and stock option expenses. The overall increase in the effective tax rate from the three months ended in 2006 compared to the same period in 2007 can be attributed to the company's partial release of the valuation allowance which offset much of the company's net operating loss (NOL) deferred tax assets. The company will recognize deferred tax expense in 2007 primarily related to the utilization of these NOLs. The company did not recognize deferred tax expense in 2006 before the release of the valuation allowance.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

7. Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	March 31,	December 31,
(In thousands)	2007	2006
Raw materials	$1,248	$871
Work-in-progress	23	30
Finished goods	3,416	2,207
Less reserve for obsolescence	(376)	(353)
Inventory, net	$4,311	$2,755

8.  Notes Payable

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

As of March 31, 2007 we had $5,000,000 outstanding under Note B and $10,000,000 outstanding under Note C.

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

9.  Shareholders’ Equity

Shareholders’ Equity increased by $724,000 for the three-month period ending March 31, 2007. The increase in Shareholders’ Equity was attributable to the increase of $427,000 in the retained earnings due to the current earnings and to the issuance of common stock due to the exercise of employee stock options. This was partially offset by $250,000 adjustment to retained earnings for the adoption of FIN 48.

10.  Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $173,000 and for the three months ended March 31, 2006 was $99,000, which consisted of stock-based compensation expense related to employee equity awards. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2007, net of estimated forfeitures, is $1.9 million and is expected to be recognized over a weighted-average period of 3.9 years.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

 The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised. A summary of the company's stock option activity and related information for the three months ended March 31, 2007 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/06	1,784,865	$5.55
Options granted	38,250	$9.34
Options exercised	(91,690)	$4.88
Options cancelled	(4,000)	$4.57
Options expired	-	$0.00
Outstanding, end of period	1,727,425	$5.67	6.48	$ 7,782,080
Exercisable, end of period	1,047,925	$4.95	4.99	$ 5,483,125

The following table summarizes information related to fixed stock options outstanding at March 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2007	Weighted average exercise price
$1.00 - 4.00	523,415	5.74	$3.03	420,790	$2.86
4.01 - 8.00	735,010	6.47	$5.26	458,635	$5.39
8.01 - 12.94	469,000	7.33	$9.26	168,500	$9.00
	1,727,425	6.48	$5.67	1,047,925	$4.95

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

The key assumptions used in the valuation model during the three months ended March 31, 2007 and 2006 are provided below:

	Three Months Ended
	March 31,
	2007	2006
Valuation Assumptions:
Volatility	57.09%	67.42%
Expected term	6.3 years	6.3 years
Risk free interest rate	4.46%	4.31%
Dividend yield	0.00%	0.00%

11. Earnings Per Share

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006

Common Shares:
Weighted average common shares outstanding	13,006	12,145
Dilutive effect of common stock equivalents	602	616
Total	13,608	12,761

Net earnings:	$427	$476

Net earnings per common share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

For the three months ended March 31, 2007 and 2006, we excluded antidilutive options of 201,000 and 212,000 respectively, shares of common stock and common stock equivalents from the computation of diluted earnings per share. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period. With the acquisition of Airdesk, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period. These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

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

13. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

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

14.   Savings and Investment Plan

We sponsor a 401k savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries that elect to participate. Employees are eligible for participation on the enrollment date following six months of service. We contributed an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made. Our contribution is made in cash on a monthly basis. The matching contributions made by us vest over a three-year period at a rate of 33% per year. Approximately $35,200 and $33,300 were expensed for the quarters ended March 31, 2007 and 2006, respectively.

NOTE C - INVESTMENTS

AirDesk  Acquisition

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

NOTE D - LIQUIDITY

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our operating requirements through at least December 31, 2007. This belief could be affected by future operating earnings that a lower than expectations, a material adverse change in our operating business or a default under the Company Notes.

NOTE E - SEGMENT INFORMATION

Segment Information

The Company operates in three distinct segments: Wireless Data Communications; Digital Multimedia, Networking and Wireline Security; and Unallocated Corporate. The Wireless Data Communications segment is made up of all our wireless machine-to-machine communications products and services. The Digital Multimedia, Networking and Wireline Security includes our networking products and services, video conferencing products, and our wire-line security detection products. There are expenses, such as depreciation and amortization at the corporate level that are not allocated to the other reportable segments.

Summarized below are the Company’s revenues and net income (loss) by reportable segment.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Revenues:
Wireless Data Communications	$12,869	$10,403
Digital Multimedia, Networking and Wireline Security	1,316	1,440
	$14,185	$11,843

Operating earnings (loss) before taxes
Wireless Data Communications	$798	$634
Digital Multimedia, Networking and Wireline Security	176	(5)
Unallocated Corporate	(233)	(123)
	$741	$506

Depreciation and Amortization
Wireless Data Communications	$328	$339
Digital Multimedia, Networking and Wireline Security	54	98
Unallocated Corporate	108	55
	$490	$492

March 31,		Dec. 31
Identifiable Assets	2007	2006
Wireless Data Communications	$39,384	$37,380
Digital Multimedia, Networking and Wireline Security	3,989	3,941
Unallocated Corporate	24,430	25,072
	$67,803	$66,393

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Numerex Corp. is a wireless network service provider and a leading enabler of fixed and mobile machine-to-machine (M2M) solutions and technology. A single-source for its M2M customers, Numerex delivers real-time wireless data communications for purposes of monitoring, tracking, measuring, and intelligent management of remote assets with solutions tailored to meet the needs of each application, customer, and industry. Several markets indirectly served by the Company include alarm security, vehicle location and asset tracking, point of sale, vending, and utility management. Numerex offers its products and services primarily throughout the United States, Canada, and Mexico. The company is headquartered in Atlanta, Georgia.

Revenues for the first quarter of 2007 increased 20% compared to the first quarter of 2006. We continued to see growth in our wireless data products and services. Wireless data revenues increased over 24%, primarily as a result of increased product sales, compared to the first quarter last year. The increase in the current year revenues compared to the prior year is primarily attributable to growth in wireless M2M products and services. The company’s growth in revenues in the first quarter was lower than expected because of reduced sales for the Company’s mobile tracking solution. The decision was made in the first quarter to temporarily stop shipments of this product pending the resolution of activation and billing issues, which surfaced during the quarter. These issues have now been resolved and shipments of the product have resumed and are expected to accelerate over the course of the year.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes and valuation of intangible assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. We believe that certain significant accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

For additional information regarding the Company’s critical accounting policies see Note B to the Condensed Consolidated Financial Statements included in Part 1, Item 1 above. Also, reference is made to the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2006 and the condensed consolidated financial statements contained therein.

General

The following tables set forth, for the periods indicated, the amounts and percentages of net sales represented by selected items in the Company’s Condensed Consolidated Statements of Operations.

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	For the Three Months Ended
	March 31,
	2007	2006	% Change
Net sales:
Wireless Data Communications
Product	$8,913	$7,293	22.2%
Service	3,956	3,109	27.2%
Sub-Total	12,869	10,402	23.7%
Digital Multimedia, Networking and Wireline Security
Product	361	306	18.0%
Service	955	1,135	-15.9%
Sub-Total	1,316	1,441	-8.7%
Total net sales
Product	9,274	7,599	22.0%
Service	4,911	4,244	15.7%
Total net sales	14,185	11,843	19.8%
Cost of product sales (excluding depreciation)	7,609	6,174	23.2%
Cost of services (excluding depreciation)	1,203	1,432	-16.0%
Depreciation	21	44	-52.3%
Gross Profit	5,352	4,193	27.6%
Selling, general, and administrative expenses	3,613	2,793	29.4%
Research and development expenses	288	296	-2.7%
Bad debt expense	86	-	na
Depreciation and amortization	469	448	4.7%
Operating earnings	896	656	-36.6%
Interest expense	146	150	2.7%
Other expense	9	-	na
Earnings before income taxes	741	506	-46.4%
Income taxes	314	30	na
Net earnings	$427	$476	10.3%
Basic income per common share	$0.03	$0.04
Diluted income per common share	$0.03	$0.04
Basic weighted average shares outstanding	13,006	12,243
Diluted weighted average shares outstanding	13,608	12,868

See notes to consolidated financial statements

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS
Percent of Total Sales
	Three Month Period Ended
	March 31,
	2007	2006
Wireless Data Communications
Product	62.8%	61.6%
Service	27.9%	26.3%
Sub-Total	90.7%	87.8%
Digital Multimedia, Networking and Wireline Security
Product	2.5%	2.6%
Service	6.7%	9.6%
Sub-Total	9.3%	12.2%
Total net sales
Product	65.4%	64.2%
Service	34.6%	35.8%
Total net sales	100.0%	100.0%
Cost of product sales (excluding depreciation)	53.6%	52.1%
Cost of services (excluding depreciation)	8.5%	12.1%
Depreciation	0.1%	0.4%
Gross Profit	37.7%	35.4%
Selling, general, and administrative expenses	25.5%	23.6%
Research and development expenses	2.0%	2.5%
Bad debt expense	0.6%	0.0%
Depreciation and amortization	3.3%	3.8%
Operating earnings	6.3%	5.5%
Interest expense	-1.0%	-1.3%
Other expense	-0.1%	0.0%
Net earnings before income taxes	5.2%	4.3%
Income taxes	2.2%	0.3%
Net earnings	3.0%	4.0%

See notes to consolidated financial statements

Results of Operations

First quarter fiscal year 2007 compared to first quarter fiscal year 2006

Net Sales

Net sales increased 20% to $14.2 million for the three-month period ended March 31, 2007 as compared to $11.8 million for the three-month period ended March 31, 2006. The increase in total net sales for the first quarter was attributable to a 22.0% increase in total product sales and a 15.7% increase in sales of services. The increase of the product and service sales for the quarter ended March 31, 2007, compared to the same period in 2006, was in Wireless Data Communications, which was partially offset by a decrease in Digital Multimedia, Networking and Wireline Security services.

Net sales from Wireless Data Communications increased 23.7% to $12.9 million for the three-month period ended March 31, 2007 as compared to $10.4 million for the three-month period ended March 31, 2006. The increase in net sales for the period was the result of an increase in product sales (up 22.2% from the same period last year) and an increase in service sales (up 27.2% versus the same period last year). The increase in Wireless Data Communications product sales of $1.6 million for the first quarter of 2007 versus the same period in 2006 was the result of increased sales of our wireless security products as well as our wireless module products.

During the three-month period ended March 31, 2007, Wireless Data Communications service revenues increased 27.2% to $3.9 million as compared to $3.1 million for the three-month period ended March 31, 2006. This increase was primarily due to increases in the number of connections to our wireless networks. Revenues from connections to our networks increased $640,000 for the three-month period ended March 31, 2007 compared to the same period in 2006. Connection increases were generated by sales of our security products as well as those generated by value added resellers who utilize the Numerex networks to provide customer services. We continue to focus on increasing connections to our networks due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 8.7% to $1.3 million for the three-month period ended March 31, 2007 compared to $1.4 million for the three-month period ended March 31, 2006. The decrease in first quarter revenues compared to the first quarter of 2006 was due to a 15.9% decrease in service revenues to $1.0 million primarily due to a decreased demand for installation and integration services.

Cost of Sales

Cost of product sales increased 23.2% to $7.6 million for the three-month period ended March 31, 2007 as compared to $6.2 million for the three-month period ended March 31, 2006. The increase in cost of sales was primarily due to higher product sales volume of our wireless security devices.

Cost of services decreased 16% to $1.2 million for the three-month period ended March 31, 2007 as compared to $1.4 million for the three-month period ended March 31, 2006. The decrease in cost of services for the three month period ended March 31, 2007 versus the same period in 2006 was primarily the result of reduced personnel and service materials in the Digital Multimedia, Networking and Wireline services segment.

Cost of sales depreciation and amortization expense decreased 52.3% to $21,000 for the three-month period ended March 31, 2007 as compared to $44,000 for the three-month period ended March 31, 2006. This decrease was primarily due to certain assets becoming fully depreciated.

Gross Profit

Gross profit, as a percentage of net sales, was 37.7% for the three-month period ended March 31, 2007 compared to 35.4% for the three-month period ended March 31, 2006. The total gross profit as a percentage of sales increased for the quarter ended March 31, 2007 compared to the same period in 2006 because of the decrease in cost of services. Since gross profit as a percentage of sales is generally higher on service revenue than for product sales, the decrease in service costs resulted in a higher gross profit percentage.

Operating Expenses

Selling, general, administrative and other expenses increased 29.4% to $3.6 million for the three-month period ended March 31, 2007 as compared to $2.8 million for the three-month period ended March 31, 2006. This increase is principally due to higher headcount in sales, marketing and support functions, as well as an increase in promotional and other sales and marketing expenses.

Research and development expenses decreased 2.7% to $288,000 for the three-month period ended March 31, 2007 as compared to $296,000 for the three-month period ended March 31, 2006. This decrease is primarily due to an increase in software capitalization to $255,000 compared to $99,000 in the prior year three month period. This was partially offset by increased contractor costs to $215,000 for the three month period ended March 31, 2007 compared to $99,000 for the same prior year period. These increased contractor costs are related to the development of the new digital products and services. In the prior year period not all of the projects had reached technical feasibility and therefore were expensed as incurred. Some of these projects have now proved technically feasible and have moved into full development.

Bad debt expense increased to $86,000 for the quarter ended March 31, 2007 from $0 in the same quarter in 2006. Bad debt increased over the prior year period as a result a realease of the bad debt allowance in the prior year period as a result of the implementation of more stringent credit policies and collections processes as well as an improvement in the general economic conditions.

Operating expense depreciation and amortization expense increased 4.7% to $469,000 for the three-month period ended March 31, 2007 as compared to $448,000 for the three-month period ended March 31, 2006. This increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

Interest expense increased slightly for the three-month period ended March 31, 2007 to $155,000 as compared to $150,000 for the three-month period ended March 31, 2006. This increase was primarily the result of an increase in the foreign currency exchange loss related to our Canadian and Latin American customers.

We recorded a tax provision of $314,000 for the three months ended March 31, 2007 as compared to $30,000 for the three months ended March 31, 2006. The increase over the prior year is due to Federal AMT as well as increased State income taxes.

Basic and diluted earning per common share was $0.03 for three-month period ended March 31, 2007 as compared to basic and fully diluted earnings per share of $0.04 for the three-month period ended March 31, 2006.

The basic weighted average shares outstanding was 13,006,000 and diluted weighted average shares outstanding was 13,608,000 for the three-month period ended March 31, 2007 as compared to basic weighted average shares outstanding of 12,145,000 and diluted weighted average shares outstanding of 12,764,000 for the three-month period ended March 31, 2006. This increase was due to the issuance of 885,000 common shares to Laurus in connection with the conversion of our debt, as discussed earlier, the issuance of 348,000 common shares related to the acquisition of the assets of AIRDESK, Inc., as well as the issuance of 166,000 common shares related to the exercise of employee stock options. These issuances were partially offset by the retirement of 1.2 million treasury shares in August 2006.

Liquidity and Capital Resources

We had working capital of $26.2 million as of March 31, 2007 compared to a working capital of $25.9 million at December 31, 2006. We had cash balances of $10.6 million and $20.3 million, respectively, as of March 31, 2007 and December 31, 2006. The decrease in cash balances is primarily related to the transfer of cash to a short-term investment account.

We used cash from operating activities totaling $1.5 million for the three-month period ended March 31, 2007 compared to providing cash of $657,000 for the three-month period ended March 31, 2006. The increase in cash used by operating activities for the three months ended March 31, 2007 versus the comparable period of 2006 was primarily due to an increase in inventory and an increase in accounts receivable. The temporary suspension of sales of our mobile tracking product during the first quarter of 2007 hampered the collection of receivables and slowed the turnover of inventory. These were partially offset by an increase in accounts payable, and an increase in deferred revenue.

We used cash in investing activities totaling $8.6 million for the three-month period ended March 31, 2007 compared to $1.7 million for the three-month period ended March 31, 2006. The increase in cash used in investing activities was primarily due to the purchase of short-term investments and the purchase of intangible assets.

We generated cash from financing activities totaling $348,000 for the three-month period ended March 31, 2007 compared to $66,000 for the three-month period ended March 31, 2006. For the period ended March 31, 2007 and March 31, 2006, cash generated from financing activities was primarily related to the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.

As of March 31, 2007 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2007, we had $18.7 million in cash, cash equivalents and short-term investments that mature in six months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

At March 31, 2007, we have obligations under a note payable and under capital leases, both of which have fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows will not be material.

Item 4.  Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the information under “Forward-Looking Statements” included in this report. At March 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

NUMEREX CORP.
(Registrant)

Date: May 14, 2007      /s/Stratton J. Nicolaides
           Stratton J. Nicolaides
           Chairman and Chief Executive Officer

Date: May 14, 2007    /s/Alan B. Catherall
            Alan B. Catherall
            Chief Financial Officer,
            Executive Vice President, and
            Principal Financial and Accounting Officer