Form 10-Q
period 2007-06-30
NUMEREX CORP /PA/
filed 2007-08-09
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 2, 2007 an aggregate of 16,143,853 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues, difficulties associated with integrating Orbit One’s business, the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time, variations in quarterly operating results, delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.
NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,311	$20,384
Short-term investments	8,051	-
Accounts receivable, less allowance for doubtful accounts of $1,069 at June 30, 2007 and $933 at December 31, 2006:	15,104	11,844
Inventory	5,552	2,755
Prepaid expenses and other current assets	3,018	1,677
Deferred tax asset - current	1,025	1,113
TOTAL CURRENT ASSETS	42,061	37,773

Property and Equipment, Net	1,312	1,287
Goodwill, Net	16,985	15,967
Other Intangibles, Net	6,465	6,734
Software, Net	2,121	1,815
Other Assets	653	747
Deferred tax asset - LT	2,070	2,070
TOTAL ASSETS	$71,667	$66,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,866	$7,651
Other current liabilities	2,126	2,270
Notes payable, current	1,858	1,139
Deferred revenues	1,045	715
Obligations under capital leases, current portion	54	96
TOTAL CURRENT LIABILITIES	15,949	11,871

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	327	339
Notes Payable	12,181	12,763
TOTAL LONG TERM LIABILITIES	12,508	13,102

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 14,568,549 shares at June 30, 2007 and 14,445,234 shares at December 31, 2006	44,670	43,133
Additional paid-in-capital	2,896	2,486
Treasury stock, at cost, 1,184,900 shares on June 30, 2007 and December 31, 2006	(5,053)	(5,053)
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income (loss)	(8)	2
Accumulated earnings	705	852
TOTAL SHAREHOLDERS' EQUITY	43,210	41,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,667	$66,393

See accompanying notes to condensed consolidated financial statements – unaudited

Numerex Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Hardware	$10,113	$8,273	$19,388	$15,871
Service	5,057	4,620	9,968	8,864
Total net sales	15,170	12,893	29,356	24,735
Cost of hardware sales (excluding depreciation)	9,168	6,716	16,777	12,890
Cost of services	1,282	1,471	2,485	2,905
Depreciation and amortization	12	40	32	83
Gross Profit	4,708	4,666	10,062	8,857
	31.0%	36.2%	34.3%	35.8%
Selling, general, and administrative expenses	3,866	2,938	7,480	5,733
Research and development expenses	334	280	622	575
Bad debt expense	162	83	249	81
Depreciation and amortization	518	395	988	844
Operating earnings (loss)	(172)	970	723	1,624

Interest expense	(356)	(69)	(502)	(217)
Other expense	(9)	(3)	(17)	(1)
Earnings (loss) before income taxes	(537)	898	204	1,406
Provision for income taxes	(214)	15	100	46
Net earnings (loss)	$(323)	$883	$104	$1,360

Basic earnings (loss) per common share	$(0.02)	$0.07	$0.01	$0.11
Diluted earnings (loss) per common share	$(0.02)	$0.07	$0.01	$0.11
Number of shares used in per share calculation
Basic	13,156	12,307	13,081	12,275
Diluted	13,156	13,021	13,780	12,944

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the six month period
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$104	1,360
Adjustments to reconcile net earnings to net cash
(used in)/provided by operating activities:
Depreciation	307	294
Amortization	714	634
Allowance for doubtful accounts	249	83
Inventory Reserves	58	(78)
Non-cash interest expense	73	137
Stock options compensation expense	410	199
Stock issued in lieu of directors fees	-	38
Deferred income taxes	87
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(4,597)	(1,558)
Inventory	(2,854)	(345)
Prepaid expenses & interest receivable	78	(257)
Other assets	(125)	183
Accounts payable	3,215	1,090
Other current liabilities	(155)	188
Deferred revenue	330	584
Income taxes	(288)	38
Net cash (used in)/provided by operating activities:	(2,394)	2,590
Cash flows from investing activities:
Purchase of property and equipment	(319)	(216)
Purchase of intangible and other assets	(764)	(480)
Purchase of short-term investment, net	(8,050)	1,474
Purchase of Airdesk, Inc	-	(3,686)
Net cash used in investing activities	(9,133)	(2,908)
Cash flows from financing activities:
Proceeds from exercise of common stock options	519	258
Proceeds from notes payable and debt	-	10,000
Principal payments on capital lease obligations	(55)	(28)
Principal payments on notes payable and debt	-	(136)
Net cash provided by financing activities:	464	10,094
Effect of exchange differences on cash	(10)	(16)
Net (decrease)/increase in cash and cash equivalents	(11,073)	9,760
Cash and cash equivalents at beginning of period	20,384	2,821
Cash and cash equivalents at end of period	$9,311	$12,581
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	316	104
Income taxes	17	46
Disclosure of non-cash activities:
Common stock issued for the purchase of Airdesk	100	1,329
Non-cash interest	183	137
Non-cash deferred income taxes	213	-
Debt converted to common stock	-	1,317

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Earnings/(loss)	Earnings	Total
Balance December 31, 2006	14,145	$43,133	$2,486	$(5,053)	$2	$852	$41,420
FIN 48 Adoption	-	-	-	-	-	(250)	(250)
Issuance of shares in connection with
employee stock option plan	123	519	-	-	-	-	519
Issuance of common stock in connection with purchase of Airdesk, Inc.	100	1,018	-	-	-	-	1,018
FAS123R Compensation	-	-	410	-	-	-	410
Translation adjustment	-	-	-	-	(11)	-	(11)
Net Earnings	-	-	-	-	-	104	104
Balance, June 30, 2007	14,368	$44,670	$2,896	$(5,053)	$(9)	$706	$43,210

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2006 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.           Nature of Business

Numerex Corp. is a wireless machine-to-machine (M2M) communications, technology, and solutions business. The Company combines its network services, products, and application development capabilities to create innovative packaged and custom-designed M2M offerings for customers across multiple market segments. Numerex makes possible real-time wireless data communications, monitoring, tracking, and service management tailored to the needs of each application and industry, such as vehicle location and tracking, wireless security solutions, utilities, vending, and SCADA (supervisory control and data acquisition). In addition to its core M2M business, the Company markets proprietary video conferencing and data collaboration products to the educational and distance learning markets. It also provides networking and integration services to major telecommunications companies. Numerex primarily serves customers throughout the United States, Canada and Latin America. The company is headquartered in Atlanta, Georgia. Website http://www.nmrx.com

2.           Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation.

3.           Cash and Cash Equivalents

Cash equivalents of $9.3 million at June 30, 2007 and $20.4 million at December 31, 2006, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit.  Cash of $36,000 at June 30, 2007 and $48,000 at December 31, 2006 was held in our foreign bank account.

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

The investment securities held by the Company at June 30, 2007 are debt instruments and classified as held-to-maturity.  The fair value of the securities is $8,051,000.  The contractual maturity of the debt securities is $8,051,000.  The security will mature on August 13, 2007.

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

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives.  We capitalize software development costs when project technological feasibility is established and conclude capitalization when the hardware is ready for release.  Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred.  The following table provides a summary of the components of our intangible assets.

	June 30,	December 31,
(In thousands)	2007	2006
Wireless Data Communications
Goodwill	$16,515	$15,377
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,289	5,409
Accumulated Amortization	(3,414)	(3,414)
Goodwill, net	$16,985	$15,967

Purchased and developed software	5,040	4,458
Patents, trade and service marks	12,496	12,358
Intangible and other assets	1,060	988
Total intangible assets	18,596	17,804
Accumulated amortization	(10,010)	(9,254)
Intangible assets, net	$8,586	$8,550

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

As a result of applying the provisions of FIN 48, the Company recorded a liability for unrecognized tax benefits of $250,000 inclusive of interest and penalties of $20,250 and $11,700 respectively. The $250,000 unrecognized benefit also caused a corresponding decrease to retained earnings, as of January 1, 2007. Recognizing these unrecognized tax benefits would have an impact on our effective tax rate. The Company anticipates recording unrecognized tax benefits of $75,000 inclusive of interest and penalties for the year ended December 31, 2007. This amount is related to state and local income tax filing positions expected to be taken during the year.  This increase in liability will result in an increase in income tax expense for the current year. Of this expense, $5,224 has been recognized for the current six months ending June 30, 2007 in accordance with the provisions of SFAS 109.

We recorded a tax provision of $100,000 for the six months ended June 30, 2007 as compared to $15,000 for the six months ended June 30, 2006, representing effective tax rates of 49.02% and 1.67%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from state tax accruals and stock option expenses. The overall increase in the effective tax rate from the six months ended in 2006 compared to the same period in 2007 can be attributed to the Company's partial release of the valuation allowance which offset much of the Company's net operating loss (NOL) deferred tax assets. The Company will recognize deferred tax expense in 2007 primarily related to the utilization of these NOLs. The Company did not recognize deferred tax expense in 2006 before the release of the valuation allowance.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

7.           Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	June 30,	December 31,
(In thousands)	2007	2006

Raw materials	$1,893	$871
Work-in-progress	20	30
Finished goods	4,102	2,207
Less reserve for obsolescence	(463)	(353)
Inventory, net	$5,552	$2,755

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

Interest under Note B must be paid in cash.  The principal balance on Note B is due and payable in cash on May 30, 2010.As of June 30, 2007 we had $5,000,000 outstanding under Note B and $10,000,000 outstanding under Note C.

The warrant with Note C is exercisable by the holder until December 29, 2013. Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $10.13. In accordance with the Warrant agreement, the common stock has been registered.

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

9.  Shareholders’ Equity

Shareholders’ Equity increased by $1.8 million for the six month period ending June 30, 2007.  The increase in Shareholders’ Equity was attributable to the issuance of common shares for the purchase of Airdesk and the exercise of employee stock options, totaling $1.5 million.  The increase was also due to FAS 123R compensation in the amount of $410,000.

10.           Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2007 and June 30, 2006 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 was $237,000 as compared to $99,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 stock-based compensation expense recognized was $410,000 as compared to $199,000 for six months ended June 30, 2006.  Stock-based compensation consisted of expense related to employee equity awards.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2007, net of estimated forfeitures, is $2.2 million and is expected to be recognized over a weighted-average period of 1.4 years.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method.  As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first and second quarters of fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

 The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised.  A summary of the company's stock option activity and related information for the six months ended June 30, 2007 follows:

For the period ended June 30, 2007
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/06	1,784,865	5.55
Options granted	98,250	10.04
Options exercised	(123,315)	4.80
Options cancelled	(5,125)	4.57
Options expired	(250)	4.57
Outstanding, end of period	1,754,425	5.86	6.43	$ 9,773,838
Exercisable, end of period	1,070,988	4.95	4.93	$ 6,946,393

The following table summarizes information related to fixed stock options outstanding at June 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2007	Weighted average exercise price
$1.00 – 4.00	522,165	5.48	$3.03	441,290	$2.85
4.01 – 8.00	703,260	6.41	$5.29	459,198	$5.45
8.01 – 12.94	529,000	7.40	$9.40	170,500	$9.02
	1,754,425	6.43	$5.86	1,070,988	$4.95

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

The key assumptions used in the valuation model during the six months ended June 30, 2007 and 2006 are provided below:

	Six Months Ended
	June 30,
	2007	2006
Valuation Assumptions:
Volatility	56.87%	53.72%
Expected term	6.3 years	6.3 years
Risk free interest rate	4.54%	4.31%
Dividend yield	0.00%	0.00%

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Common Shares:
Weighted average common shares outstanding	13,156	12,307	13,081	12,275
Dilutive effect of common stock equivalents	-	714	699	669
Total	13,156	13,021	13,780	12,944

Net earnings (loss):	$(323)	$883	$104	$1,360
Net earnings (loss) per common share:
Basic	$(0.02)	$0.07	$0.01	$0.11
Diluted	$(0.02)	$0.07	$0.01	$0.11

For the three months ended June 30, 2007, we excluded antidilutive options of 8,000 shares of common stock and common stock equivalents from the computation of diluted earnings per share.  For the six months ended June 30, 2007 and 2006, we excluded antidilutive options of 51,000 and 246,000, respectively.  We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.  With the acquisition of Airdesk, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period.  On April 1, 2007 the Company issued 100,000 of these shares.  The remaining 200,000 shares are currently held in Escrow and are not included in the basic and diluted share calculation.

12.           Revenue Recognition

Our revenue is generated from three sources:
•  the supply of hardware, under non recurring agreements,
•  the provision of services, under non recurring agreements and,
•  the provision of data transportation services, under recurring or multi-year contractually based agreements.

Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled.

We recognize revenue from hardware sales at the time of shipment and passage of title. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

We recognize revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services we recognize revenue ratably over the contract term. In certain instances we may, under an appropriate agreement, advance charge for the service to be provided. In these instances we recognize the advance charge as deferred revenue (classified as a liability) and release the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.

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

13.           Recent Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

 14.            Savings and Investment Plan

We sponsor a 401(k) savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries that elect to participate.  Employees are eligible for participation on the enrollment date following six months of service.  We contributed an amount equal to 50% of the portion of the each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  The matching contributions made by us vest over a three-year period at a rate of 33% per year.  Approximately $34,200 and $27,700 was expensed for the three months ended June 30, 2007 and 2006, respectively.  Approximately $69,400 and $61,000 was expensed for the six months ended June 30, 2007 and 2006, respectively.

15.          Subsequent Event

Orbit One Communications, Inc Acquisition

On August 1, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. (Orbit One Inc.) through its wholly owned subsidiary, Orbit One Communications LLC (Orbit One). The results of Orbit One’s operations will be included in the consolidated financial statements from August 1, 2007.  The assets relate to Orbit One’s machine-to-machine (M2M) solutions and services business in the United States.  The acquisition extends our digital wireless M2M products and portfolio to satellite networks which substantially increases our geographic reach for M2M applications.

The assets acquired consist of furniture, fixtures, equipment (primarily consisting of communications hardware and software), inventory, accounts receivable, prepaid communications services, trademarks and other intellectual property, including Orbit One’s proprietary operation support platform.

Initial consideration for the asset purchase was approximately $6 million paid in cash at closing and, shortly thereafter, an additional $2 million upon meeting certain business objectives.  In addition, if certain revenue and other performance targets are achieved, the Company could potentially issue up to 1,571,429 shares of the Company’s common stock extending through 2009.  If the shares are issued, they would be issued at market price on the date of issue. An additional $2.5 million in cash if the revenue and other performance target objectives are exceeded.

We are engaging an external appraisal firm to help us determine the fair value of the tangible assets and intangible assets acquired for the allocation of the purchase price.  This valuation will be based on projected financial information as well as historical trends.  Since the acquisition occurred so close to the date of this filing we have not yet assessed the fair value of the assets acquired and liabilities assumed.  This information will be filed with an 8-K as soon as the information is available.

While the assessment of the fair value of the assets acquired is in process, we do expect there to be some intangible assets – including (but not limited to) Customer Contracts, Customer relationships, non-compete agreement and Goodwill.  Additionally we assumed some liabilities including accounts payable, deferred revenues and payroll liabilities.

Any goodwill will be assigned to the wireless data communications segment.  The goodwill and intangible assets will be deductible for income tax purposes.

NOTE C – INVESTMENTS

AirDesk                       Acquisition

On January 5, 2006 we completed the acquisition of the assets of AIRDESK, Inc. through our wholly owned subsidiary, Airdesk LLC (“Airdesk”).  The results of Airdesk’s operations have been included in the consolidated financial statements from January 1, 2006.  The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada.  The acquisition aligns Airdesk’s digital M2M hardware and portfolio of industry leading radio modules with our M2M network and services platform.

The assets acquired consist of furniture, fixtures, equipment (consisting of hardware and software), inventory, distribution rights agreements, accounts receivable, trademarks and other intellectual property, including Airdesk’s billing system and “Airsource” database library.

Total consideration for the asset purchase was approximately $4,222,000 payable in the form of shares of our common stock and the assumption of certain existing indebtedness of AIRDESK, Inc.   In addition, if certain revenue and other performance targets are achieved, we could release an additional 300,000 shares of our common stock over a three-year period.  At April 1, 2007 a portion of these targets were achieved and accordingly 100,000 shares were released.

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

NOTE D – LIQUIDITY

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our operating requirements through at least December 31, 2007.  This belief could be affected by future operating earnings that are lower than expectations, a material adverse change in our operating business or a default under the Company Notes.

NOTE E – SEGMENT INFORMATION

Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  The Company has two reportable operating segments.  These segments are Wireless Data Communications and Digital Multimedia, Networking and Wireline Security.  The Wireless Data Communications segment is made up of all our wireless machine-to-machine communications hardware and services.  The Digital Multimedia, Networking and Wireline Security includes our networking hardware and services, video conferencing hardware, and our wire-line security detection hardware.

The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment.

Summarized below are the Company’s revenues and net income (loss) by reportable segment.

Certain corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net Sales:
Wireless Data Communications	$13,837	$11,212	$26,707	$21,614
Digital Multimedia, Networking and Wireline Security	1,333	1,681	2,649	3,121
	$15,170	$12,893	$29,356	$24,735
Gross Profit:
Wireless Data Communications	$4,012	$3,936	$8,627	$7,602
Digital Multimedia, Networking and Wireline Security	696	729	1,435	1,255
	$4,708	$4,665	$10,062	$8,857
Operating earnings (loss) before taxes
Wireless Data Communications	$(554)	$597	$(132)	$895
Digital Multimedia, Networking and Wireline Security	154	153	330	150
Unallocated Corporate	(137)	148	6	361
	$(537)	$898	$204	$1,406
Depreciation and Amortization
Wireless Data Communications	$356	$279	$684	$619
Digital Multimedia, Networking and Wireline Security	34	94	68	192
Unallocated Corporate	128	62	236	117
	$518	$435	$988	$928

		June 30,	Dec. 31
Identifiable Assets		2007	2006
Wireless Data Communications		$44,194	$37,380
Digital Multimedia, Networking and Wireline Security		4,056	3,941
Unallocated Corporate		23,417	25,072
		$71,667	$66,393

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements.

Numerex Corp. is a wireless network service provider and a leading enabler of fixed and mobile machine-to-machine (M2M) solutions and technology. A single-source for its M2M customers, Numerex delivers real-time wireless data communications for purposes of monitoring, tracking, measuring, and intelligent management of remote assets with solutions tailored to meet the needs of each application, customer, and industry. Several markets indirectly served by the Company include alarm security, vehicle location and asset tracking, point of sale, vending, and utility management. Numerex offers its hardware and services primarily throughout the United States, Canada, and Mexico. The company is headquartered in Atlanta, Georgia.

We recognized a net loss for the second quarter ended June 30, 2007 of $323,000, or ($0.02) per basic and diluted share, compared to net income of $883,000, or $0.07 per basic and diluted share for second quarter ended June 30, 2006.  We recognized net earnings for the six months ended June 30, 2007 of $104,000, or $0.01 per basic and diluted share, compared to net income of $1.4 million or $0.11 per basic and diluted share for the six months ended June 30, 2006.

We recognized an operating loss of $172,000 for the three months ended June 30, 2007 compared to operating income of $970,000 for the three months ended June 30, 2006.  We had operating earnings of $723,000 for the six months ended June 30, 2007 as compared to operating earnings of $1.6 million for the six months ended June 30, 2006.  Our operating results for the three and six months ended June 30, 2007 were unfavorably affected by our decision to discount our hardware in order to effectively compete for new customers in the digital M2M market.  These results were also affected by an increase in our selling, general and administrative (“SG&A) expenses.  Our SG&A expenses increased due to increased spending in sales and marketing to support hardware sales, and an increase in general & administrative spending as we responded to regulatory requirements such as Sarbanes-Oxley and FIN 48.

Revenues for the second quarter of 2007 increased 17.7% compared to the second quarter of 2006.  We continued to see growth in our wireless data hardware and services.  Wireless data revenues increased over 23%, primarily as a result of increased hardware sales, compared to the second quarter last year.  The increase in the current year revenues compared to the prior year is primarily attributable to growth in wireless M2M hardware and services.

Critical Accounting Policies and Estimates

The MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported.  Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes and valuation of intangible assets.  We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances.  We believe that certain significant accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

For additional information regarding the Company’s critical accounting policies see Note B to the Condensed Consolidated Financial Statements included in Part 1, Item 1 above.   Also, reference is made to the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2006 and the condensed consolidated financial statements contained therein.

18

 Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006:

Net Sales

Net sales for our reportable segments for the three and six months ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2007	2006	change	% change	2007	2006	change	% change
Net Sales:
Wireless Data Communications
Hardware	$9,661	$7,810	$1,851	23.7%	$18,574	$15,103	$3,471	23.0%
Services	4,176	3,402	774	22.7%	8,133	6,511	1,622	24.9%
Sub-Total	13,837	11,212	2,625	23.4%	26,707	21,614	5,093	23.6%
Digital Multimedia, Networking and Wireline Security
Hardware	452	463	(11)	-2.4%	813	768	45	5.9%
Services	881	1,218	(337)	-27.7%	1,836	2,353	(517)	-22.0%
Sub-Total	1,333	1,681	(348)	-20.7%	2,649	3,121	(472)	-15.1%
Total net sales	$15,170	$12,893	$2,277	17.7%	$29,356	$24,735	$4,621	18.7%

Net sales for our Wireless Data Communications segment increased 23.4% to $13.8 million for the three-month period ended June 30, 2007 as compared to $11.2 million for the three-month period ended June 30, 2006.  Net sales for the six months ended June 30, 2007 increased 23.6% to $26.7 million as compared to $21.6 million for the six months ended June 30, 2006.  The increase in total net sales for the three and six months for the Wireless Data Communications segment was due to an increase in both hardware sales and services sales.

For the three month period ended June 30, 2007, hardware sales in Wireless Data Communications increased 23.7% to $9.7 million from $7.8 million in the prior year period.  For the six month period, hardware sales in Wireless Data Communications increased 23.0% to $18.6 million as compared to $15.1 million in the prior year period. The increase in Wireless Data Communications hardware sales for the three and six months ended June 30, 2007 versus the same three and six months period in 2006 was primarily the result of continued demand for Uplink Security devices used for wireless communications between alarm installations and central monitoring stations as well as our wireless module hardware.

During the three month period ended June 30, 2007, Wireless Data Communications service revenues increased 22.7% to $4.2 million as compared to $3.4 million for the three month period ended June 30, 2006.  For the six months ended June 30, 2007, Wireless Data Communications service revenues increased 24.9% to $8.1 million as compared to $6.5 million for the same prior year period.  These increases were primarily due to an increase in the number of connections to our wireless network during the three and six month periods ending June 30, 2007.  Revenues from connections to our network increased $774,000 for the three month period ended June 30, 2007 and $1.6 million for the six month period ended June 30, 2007 compared to the same periods in 2006.  Connection increases were generated by sales of our security hardware as well as by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 20.7% to $1.3 million for the three-month period ended June 30, 2007 compared to $1.7 million for the three-month period ended June 30, 2007.  For the six month period ended June 30, 2007 net sales from Digital Multimedia, Networking and Wireline Security decreased 15.1% to $2.6 million compared to $3.1 million for the same prior year period.

For the three month period ended June 30, 2007, hardware sales from Digital Multimedia, Networking and Wireline Security decreased 2.4% to $452,000 as compared to $463,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 hardware sales increased 5.9% to $813,000 compared to $768,000 for the same prior year period.  The sales of our interactive videoconferencing hardware (PowerPlay), which is sold indirectly to distance-learning customers remained fairly constant for both the three and six month comparable periods. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

For the three months ended June 30, 2007, Digital Multimedia, Networking and Wireline Security services revenues decreased 27.7% to $881,000 compared to $1.2 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, service revenues decreased 22.0% to $1.8 million as compared to $2.4 million for the same prior year period.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the three and six month comparable periods is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and six months ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2007	2006	change	% change	2007	2006	change	% change
Cost of Sales:
Wireless Data Communications
Cost of hardware sales	$8,908	$6,331	$2,577	40.7%	$16,237	$12,229	$4,008	32.8%
Cost of service sales	917	939	(22)	-2.3%	1,843	1,771	72	4.1%
Sub-Total	9,825	7,270	2,555	35.1%	18,080	14,000	4,080	29.1%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	272	344	(72)	-20.9%	572	747	(175)	-23.4%
Cost of service sales	365	613	(248)	-40.5%	642	1,131	(489)	-43.2%
Sub-Total	637	957	(320)	-33.4%	1,214	1,878	(664)	-35.4%
Total cost of sales	$10,462	$8,227	$2,235	27.2%	$19,294	$15,878	$3,416	21.5%

Cost of hardware sales for our Wireless Data Communications segment increased 40.7% to $8.9 million for the three months June 30, 2007 as compared to $6.3 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007 cost of hardware sales increased 32.8% to $16.2 million compared to $12.2 million for the same prior year period.  The increase in cost of hardware sales for our Wireless Data Communications segment for both the three and six months ended June 30, 2007 was primarily the result of higher hardware sales volumes as well as our decision to focus on our new strategy to secure network connections and long term recurring revenues at the expense of short term hardware margins.  As sales of our wireless M2M hardware increases, the cost of this hardware also increases.

Cost of services for our Wireless Data Communications segment decreased slightly to $917,000 for the three months ended June 30, 2007 as compared to $939,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006 cost of services remained constant at $1.8 million.

Cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment decreased 20.9% to $272,000 for the three months June 30, 2007 as compared to $344,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 cost of hardware sales decreased 23.4% to $572,000 compared to $747,000 for the same prior year period.  The decrease in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for both the three and six months ended June 30, 2007 was primarily the result of lower hardware sales volume of our interactive videoconferencing hardware (PowerPlay).

Cost of services for our Digital Multimedia, Networking and Wireline Security segment decreased 40.5% to $365,000 for the three months ended June 30, 2007 as compared to $613,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007 cost of services decreased 43.2% to $642,000 as compared to $1.1 million for the same prior year period.  The decrease in cost of services for the Digital Multimedia, Networking and Wireline Security segment for the three and six months ended June 30, 2007 is in direct correlation to the decrease in Services revenue for this segment.

Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Total net sales	$15,170	$12,893	$29,356	$24,735
Total cost of sales	10,462	8,227	19,294	15,878
Gross Profit $:	$4,708	$4,666	$10,062	$8,857
Gross Profit %:	31.0%	36.2%	34.3%	35.8%

Gross profit, as a percentage of net sales, was 31.0% for the three month period ended June 30, 2007 compared to 36.2% for the three month period ended June 30, 2006.  For the six months ended June 30, 2007, gross profit as a percentage of net sales was 34.3% compared to 35.8% for the same prior year period.  The total gross profit as a percentage of sales decreased for the three and six months ended June 30, 2007 compared to the same period in 2006.  This decrease was caused by our new pricing strategy as noted above, as well as a $50,000 write-off of analog inventory.  The decline in gross profit is also due to increased hardware sales which earn a lower gross margin and are a greater portion of total revenues for the current comparable period.

Operating Expenses

Operating expenses for the Company for the three and six months ended June 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% change	2007	2006	% change
Selling, general, and administrative expenses	$3,867	$2,938	31.6%	$7,480	$5,733	30.5%
Research and development expenses	334	$280	19.2%	$622	575	8.2%
Bad debt expense	162	83	95.8%	249	81	207.3%
Depreciation and amortization	518	395	31.1%	988	844	17.1%
Operating earnings (loss)	$(172)	$970	-117.7%	$723	$1,624	-55.5%
Interest income (expense)	(356)	(69)	416.0%	(502)	(217)	131.3%
Other income (expense)	(9)	(3)	194.9%	(17)	(1)	nm
Earnings (loss) before income taxes	(537)	898	-159.8%	204	1,406	-85.5%
Income taxes	(214)	15	nm	100	46	117.4%
Net earnings (loss)	$(323)	$883	-136.6%	$104	$1,360	-92.4%

Selling, general, administrative and other expenses increased 31.6% to $3.9 million for the three months ended June 30, 2007 as compared to $2.9 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007 selling, general, administrative and other expenses increased 30.5% to $7.5 million compared to $5.7 million for the same prior year period.  The increase for the three and six months ended June 30, 2007 is primarily the result of higher headcount in sales, marketing and support functions, an increase in promotional and other sales and marketing expenses as well as an increase in costs related to Sarbanes-Oxley compliance.

Research and development expenses increased 19.2% to $334,000 for the three-month period ended June 30, 2007 as compared to $280,000 for the three-month period ended June 30, 2006.  For the six months ended June 30, 2007 research and development expenses increased 8.2% to $622,000 compared to $575,000 for the same prior year period.  The increase for the three and six months ended June 30, 2007 is primarily due to new projects related to new digital hardware that have not reached technical feasibility and therefore work on these projects was expensed as incurred.

Bad debt expense increased to $162,000 for the quarter ended June 30, 2007 from $83,000 in the same quarter in 2006.  For the six months ended June 30, 2007 bad debt increased to $249,000 as compared to $81,000 for the same prior year period.  Bad debt increased over the prior year period as a result of an increase in the bad debt allowance in the current year period as a result of reserving for specific customers.

Operating expense depreciation and amortization expense increased 31.1% to $518,000 for the three-month period ended June 30, 2007 as compared to $395,000 for the three-month period ended June 30, 2006.  For the six months ended June 30, 2007 operating expense depreciation and amortization expense increased 17.1% to $988,000 as compared to $844,000 for the six months ended June 30, 2006.  This increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

Interest expense increased for the three-month period ended June 30, 2007 to $356,000 as compared to $69,000 for the three-month period ended June 30, 2006.  For the six months ended June 30, 2007 interest expense increased to $502,000 as compared to $217,000 for the same prior year period.  This increase was primarily the result of interest expense related to our two Notes, totaling $15.0 million, with the Laurus Master Fund.  For a large portion of the prior six month period we did not have any notes payable.

We recorded a tax provision of $100,000 for the six months ended June 30, 2007 as compared to $46,000 for the six months ended June 30, 2006.  The increase over the prior year is due to Federal alternative minimum tax as well as increased State income taxes.

Basic and diluted earning/(loss) per common share was $(0.02) for three-month period ended June 30, 2007 as compared to basic and fully diluted earnings per share of $0.07 for the three-month period ended June 30, 2006.  For the six months ended June 30, 2007, basic and fully diluted earnings per common share was $0.01 as compared to $0.11 basic and fully diluted earnings per common share for the six months ended June 30, 2006.

The basic and diluted weighted average shares outstanding was 13,156,000 for the three-month period ended June 30, 2007 as compared to basic weighted average shares outstanding of 12,307,000 and diluted weighted average shares outstanding of 13,021,000 for the three-month period ended June 30, 2006.  For the six months ended June 30, 2007, the basic weighted average shares outstanding was 13,081,000 and diluted weighted average shares was 13,780,000 as compared to 12,275,000 basic weighted average shares and diluted weighted average shares 12,944,000 for the six months ended June 30, 2006.  This increase was due to the issuance of 100,000 common shares related to the acquisition of the assets of AIRDESK, Inc., as well as the issuance of 123,000 common shares related to the exercise of employee stock options.

Liquidity and Capital Resources

We had working capital of $26.1 million as of June 30, 2007 compared to a working capital of $25.9 million at December 31, 2006.  We had cash balances of $9.3 million and $20.3 million, respectively, as of June 30, 2007 and December 31, 2006.  The decrease in cash balances is primarily related to the transfer of cash to a short-term investment account.

The following tables show information about our cash flows and liquidity positions during the six months ended June 30, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

	For the six month period
	ended June 30,
	2007	2006
Net cash (used in)/provided by operating activities	$(2,394)	$2,590
Net cash used in investing activities	(9,133)	(2,908)
Net cash provided by financing activities	464	10,094
Effect of exchange differences on cash	(10)	(16)
Net change in cash and cash equivalents	$(11,073)	$9,760

We used cash from operating activities totaling $2.4 million for the six-month period ended June 30, 2007 compared to providing cash of $2.6 million for the six-month period ended June 30, 2006.  The increase in cash used by operating activities for the six months ended June 30, 2007 versus the comparable period of 2006 was primarily due to an increase in inventory and an increase in accounts receivable.  These were partially offset by an increase in accounts payable, and an increase in deferred revenue.

We used cash in investing activities totaling $9.1 million for the six-month period ended June 30, 2007 compared to $2.9 million for the six-month period ended June 30, 2006.   The increase in cash used in investing activities was primarily due to the purchase of short-term investments and the purchase of intangible assets.

We generated cash from financing activities totaling $464,000 for the six-month period ended June 30, 2007 compared to $10.1 million for the six-month period ended June 30, 2006.  For the period ended June 30, 2007 cash generated from financing activities was primarily due to the proceeds from the exercise of stock options.  For the period ended June 30, 2006 cash generated from financing activities was primarily related to the proceeds from Laurus Notes A and B, as well as the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable.

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

As of June 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risks.

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.

As of June 30, 2007 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2007, we had $17.4 million in cash, cash equivalents and short-term investments that mature in six months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

At June 30, 2007, we have obligations under a note payable and under capital leases, both of which have fixed interest rates.  We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows will not be material.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2007, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the information under “Forward-Looking Statements” included in this report.  At June 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the inclusion of the risk factors below, which were added as a result of the acquisition of Orbit One Communications, Inc.   See Note B.15 of Item 1 of this Quarterly Report on Form 10-Q for more information with respect to the acquisition.

A significant portion of our future revenue will be derived from contracts with the U.S. government or U.S. government agencies.  These agreements are subject to uncertain future funding and possible termination.

Historically, a significant portion of Orbit One’s revenues have been derived from sales made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the U.S. government or US government agencies.  If the prime contractor loses existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.    Additionally, Orbit One has Federal Supply Schedule with the General Services Administration.  It is the general practice of government agencies to renegotiate contracts with commercial companies, such as Orbit One's, upon expiration.  Although we are continuing negotiations with the GSA, these negotiations may not result in a new contract.  Sales to U.S. government customers may continue through resellers or under direct contracts with specific agencies; however, the revenue resulting from these arrangements may be less than past revenues under the GSA schedule contract, and sales through resellers may generate reduced margins.

The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process.  We cannot assure you that current levels of congressional funding for Orbit One’s products and services will continue.  Furthermore, all of our contracts with the U.S. government are  terminable by the U.S. government (or, in certain circumstances, by us) at will.  A significant decline in government expenditures generally, or with respect to programs for which we provide  products, could adversely affect our business and prospects.  Our operating  results may also be negatively affected by other developments that affect these government programs generally, including the following:

•           changes in government programs that are related to our products and services;

•           adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

•           changes in political or public support for programs;

•           delays or changes in the government appropriations process; and

•           delays in the payment of invoices by government payment offices and the prime contractors.

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

Agreements with government agencies may lead to claims against us under the Federal False Claims Act. These claims could result in substantial fines and other penalties.

Our agreement with the U.S. Government is subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions.  Private enforcement of fraud claims against businesses on behalf of the U.S. Government has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government.  These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per claim on the basis of the alleged claims. Prosecutions, investigations or qui tam actions could have a material adverse effect on our liquidity, financial condition and results of operations. Finally, various state false claim and anti-kickback laws also may apply to us. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect our business.

Federal government contracts contain provisions that are unfavorable to us.

Federal government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

•	Terminate existing contracts for convenience, as well as for default,

•	Reduce or modify contracts or subcontracts,

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable,

•	Decline to exercise an option to renew a multi-year contract,

•	Claim rights in products and systems produced by us,

•	Suspend or debar us from doing business with the federal government or with a governmental agency, and

•	Control or prohibit the export of our products.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. We may experience performance issues on some of our contracts. We may receive show cause or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on May 11, 2007 (the Annual Meeting).At the Annual Meeting, the stockholders considered and approved the following proposals:

(1) Election of Directors.  The following sets forth the nominees who were elected Directors of the Company and the number of votes cast for or withheld:

Name	Votes For	Votes Withheld
Brian C. Beazer	11,748,445	19,183
George Benson	11,741,025	26,603
Nicholas A. Davidge	11,756,857	10,771
Matthew J. Flanigan	11,747,586	20,042
Stratton J. Nicolaides	11,756,857	10,771
John G. Raos	11,749,318	18,310
Andrew J. Ryan(3)	11,072,257	695,371

(2)
Ratification of Appointment of Grant Thornton, LLP as Numerex’s independent registered accounting firm for the fiscal year ending December 31, 2007.  At the Annual Meeting, stockholders approved and ratified the selection of Grant Thornton, LLP as the independent auditors.

Votes For	Votes Against	Votes Withheld
11,752,406	5,142	10,080

Item 5.                      Other Information.

None - not applicable.

Item 6.                      Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NUMEREX CORP.
(Registrant)

Date:  August 08, 2007                                                                            /s/Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman and Chief Executive Officer

Date:  August 08, 2007                                                                            /s/Alan B. Catherall
Alan B. Catherall
Chief Financial Officer,
Executive Vice President, and Principal Financial Accounting Officer