Form 10-Q
period 2007-10-31
NUMEREX CORP /PA/
filed 2007-11-14
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of November 12, 2007 an aggregate of 14,373,377 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions.  Numerex cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.  These forward-looking statements speak only as of the date of this quarterly report, and Numerex assumes no duty to update forward-looking statements.  Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; difficulties associated with integrating Orbit One’s business; the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time;  variations in quarterly operating results, delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes.  Numerex SEC reports identify additional factors that can affect forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.
NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,044	$20,384
Short-term investments	47	-
Accounts receivable, less allowance for doubtful accounts of $848 at September 30, 2007 and $933 at December 31, 2006:	15,009	11,844
Inventory	8,376	2,755
Prepaid expenses and other current assets	2,833	1,677
Deferred tax asset - current	1,142	1,113
TOTAL CURRENT ASSETS	37,451	37,773

Property and Equipment, Net	1,911	1,287
Goodwill, Net	19,989	15,967
Other Intangibles, Net	7,203	6,734
Software, Net	3,445	1,815
Other Assets	612	747
Deferred tax asset - LT	2,070	2,070
TOTAL ASSETS	$72,681	$66,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,966	$7,651
Other current liabilities	2,616	2,270
Note payable, current	2,572	1,139
Deferred revenues	4,063	715
Obligations under capital leases, current portion	57	96
TOTAL CURRENT LIABILITIES	18,273	11,871

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	304	339
Note Payable	10,834	12,763
TOTAL LONG TERM LIABILITIES	11,138	13,102

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 14,373,377 shares at September 30, 2007 and 14,445,234 shares at December 31, 2006	44,696	43,133
Additional paid-in-capital	3,142	2,486
Treasury stock, at cost, 1,184,900 shares on September 30, 2007 and December 31, 2006	(5,053)	(5,053)
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income (loss)	(5)	2
Retained earnings	489	852
TOTAL SHAREHOLDERS' EQUITY	43,270	41,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,681	$66,393

See accompanying notes to condensed consolidated financial statements – unaudited

Numerex Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Product	$10,185	$8,755	$29,573	$24,626
Service	5,799	4,536	15,767	13,401
Total net sales	15,984	13,291	45,340	38,027
Cost of product sales	9,096	6,761	25,874	19,651
Cost of services	1,536	1,541	4,020	4,446
Depreciation and amortization	-	38	-	122
Gross Profit	5,352	4,951	15,446	13,808
	33.5%	37.3%	34.1%	36.3%
Selling, general, and administrative expenses	4,078	3,051	11,557	8,785
Research and development expenses	382	258	1,004	833
Bad debt expense	164	84	413	164
Depreciation and amortization	697	423	1,717	1,266
Operating earnings	31	1,135	755	2,760

Interest expense	(448)	(193)	(948)	(410)
Other expense	(1)	(1)	(20)	(1)
Earnings (loss) before income taxes	(418)	941	(214)	2,349
Provision for income taxes	(201)	1	(101)	47
Net earnings (loss)	$(217)	$940	$(113)	$2,302

Basic earnings (loss) per common share	$(0.02)	$0.08	$(0.01)	$0.19
Diluted earnings (loss) per common share	$(0.02)	$0.07	$(0.01)	$0.18
Number of shares used in per share calculation
Basic	13,187	12,492	13,117	12,348
Diluted	13,187	13,363	13,117	13,081

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the nine month period
	ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(113)	2,302
Adjustments to reconcile net earnings (loss) to net cash
provided by/(used in) operating activities:
Depreciation	492	456
Amortization	1,225	933
Allowance for doubtful accounts	413	168
Inventory Reserves	38	18
Non-cash interest expense	213	187
Stock options compensation expense	656	305
Stock issued in lieu of directors fees	-	38
Warrants issued in lieu of investor relations fees	-	55
Deferred income taxes	(29)	-
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	(3,946)	(1,068)
Inventory	(4,497)	154
Prepaid expenses & interest receivable	322	(618)
Other assets	71	(85)
Accounts payable	521	(45)
Other current liabilities	55	78
Deferred revenue	2,255	734
Income taxes	(272)	38
Net cash provided by/(used in) operating activities:	(2,596)	3,650
Cash flows from investing activities:
Purchase of property and equipment	(456)	(448)
Purchase of intangible and other assets	(1,113)	(831)
Purchase of short-term investment, net	(8,051)	-
Sale of short-term investment, net	8,004	-
Increase in deposits and long term receivables	-	1,477
Purchase of Airdesk, Inc	-	(3,675)
Purchase of Orbit One Communications, Inc	(5,884)	-
Net cash used in investing activities	(7,500)	(3,477)
Cash flows from financing activities:
Proceeds from exercise of common stock options	545	277
Proceeds from note payable and debt	-	10,000
Principal payments on capital lease obligations	(68)	(62)
Principal payments on notes payable and debt	(714)	(1,223)
Net cash provided by/(used in) financing activities:	(237)	8,992
Effect of exchange differences on cash	(7)	(8)
Net (decrease)/increase in cash and cash equivalents	(10,340)	9,158
Cash and cash equivalents at beginning of year	20,384	2,821
Cash and cash equivalents at end of period	$10,044	$11,979

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	693	412
Income taxes	17	46
Disclosure of non-cash activities:
Non-cash interest	296	278
Non-cash deferred income taxes	282	-
Non-cash financing payments	-	2,725
Disclosure of non-cash investing activities:
Purchase of Orbit One Communications in accounts payable	732	-
Common stock issued for the purchase of Airdesk	1,018	1,329

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Unaudited
(In Thousands)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings/(Loss)	Earnings	Total
Balance, December 31, 2006	14,145	$43,133	$2,486	$(5,053)	$2	$852	$41,420
FIN 48 Adoption	-	-	-	-	-	(250)	(250)
Issuance of shares in connection with employee stock option plan	128	545	-	-	-	-	545
Issuance of common stock in connection with purchase of Airdesk, Inc.	100	1,018	-	-	-	-	1,018
FAS123(R) compensation expense	-	-	656	-	-	-	656
Translation adjustment	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	(113)	(113)
Balance, September 30, 2007	14,373	$44,696	$3,142	$(5,053)	$(5)	$489	$43,270

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.  For further information, reference is also made to Numerex Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.           Nature of Business

Numerex Corp. (the "Company" or "we") is a leading single source provider of solutions and network services for machine-to-machine (M2M) applications. The Company’s platforms for asset tracking, intelligent monitoring and security include a portfolio of monitoring devices and technologies, on-demand cellular and satellite networks, and a full suite of back-office support services. Numerex enables customers to bring M2M solutions to market faster and with greater flexibility.  The Company is headquartered in Atlanta, Georgia. Website http://www.nmrx.com

2.           Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation.

3.           Cash and Cash Equivalents

Cash equivalents of $10.0 million at September 30, 2007 and $20.4 million at December 31, 2006, consist of overnight repurchase agreements, money market deposit accounts, and amounts on deposit in a foreign bank and restricted cash held as a letter of credit.  Cash of $64,000 at September 30, 2007 and $61,000 at December 31, 2006 was held as a letter of credit.  Cash of $66,000 at September 30, 2007 and $48,000 at December 31, 2006 was held in our foreign bank account.

4.           Short-Term Investments

Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is our intent to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to our intent and practice to hold these readily marketable investments for less than one year

5.           Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, and goodwill.  These assets, except for goodwill and intangible assets with an indefinite life, are amortized over their expected useful lives.  Developed software is amortized using the straight-line method over 3 to 5 years.  Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years.  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142), Goodwill and Other Intangibles.  Under SFAS 142, goodwill is no longer amortized.  Rather, SFAS 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter.   Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the software is ready for release.  Software development costs incurred prior to the establishments of technological feasibility are expensed as incurred.  The following table provides a summary of the components of our intangible assets.

	September 30,	December 31,
(In thousands)	2007	2006
Wireless Data Communications
Goodwill	$19,519	$15,377
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,289	5,409
Accumulated Amortization	(3,414)	(3,414)
Goodwill, net	$19,989	$15,967

Purchased and developed software	6,622	4,458
Patents, trade and service marks	12,673	12,358
Intangible and other assets	1,905	988
Total intangible assets	21,200	17,804
Accumulated amortization	(10,552)	(9,254)
Intangible assets, net	$10,648	$8,550

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective assets.  The following is a summary of estimated aggregate amortization expense for each of the five succeeding fiscal years:

(in thousands)
Remainder of 2007	$460
2008	1,867
2009	1,672
2010	1,318
2011	1,040
2012	988
Total	$7,345

6. Income Taxes

In September 2006 the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

As a result of applying the provisions of FIN 48, the Company recorded a liability for unrecognized tax benefits of $250,000 inclusive of interest and penalties of $20,250 and $11,700 respectively. The $250,000 unrecognized benefit also caused a corresponding decrease to retained earnings, as of January 1, 2007. Recognizing these unrecognized tax benefits would have an impact on our effective tax rate.  The Company continues to accrue interest and penalties  for unrecognized tax benefits existing as of January 1, 2007. The Company anticipates recording $49,000 of tax expense for interest and penalties accrued during the year on January 1, 2007 unrecognized tax benefits, and has recorded $36,750 of expense for these items for the nine months ended September 30, 2007 in accordance with APB Opinion 28.

The Company anticipates recording unrecognized tax benefits of $94,000 inclusive of interest and penalties of $5,000 and $900 respectively for the year ended December 31, 2007. This amount is related to state and local income tax filing positions expected to be taken during the year.  This increase in liability will result in an increase in income tax expense for the current year. Of this expense, $11,156 of tax benefit has been recognized for the current nine months ending September 30, 2007 in accordance with the provisions of SFAS 109.

We recorded a tax benefit of $101,000 for the nine months ended September 30, 2007 as compared to a tax provision of $47,000 for the nine months ended September 30, 2006, representing effective tax rates of   47.18 % and 2.00%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from state tax accruals and stock option expenses. The overall increase in the effective tax rate from the nine months ended in 2006 compared to the same period in 2007 can be attributed to the Company's partial release of the valuation allowance which offset much of the Company's net operating loss (NOL) deferred tax assets. The Company will recognize deferred tax expense in 2007 primarily related to the utilization of these NOLs. The Company did not recognize deferred tax expense in 2006 before the release of the valuation allowance.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

7.           Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	September 30,	December 31,
(In thousands)	2007	2006
Raw materials	$1,804	$871
Work-in-progress	8	30
Finished goods	6,955	2,207
Less reserve for obsolescence	(391)	(353)
Inventory, net	$8,376	$2,755

The Company is holding increased inventory levels since the beginning of the year partially in anticipation of expected increased future demand for our digital wireless security hardware product. This product will be used by our customers to upgrade their analog connections prior to the analog sunset date in February 2008.  The analog sunset was set by the Federal Communications Commission and stated that cellular service licensees will no longer be required to provide analog (AMPS or Advance Mobile Phone System) service.

8.  Notes Payable

On December 29, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $10,000,000 (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock.  Interest accrues on this note at a rate of 9.50% annually. This note has a four year term and is secured by substantially all of our assets.  Note C principal reductions began in July 2007 and will continue for the next 42 months with final payment due in December 2010. Interest and principal under convertible Note C may be paid in either cash or, subject to certain conditions, in shares of our common stock.  The Company may only use common stock to make payments on convertible Note C if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $11.41.  The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $10.37 per share.

On May 30, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $5,000,000 (“Note A”) (ii) a non-convertible term note in the principal amount of $5,000,000 (“Note B”), and (iii) a warrant  to purchase up to 241,379 shares of our common stock.  Interest accrues on each of the notes at a rate of 9.75% annually.  Both notes have four year terms and are secured by substantially all of our assets.

The Company may only use common stock to make payments on convertible Note A if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $8.70.  The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into the Company’s common stock at a fixed conversion price equal to $7.91 per share.

On August 31, 2006, Laurus converted $158,200 of Note A, which included $41,979 of accrued interest into 20,000 shares of common stock.  On September 14, 2006 the Company voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock.  On October 9, 2006 the Company voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock.  On November 14, 2006 the Company voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock. On December 19, 2006 the Company voluntarily converted the remaining outstanding balance of $1,133,796 of Note A into 143,337 shares of common stock.

Interest under Note B must be paid in cash.  The principal balance on Note B is due and payable in cash on May 30, 2010.

As of September 30, 2007 the Company had $5,000,000 outstanding under Note B and $9,285,715 outstanding under Note C.

The warrant with Note C is exercisable by the holder until December 29, 2013.  Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $10.13. In accordance with the Warrant agreement, the common stock has been registered.

The warrant with Note A and Note B is exercisable by the holder until May 30, 2013. Subject to adjustments described in the warrant, the holder will be entitled to receive, upon exercise of the warrant in whole or in part, shares of common stock at an exercise price of $7.73. The Company has registered the common stock underlying the Warrant for resale by Laurus.  Note A also contains a beneficial conversion feature with a contingent conversion option.  The value of the Beneficial Conversion Feature, $38,000, was measured as of the commitment date.

The Company also completed two prior private placements with Laurus.  On January 13, 2004, the Company completed it’s first private placement to Laurus of (i) a Convertible Term Note in the aggregate principal amount of $4,500,000 (the “First Company Note”), and (ii) a warrant to purchase up to 300,000 shares of the Company’s common stock (the “First Warrant”).  The First Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches.

The first tranche is exercisable for up to 150,000 shares of common stock at a price of $4.75 per share.  The second tranche is exercisable for up to 100,000 shares of common stock at a price of $5.17 per share.  The third tranche is exercisable for up to 50,000 shares of common stock at a price of $5.99 per share.  The Company also agreed to register the common stock underlying the First Warrant for resale by Laurus, and have such registration declared effective, by August 13, 2004.  Such registration statement was declared effective on November 22, 2004.  As a result, under the terms of the First Warrant, the Company issued warrants covering additional 66,000 shares pursuant to the registration rights agreement.  On July 6, 2005 the Company voluntarily converted $2,280,000 of the outstanding debt associated with the First Company Note into 500,000 shares of common stock. On August 1, 2005 the Company converted the $953,040 remaining outstanding portion of the debt associated with the First Company Note into 209,000 shares of common stock.

On January 28, 2005, the Company completed a second private placement to Laurus of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”).  The Second Company Note provided that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations.  The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches.  The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share.  The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share.  The Company has registered the common stock underlying the Second Company Warrant for resale by Laurus.  The Second Company Note also contained a beneficial conversion feature with a contingent conversion option.  The value of the beneficial conversion feature was measured as of the commitment date.  The value at the commitment date was $154,000.  On February 6, 2006, Laurus converted $1,263,780 of our outstanding debt, including $8,944 of accrued interest into 238,000 shares of common stock. The result of this transaction was to eliminate our Second Company Note with Laurus, excluding the warrants issued with the Second Company Note.  These warrants along with the warrants issued with the First Company Note, which total 400,000, remain outstanding.

Laurus is an "accredited investor" as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").  The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

9.  Shareholders’ Equity

Shareholders’ Equity increased by $1.9 million for the nine month period ending September 30, 2007.  The increase in Shareholders’ Equity was attributable to the issuance of common shares for the purchase of Airdesk and the exercise of employee stock options, totaling $1.6 million.  The increase was also due to FAS 123R compensation in the amount of $656,000.  These increases were partially offset by a decrease in retained earnings of $363,000.

10.           Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 and September 30, 2006 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2007 was $246,000 as compared to $104,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 stock-based compensation expense recognized was $656,000 as compared to $305,000 for nine months ended September 30, 2006.  Stock-based compensation consisted of expense related to employee equity awards.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2007, net of estimated forfeitures, is $2.1 million and is expected to be recognized over a weighted-average period of 1.3 years.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of stock-based compensation costs to expense on the straight-line method.  As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine months of fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company has outstanding stock options granted pursuant to four stock option plans. The 1994 Long-Term Incentive Plan (the “1994 Plan”), which was adopted in 1994, the Non-Employee Director Stock Option Plan (the “Director Plan”) which was adopted in 1996, the Long-Term Incentive Plan (the “1999 Plan”), which was adopted in 1999 and the 2006 Long Term Incentive Plan (the “2006 Plan”) which was adopted in 2006.  The 1994 Plan and the Director Plan were terminated and replaced by the 1999 Plan which was effective for options granted from October 25, 1999.  The 1999 Plan was terminated and replaced by the 2006 Plan. Options outstanding under the 1994 Plan, the Director Plan and the 1999 Plan remain in effect, but no new options may be granted under those plans.  Options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period.  All options issued under the 1994 Plan are fully vested.

 The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised.  A summary of the company's stock option activity and related information for the six months ended September 30, 2007 follows:

For the period ended September 30, 2007
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/06	1,784,865	5.55
Options granted	190,500	9.25
Options exercised	(128,143)	4.83
Options cancelled	(18,375)	5.42
Options expired	(250)	4.57
Outstanding, end of period	1,828,597	5.94	6.31	$ 5,181,084
Exercisable, end of period	1,081,035	4.95	4.70	$ 3,935,307

The following table summarizes information related to fixed stock options outstanding at September 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2007	Weighted average exercise price
$1.00 – 4.00	521,915	5.23	$3.03	441,665	$2.85
4.01 – 8.00	758,682	6.41	$5.45	466,370	$5.43
8.01 – 12.94	548,000	7.21	$9.40	173,000	$9.01
	1,828,597	6.31	$5.94	1,081,035	$4.95

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

The key assumptions used in the valuation model during the six months ended September 30, 2007 and 2006 are provided below:

	Nine Months Ended
	September 30,
	2007	2006
Valuation Assumptions:
Volatility	56.30%	66.11%
Expected term	6.3 years	5.8 years
Risk free interest rate	4.37%	4.36%
Dividend yield	0.00%	0.00%

11.           Earnings/(Loss) Per Share

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Common Shares:
Weighted average common shares outstanding	13,187	12,492	13,117	12,348
Dilutive effect of common stock equivalents	-	871	-	733
Total	13,187	13,363	13,117	13,081

Net earnings (loss):	$(217)	$940	$(113)	$2,302

Net earnings (loss) per common share:
Basic	$(0.02)	$0.08	$(0.01)	$0.19
Diluted	$(0.02)	$0.07	$(0.01)	$0.18

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the three and nine months ended October 31, 2007.  For the three months ended October 31, 2007, options to purchase 1,810,000 and for the nine months ended October 31, 2007 options to purchase 1,740,000 shares of common stock and common stock equivalents, would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

For the three months ended September 30, 2006, we excluded antidilutive options of 50,000 shares of common stock and common stock equivalents from the computation of diluted earnings per share.  For the nine months ended September 30, 2006, we excluded antidilutive options of 178,000. We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.  With the acquisition of Airdesk, the Company could issue an additional 300,000 shares of the Company’s common stock over a three-year period.  On April 1, 2007 the Company issued 100,000 of these shares.  The remaining 200,000 shares are currently held in Escrow and are not included in the basic and diluted share calculation.  With the acquisition of Orbit One Communications, the Company could issue an additional 1,571,729 shares of the Company’s common stock over a two-year period.  These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

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

The Company recognizes revenue from hardware sales at the time of shipment and passage of title. The Company offers customers the right to return hardware that does not function properly within a limited time after delivery. The Company continuously monitors and tracks such hardware returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

Numerex recognizes revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services the Company recognizes revenue ratably over the contract term. In certain instances the Company may, under an appropriate agreement, advance charge for the service to be provided. In these instances the Company recognizes the advance charge as deferred revenue (classified as a liability) and release the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.

The Company recognizes revenue from the provision of data transportation services when it performs the services or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based.  In certain instances the Company may, under an appropriate agreement advance charge for the data transport service to be provided. In these instances the Company recognizes the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and releases the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

The Company’s arrangements do not generally include acceptance clauses. However, arrangements involving multiple element service agreements include certain milestones and levels of certification, acceptance occurs upon the Company’s certification of it’s completion of each of the various elements.

13.           Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. Numerex will adopt the provisions of EITF 07-3 on January 1, 2008. Numerex is currently assessing the impact of EITF 07-3 on its results of operations and financial condition.

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

 14.            Savings and Investment Plan

We sponsor a 401(k) savings and investment plan that covers all of the employees of Numerex Corp. and its subsidiaries that elect to participate.  Employees are eligible for participation on the enrollment date following six months of service.  We contributed an amount equal to 50% of the portion of each participant’s elective deferral contribution that does not exceed 6% of such participant’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  The matching contributions made by us vest over a three-year period at a rate of 33% per year.  Approximately $38,200 and $28,000 was expensed for the three months ended September 30, 2007 and 2006, respectively.  Approximately $107,600 and $89,000 was expensed for the nine months ended September 30, 2007 and 2006, respectively.

NOTE C – INVESTMENTS

Orbit One Communications Acquisition

On July 31, 2007 we completed the acquisition of the assets of ORBIT ONE COMMUNICATIONS, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  The results of Orbit One’s operations have been included in the consolidated financial statements from August 1, 2007.  The assets relate to Orbit One’s customized satellite-based M2M solutions it provides to government agencies and emergency services markets in the United States.  These solutions include hardware, software, data management, installation, maintenance, and use of its proprietary operational support platform.  The acquisition expands our M2M communications product and service technologies, its reach into the governmental markets and global reach to enable M2M applications in remote areas not well served by other terrestrial-based providers.

The assets acquired consist of software (including Orbit One’s proprietary mapping and operational support platform), inventory, equipment (primarily communications related computer hardware) accounts receivable, trademarks and other intellectual property.

Initial consideration for the asset purchase was approximately $5.5 paid in cash plus $384,000 of transaction costs.   An additional $732,085 was payable 60 days from closing based on satisfying a net working capital test.  Another $2.0 million cash payment is payable in early 2008 if certain customer agreements are extended as well as certain other conditions are met.  In addition, if certain revenue and EBITDA performance objectives and milestones are achieved, subsequent payments could include additional cash payments of $2.5 million as well as shares of Numerex Corp’s common stock.  If the earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement, whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At July 31, 2007
Net receivables	$454
Prepaid assets	464
Inventory	1,162
Property, plant and equipment	647
Other intangibles, net	940
Software, net	1,283
Deposits	16
Goodwill	3,004
Total assets acquired	7,970

Accrued liabilities	(240)
Capital lease obligations	(8)
Deferred revenue	(1,106)
Total liabilities assumed	(1,354)
Net assets acquired	$6,616

The $1.3 million of acquired software includes $1.2 million assigned to its proprietary satellite communications, tracking and mapping software.  The $940,000 of acquired intangible assets was comprised of $170,000 assigned to trademarks, and $770,000 assigned to customer relationships.  The estimated useful lives for these assets are 10 years for proprietary software, 1 year for trademarks and 9 years for customer relationships.

The $3.0 million of goodwill was assigned to the wireless data communications segment.  The goodwill includes the $732,085 working capital adjustment payable 60 days after closing.  The goodwill and intangible assets will be deductible for income tax purposes.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Orbit One was completed as of January 1 for each of the 9 months periods shown below:

For the 9 Months ended September 30,
(in thousands, except per share information)
	2007	2006
Revenues	$49,288	$48,447
Net Income (Loss)	319	4,533
Basic Earnings Per Common Share	$0.02	$0.37
Diluted Earnings Per Common Share	$0.02	$0.35

These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

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

Initial consideration for the asset purchase was approximately $4.2 million payable in the form of shares of the Company’s common stock and the assumption of certain existing indebtedness of AIRDESK, Inc.  In addition, if certain revenue and other performance targets are achieved, the Company could issue an additional 300,000 shares of its common stock over the three-year period from the date of acquisition.  At April 1, 2007 a portion of these targets were achieved and accordingly 100,000 shares were issued at value of $1.0 million which were valued using the average stock price on date of issuance.

The Company assumed approximately $2.5 million of debt, of which $1.2 million was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1.3 million was paid on August 17, 2006.  The Company also issued shares of common stock valued at approximately $196,000 to AIRDESK at closing and deposited the remaining shares of common stock, valued at closing at approximately $1.3 million, with an Escrow Agent.  AIRDESK retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to AIRDESK over a two-year period in accordance with the terms of the Escrow Agreement. In addition, we incurred approximately $266,000 of direct acquisition expenses that are in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At January 5, 2006
Current assets	$2,410
Property, plant and equipment	444
Other non-current assets	12
Intangible assets	934
Goodwill	4,232
Total assets acquired	8,032

Current liabilities	(3,346)
Long-term debt	(700)
Total liabilities assumed	(4,046)
Net assets acquired	$3,986

The $934,000 of acquired intangible assets was comprised of $668,000 assigned to trademarks, $189,000 assigned to customer relationships and $77,000 assigned to a non-compete agreement.  The estimated useful life of the customer relationships is 4 years and the estimated useful life of the non-compete agreement is 2 years.  The trademarks are not subject to amortization.

The $4.2 million of goodwill was assigned to the wireless data communications segment.

NOTE D – LIQUIDITY

The Company believes that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements through at least December 31, 2007.  This belief could be affected by future operating earnings that are lower than expectations, a material adverse change in the Company’s operating business or a default under the Company Notes.

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

The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating profit/(loss) are reviewed on a consolidated basis.

Summarized below are the Company’s unaudited revenues and net income (loss) by reportable segment.

Certain corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net Sales:
M2M Communications	$14,837	$11,274	$41,544	$32,889
Digital Multimedia, Networking and Wireline Security	1,147	2,017	3,796	5,138
	$15,984	$13,291	$45,340	$38,027
Gross Profit:
M2M Communications	$4,704	$4,063	$13,331	$11,678
Digital Multimedia, Networking and Wireline Security	648	888	2,115	2,130
	$5,352	$4,951	$15,446	$13,808
Operating earnings (loss) before taxes:
M2M Communications	$40	$923	$680	$2,524
Digital Multimedia, Networking and Wireline Security	120	289	450	443
Unallocated Corporate	(129)	(77)	(375)	(207)
	$31	$1,135	$755	$2,760
Depreciation and Amortization:
M2M Communications	$520	$308	$1,204	$927
Digital Multimedia, Networking and Wireline Security	47	93	147	285
Unallocated Corporate	130	60	366	176
	$697	$461	$1,717	$1,388

		September 30,	Dec. 31
Identifiable Assets:		2007	2006
M2M Communications		$53,203	$37,380
Digital Multimedia, Networking and Wireline Security		4,172	3,941
Unallocated Corporate		15,306	25,072
		$72,681	$66,393

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

We are a wireless network service provider and a leading enabler of fixed and mobile M2M solutions and technology. A single-source for our M2M customers, we deliver real-time wireless data communications for purposes of monitoring, tracking, measuring, and intelligent management of remote assets with solutions tailored to meet the needs of each application, customer, and industry. Several markets indirectly served by us include alarm security, vehicle location and asset tracking, point of sale, vending, and utility management. We offer our hardware and services primarily throughout the United States, Canada, and Mexico. We are headquartered in Atlanta, Georgia.

We recognized a net loss for the third quarter ended September 30, 2007 of $217,000, or ($0.02) per basic and diluted share, compared to net income of $940,000, or $0.08 per basic share and $0.07 per diluted share for the third quarter ended September 30, 2006.  We recognized a net loss for the nine months ended September 30, 2007 of $113,000, or ($0.01) per basic and diluted share, compared to net income of $2.3 million or $0.19 per basic share and $0.18 per diluted share for the nine months ended September 30, 2006.

We recognized operating earnings of $31,000 for the three months ended September 30, 2007 compared to operating income of $1.1 million for the three months ended September 30, 2006.  We had operating earnings of $755,000 for the nine months ended September 30, 2007 as compared to operating earnings of $2.8 million for the nine months ended September 30, 2006.  Our operating results for the three and nine months ended September 30, 2007 were unfavorably affected by our decision to discount our hardware in order to effectively compete for new customers in the digital M2M market.  These results were also impacted by an increase in our selling, general and administrative (“SG&A) expenses.  Our SG&A expenses increased due to increased spending in sales and marketing to support hardware sales, and an increase in general & administrative spending as we responded to regulatory requirements such as Sarbanes-Oxley and the adoption of FIN 48.

Revenues for the third quarter of 2007 increased 20.3% compared to the third quarter of 2006.  We continued to see growth in our wireless data hardware and services.  Wireless data revenues increased over 31%, compared to the third quarter last year.  The increase in the current year revenues compared to the prior year is primarily attributable to growth in wireless M2M hardware and services.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006:

Net Sales

Net sales for our reportable segments for the three and nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2007	2006	change	% change	2007	2006	change	% change
Net Sales:
Wireless Data Communications
Hardware	$9,874	$7,747	$2,127	27.5%	$8,448	$22,850	$5,598	24.5%
Services	4,963	3,527	1,436	40.7%	13,096	10,039	3,057	30.5%
Sub-Total	14,837	11,274	3,563	31.6%	41,544	32,889	8,655	26.3%
Digital Multimedia, Networking and Wireline Security
Hardware	312	1,008	(696)	-69.0%	1,125	1,776	(651)	-36.7%
Services	835	1,009	(174)	-17.2%	2,671	3,362	(691)	-20.6%
Sub-Total	1,147	2,017	(870)	-43.1%	3,796	5,138	(1,342)	-26.1%
Total net sales	$15,984	$13,291	$2,693	20.3%	$45,340	$38,027	$7,313	19.2%

Net sales for our Wireless Data Communications segment increased 31.6% to $14.8 million for the three-month period ended September 30, 2007 as compared to $11.3 million for the three-month period ended September 30, 2006.  Net sales for the nine months ended September 30, 2007 increased 26.3% to $41.5 million as compared to $32.9 million for the nine months ended September 30, 2006.  The increase in total net sales for the three and nine months for the Wireless Data Communications segment was due to an increase in both hardware sales and services sales.  The increase in Wireless Data Communications sales also include revenues from our satellite asset tracking business that was acquired during the period, however it was not a significant revenue contributor and generated less than 5% of total Wireless Data Communications sales for the three month period ending September 30, 2007.

For the three month period ended September 30, 2007, hardware sales in Wireless Data Communications increased 27.5% to $9.9 million from $7.7 million in the prior year period.  For the nine month period, hardware sales in Wireless Data Communications increased 24.5% to $28.4 million as compared to $23.9 million in the prior year period. The increase in Wireless Data Communications hardware sales for the three and nine months ended September 30, 2007 versus the same three and nine months period in 2006 was primarily the result of continued demand for devices used for wireless communications between alarm installations and central monitoring stations as well as our wireless module hardware.

During the three month period ended September 30, 2007, Wireless Data Communications service revenues increased 40.7% to $5.0 million as compared to $3.5 million for the three month period ended September 30, 2006.  For the nine months ended September 30, 2007, Wireless Data Communications service revenues increased 30.5% to $13.1 million as compared to $10.0 million for the same prior year period.  These increases were primarily due to an increase in the number of connections to our wireless network during the three and nine month periods ended September 30, 2007.  Revenues from connections to our network increased $1.4 million for the three month period ended September 30, 2007 and $3.1 million for the nine month period ended September 30, 2007 compared to the same periods in 2006.  Connection increases were generated by sales of our security hardware as well as by value added resellers who utilize our network to provide customer solutions.  Connection revenues also increased due to our acquisition of the satellite asset tracking business.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 43.1% to $1.1 million for the three-month period ended September 30, 2007 compared to $2.0 million for the three-month period ended September 30, 2006.  For the nine month period ended September 30, 2007 net sales from Digital Multimedia, Networking and Wireline Security decreased 26.1% to $3.8 million compared to $5.1 million for the same prior year period.  The decrease in net sales for the three and nine months ended September 30, 2007 is due to a decrease in sales of our interactive videoconferencing hardware as well as a decrease in our installation and integration services.

For the three month period ended September 30, 2007, hardware sales from Digital Multimedia, Networking and Wireline Security decreased 69.0% to $312,000 as compared to $1.0 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 hardware sales decreased 36.7% to $1.1 million compared to $1.8 million for the same prior year period.  The sales of our interactive videoconferencing hardware (PowerPlay), which is sold indirectly to distance-learning customers decreased for both the three and nine month comparable periods. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

For the three months ended September 30, 2007, Digital Multimedia, Networking and Wireline Security services revenues decreased 17.2% to $835,000 compared to $1.0 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, service revenues decreased 20.6% to $2.7 million as compared to $3.4 million for the same prior year period.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the three and nine month comparable periods is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2007	2006	change	% change	2007	2006	change	% change
Cost of Sales:
Wireless Data Communications
Cost of hardware sales	$8,949	$6,230	$2,719	43.6%	$25,186	$18,459	$6,727	36.4%
Cost of service sales	1,185	981	204	20.8%	3,028	2,752	276	10.0%
Sub-Total	10,134	7,211	2,923	40.5%	28,214	21,211	7,003	33.0%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	148	532	(384)	-72.2%	688	1,192	(504)	-42.3%
Cost of service sales	351	597	(246)	-41.2%	993	1,816	(823)	-45.3%
Sub-Total	499	1,129	(630)	-55.8%	1,681	3,008	(1,327)	-44.1%
Total cost of sales	$10,633	$8,340	$2,293	27.5%	$29,895	$24,219	$5,676	23.4%

Cost of hardware sales for our Wireless Data Communications segment increased 43.6% to $8.9 million for the three months September 30, 2007 as compared to $6.2 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 cost of hardware sales increased 36.4% to $25.2 million compared to $18.5 million for the same prior year period.  The increase in cost of hardware sales for our Wireless Data Communications segment for both the three and nine months ended September 30, 2007 was primarily the result of higher hardware sales volumes as well as our decision to focus on our new strategy to secure network connections and long term recurring revenues at the expense of short term hardware margins.

Cost of services for our Wireless Data Communications segment increased 20.8% to $1.2 million for the three months ended September 30, 2007 as compared to $981,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006 cost of services increased 10.0% to $3.0 million compared to $2.8 million for the same prior year period.  The increase in cost of services for the Wireless Data Communications segment is primarily the result of higher services revenues.

Cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment decreased 72.2% to $148,000 for the three months September 30, 2007 as compared to $532,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 cost of hardware sales decreased 42.3% to $688,000 compared to $1.2 million for the same prior year period.  The decrease in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for both the three and nine months ended September 30, 2007 was primarily the result of lower hardware sales volume of our interactive videoconferencing hardware (PowerPlay).

Cost of services for our Digital Multimedia, Networking and Wireline Security segment decreased 41.2% to $351,000 for the three months ended September 30, 2007 as compared to $597,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 cost of services decreased 45.3% to $993,000 as compared to $1.8 million for the same prior year period.  The decrease in cost of services for the Digital Multimedia, Networking and Wireline Security segment for the three and nine months ended September 30, 2007 is in direct correlation to the decrease in Services revenue for this segment.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Total net sales	$15,984	$13,291	$45,340	$38,027
Total cost of sales	10,633	8,340	29,894	24,098
Gross Profit:	$5,351	$4,951	$15,446	$13,929
Gross Profit %:	33.5%	37.3%	34.1%	36.6%

Gross profit, as a percentage of net sales, was 33.5% for the three month period ended September 30, 2007 compared to 37.5% for the three month period ended September 30, 2006.  For the nine months ended September 30, 2007, gross profit as a percentage of net sales was 34.1% compared to 36.6% for the same prior year period.  The total gross profit as a percentage of sales decreased for the three and nine months ended September 30, 2007 compared to the same period in 2006.  This decrease was caused by our decision to pursue new network connection opportunities at the expense of short term hardware margins.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% change	2007	2006	% change
Selling, general, and administrative expenses	$4,078	$3,051	33.7%	$11,557	$8,785	31.6%
Research and development expenses	382	258	48.1%	1,004	833	20.5%
Bad debt expense	164	84	95.2%	413	164	151.8%
Depreciation and amortization	697	423	64.8%	1,717	1,387	23.8%
Operating earnings (loss)	$31	$1,135	-97.3%	$755	$2,760	-72.6%
Interest income (expense)	(448)	(193)	132.1%	(949)	(410)	131.5%
Other income (expense)	(1)	(1)	0.0%	(20)	(1)	nm
Earnings (loss) before income taxes	(418)	941	-144.4%	(214)	2,349	-109.1%
Income taxes	(201)	1	nm	(101)	47	-314.9%
Net earnings (loss)	$(217)	$940	-123.1%	$(113)	$2,302	-104.9%

Selling, general, administrative and other expenses increased 33.7% to $4.1 million for the three months ended September 30, 2007 as compared to $3.1 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 selling, general, administrative and other expenses increased 31.6% to $11.6 million compared to $8.8 million for the same prior year period.  The increase for the three and nine months ended September 30, 2007 is primarily the result of higher headcount in sales, marketing and support functions, an increase in promotional and other sales and marketing expenses as well as an increase in costs related to Sarbanes-Oxley compliance. The acquisition of the satellite asset tracking business also added additional selling, general, administrative and other expenses for the period.

Research and development expenses increased 48.1% to $382,000 for the three-month period ended September 30, 2007 as compared to $258,000 for the three-month period ended September 30, 2006.  For the nine months ended September 30, 2007 research and development expenses increased 20.5% to $1.0 million compared to $833,000 for the same prior year period.  The increase for the three and nine months ended September 30, 2007 is primarily due to new projects related to new digital hardware that have not reached technical feasibility and therefore work on these projects was expensed as incurred.

Bad debt expense increased to $164,000 for the quarter ended September 30, 2007 from $84,000 in the same quarter in 2006.  For the nine months ended September 30, 2007 bad debt increased to $413,000 as compared to $164,000 for the same prior year period.  Bad debt increased over the prior year period due to an increase in the bad debt allowance in the current year period as a result of reserving for specific customers as well an increase in the general reserve due to the increase in our revenues as compared to the same prior year period.

Operating expense depreciation and amortization expense increased 64.8% to $697,000 for the three-month period ended September 30, 2007 as compared to $423,000 for the three-month period ended September 30, 2006.  For the nine months ended September 30, 2007 operating expense depreciation and amortization expense increased 23.8% to $1.7 million as compared to $1.4 million for the nine months ended September 30, 2006.  This increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

Interest expense increased for the three-month period ended September 30, 2007 to $448,000 as compared to $193,000 for the three-month period ended September 30, 2006.  For the nine months ended September 30, 2007 interest expense increased to $949,000 as compared to $410,000 for the same prior year period.  This increase was primarily the result of interest expense related to our two Notes, totaling $15.0 million, with the Laurus Master Fund.  For a large portion of the prior nine month period we did not have any notes payable.

We recorded a tax benefit of $101,000 for the nine months ended September 30, 2007 as compared to a tax provision of $47,000 for the nine months ended September 30, 2006.  The change in the tax provision from the prior year is due to operating losses incurred during the period, federal alternative minimum tax provisions as well as increased state income taxes.

Basic and diluted loss per common share was $(0.02) for three-month period ended September 30, 2007 as compared to basic earnings per share of $0.08 and fully diluted earnings per share of $0.07 for the three-month period ended September 30, 2006.  For the nine months ended September 30, 2007, basic and fully diluted loss per common share was $(0.01) as compared to $0.19 basic earnings per common share and $0.18 fully diluted earnings per common share for the nine months ended September 30, 2006.

The basic and diluted weighted average shares outstanding was 13,187,000 for the three-month period ended September 30, 2007 as compared to basic weighted average shares outstanding of 12,492,000 and diluted weighted average shares outstanding of 13,363,000 for the three-month period ended September 30, 2006.  For the nine months ended September 30, 2007, the basic and diluted weighted average shares outstanding was 13,117,000 as compared to 12,348,000 basic weighted average shares and diluted weighted average shares of 13,081,000 for the nine months ended September 30, 2006.  This increase was due to the issuance of 100,000 common shares related to the acquisition of the assets of AIRDESK, Inc., as well as the issuance of 128,000 common shares related to the exercise of employee stock options.

Liquidity and Capital Resources

We had working capital of $20.6 million as of September 30, 2007 compared to a working capital of $25.9 million at December 31, 2006.  We had cash balances of $10.0 million and $20.3 million, respectively, as of September 30, 2007 and December 31, 2006.  The decrease in cash balances is primarily related to the cash used for the purchase of the assets of Orbit One Communications, Inc.

The following tables show information about our cash flows and liquidity positions during the nine months ended September 30, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

	For the nine month period
	ended September 30,
	2007	2006
Net cash provided by/(used) in operating activities	(2,596)	3,650
Net cash used in investing activities	(7,500)	(3,477)
Net cash provided by/(used) in financing activities	(237)	8,992
Effect of exchange differences on cash	(7)	(7)
Net change in cash and cash equivalents	(10,340)	9,158

We used cash from operating activities totaling $2.6 million for the nine-month period ended September 30, 2007 compared to providing cash of $3.7 million for the nine-month period ended September 30, 2006.  The increase in cash used by operating activities for the nine months ended September 30, 2007 versus the comparable period of 2006 was primarily due to an increase in inventory and an increase in accounts receivable.  These were partially offset by an increase in deferred revenue and an increase in prepaid expenses.

We used cash in investing activities totaling $7.5 million for the nine-month period ended September 30, 2007 compared to $3.5 million for the nine-month period ended September 30, 2006.   The increase in cash used in investing activities was primarily due to the purchase of Orbit One Communications, Inc. and the purchase of intangible assets.

We used cash in financing activities totaling $237,000 for the nine-month period ended September 30, 2007 compared to generating cash from financing activities totaling $9.0 million for the nine-month period ended September 30, 2006.  For the period ended September 30, 2007 cash used in financing activities was primarily due to the principal payments on Laurus Note C, which was partially offset by the proceeds from the exercise of stock options.  For the period ended September 30, 2006 cash generated from financing activities was primarily related to the proceeds from Laurus Notes A and B, as well as the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable.

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

As of September 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risks.

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.

As of September 30, 2007 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2007, we had $10.0 million in cash, cash equivalents and short-term investments that mature in six months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

At September 30, 2007, we have obligations under a note payable and under capital leases, both of which have fixed interest rates.  We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows will not be material.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2007, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the information under “Forward-Looking Statements” included in this report.  At September 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the inclusion of the risk factors set forth under Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which were added as a result of the acquisition of the assets of Orbit One Communications, Inc.   See Note C of Item 1 of this Quarterly Report on Form 10-Q for more information with respect to the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth in the Current Report on Form 8-K filed with the SEC on August 6, 2007, is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None - not applicable.

Item 5.                      Other Information.

None - not applicable.

Item 6.                      Exhibits

Exhibit 10.1	Subcontract Agreement by and between Stratix Corporation and Orbit One Communications, Inc., dated as of June 1, 2007.† (filed herewith)

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Certain portions of the exhibit have been omitted based upon a request of confidential treatment.  The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

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

NUMEREX CORP.
(Registrant)

November 14, 2007	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 14, 2007	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer

Exhibit Index

Exhibit 10.1	Subcontract Agreement by and between Stratix Corporation and Orbit One Communications, Inc., dated as of June 1, 2007.† (filed herewith)

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Certain portions of the exhibit have been omitted based upon a request of confidential treatment.  The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.