Form 10-K
period 2007-12-31
NUMEREX CORP /PA/
filed 2008-03-17
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-22920
NUMEREX CORP.
(Exact Name of Registrant as Specified in its Charter)
Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1600 Parkwood Circle Suite 500 Atlanta, Georgia	30339-2119
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (770) 693-5950

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, no par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant (9,689,046 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2007, was $110,648,905.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2008, was 13,525,905 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

       Part III, Item 10, Directors, Executive Officers and Corporate Governance;
       Part III, Item 11, Executive Compensation;
       Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related
                           Stockholder Matters;
       Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and
       Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Any one or any combination of factors could have a material adverse effect on the Company’s results of operations or could cause actual results to differ materially from forward-looking statements or historical performance. These factors include: the pace of technological change; loss or disruption of key telecommunications infrastructure and related services supplied to the Company; loss or disruption of key wireless network services supplied to the Company; the inability to integrate the newly acquired satellite operations or market and sell its products and services; variations in quarterly operating results; delays in the development, introduction and marketing of new wireless products and services; customer acceptance of products and services; economic conditions; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the extent and timing of technological changes; changes in customer spending; the loss of intellectual property protection; general economic conditions and conditions affecting the capital markets. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

PART I

Business

Numerex Corp. (“Numerex” or “Company”) is a wireless machine-to-machine (M2M) communications, technology and solutions business. The Company offers its network services, technology, products, and application development capabilities in “turnkey” packages or custom-designed M2M offerings for customers across multiple market segments. Numerex makes possible real-time wireless data communications for monitoring, tracking, and service management tailored to the needs of diverse industries and applications, including wireless security, vehicle location and tracking, fleet management, intermodal transportation, emergency management services, telemedicine, meter reading, utilities, vending, remote device monitoring, and others.

M2M is defined as electronic (wireless) data communication between devices, systems, and people that turns data into useful information and addresses the needs of such industries as security, vending, real estate, healthcare, gas and oil, utilities and others. While the M2M industry emerged a few years ago, the underlying network and technology infrastructure has been a part of Numerex’s business for several years.

Numerex has established and maintained a leadership position in M2M through delivering end-to-end, single-source solutions as well as “white label” products that are available for distribution as branded offerings through Value Added Resellers (VARs), vertically focused System Integrators (SI’s) and Original Equipment Manufacturers (OEMs) who choose to integrate our products and services into their own offerings. Numerex customers can select from a menu of products and services that address their specific M2M needs. We market and sell these products and services through two business groupings: Numerex Networks and Technology, and Integrated Solutions.

We believe that Numerex has developed industry-specific expertise in providing wireless network services, back-office support services, wireless device technology, and network integration services to a number of vertical markets and industries, such as the security, mobile tracking and asset recovery, vending and bottling, as well as remote asset management. As a result, businesses with M2M requirements value Numerex for its extensive experience and demonstrated track record of supporting their applications through launch. We add value by assisting companies by removing the complexities associated with the design, development, deployment and support of M2M solutions so that our customers can better focus on their primary business objectives and speed time to market.

We continue to look for ways to expand our expertise by entering new vertical sectors conducive to our long-term recurring revenue model. We may choose to enter through industry partnerships, organically, or via acquisition. Our strategic vision is to be recognized as the “Partner of Choice” and leading provider of M2M networks, technology and end-to-end wireless solutions for customers in our target markets by:

•
Providing secure All-Terrain M2M™ network offerings, best-in-class wireless radio technologies, and industry leading integrated solutions and logistical services to the M2M market, expanding our success in network services, fixed-point and portable applications, wireless security and remote asset monitoring into new market segments across multiple industries;

•	Providing the broadest choice of secure M2M network services and solutions, including terrestrial and satellite service;

•	Delivering quality, innovative products and services that meet and anticipate the evolving needs of our customers;

•	Embedding information security across all solutions and services, as reflected in our receiving the M2M industry-first ISO/IEC 27001:2005 (ISO 27001) certification in North America;

•	Establishing the company as a single source for M2M network services, technology, solutions and support; and

•
Creating a culture of excellence through the promotion and implementation, across the organization, of corporate core values, i.e., “The Numerex P.R.I.D.E. ©”: People, Responsiveness, Integrity, Development, and Excellence;

•	Enhancing shareholder value through long-term recurring revenue growth.

Background

Numerex Corp is headquartered in Atlanta, Georgia and organized under the laws of the Commonwealth of Pennsylvania, and began in July 1992 with the acquisition of technology referred to as “Derived Channel.” Derived Channel enables data transmission over an existing telephone line without interfering with voice communications over that same telephone line. We expanded our business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies. In November 1999, we sold the Derived Channel technology and business to British Telecommunications PLC (“BT”).

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

At the beginning of 2006, the Company further enhanced it’s portfolio of wireless products and services through the acquisition of the assets of Airdesk, Inc. Airdesk’s  wireless data solutions, network access and technical support have been fully integrated into the Company’s operations. In 2007, Numerex acquired the assets of Orbit One Communications, Inc which provides satellite data products and services to government agencies and the emergency service market.

NUMEREX BUSINESS GROUPS

Over the past ten years, Cellemetry’s business has evolved from primarily a proprietary network service into a comprehensive M2M business organized into two business groupings: Numerex Networks and Technology, and Integrated Solutions. Numerex Integrated Solutions are brought to market through three divisions: Uplink™, Orbit One, and FastTrack.

Numerex Networks and Technology

Numerex Networks and Technology provide customers and partners with access to an intelligent dedicated network services platform specifically honed to meet the demands of the M2M marketplace. Our network offerings extend to GSM, CDMA and Satellite services. This group delivers network services, technology, implementation and logistical expertise. It also provides advanced services, including intelligent device management services, integration and device certification expertise for use on GSM, CDMA and Satellite networks. In addition, our Network and Technology business includes the distribution of a variety of wireless radio modules that we primarily market and sell throughout North America.

Numerex Integrated Solutions Group

Numerex’s Integrated Solutions group provides flexible M2M market-ready solutions that are fully integrated with our M2M network platforms and radio technology, adaptable to applications deployed by our partners and customers across a wide range of industries. With individual applications and comprehensive end-to-end solution expertise, it serves the utilities, security, telematics, manufacturing, real estate and retail markets.  The Integrated Solutions group supplies packaged and custom-designed M2M products and services for asset tracking, inventory control, point-of-sale systems and a host of emerging M2M applications.

M2M Divisions

Three dedicated divisions operate under the umbrella of the Company’s Integrated Solutions Group:

•
Security Solutions, branded Uplink: The packaged wireless security product solution of Numerex, Uplink provides products and services that report security alarm messages reliably and securely to central monitoring stations, dealers, and end users. Uplink offers wireless security solutions through a nationwide network of independent dealers and distributors in North America. Uplink is delivered to the market under the Uplink brand as well as our customers’ own brands for sale to other distributors of security products, including Fortune 500 companies.

•
Satellite Solutions, branded Orbit One: Numerex completed the acquisition of the assets of Orbit One Communications, Inc. in August 2007, which are currently operated and managed through our Satellite Solutions Division. This business, which provides innovative satellite-based solutions, is managed by an experienced management team headed by David Ronsen, president of our Orbit One satellite solutions division and senior vice president of Numerex. We believe that this acquisition contributes to the scope and depth of our horizontal M2M platforms, extends Numerex’s market reach, and better positions it as a leading provider of secure All-Terrain M2M™ Network solutions and services.  Our satellite services are primarily marketed and sold to the emergency services and government sectors that, we believe, give Numerex entree into these market sectors for both satellite and our terrestrial cellular-based products and solutions.

•
Asset Management Solutions, branded FastTrack: A fully integrated packaged solution for the sensor, metering, and remote device management market, FastTrack is deployed by our customers who manage and monitor remote events, processes, assets, and devices. FastTrack is a turnkey, hosted solution that combines the end-user device, web-based software application that enable remote monitoring services used for wide area monitoring situations.

Branded Integrated Solutions

Uplink™: Wireless Security Solutions

Uplink is a dedicated wireless communications solution for security monitoring that reports alarm, status, and other messages generated by security systems. Uplink delivers this solution by providing a secure, dedicated cellular data link and network access module that transmits alarms to virtually any alarm-receiving center or monitoring service.

A stand-alone sensor, alarm panel output, or alarm panel serial connection provides the trigger to one of Uplink’s family of network access modules, which in turn transmits the alarm event over the Numerex Network. The Numerex gateway accepts the incoming signal and logs it for immediate viewing through the password-secured Web interface. Depending on the selected reporting options and alarm monitoring station receiver, the decoded signal can be forwarded via encrypted IP or the Public Switched Telephone Network (PSTN) to the alarm monitoring station. As an option, a customizable text message can be sent to any email-enabled device or to an alphanumeric pager.  The Uplink Network Operations Center (NOC) in Atlanta, GA activates and manages the service for its dealers.

Uplink is distributed through master distributors to a network of over 5,000 certified Uplink alarm and security dealers in North America for both commercial and residential alarm security markets. Uplink private labeled and custom services are marketed through direct business development and partnering initiatives. The longevity of an uplink connection is significant -- on average connections remain active for 6 to 8 years, contributing a consistent source of recurring revenue to the Company.

Orbit One: Satellite Turnkey Solutions

Orbit One provides turnkey and customized satellite-based M2M solutions that include hardware, software, data management, installation and maintenance, coupled with a proprietary operational support platform.  Primarily through integration partners and VARs, Orbit One currently supplies satellite-tracking solutions to a variety of federal and state agencies for disaster and emergency response operations.

In October 2007, Numerex introduced the Orbit One SX1 solution; a battery powered satellite-based asset monitoring and tracking technology.  Operating on GlobalStar’s Low Earth Orbit (LEO) simplex satellite data network, the Orbit One SX1 provides GPS visibility, event monitoring and asset management on a near global basis.

FastTrack ™: Hosted, Turnkey Remote Monitoring Solution

In October 2007, Numerex launched FastTrack ™, designed to wirelessly monitor and control remote processes, events, conditions and devices.  It serves a variety of industries with remote monitoring and control requirements  -- including highway and transportation, utilities, security, SCADA and agriculture – and a host of wider area monitoring situations such as pipeline temperature sensors, pressure measuring points, flow monitoring, discrete level monitoring and pulse generating sensors.  FastTrack ™ utilizes SMSXpress™ from Numerex Networks to deliver real-time data between remote devices and facilities.

Numerex Mobile Platform

Numerex Mobile (formerly known as Airdesk Mobile) provides advanced vehicle tracking features and functions. We believe that Numerex Mobile includes network-centric services and multiple technologies that suit a variety of needs in the automotive and security markets. Numerex Mobile vehicle location and recovery solutions combine the accuracy of GPS (Global Positioning System), Numerex Networks, and wireless communications technology to improve the prospect of vehicle recovery and the timeframe in which the recovery occurs.

Intelligent Networks Platform and Network Services

Analog to Digital Migration

On June 15, 2007, the FCC upheld its analog cellular sunset ruling, which allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service as of February 18, 2008. Throughout 2007, Numerex focused on moving Numerex Networks’ customers to digital services with our integrated digital migration strategy and solution. Currently, we have converted (through replacement) the majority of our existing analog subscriber base and we expect to capture a significant portion of our remaining analog base going forward.

In September 2007, Numerex extended its relationship with GE Security through an agreement to provide the technology, network solutions and expertise to convert GE Security’s residential and commercial wireless security base from analog connectivity to a complete digital platform.  Key components of this platform include Numerex’s SMSXpress™ and plug-and-play hardware that is fully integrated with GE Security’s alarm panels.

In parallel, during the course of the year, Numerex completed a seamless transition from its old analog gateway to an intelligent digital gateway platform.  This substantially increased the Company’s network and transport capacity and its ability to enable a variety of additional M2M applications, including higher message throughput.

Numerex Networks and Technology

Numerex brings to market M2M solutions and an array of products that support the M2M value chain. An essential component of these offerings and services is the Company’s wireless data network service, Numerex Networks. In a rapidly evolving marketplace, Numerex Networks provides carrier-grade network air-interface transport services. Numerex is an M2M Network Operator designed to serve a robust and dynamic M2M marketplace. Numerex Networks sells cellular-based network services without owning or deploying the physical network infrastructure or other equipment in the field over which data is transmitted. While Numerex owns and operates an open-source proprietary intelligent network gateway platform, we have not invested in wireless spectrum or cellular towers. Instead, we have entered into several agreements with a variety of wireless carriers that allows us to move information with our own identification numbers over their existing cellular infrastructure. As a result, we provide a multitude of wireless data network services.

Numerex Networks is dedicated to the M2M market and currently only offers data network services. These services include specific, vertically focused M2M applications combined with Numerex Networks and services. Numerex services offered through Numerex’s Integrated Solutions group are comprised of application engineering and development, customized billing, GPS mapping for mobile applications, network and application implementation management, back-end message delivery management, application and network support, and interactive Web services.

Our customers and industry partners look to us not only to help integrate our wireless platform and services with their devices and applications, but also to assist them through the certification, launch, and operation of their products in their respective markets.

Numerex Networks™

Numerex Networks is capable of supporting a variety of remote applications that are either fixed or portable. From Global System for Mobile Communications (GSM) and Code Division Multiple Access (CDMA) digital and Satellite network offerings, to premium 24x7x365 network support services, Numerex Networks supports continued expansive coverage, legacy network interoperability, and extended gateway capabilities for higher bandwidth M2M applications.  Through various carrier agreements, Numerex Networks provides extensive digital and analog wireless network connectivity and services in the Continental U.S., Canada, the Caribbean, and Mexico.

Numerex offers multiple digital network services.  Numerex Networks supports various wireless transport technologies, providing unique, value added services to fulfill diverse customer data and application requirements.  As an example, in May 2007, Numerex and GE Security announced a strategic collaboration resulting in the provision of nationwide wireless services in support of GE’s industry-leading advanced technology real estate products, including its ActiveKey wireless key.  Numerex services include SMSXpress™ and GPRS, real-time network activations, provisioning and configuration support, and 24x7x365 network support services.

Real-Time Delivery with SMSXpress™

Numerex offers a unique network architecture enabling Short Message Service (SMS) delivery with low latency.  Numerex Networks delivers messages from our dedicated intelligent gateway to customer back-end applications.  Acknowledgement of message delivery is provided within microseconds.  Low latency, a dedicated SMS platform, and message acknowledgement – features that differentiate Numerex Networks and the SMSXpress service from its competitors in the market.

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

U.S. Coverage with 1xRTT

Numerex Networks provides coverage throughout the domestic United States with 1xRTT (CDMA-based single carrier (1x) Radio Transmission Technology) services. In addition, Numerex Networks delivers unique, location-based services (LBS) that provide an accurate, cost-effective way to track customers’ valuable assets. These two services have been combined for unique and specific private-labeled customer applications.

‘Beyond the Network’: Value-Added Services and Customer Support

Beyond the network technology, customer support is delivered through the following offerings:

•	24x7 Customer Support: Numerex staffs an “around-the-clock” support center, or help desk, to provide assistance to customers;

•	Flexible billing: Numerex provides accurate, timely invoices in flexible formats that detail usage per device. This flexibility is a key differentiator for customers’ end-user billing requirements;

•	Integration services: Numerex provides development support, in coordination with our Technology support group, to ensure timely and efficient production;

•	Automated provisioning: Numerex enables automated, Web-based online provisioning of devices for immediate activation and account management; and

•	Network Operations Center: Customers and industry partners receive 24x7x365 network support from our Network Operations Center in Atlanta, Georgia.

Numerex Networks’ service is built upon on certain critical elements such as integrity and redundancy of its gateway infrastructure; reliable and secure network service; reliable and experienced network management; and network support capabilities:

•
Gateway Infrastructure: Our Numerex Operation Center (NOC) architecture is built on the latest generation of best of class processing power, using high-grade servers in a totally redundant and hot swappable configuration. The hardware and software network topology features high grade, robust platforms for increased reliability. One of the most important components of this offering is the support delivered by the help desk. With a continuous 24x7x365 level of availability, support technicians are also knowledgeable, experienced and have the requisite skills to diagnose and resolve most issues;

•
Redundancy and Reliability: The operations sites are geographically diverse and are interconnected over Synchronous Optical Network bidirectional, fault-tolerant facilities. We believe this architecture provides Numerex Networks with service level standards that meet and exceed requirements for mission-critical applications. The technology is Underwriters Laboratories (UL) compliant and all components are UL certified;

•
Reliable and Secure Network: Numerex is a proud holder of the ISO 27001 certification, ISO’s highest security certification for information security that helps to ensure data confidentiality, integrity and availability. Numerex is the first North American M2M Company to become ISO 27001 certified, and we continue to thread advanced security standards throughout our business.

•
Network Management: Based on best practices, the system allows for the automation of help desk management—from submission to monitoring to lifecycle management of customer issues.  It also facilitates the management of tasks and asset inventory records and indicates which business services are impacted by a given incident or problem. We believe that this helps Technical Support Center develop priorities that resolve customer issues based on business requirements and translates into higher customer satisfaction and quality of service;

•
Network Support Services: Building on its operating experience and a solid understanding of data networks and technology, Numerex network support personnel bring a working knowledge of systems and processes for GSM, CDMA, and Satellite service activation, service provisioning, inventory planning and management, and supply chain logistical support.

Technology, Development, Distribution and Logistics

Numerex Network Access Technology

Numerex designs, develops, manufactures, and distributes a suite of network access modules (wireless data modems) that provide the physical and electrical interface between the customer’s application and Numerex Networks. Examples of the various Numerex-manufactured modules include, Uplink DigiCell AnyNET, and AnyNET (VAR version) for security applications, the Orbit One SX1 Tracker and ADM3500 family for mobile applications. The Network Modules are configurable as generic product offerings for VAR application development, as fully configured modules for OEM integration, or as a component of the Company’s end-to-end solutions.

Numerex also sources Network Access Technology from its industry partners in order to deliver a wider portfolio of products and services.

Numerex is a leading distributor of Wavecom radio modules. Wavecom, based in France, is one of the leading manufacturers of compact, rugged and reliable M2M radio modules. Numerex and Wavecom announced in October 2007 that Numerex will support the Wavecom StarService for customers in North America, expanding their relationship. The Wavecom StarService is delivered over Numerex’s wireless network allowing users to remotely manage their wireless devices securely over the air (OTA). The service enables users to remotely upgrade firmware and application software, configure devices, and implement remote diagnostics.

Numerex diversified its technology portfolio by offering Enfora radio modules beginning in 2006. Enfora, based in the United States, is another leading manufacturer of radio transmitters and modems.

The DigiCell AnyNET module supports a variety of communication services -- including SMS and GPRS. The module features real-time message delivery; maximum network coverage; simplified customization and integration into OEM applications; support for analog, digital, and hybrid networks; and automated provisioning.

Sales, Marketing, and Distribution

Numerex Networks and Technology and Integrated Solutions groups employ an indirect sales model through private label/OEM agreements, channel partners, system integrators, and VARs (collectively referred to in some cases as ‘industry partners’). We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink product suite.

Our network products are integrated and bundled with Numerex technology and services to provide private-labeled solutions for both fixed and portable applications. Our network products are also sold and marketed to VARs, integrators, and application service providers who bundle and resell Numerex Networks with their end-to-end solutions.  Network products are also sold as a data-only network offering for enterprise customers running M2M applications.

Our custom M2M solutions are typically marketed to Fortune 1000 companies, providing them the opportunity to deliver additional and complementary products and services to their customers, or next-generation solutions to their existing market channels.

Our private-label solutions are designed for and marketed to specific vertical markets.  Typically, these customers are sales and marketing organizations without technical resources that are seeking rapid entry into a market.  We currently offer both mobile solutions to a variety of asset tracking markets, including the automotive and emergency services markets and remote asset management solutions to VARs and integrators that are servicing a variety of M2M markets.

NON-CORE BUSINESS: DIGITAL MULTIMEDIA, NETWORKING AND WIRELINE DATA COMMUNICATIONS

Numerex’s primary focus is wireless M2M networks and solutions as described above. We continue to offer products and services to certain customers in digital Multimedia education, networking integration and Derived Channel wireline data communications. These products and services currently comprise about 8% of our revenue base and are managed as a single business group.

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

Wireline Data Communications (Derived Channel)

Our licensed technology creates a derived channel on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system.

Non-Core Products and Services: Sales and Marketing

Our digital multimedia products and services are marketed through a combination of system integrators and VARs.   Our networking products are sold and marketed under the Digilog brand. Distribution is focused on wireless and wireline telecommunications companies through system integration agreements with a number of suppliers of telecommunications and monitoring equipment and services.  Our Wireline Data Communications service is marketed under the DCX brand directly to carriers primarily in the United States and Australia.

GENERAL

Clients

For the year ended December 31, 2007, revenue from our largest client, General Electric (GE), accounted for an aggregate of approximately 13% of our total revenue. For the year ended December 31, 2006, no single client accounted for more than 10% of our revenue.

Suppliers

We rely on third-party contract manufacturers and wireless network operators, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products; and to provide the underlying network service infrastructure that we use to support our M2M data network, respectively. In addition, some of our technology products are obtained from sole-source suppliers. The loss of a contractor or supplier could cause a disruption in our business due to the short lead times demanded by certain customers. The loss of the wireless network connectivity provided by cellular or satellite (wireless) network operators and other telecommunications infrastructure providers could cause a disruption in our network services.

Competition

Various entities, such as M2M application service providers, MVNOs, and system integrators, offer a variety of the components and services required to deliver complete M2M solution.  Numerex believes that it provides all of the key components of the M2M value chain, including enabling hardware, multiple wireless technologies and custom applications, and wireless network services.  Numerex sells complete network-enabled solutions, or individual components, based upon the specific needs of the customer.

The Numerex wireless data network offering, Numerex Networks, competes with KORE Telematics, Aeris and Jasper Wireless as M2M network providers, and to some extent the major cellular operators/ carriers and satellite operators/ carriers.  We believe that our current network services combined with the continuing development of our Numerex Network offerings and services positions us to compete effectively with emerging providers of M2M solutions using GSM, CDMA and Satellite technology. Other potentially competitive offerings may include “wireless fidelity” (Wi-Fi), World Interoperability for Microwave Access (WiMAX) and other emerging technologies and networks.  We believe that principal competitive factors when selecting a network provider are network reliability and the ability of the carrier to support unique M2M requirements.

We believe that Numerex Networks network coverage extended through various agreements with wireless operators/carriers, together with competitive pricing, end-to-end solution offerings, a ‘single source’ approach to the M2M market, and its experience and track record in M2M, will allow Numerex to effectively maintain and increase its current market share. The addition of our Orbit One satellite-based solution brings the Company access to a new customer base that should provide additional opportunities for added Satellite network and service sales. Also, we expect that it will also interject Numerex into a wider potential customer base, specifically emergency services and government. However, some of our competitors who market and sell integrated solutions similar to our Orbit One, Uplink, or FastTrack product suites, whether satellite or cellular-based, may have greater financial and human resources than we do, which may provide them a competitive advantage in marketing and selling, as well as technological advantages obtained through greater outlays of resources for research and development.

Our Uplink security products and services have three primary competitors in the existing channels of distribution — Honeywell’s AlarmNet, Telular’s Teleguard and DSC, the security division of TYCO.  The principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc. Additional competitors have entered the market in the last several years with a focus on blending security monitoring and home automation. These products and services are targeted for the do-it-yourself market as opposed to traditional security dealers.  Several companies, including GE Security, offer OEM versions or include Uplink technology with network services provided by Numerex Networks. We believe that Uplink’s products and services are competitively positioned and priced.

Our Numerex Mobile end-to-end product is offered to a variety of customers, primarily comprised of resellers and VARs. There are many competitors offering vehicle location and recovery services, but the principal direct competitor to our customer base in the new car after-market vehicle location and recovery business is LoJack Corporation, the industry’s market leader. OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of concierge services, markets and sells their services primarily through automobile manufacturers. Other manufacturers are also moving to provide factory direct “networked cars” including Ford and Microsoft, Jaguar, and others.  There are also numerous other small companies that currently offer or are developing other wireless products and services for this market. The principal competitive factors are channel distribution, hardware price, network service price, features, and the ability to locate a vehicle at any time on demand.  Our competitive challenge is the pressure to maintain our hardware margins with an on-going process of cost reduction associated with the in-vehicle hardware and the expansion of our distribution network.  We believe our mobile hardware-based solution for this market will continue to undergo pricing pressure and will require hardware cost reduction in order to remain competitive. However, we believe that our Numerex Mobile network-only service is well positioned to capture market share, is competitively priced, and is our primary focus prospectively.

The market for our technology and platforms has been characterized by rapid technological change. The principal competitive factors in this market include product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide wireless network service, wireless radios, device and modem technology, and end-to-end solutions -- including integration, network and service management -- has set Numerex apart from the competition. We believe that our distribution agreements with module manufacturers give us a competitive advantage in combining the sale of their radio modules with the marketing and selling of our network and technology services. Also, this provides our Network and Technology group the opportunity for cross-selling our network services and Integrated Solutions. Our primary competition for radio modules comes from Siemens and an assortment of smaller manufacturers.

Research and Development

Technology is subject to abrupt change.  Therefore, the introduction of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.

We continue to invest in new services and improvements to various Numerex technologies, especially networks and digital fixed and mobile solutions. We are focused primarily on the development and enhancement of our gateway and network services; reductions in the cost of delivery of our network services and solutions, and additional enhancements and expansion of our application capabilities.

We have concentrated on providing customers with industry-benchmark solutions that go beyond the network requirement. With digital network migration progressing and our current product offerings running on digital networks, we believe it is important to continue to communicate to the market and customers a clear migration path from legacy analog networks and services to the new digital networks and platforms. Prudent integration of new digital and Web technology into our wireless businesses is an active and ongoing process. We are committed to taking full advantage of such new technology whenever and wherever it makes sense for our customers.

Product Warranty and Service

Our M2M wireless communications business provides a one-year parts and labor warranty on all hardware-based products. Our wireline data communications (Derived Channel) business provides customers with limited one-year warranties on scanners and message switch software, while Subscriber Terminal Units (STUs) are typically sold with a one-year labor and materials warranty. Our digital multimedia business provides either a one-year warranty on parts and labor, depending on the scale and type of product provided. Our networking business provides a one- or two-year warranty on all telecommunications networking products. In addition, a help desk and training support is offered to users of telecommunications networking products. To date, warranty costs and the cost of our warranty programs have not been material to our business.

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

Regulation

Federal, state, and local telecommunications laws and regulations have not posed any significant impediments to either the delivery of wireless data signals/ messaging using our networks or the provision of alarm services by telephone companies using Derived Channel technology. However, we may be subject to certain governmentally imposed telecommunications taxes, surcharges, fees, and other regulatory charges.

Employees

As of March 3, 2008, we had 130 employees in the U.S., consisting 72 in sales, marketing and customer service, 30 in engineering and operations and 28 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements.  We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 15, 2008, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	54	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	53	Executive Vice President, Chief Operating Officer
Alan B. Catherall	54	Executive Vice President, Chief Financial Officer
Louis Fienberg	53	Executive Vice President, Corporate Development
Michael Lang	42	Executive Vice President, Sales & Marketing

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

Mr. Fienberg serves as the Company’s Executive Vice President for Corporate Development and has been with the Company since July 2004.  From August 2003 to July 2004, Mr. Fienberg served as Managing Director of an investment banking firm. From 1992 to 2003, Mr. Fienberg was a Senior Vice President and merger and acquisition specialist with Jefferies and Company, Inc.

Mr. Lang has been an Executive Vice President of the Company since January 2008 and directs the focus and execution of sales and marketing. From January 2006 through December 2007 Mr. Lang served as Senior Vice President of Sales for the Company and President of Airdesk, LLC. Prior to joining the Company in January of 2006, Mr. Lang was founder and President of Airdesk, Inc. From 1988 to 1997, Mr. Lang founded and led a wireless voice and data services company and also co-founded an internet services company which was sold to Verio in 1997.

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

Although we earned a profit for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 we have otherwise had a net loss each year since 1998. We may not sustain operating income, net earnings, or positive cash flow from operations in the future.

In addition, we expect to continue to incur significant operating costs and, as a result, will need to generate significant additional revenues to maintain profitability, which may not occur. If our revenues do not grow as needed to offset these costs, our business may not succeed.

We are a holding company. Our only material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, we depend on distributions or other intercompany transfers from our subsidiaries to make payments on our debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

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

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 54% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion in the future. In order to effectively manage growth, whether organic or through acquisitions, we will need to maintain and improve our operating systems and expand, train, and manage our employees. Our expansion through acquisitions is contingent on successful management of those acquisitions, which will require proper integration of new employees, processes and procedures and information systems, which can be both difficult and taxing from a human resources perspective. In addition, we must carefully manage product inventory levels to meet demand. Inaccuracies in expected demand could result in insufficient or excessive inventories and unexpected additional expenses. We must also expand the capacity of our sales, distribution and installation networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our business, financial condition, and results of operations.

We may require additional capital to fund further development, and our competitive position could decline if we are unable to obtain additional capital, or access the credit markets.

To address our long-term capital needs, we intend to continue to pursue strategic relationships that would provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.

The current credit environment has negatively affected the economy, and we have considered how it might affect our business.  Events affecting credit market liquidity could increase borrowing costs or limit availability of funds.  If we are not successful in obtaining sufficient capital because we are unable to access the capital markets at financially economical interest rates, it could reduce our product development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our research and development programs involving new products and technologies.

Sales of common stock issuable on the exercise of warrants may dilute the value of our common stock.

In 2006 we entered into a $10 million financing agreement with the Laurus Master Fund, Ltd ("Laurus").  The net proceeds from the transaction fund strategic initiatives that may include joint ventures, co- marketing programs, and acquisitions. The financing provided is a $10 million Convertible Note with a term of four years and a fixed interest rate of 9.5%.  It is secured by the assets of Numerex. Pursuant to the transaction, we issued warrants to Laurus to purchase a total of 158,562 Numerex shares of our common stock at a price per share of $10.13. Both principal and interest on the Note are payable in cash or, subject to certain conditions, in shares of our common stock. Principal reductions in equal amounts began in July 2007 and will continue until the final payment is made in December 2010. If payments are made in common stock, the amount of principal and interest repaid will be converted into equity at the fixed conversion price of $10.37, a 10% premium over the average NASDAQ closing prices for the past ten trading days. (We have a put right to convert the Note into equity in tranches not to exceed $2.5 million, should the market price of the common stock exceed $11.40 or 110% of the fixed conversion price for twelve consecutive trading days.) As of December 31, 2007, Laurus has not exercised any warrants.

The issuance of shares of common stock issuable upon the exercise of options or warrants could result in dilution of our common stock. It also could adversely affect the terms on which we may be able to obtain equity financing in the future.

Risks Related to Our Business

A prolonged overall economic downturn, or one or more market-specific downturns, could individually or collectively have an adverse affect on our sales.

Sales of our fixed and mobile, cellular- and satellite-based asset tracking and monitoring solutions are dependant on growth in the overall market for M2M wireless data communications services. If adverse economic conditions impede the overall growth of the M2M market, it is likely that sales across each of the individual market segments that we serve will, to varying degrees, be adversely affected as well. Conversely, it is likely that adverse economic conditions that are initially specific to an individual market segment may, because of complex macro- and micro-economic interdependencies, adversely impact adjacent market segments.

In particular, the continued slowdown in the number of new housing starts or a prolonged overall economic downturn or recession could negatively impact our sales of alarm monitoring solutions. Growth in that segment is, in significant part, driven by new home buying and business starts. A continuation of the slowdown in new housing and business starts would likely be matched by a slowdown in the purchase and installation of new residential and commercial security systems. In response to an overall economic slowdown or recession, consumers and business owners may also decide to cancel wireless monitoring services in an effort to reduce or eliminate expenses they may view as “discretionary”.

Similarly, declining automobile sales associated with an overall economic downturn could result in fewer sales of our vehicle tracking solutions.

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

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M wireless data communications field, in particular, is currently undergoing profound and rapid technological change. For example, cellular carriers that we rely upon in delivering our network services began dismantling their analog-based cellular networks on February 18, 2008. While we have developed a digital standard, we may not be successful in fully transitioning our existing customer base to the digital standard. Further, while we believe we are prepared to meet our customers’ demand for solutions that are compatible with the cellular carriers’ all-digital networks, the introduction of unanticipated new technologies by the carriers, or the development of unanticipated new end use applications by our customers, could render our then-existing solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result.

To remain competitive, we continue to support research and development efforts intended to bring new products to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our research and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in products that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

Failure of our products and services to gain market acceptance would adversely affect our financial condition.

Over the past three years, among many initiatives, we have introduced a system enabling alarm signals to be transmitted over the cellular network to central monitoring stations; a cellular and GPS-based vehicle tracking solution, solutions tailored to the security needs of the construction industry; a multimedia videoconferencing solution, direct-to-consumer services; enhanced “back end” services; and, most recently, with our acquisition of the assets of Orbit One Communications, Inc., satellite-based asset monitoring and tracking solutions. If these products and services, or any of our other existing products and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

We are dependent on a number of network service providers, manufacturers and suppliers of our products and product components, the loss of any one of which could adversely impact our ability to service or supply our customers.

The loss or disruption of key telecommunications infrastructure services and key wireless network services supplied to the Company would unfavorably impact our ability to adequately service our customers.

We outsource the manufacturing of our products to independent companies and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of the manufacture of our products could harm our ability to provide our products to our customers and, consequently, could have a material adverse effect on our business and operations. The manufacture of our products requires specialized know-how and capabilities possessed by a limited number of enterprises. Consequently, we are reliant on one or two suppliers for the manufacture of key products and product components. If a key supplier experiences production problems or financial difficulties, we may not be able to obtain enough units to meet demand, which could result in failure to meet our contractual commitments to our customers, further causing us to lose sales and generate less revenue. If any of our products or product components contain significant manufacturing defects that the existing manufacturer or supplier is unable to resolve, we could also have difficulty locating a suitable alternative manufacturer or supplier. Related efforts to design replacement products or product components could also take longer and prove costlier than planned, resulting in lost sales and reduced.

If we are unable to provide our suppliers with accurate forecasts of our product needs, margins could be adversely affected.

We are contractually obligated to provide our suppliers with forecasts of our demand for manufactured products. Specific terms and conditions vary by contract, however, if our forecasts do not result in the production of a quantity of units sufficient to meet demand we may be subject to contractual penalties under some of our contracts with our customers. By contrast, overproduction of units based on forecasts that that overestimate demand could result in an accumulation excess inventory that, under some of our contracts with our customers, would have to be managed at our expense thus adversely impacting our margins. Excess inventory that becomes obsolete or that we are otherwise unable to sell would also be subject to write-offs resulting in adverse affects on our margins.

If we experience product defects or failures, our costs could increase and delay product shipments.

Our products and services, and the applications they support, are complex. While we test our products, they may still have errors, defects, or bugs that we find only after commercial production has begun. In the past, we have experienced errors, defects, and bugs in connection with new products. Our customers may not purchase our products if the products have reliability, quality, or compatibility problems. Furthermore, product errors, defects, or bugs could result in additional development costs, diversion of resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Historically, the time required for us to correct defects has caused delays in product shipments and resulted in lower than expected revenues. Significant capital and resources may be required to address and fix problems in new products. If our products do not function properly, we may have lower than expected revenues, and net income would likely be adversely affected.

A large portion of our revenues is derived from sales to distributors, and changes in the productivity of our distribution channels or any disruption of our distribution channel could adversely affect the sale of our products and services.

We primarily sell our products through distributors. Our sales could be affected by disruptions in the relationships between our distributors and us or between our distributors and end users of our products or services. Also, distributors may choose not to emphasize our products and services to their customers. Any of these actions or results could lead to decreased sales, and adversely affect our results of operations.

The loss of a significant customer could materially impact our revenues.

Purchases by a single customer may account for up to 13% of our anticipated revenues for 2008 as was the case for fiscal year 2007. The loss of such a customer could have a material adverse affect on our revenues, operating income and net earnings.

We may experience long sales cycles for our products, as a result of a variety of factors.

Certain of our product offerings, particularly those specific to our satellite-based asset tracking unit, are subject to long sales cycles in view of the need for testing of our products in combination with our customers’ applications and third party technologies, the need to obtain regulatory approvals and export clearances, and as a function of the need to negotiate other complex operational and technical issues. Particularly in the government contracting arena, it may take months or longer to finalize a contract. Terms and conditions of sale unique to the government sector may also affect when we are able to recognize revenues under our government contracts. For that reason, month-over-month comparisons of our financial results may not always be meaningful.

If we do not adapt to changing government regulations, our business will suffer.

 Changing government regulations could make our existing hardware non-compliant or obsolete. For example, as previously discussed, as of February 18, 2008, cellular carriers in the United States were no longer required by the FCC to provide analog service pursuant to the Advanced Mobile Phone Service (AMPS) standard and, as a result, we had to convert our existing analog subscriber base to digital service. (No date has been set for ending analog service in Canada. However, cellular carriers in Canada are transitioning from analog to digital networks as well.)

Our expansion into government markets subjects us to increased regulation. We must comply with a complex set of rules and regulations applicable to government contractors. Failure to comply with an applicable rule or regulation could result in our suspension of doing business with the government or cause us to incur substantial penalties.

Many of the ultimate consumers of our PowerPlay hardware and services are elementary and secondary schools that pay for their purchases with funding that they receive through the Schools and Libraries Program (commonly known as the “E-Rate Program”)  of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the FCC. Changes in this program could affect demand for our PowerPlay hardware and services.

We may be subject to telecommunications taxes, surcharges, and fees, and changes in these could affect our results of operations.

And, as we expand beyond the “business-to-business” market and begin providing some services directly to end user consumers, some of our sales could become subject to federal and state level consumer protection laws and other regulations that could prompt adverse legal action in the event of an alleged violation of those laws.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We are doing business in Australia, Canada, China, Mexico, and Japan. Accordingly, we are subject to additional risks, such as

•	export control requirements, including restrictions on the export of critical technology,
•	currency exchange rate fluctuations,
•	generally longer receivable collection periods and difficulty in collecting accounts receivable,
•	trade restrictions and changes in tariffs,
•	difficulties in staffing and managing international operations, and
•	potential insolvency of international dealers and distributors.

In addition, the laws of certain countries do not protect our hardware as much as the laws of the United States, which may lead to the potential loss of our proprietary technology through theft, piracy or a failure to protect our rights. The combination of these factors may have a material adverse effect on our future international sales and, consequently, on our business and results of operations.

We may not be able to achieve our organic growth goals if we do not generate additional traffic and efficiently operate our network.

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

The failure of any equipment on our network, or that of a customer’s equipment, could result in the interruption of that customer’s service until necessary repairs are made or replacement equipment is installed. Network failures, delays, and errors may result from natural disasters, power losses, security breaches, viruses or terrorist acts. These failures or faults cause delays, service interruptions, expose us to customer liability, or require expensive modifications that could have a material adverse effect on our business and operating results.

We may have difficulty identifying the source of a problem in our network.

If a problem occurs on our network, it may be difficult to identify the source of the problem due to the overlay of our network with cellular, and/or satellite networks and our network’s reliance on those other networks. The occurrence of hardware or software errors, regardless of whether such errors are caused by our products or our network, may result in the delay or loss of market acceptance of our products and services, and any necessary revisions may result in significant and additional expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition, or operations. Given our dependence on cellular, and satellite telecommunications service providers, risks specific or unique to their technologies, i.e., the loss or malfunction of a satellite or satellite ground station, should also be viewed as having the potential to impair our ability to provide services.

A natural disaster or other weather events could diminish our ability to provide service; our revenues may be impacted by weather patterns.

Although our internal platform is very robust and supported by redundant systems, natural disasters including, without limitation, hurricanes, tornadoes, earthquakes, or solar flares could damage or destroy our facilities resulting in a disruption of service to our customers. If a future natural disaster impairs or destroys any of our facilities, we may be unable to provide service to our customers in the affected area for a period of time. In addition, even if our facilities are not affected by natural disasters, our service could be disrupted if a natural disaster damages the third party cellular or satellite networks we are interconnected with. Further, in the event of an emergency, the telecommunications networks that we rely upon may become capacity constrained or preempted by governmental authorities.

With respect to our satellite-based asset tracking unit in particular, sales may be influenced by weather patterns. For example, if government agencies and emergency responders anticipate a relatively “mild” storm season, they buy fewer of our units for deployment in support of disaster response operations.

The loss of a few key technical personnel could have an adverse affect on us in the short-term.

We rely on a relatively small number of technical personnel who play key roles in maintaining the back-end technology and systems that enable us to provide network services to our customers and that is also central to our product development efforts. The loss of some staff could result, temporarily, in shortfalls in the knowledge base of our remaining technical staff concerning existing products and products that are under development.

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

Our competitors may obtain patents that could restrict our ability to offer our products and services, or subject us to additional costs, which could impede our ability to offer our products and services and otherwise adversely affect us. We may, from time to time, also be subject to litigation over intellectual property rights or other commercial issues.

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

Furthermore, even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research and development and the sale of any of our products or services. These lawsuits are expensive and would consume time and other resources. The court could decide that we are infringing the third party’s patents and order us to stop the activities claimed by the patent and/or order us to pay the other party damages for having infringed its patents. There is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is significant business risk, and some entities are pursuing a litigation strategy the goal of which is to monetize otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation.

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

Although we have taken, and will continue to take, steps to protect the confidential nature of our proprietary and trade secret information, we cannot control whether secrecy obligations will be honored or whether disputes will arise related to this information. There is a risk that the steps we have taken will not prevent misappropriation of our technology or that others might independently develop substantially equivalent products and processes or otherwise gain access to our technology. In addition, we cannot rule out that we will not be subjected to claims from others that we are misappropriating their trade secrets or confidential proprietary information.

We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with our employees, customers, and licensees. We cannot guarantee that those parties will not violate these agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed by competitors. We cannot be certain that we will, in connection with every relationship, be able to maintain the confidentiality of our technology, which if released could materially affect our business. To the extent that our licensees develop inventions or processes independently that may be applicable to our products, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these persons or their full-time employers. We could be required to make payments to the owners of these inventions or processes, in the form of either cash or equity, or a combination of both.

Litigation.

From time to time we are engaged as a defendant and/or plaintiff in litigation in the ordinary course of business.  Due to the uncertainty inherent in litigation, were a legal proceeding to be decided adversely against us and of a magnitude that reached a materiality threshold, such litigation could have a material adverse effect on our business, financial condition or results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

All of our facilities are leased.  Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	Wireless Data Communications and Principal Executive Office	31,526	2012
Warminster, Pennsylvania	Wireless Data Communications	18,000	2011
Bozeman, Montana	Wireless Data Communications	11,300	2012
Willow Grove, Pennsylvania	Networking and Wireline Data Communications	10,000	2008
State College, Pennsylvania	Digital Multimedia	10,788	Month to Month

We conduct engineering, sales and marketing, and administrative activities at many of these locations. We believe that our existing facilities are adequate for our current needs. As we grow and expand into new markets and develop additional hardware, we may require additional space, which we believe will be available at reasonable rates.

We engage in limited manufacturing, equipment and hardware assembly and testing for certain hardware. We also use contract manufacturers for production, sub-assembly and final assembly of certain hardware.  We believe there are other manufacturers that could perform this work on comparable terms.

Item 3.  Legal Proceedings.

On January 7, 2008 Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.  Plaintiffs are claiming $20 million in damages.  On January 25, 2008 Numerex removed the action to the United States District Court, Southern District of New York.  On March 11, 2008 Numerex answered and counterclaimed asserting, inter alia, breach of fiduciary duty and declaratory relief.  Numerex believes that the plaintiffs' claims are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 4.  Submission of Matters to a Vote of Security Holders.

 Not applicable.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters.

The Company’s Common Stock trades publicly on the NASDAQ Global Market System under the symbol NMRX.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ National Market for the applicable periods.

Fiscal 2007	High	Low
First Quarter (January 1, 2007 to March 31, 2007)	$11.90	$9.02
Second Quarter (April 1, 2007 to June 30, 2007)	12.44	9.72
Third Quarter (July 1, 2007 to September 30, 2007)	11.75	7.30
Fourth Quarter (October 1, 2007 to December 31, 2007)	9.05	7.26

Fiscal 2006	High	Low
First Quarter (January 1, 2006 to March 31, 2006)	$8.71	$4.59
Second Quarter (April 1, 2006 to June 30, 2006)	8.99	6.39
Third Quarter (July 1, 2006 to September 30, 2006)	10.25	7.45
Fourth Quarter (October 1, 2006 to December 31, 2006)	10.35	7.76

On March 6, 2008, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $7.67 per share.

Dividend Policy

We currently do not pay any cash dividends.  In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including our earnings, financial condition and working capital, capital expenditure requirements, any restrictions contained in loan agreements and market factors and conditions.  We have no plans now or in the foreseeable future to declare or pay cash dividends on our common stock.

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

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2002, the last trading day before the beginning of the Company’s five preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

SHAREHOLDER VALUE AT YEAR END
	2002	2003	2004	2005	2006	2007
NMRX	$100.00	$141.26	$174.72	$175.84	$350.19	$306.69
NASDAQ US Index	$100.00	$150.01	$162.89	$165.14	$180.85	$198.60
NASDAQ Telecomm Index	$100.00	$168.74	$182.23	$169.09	$216.03	$235.85

As of March 10, 2008, there were 52 holders of record of our Common Stock, approximately 8 beneficial shareholders and 13,525,905 shares of Common Stock outstanding.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following financial information was derived using the consolidated financial statements of Numerex Corp.  The table lists historical financial data of the Company for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003.

(in thousands, except earnings per share)	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Statement of Operations Data
Revenues	$68,004	$52,788	$29,946	$22,993	$20,157
Gross profit	23,408	18,922	12,717	10,039	9,029
Operating income (loss)	2,500	1,674	961	(1,631)	(2,726)
Net income (loss)	440	4,103	593	(2,079)	(1,404)
Earnings (loss) per common share (diluted)	0.03	0.32	0.05	(0.19)	(0.13)

Balance Sheet Data
Cash, cash equivalents and short term investments	$7,382	$20,384	$4,359	$1,684	$734
Total Assets	74,098	66,394	36,348	32,612	33,970

Total Debt and capital lease obligations (short and long term)	10,683	14,337	1,326	3,848	3,782
Shareholders' equity	46,865	41,420	27,729	23,652	25,366

Cash Flow Data
Net cash provided by (used in) operations	$(3,371)	$2,663	$3,277	$1,520	$706

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a machine-to-machine data communications, technology and solutions business.  We combine our network services, hardware and applications development capabilities to create innovative packaged and custom designed machine-to-machine solutions for customers across multiple market segments.

Fiscal year 2007 represented an improvement in revenues over prior periods.  Full year revenues of $68.0 million increased $15.2 million or 28.8% from 2006.  All of this increase came from our wireless division where 2007 revenues grew 35.6% compared to 2006.

Gross margins for 2007 were 34.4% compared with 35.8% in 2006.  Gross margins were unfavorably affected by our decision to discount our hardware in order to effectively compete for new customers in the digital M2M market. Wireless data hardware sales typically earn a lower margin than that generated by service revenue.  These hardware sales, however, should result in enhanced recurring service revenue in subsequent periods.

Fiscal year 2007 overhead, which includes selling, general and administrative (SG&A) costs as well as research and development expenses and bad debt costs, collectively were $20.9 million or $3.7 million higher than 2006.  This increase in SG&A expenses is related to our acquisition of the assets of Orbit One Communications, Inc. as well as costs incurred with regard to Sarbanes Oxley compliance.  SG&A expenses, which represented almost 26% of revenues in 2006, were 25% in 2007.

The following is a discussion of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2007 and 2006 and 2005.  This discussion should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

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

Revenue Recognition

We primarily sell hardware, recurring services (most billed on a monthly basis) and on-demand services.   Hardware revenues are recognized at the time title passes to the customer, which in most cases is at the time of shipment.

We bill most of our recurring service revenues on a monthly basis, which are generated by providing customers access to our wireless machine-to-machine communications network (the “Network”).  We sell these services to retailers and wholesalers of the service.  For services sold to retailers, monthly service fees are generally a fixed monthly amount billed at the beginning of each month.  For services sold to wholesalers, the customers are billed a fixed base fee in advance and usage fees in arrears at the end of each month.  We defer the advance billing of the base fee and recognize the revenues when the services are performed.

We also provide services on a demand basis.  These types of services are generally completed in a short period of time (usually less than one month) and are billed and the revenue recognized when the services are completed.

Some of our customers prepay for services for up to a year in advance.  These services include our satellite communication services, 24 hour a day access to our internet based mapping software and other support services.   Additionally, these prepaid services expire after a specified period of time.  We defer these revenues until the services have been performed or, for unused services, when the term expires.

Accounts Receivables

Trade receivables are stated at gross invoiced amount less discounts, other allowances and provision for uncollectible accounts.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers could result in upward or downward adjustments to the allowance for doubtful accounts.

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

We value our inventory at the lower of cost or market.  We continually evaluate the composition of our inventory and identify, with estimates, potential future excess, obsolete and slow-moving inventories. We specifically identify obsolete hardware for reserve purposes and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory. If we are not able to achieve our expectations of the net realizable value of the inventory at its current carrying value, we adjust our reserves accordingly.

Prepaid Minutes

With our satellite communications business, we purchase satellite minutes in advance from our primary satellite communications carrier.  These prepaid minutes expire after a specified period of time, usually one year, from the date of purchase.  We classify these prepaid minutes as a prepaid expense then expense the minutes as they are used.  Additionally, we evaluate the potential future minutes that will not be used by their expiration at each reporting period, taking into consideration any seasonality in our usage of our satellite communication minutes.  Should we estimate that any amounts of minutes are not expected to be used by their expiration date, we expense the expected unused minutes at that time as cost of sales.

Valuation of Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our intangible assets and goodwill are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.  Our long-lived assets are tested for impairment whenever events or changes in events or circumstances indicate their carrying amount may not be recoverable.

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

We conducted our goodwill analysis and assessment for all of our reporting units as of December 31, 2007 and determined there was no impairment of goodwill.

Deferred Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment.  During the year ended December 31, 2007, management determined that certain deferred tax assets previously offset by a valuation allowance had become unrealizable. As such, both the deferred tax assets and the associated valuation allowance were reduced. These reductions did not impact net income.

Result of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,			2007 vs. 2006	2006 vs. 2005
(in thousands, except per share amounts)	2007	2006	2005	% Change	% Change
Net sales:
Wireless Data Communications
Hardware	$41,661	$32,383	$11,919	28.7%	171.7%
Service	21,164	13,938	10,409	51.8%	33.9%
Sub-total	62,825	46,321	22,328	35.6%	107.5%
Digital Multimedia, Networking and Wireline Services
Hardware	1,747	2,142	2,654	-18.4%	-19.3%
Service	3,432	4,325	4,964	-20.7%	-12.9%
Sub-total	5,179	6,467	7,618	-19.9%	-15.1%
Total net sales
Hardware	43,408	34,525	14,573	25.7%	136.9%
Service	24,596	18,263	15,373	34.7%	18.8%
Total net sales	68,004	52,788	29,946	28.8%	76.3%
Cost of hardware sales	38,491	27,967	11,303	37.6%	147.4%
Cost of services	6,106	5,899	5,926	3.5%	-0.5%
Gross Profit	23,408	18,922	12,717	23.7%	48.8%
Gross Profit %	34.4%	35.8%	42.5%
Selling, general, and administrative expenses	16,320	12,088	8,663	35.0%	39.5%
Research and development expenses	1,459	1,067	1,106	36.7%	-3.5%
Bad debt expense	635	198	325	220.9%	-39.1%
Depreciation and amortization	2,493	1,755	1,662	42.1%	5.6%
Goodwill impairment	-	2,140	-	nm	nm
Operating earnings	2,500	1,674	961	49.3%	74.2%
Interest expense, net	(1,367)	(552)	(311)	147.7%	77.5%
Other income and (expense), net	35	31	(5)	12.4%	nm
Provision (benefit) for income taxes	(728)	2,950	(52)	-124.7%	nm
Net earnings	440	4,103	593	-89.3%	591.9%
Basic income per common share	$0.03	$0.33	$0.05
Diluted income per common share	$0.03	$0.32	$0.05
Basic	13,137	12,502	11,231
Diluted	13,700	12,985	11,482

See notes to consolidated financial statements

Fiscal Years Ended December 31, 2007 and December 31, 2006

Net revenues increased 28.8% to $68.0 million for the year ended December 31, 2007 as compared to $52.8 million for the year ended December 31, 2006.  The increase in total net revenues for the year ended December 31, 2007 is attributable to a 25.7% increase in total hardware sales and a 34.7% increase in service revenue.  The hardware sales and service revenue increase for the year ended December 31, 2007, compared to the same period in 2006, was in Wireless Data Communications in the amount of $16.5 million.  These increases were partially offset by a decrease in Digital Multimedia, Networking & Wireline Security hardware sales and service revenue of $1.3 million, as compared to fiscal year 2006.

Cost of hardware sales increased 37.6% to $38.5 million for the year ended December 31, 2007 as compared to $28.0 million for the year ended December 31, 2006.  The increase in cost of sales was primarily the result of higher hardware sales volume in Wireless Data Communications.

Cost of services was increased 3.5% to $6.1 million for the year ended December 31, 2007 as compared to $5.8 million for the year ended December 31, 2006.  The increase in cost of services was primarily the result of higher service sales volume in Wireless Data Communications.

Gross profit, as a percentage of net revenue, was 34.4% for the year ended December 31, 2007 as compared to 35.8% for the year ended December 31, 2006.  The total gross profit as a percentage of revenue decreased for the year ended December 31, 2007 compared to 2006 as a result of changing the pricing model in our wireless data communications segment.  The pricing model was changed in order to secure additional network connections to support the associated long-term recurring service revenues.

Selling, general, administrative and other expenses increased 34.7% to $16.3 million for the year ended December 31, 2007 as compared to $12.1 million for the year ended December 31, 2006.  As a percentage of revenue, selling, general, administrative and other expenses increased to 23.9% for the year ended December 31, 2007 as compared to 22.9% for the year ended December 31, 2006.  The increase of $4.2 million was due to higher personnel related costs ($1.2 million), increased spending in sales and marketing to support hardware sales ($790,000), an increase in general & administrative spending as we responded to regulatory requirements such as Sarbanes-Oxley and the adoption of FIN 48 ($981,000), the acquisition of the assets of Orbit One, Inc. ($759,000) and share-based compensation expense ($480,000).

Research and development expenses increased for the year ended December 31, 2007 to $1.5 million as compared to $1.1 million for the year ended December 31, 2006.  The increase in research and development expenses is primarily due to new projects related to new digital hardware that have not reached technical feasibility and therefore work on these projects was expensed as incurred.

Bad debt expense increased 221% to $635,000 for the year ended December 31, 2007 as compared to $198,000 for the year ended December 31, 2006.  Bad debt increased over the prior year due to an increase in the bad debt allowance in the current year period as a result of reserving for specific customers based on our assessment of the likelihood of these customers defaulting.

Depreciation and amortization expense increased 42.1% to $2.5 million for the year ended December 31, 2007 as compared to $1.8 million for the year ended December 31, 2006.  This increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

We did not record any goodwill impairment for the year ended December 31, 2007.  We recorded a pre-tax, non-cash charge of $2.1 million for the impairment of goodwill within the Digital Multimedia, Networking and Wireline segment for the year ended December 31, 2006. Key factors affecting the amount of the impairment charge included the Company’s assessment of the long term outlook for its Broadband Networks, Inc. within the Digital Multimedia, Networking and Wireline segment and a determination that a reduction in the goodwill balance in the amount of $2.1 million would be required to more properly reflect the current value of the business.

Interest expense net of interest income increased to $1.4 million in 2007 compared to $552,000 for the prior year.  This increase was primarily the result of the transactions with the Laurus Master Fund (Laurus) that occurred on May 30, 2006 and December 29, 2006.  Interest expense related to these transactions was $1.9 million for the year ended December 31, 2007 as compared to $638,000 for the year ended December 31, 2006.  The increase in interest expense related to the Laurus transactions was partially offset by interest income of $566,000.  Please see Note A (14) to our Consolidated Financial Statements for additional information about our transactions with Laurus.

A Foreign currency loss of $28,000 was recorded for the year ended December 31, 2007 down from a $10,000 gain for the year ended December 31, 2006.  This decrease was the result of increased foreign currency losses on sales to Canadian and Australian customers.

The company recorded a tax provision of $728,000 for the year ended December 31, 2007 as compared to a tax benefit of $2,950,000 for the year ended December 31, 2006, representing effective tax rates of 65.74% and (256%), respectively. The difference between the company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from state tax accruals, stock option expenses, and changes in the Company’s uncertain tax positions. The overall increase in the effective tax rate from the year ended 2006 compared to the same period in 2007 can be attributed to the company's partial release of the valuation allowance which offset much of the company's net operating loss (NOL) deferred tax assets in 2006. The company is recognizing deferred tax expense in 2007 primarily related to the utilization of these NOLs.

Basic and diluted earnings per common share decreased to $.03 for year ended December 31, 2007 as compared to $.33 and $.32, respectively for the year ended December 31, 2006.

The weighted average basic shares outstanding increased to 13,137,000 for the year ended December 31, 2007 as compared to 12,502,000 for the year ended December 31, 2006.  The increase in weighted average basic shares outstanding for year ended was due to the potential issuance of 321,000 common shares related to the acquisition of the assets of Orbit One Communications, Inc., 134,000 common shares related to the exercise of employee stock options and 100,000 common shares related to the acquisition of the assets of Airdesk, Inc.

Fiscal Years Ended December 31, 2006 and December 31, 2005

Net revenues increased 76.3% to $52.8 million for the year ended December 31, 2006 as compared to $29.9 million for the year ended December 31, 2005.  The increase in total net revenues for the year ended December 31, 2006 is attributable to a 136.9% increase in total hardware sales and an 18.9% increase in service revenue.  The hardware sales and service revenue increase for the year ended December 31, 2006, compared to the same period in 2005, was in Wireless M2M Data Communications in the amount of $24.0 million.  These increases were partially offset by a decrease in Digital Multimedia, Networking & Wireline Security hardware sales and service revenue of $1.2 million, as compared to fiscal year 2005.

Cost of hardware sales increased 147% to $28.0 million for the year ended December 31, 2006 as compared to $11.3 million for the year ended December 31, 2005.  The increase in cost of sales was primarily the result of higher hardware sales volume in Wireless M2M Data Communications.

Cost of services was flat at $5.9 million for the years ended December 31, 2006 and 2005.

Gross profit, as a percentage of net revenue, was 35.8% for the year ended December 31, 2006 as compared to 42.5% for the year ended December 31, 2005.  The total gross profit as a percentage of revenue decreased for the year ended December 31, 2006 compared to the same period in 2005 because hardware sales were 65.2% of total revenue for the year ended December 31, 2006 versus 48.7% for the year ended December 31, 2005.  Since, gross profit as a percentage of revenue is generally less on hardware sales than for service revenue, the increase in hardware sales versus service revenue decreased the total gross profit as a percentage of revenue.

Selling, general, administrative and other expenses increased 40.0% to $12.1 million for the year ended December 31, 2006 as compared to $8.7 million for the year ended December 31, 2005.  The increase of $3.4 million in selling, general, administrative and other expenses was primarily due to the acquisition of the assets of Airdesk, Inc. ($2.0 million), higher personnel related costs ($685,000), share-based compensation expense ($462,000) and an increase in spending in sales and marketing to support hardware sales ($265,000) As a percentage of revenue, selling, general, administrative and other expenses decreased to 23.0% for the year ended December 31, 2006 as compared to 28.9% for the year ended December 31, 2005.  Selling, general, administrative and other expenses decreased as a percentage of revenue for the year primarily due to control over these types of expenses.

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

Interest expense net of interest income increased to $552,000 in 2006 compared to $311,000 for the prior year.  This increase was primarily the result of the transactions with the Laurus Master Fund (Laurus) that occurred on January 25, 2005 and May 30, 2006.  Interest expense related to these transactions was $638,000 for the twelve months ended December 31, 2006.  The increase in interest expense related to the Laurus transactions was partially offset by interest income of $86,000.  Please see Note A (14) to our Consolidated Financial Statements for additional information about our transactions with Laurus.

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

Segment Information

Net Sales by Segment:	For the years ended December 31,			2007 vs. 2006	2006 vs. 2005
(In thousands)	2007	2006	2005	% Change	% Change
Net sales:
Wireless M2M Data Communications
Hardware	$41,661	$32,383	$11,919	28.7%	171.7%
Service	21,164	13,938	10,409	51.8%	33.9%
Sub-total	62,825	46,321	22,328	35.6%	107.5%
Digital Multimedia, Networking and Wireline
Hardware	1,747	2,142	2,654	-18.4%	-19.3%
Service	3,432	4,325	4,964	-20.7%	-12.9%
Sub-total	5,179	6,467	7,618	-19.9%	-15.1%
Total net sales
Hardware	43,408	34,525	14,573	25.7%	136.9%
Service	24,596	18,263	15,373	34.7%	18.8%
Total net sales	68,004	52,788	29,946	28.8%	76.3%

	Percent of Total Sales
	2007	2006	2005
Net sales:
Wireless M2M Data Communications
Hardware	61.3%	61.3%	39.8%
Service	31.1%	26.4%	34.8%
Sub-total	92.4%	87.7%	74.6%
Digital Multimedia and Networking
Hardware	2.6%	4.1%	8.9%
Service	5.0%	8.2%	16.6%
Sub-total	7.6%	12.3%	25.4%
Total net sales
Hardware	63.8%	65.4%	48.7%
Service	36.2%	34.6%	51.3%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2007 and December 31, 2006

Wireless M2M Data Communications Segment

Net revenues from Wireless M2M Data Communications increased 35.6% to $62.8 million for the year ended December 31, 2007 including our satellite solutions division as compared to $46.3 million for the year ended December 31, 2006.  This increase was the result of a 28.7% increase in hardware sales and a 51.9% increase in service revenues compared to the same period last year.  The increase in Wireless M2M Data Communications hardware sales of $9.3 million for the year ended December 31, 2007 versus the same period in 2006 was primarily the result of increased sales of wireless modules, and increased sales of our security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless M2M Data Communication services revenue was primarily due to an increase in the number of connections to our wireless network.  Connection increases were generated by sales of our security hardware as well as those generated by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

Digital Multimedia, Networking and Wireline Security Segment

Net revenue from Digital Multimedia, Networking and Wireline Security decreased 19.9% to $5.2 million for the year ended December 31, 2007 as compared to $6.5 million for the year ended December 31, 2006.  This decrease was primarily due to an 18.4% decrease in hardware sales to $1.7 million, primarily due to decreased sales of our interactive videoconferencing hardware (PowerPlay™) to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  Digital Multimedia, Networking and Wireline Security service revenues, mainly installation and integration services, also decreased to $3.4 million for the year ended December 31, 2007 compared to $4.3 million during the same period in 2006.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the year ended December 31, 2007 is due to a decrease in demand for these services.

Fiscal Years Ended December 31, 2006 and December 31, 2005

Wireless M2M Data Communications Segment

Net revenues from Wireless M2M Data Communications increased 107.5% to $46.3 million for the year ended December 31, 2006 including our wireless module unit as compared to $22.3 million for the year ended December 31, 2005.  This increase was the result of a 171.7% increase in hardware sales and a 34.0% increase in service revenues compared to the same period last year.  The increase in Wireless M2M Data Communications hardware sales of $20.5 million for the year ended December 31, 2006 versus the same period in 2005 was primarily the result of increased sales of wireless modules, our vehicle security hardware and tracking services, and increased sales of our security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless M2M Data Communication services revenue was primarily due to an increase in the number of connections to our wireless network. Connection increases were generated by sales of our security hardware as well as those generated by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

Digital Multimedia, Networking and Wireline Security Segment

Net revenue from Digital Multimedia, Networking and Wireline Security decreased 15.1% to $6.5 million for the year ended December 31, 2006 as compared to $7.6 million for the year ended December 31, 2005.  This decrease was primarily due to a 19.3% decrease in hardware sales to $2.1 million, primarily due to decreased sales of our interactive videoconferencing hardware (PowerPlay™) to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  Digital Multimedia, Networking and Wireline Security service revenues, mainly installation and integration services, also decreased to $4.3 million for the year ended December 31, 2006 compared to $5.0 million during the same period in 2005.  This decrease was due to lower hardware sales for the year ended December 31, 2006.

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2007, and 2006, respectively.

Our financial results may fluctuate from quarter to quarter as a result of certain factors related to our business, including the timing of hardware shipments, new hardware introductions and equipment, and hardware and system sales that historically have been of a non-recurring nature.

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

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net sales:
Wireless M2M Data Communications
Hardware	$8,913	$9,661	$9,874	$13,213
Service	3,956	4,176	4,964	8,068
Sub-total	12,870	13,837	14,837	21,281
Digital Multimedia and Networking
Hardware	361	452	312	623
Service	955	881	835	761
Sub-total	1,316	1,333	1,147	1,383
Total net sales
Hardware	9,274	10,113	10,185	13,836
Service	4,911	5,057	5,799	8,829
Sub-total	14,185	15,170	15,984	22,665
Cost of hardware sales	7,609	9,168	9,097	12,617
Cost of services	1,203	1,282	1,536	2,085
Gross Profit	5,374	4,720	5,352	7,962
Selling, general, and administrative expenses	3,614	3,866	4,078	4,763
Research and development expenses	288	334	382	455
Bad debt expense	86	162	164	222
Depreciation and amortization	490	530	697	777
Goodwill impairment	-	-	-	-
Operating earnings (loss)	895	(172)	31	1,745
Interest expense	(155)	(365)	(449)	(364)
Earnings (loss) before income taxes	740	(536)	(418)	1,381
Provision (benefit) for Income taxes	314	(214)	(201)	828
Net earnings (loss)	$427	$(323)	$(217)	$553
Foreign currency translation adjustment	-	10	(3)	2
Comprehensive earnings (loss)	$427	$(313)	$(220)	$551
Basic income (loss) per common share	$0.03	$(0.02)	$(0.02)	$0.04
Diluted income (loss) per common share	$0.03	$(0.02)	$(0.02)	$0.04
	13,006	13,156	13,187	13,197
	13,608	13,156	13,187	13,575

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net sales:
Wireless M2M Data Communications
Hardware	$7,286	$7,810	$7,747	$9,540
Service	3,112	3,403	3,527	3,896
Sub-total	10,398	11,213	11,274	13,436
Digital Multimedia and Networking
Hardware	309	463	1,008	362
Service	1,136	1,218	1,009	962
Sub-total	1,445	1,681	2,017	1,324
Total net sales
Hardware	7,595	8,273	8,755	9,902
Service	4,248	4,621	4,536	4,858
Sub-total	11,843	12,894	13,291	14,760
Cost of hardware sales	6,198	6,756	6,799	8,363
Cost of services	1,443	1,471	1,541	1,295
Gross Profit	4,202	4,667	4,951	5,102
Selling, general, and administrative expenses	2,827	2,938	3,051	3,272
Research and development expenses	288	280	258	241
Bad debt expense	-	83	84	37
Depreciation and amortization	448	398	423	479
Goodwill impairment	-	-	-	2,140
Operating earnings (loss)	639	968	1,135	(1,067)
Interest expense	(137)	(73)	(193)	(119)
Earnings (loss) before income taxes	502	895	942	(1,186)
Provision (benefit) for Income taxes	29	15	1	(2,995)
Net earnings	$473	$880	$941	$1,809
Foreign currency translation adjustment	(6)	(1)	(1)	(2)
Comprehensive earnings	$467	$879	$940	$1,807
Basic income per common share	$0.04	$0.07	$0.08	$0.14
Diluted income per common share	$0.04	$0.07	$0.07	$0.13
	12,243	12,307	12,492	12,958
	12,868	13,021	13,363	13,695

Liquidity and Capital Resources

We had working capital of $19.5 million as of December 31, 2007 compared to working capital of $25.9 million as of December 31, 2006.  We had cash balances of $7.4 million and $20.3 million, respectively, as of December 31, 2007 and December 31, 2006.  The decrease in cash balances is primarily related to the cash used for the purchase of the assets of Orbit One Communications, Inc., as well as an increase in inventory and accounts receivable.

The following table shows information about our cash flows and liquidity positions during the twelve months ended December 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 8. Financial Statements” of this report.

	Year ended December 31,
	2007	2006

Net cash provided by (used in) operating activities	$(3,304)	$2,663
Net cash used in investing activities	(8,699)	(4,110)
Net cash provided by (used in) financing activities	(947)	19,000
Effect of exchange differences on cash	(9)	10
Net change in cash and cash equivalents	$(12,959)	$17,563

We used cash from operating activities totaling $3.3 million for the year ended December 31, 2007 compared to providing cash of $2.7 million for the year ended December 31, 2006.  The increase in cash used by operating activities for the twelve months ended December 31, 2007 versus the comparable period of 2006 was primarily due to an increase in inventory and an increase in accounts receivable.  These were partially offset by an increase in accounts payable, deferred revenue and a decrease in prepaid expenses.

We used cash in investing activities totaling $8.7 million for the year ended December 31, 2007 compared to $4.1 million for the year ended December 31, 2006.   The increase in cash used in investing activities was primarily due to the purchase of the assets of Orbit One Communications, Inc. and the purchase of intangible assets.

We used cash in financing activities totaling $947,000 for the year ended December 31, 2007 compared to generating cash from financing activities totaling $19.0 million for the year ended December 31, 2006.  For the period ended December 31, 2007 cash used in financing activities was primarily due to the principal payments on Laurus Note C, which was partially offset by the proceeds from the exercise of stock options.  For the period ended December 31, 2006, cash generated from financing activities was primarily related to the proceeds from Laurus Notes B and C, as well as the proceeds from the exercise of stock options, which was partially offset by payments on the notes and lease payable.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our operating requirements through at least December 31, 2008.  This belief could be affected by future results that differ from expectations, a material adverse change in our operating business or a default under the Company Notes.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2007.  Additional details regarding these obligations are provided in the notes to our consolidated financial statements.

	(in thousands)
	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt(1) (2)	$16,355	$4,061	$12,294	-	-
Capital lease obligations(3)	121	54	67	-	-
Operating lease obligations(4)	4,018	845	2,608	565	-
Total	$20,494	$4,960	$14,969	$565	$-

(1)	$8,571,000 of this debt is convertible into the Company’s common stock at both the Company’s and Lender’s option depending on the Company’s stock price.
(2)
Long-term debt includes estimated interest.  Interest rates used on the debt outstanding is fixed at 9.5% and 9.75%.  See Note 13 to the consolidated financial statements contained in this report for further information.

(3)
Amounts represent future minimum lease payments under non-cancelable capital leases for computer equipment.  The value of the computer equipment recorded in Property and Equipment at the inception of the leases was $327,000.

(4)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.
(5)
Liabilities  related to Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note 8 to the consolidated financial statements contained in this report for further information.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Effect of Inflation

As a result of our placement of $ 5.0 million and $10.0 million of notes due in 2010, at interest rates of 9.75% and 9.5%, respectively, substantially all of our debt as of December 31, 2007, is at fixed rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

Inflation has not been a material factor affecting our business.  In recent years the cost of electronic components has remained relatively stable, due to competitive pressures within the industry, which has enabled us to contain our hardware costs.  Our general operating expenses, such as salaries, employee benefits, and facilities costs are subject to normal inflationary pressures, but to date inflation has not had a material effect on our operating results.

Foreign Currency

Our functional and reporting currency is the U.S. Dollar. Fluctuations in foreign currency exchange rates have not, and are not expected to have a material impact on our results of operations or liquidity.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP.
CONSOLIDATED BALANCE SHEET
(In thousands, except share information)
	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,425	$20,384
Accounts receivable, less allowance for doubtful accounts of $1,009 at December 31, 2007 and $935 at December 31, 2006	16,396	11,844
Inventory	10,059	2,755
Prepaid expenses and other current assets	1,885	1,677
Deferred tax asset - current	770	1,113
TOTAL CURRENT ASSETS	36,535	37,773

Property and Equipment, net	2,003	1,287
Goodwill, net	22,603	15,967
Other Intangibles, net	6,940	6,734
Software, net	3,486	1,815
Other Assets	526	747
Deferred tax asset – long term	2,005	2,070
TOTAL ASSETS	$74,098	$66,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,299	$7,651
Other current liabilities	2,312	2,270
Note payable, current	2,568	1,139
Deferred revenues	1,328	715
Obligations under capital leases, current portion	44	96
TOTAL CURRENT LIABILITIES	16,550	11,871

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	486	339
Note Payable	10,197	12,763
TOTAL LONG TERM LIABILITIES	10,683	13,102

COMMITMENTS AND CONTINGENCIES (Note G)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 14,706,101 shares at December 31, 2007 and 14,145,234 shares at December 31, 2006	47,455	43,133
Additional paid-in-capital	3,427	2,486
Treasury stock, at cost, 1,184,900 shares at December 31, 2007 and December 31, 2006	(5,053)	(5,053)
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive income (loss)	(6)	2
Accumulated earnings	1,042	852
TOTAL SHAREHOLDERS' EQUITY	46,865	41,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,098	$66,393

The accompanying notes are an integral part of these financial statements.

Numerex Corp. and Subsidiaries
Consolidated Statements of Earnings and Comprehensive Income
(In thousands, except per share data)
	For the Years
	Ended December 31,
	2007	2006	2005
Hardware	$43,408	$34,525	$14,573
Service	24,596	18,263	15,373
Total net sales	68,004	52,788	29,946
Cost of hardware sales	38,491	27,967	11,303
Cost of services	6,106	5,899	5,926
Gross Profit	23,408	18,922	12,717
Selling, general, and administrative expenses	16,320	12,088	8,663
Research and development expenses	1,459	1,067	1,106
Bad debt expense	635	198	325
Depreciation and amortization	2,493	1,755	1,662
Goodwill impairment	-	2,140	-
Operating earnings	2,500	1,674	961
Net interest expense	(1,365)	(552)	(311)
Net other income and (expense)	32	31	(5)
Earnings before income taxes	1,167	1,153	645
Provision (benefit) for income taxes	728	(2,950)	52
Net earnings	440	4,103	593
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	8	(10)	20
Comprehensive income	$448	$4,093	$613

Basic earnings per share	$0.03	$0.33	$0.05
Diluted earnings per share	$0.03	$0.32	$0.05
Weighted average common shares used in per share calculation
Basic	13,137	12,502	11,231
Diluted	13,700	12,985	11,482

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
					Accumulated Other
	Common		Additional paid	Treasury	Comprehensive	Retained
DESCRIPTION:	Shares	$ Amount	in capital	Stock	Income (loss)	Earnings	TOTAL
Balance @ 12/31/04	13,204	$36,872	$809	$(10,197)	$12	$(3,844)	$23,652
Issuance of shares under Directors Stock Plan	7	27					27
Issuance of shares in connection with employee stock purchase plan	1	-					0
Issuance of shares in lieu of debt payment	822	3,151					3,151
Translation adjustment	-	-			(20)		(20)
Warrants			172				172
Beneficial Conversion Feature			154				154
Net earnings	-	-				593	593
Balance @ 12/31/05	14,034	$40,050	$1,135	$(10,197)	$(8)	$(3,251)	$27,729

Issuance of shares under Directors Stock Plan	9	61	-	-	-	-	61
Issuance of shares in connection with employee stock option plan	75	303	-	-	-	-	303
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	348	1,503	-	-	-	-	1,503
Issuance of shares in lieu of debt payment	885	6,359	(794)	-	-	-	5,565
Retirement of Treasury Shares	(1,206)	(5,143)	-	5,144	-	-	1
Translation adjustment	-	-	-	-	10	-	10
Share based compensation	-	-	462	-	-	-	462
Warrants	-	-	1,646	-	-	-	1,646
Beneficial Conversion Feature	-	-	37	-	-	-	37
Net earnings	-	-	-	-	-	4,103	4,103
Balance @ 12/31/06	14,145	$43,133	$2,486	$(5,053)	$2	$852	$41,420

FIN 48 Adoption	-	-	-	-	-	(250)	(250)
Issuance of shares under Directors Stock Plan	6	62	-	-	-	-	62
Issuance of shares in connection with employee stock option plan	134	569	-	-	-	-	569
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	100	1,018	-	-	-	-	1,018
Issuance of shares in connection with purchase of assets of Orbit One Communications, Inc.	321	2,673	-	-	-	-	2,673
Translation adjustment	-	-	-	-	(8)	-	(8)
Share based compensation	-	-	941	-	-	-	941
Net earnings	-	-	-	-	-	440	440
Balance @ 12/31/07	14,706	$47,455	$3,427	$(5,053)	$(6)	$1,042	$46,865

 The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the years ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net earnings	$440	$4,103	$593
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	699	668	562
Amortization	1,794	1,236	1,279
Allowance for Doubtful Accounts	635	229	34
Inventory Reserves	(13)	13	(642)
Non cash interest expense	291	439	104
Stock option compensation expense	941	462	-
Stock issued in lieu of directors fees	62	61	65
Warrants issued in addition to investor relation fees	-	64	-
Impairment of goodwill	-	2,140	-
Deferred income taxes	528	(3,062)
Changes in assets and liabilities which provided
(used) cash:
Accounts and notes receivable	(5,176)	(2,976)	(2,056)
Inventory	(6,129)	134	509
Prepaid expenses & interest receivable	411	(504)	129
Other assets	480	(855)	497
Accounts payable	2,586	957	1,311
Other current liabilites	377	(244)	742
Deferred Revenue	(492)	(240)	150
Income taxes	(738)	38	-
Net cash (used in) provided by operating activities:	(3,304)	2,663	3,277
Cash flows from investing activities:
Purchase of property and equipment	(613)	(703)	(517)
Purchase of intangible and other assets	(1,461)	(1,262)	(756)
Purchase of short-term investment	(8,051)	-	(1,538)
Sale of short-term investment, net	8,051	1,538	-
Purchase of assets of Airdesk, Inc.	-	(3,683)	-
Purchase of assets of Orbit One Communications, Inc.	(6,625)	-	-
Net cash used in investing activities	(8,699)	(4,110)	(2,811)

Cash flows from financing activities:
Proceeds from exercise of common stock options	569	304	3
Proceeds from note payable and debt	-	20,000	1,500
Principal payments on capital lease obligations	(87)	(81)	(99)
Principal payments on notes payable and debt	(1,429)	(1,223)	(712)
Net cash (used in) provided by financing activities:	(947)	19,000	692
Effect of exchange differences on cash	(9)	10	(21)
Net (decrease) increase in cash and cash equivalents	(12,959)	17,563	1,137
Cash and cash equivalents at beginning of year	20,384	2,821	1,684
Cash and cash equivalents at end of year	$7,425	$20,384	$2,821

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	1,444	583	231
Income taxes	17	189	52
Disclosure of non-cash activities:
Capital leases	-	182	182
Non-cash interest expense	291	439	104
Non-cash financing payments	-	3,634	3,329
Non-cash leasehold improvement	140	88	158
Disclosure of non-cash investing activities:
Common stock issued for the purchase of the assets of Airdesk, Inc.	1,018	1,329	-
Common stock issued for the purchase of the assets of Orbit One, Inc.	2,673	-	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.           Nature of Business

Numerex Corp. is a leading single source provider of solutions and network services for machine-to-machine (M2M) applications. Numerex's platforms for asset tracking, intelligent monitoring and security include a portfolio of monitoring devices and technologies, on-demand cellular and satellite networks, and a full suite of back-office support services. Numerex enables customers to bring M2M solutions to market faster and with greater flexibility. The company is headquartered in Atlanta, Georgia.

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

Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, and collectibility is probable and when all other significant obligations have been fulfilled.

The Company recognizes revenue from hardware sales at the time of shipment and passage of title. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in revenue in the same period that the revenue is recognized. The Company offers customers the right to return hardware that does not function properly within a limited time after delivery. The Company continuously monitors and tracks such hardware returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

Numerex recognizes revenue from the provision of services at the time of the completion, delivery or performance of the service. In the case of revenue derived from maintenance services the Company recognizes revenue ratably over the contract term. In certain instances the Company may, under an appropriate agreement, advance charge for the service to be provided. In these instances the Company recognizes the advance charge as deferred revenue (classified as a liability) and release the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.  The Company’s revenues in the consolidated statement of operations are net of sales taxes.

The Company recognizes revenue from the provision of data transportation services when it performs the services or processes transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based.  In certain instances the Company may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances the Company recognizes the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and releases the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

The Company’s arrangements do not generally include acceptance clauses. However, arrangements involving multiple element service agreements include certain milestones and levels of certification.  Acceptance occurs upon the Company’s certification of it’s completion of each of the various elements.

4.           Cash and Cash Equivalents

Cash equivalents of $7.4 million and $20.4 million at December 31, 2007 and 2006, respectively, consist of overnight repurchase agreements, money market deposit accounts, amounts on deposit in a foreign bank and restricted cash held as a letter of credit.  Cash of $26,000 and $48,000 at December 31, 2007 and 2006, respectively was held in our foreign bank account.  Restricted cash of $0 and $63,000 was held as a letter of credit on December 31, 2007 and 2006, respectively.

5.           Short-Term Investments

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

There were no investment securities held by the Company at December 31, 2007 and December 31, 2006.

6.           Intangible Assets

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

We adopted SFAS 142 on January 1, 2002.  In connection with the adoption, we reviewed the classification of our goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill.  SFAS 142 also requires that an impairment test be performed on goodwill at least annually.  This test requires that the fair value of each reporting unit as a whole be compared to its carrying value including goodwill.  If the reporting unit’s fair value exceeds its carrying value, goodwill is not impaired.  If, however, the carrying value of the reporting unit exceeds its fair value, a second step of the impairment test is required. This second test requires that an estimate of the implied fair value of goodwill be compared to its carrying amount.  If the carrying amount of goodwill exceeds the implied value, the goodwill is impaired and is written down to the implied fair value.  The implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole, over the fair values that would be assigned to its assets and liabilities in a purchase business combination.  We tested goodwill for impairment as of December 31, 2007, using our 3-year business plan and calculating a discounted cash flow based on that plan to determine the fair value of the reporting units.  Based on our testing we did not record any goodwill impairment for the year ended December 31, 2007.  In 2006, using the same process, we recorded a $2.1 million pre-tax, non cash charge for impairment of goodwill in our Broadband Networks, Inc (“BNI”) unit within the non-core Digital Multimedia, Networking and Wireline segment.  BNI’s sales had declined in each of the past two years.  Based on a discounted cash flow valuation of BNI and a fair market value of its tangible and intangible assets, the $2.1 million impairment was recorded.

We capitalize software development costs when project technological feasibility is established and conclude capitalization when the hardware is ready for release.  Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. At December 31, 2007 and 2006 the Company had capitalized approximately $971and $634 of software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2007 and 2006 was $319 and $99, respectively.

The following table provides a summary of the components of our intangible assets:

	December 31,	December 31,
(In thousands)	2007	2006
Wireless M2M Data Communications
Goodwill	$22,133	$15,497
Accumulated amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	5,289	5,289
Accumulated amortization	(3,414)	(3,414)
Goodwill, net	$22,603	$15,967

Purchased and developed software	6,921	4,458
Patents, trade and service marks	12,673	12,358
Intangible and other assets	1,951	988
Total intangible assets	21,545	17,804
Accumulated amortization	(11,119)	(9,255)
Intangible assets, net	$10,426	$8,549

The increase in goodwill in the Wireless M2M Data Communications is due to the acquisition of the assets of Orbit One Communications, Inc. in the amount of $5.6 million.  The increase is also due to the issuance of 100,000 shares of common stock in the amount $1.0 million related to the acquistion of the assets of Airdesk, Inc. (see Note  B - Acquisitions).

The Company expects amortization expense for the next five years and thereafter to be as follows based on intangible assets as of December 31, 2007 (in thousands):

2008	$2.1 million
2009	1.9 million
2010	1.5 million
2011	1.0 million
2012	1.0 million
Thereafter	$2.9 million

7.            Property and Equipment

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

8.             Impairment of Long-lived Assets

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

9.           Income Taxes

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

Upon adoption of FIN 48, the Company recorded a liability for unrecognized tax benefits of $250,000 inclusive of interest and penalties of $24,250 and $11,700, respectively. The $250,000 unrecognized benefit also caused a corresponding decrease to retained earnings as of January 1, 2007. The Company continues to accrue interest and penalties for unrecognized tax benefits existing as of January 1, 2007. The Company has recorded an increase to the liability for unrecognized tax benefits for the year ended December 31, 2007 of $140,000. This amount is made up of an increase to total tax expense of $83,000, which is net of federal benefit. The remaining addition to this liability is an accrual of interest and penalties related to the exposure. The Company has made an accounting policy election to treat interest and penalties as tax expense. Because of the nature of the exposure, interest is also recorded net of federal benefit, while penalties are recorded gross. For the year ended December 31, 2007, interest and penalties of $50,000 have been recorded related to exposure that existed as of January 1, 2007 and interest of $7,000 has been recorded related to incremental exposure for positions taken in the current year. The Company's total unrecognized tax benefits as of December 31, 2007 were $385,000 inclusive of interest and penalties of $88,000. The company has not been able to determine with reasonable accuracy what, if any, increase or decrease will be recorded for uncertain tax positions during the next twelve months. If the company were to recognize these tax benefits, all of the benefit would impact the effective tax rate.

The following table summarizes the activity related to the company's unrecognized tax benefits, net of federal benefit, excluding interest and penalties (in thousands):

Balance at January 1, 2007	$214
Increases as a result of positions taken during prior periods	16
Decreases as a result of positions taken during prior periods	-
Increases as a result of positions taken during the current period	67
Reductions in benefits from lapse in statute of limitations	-
Balance at December 31, 2007	$297

The company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

10.           Inventory

Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out (“FIFO”) basis.  We include raw material freight costs to manufacturers in inventory and these costs are recognized in cost of sales when the product is sold.  Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

11.           Accounts Receivable and related Allowance for Doubtful Accounts

Accounts Receivables and related allowance for doubtful accounts as of December 31, 2007 and 2006, respectively, consist of:

	December 31,
(In thousands)	2007	2006
Accounts Receivable	$16,243	$12,104
Unbilled Accounts Receivable	1,162	675
Allowance for Doubtful Accounts	(1,009)	(935)
Accounts Receivable	$16,396	$11,844

Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition and business prospects of our customer base. Management reviews the collectibility of individual accounts and assesses the adequacy of the allowance for doubtful accounts monthly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

12.           Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of December 31, 2007 and 2006, respectively, consist of:

	December 31,	December 31,
(In thousands)	2007	2006
Notes Receivable	$882	$361
Prepaid Expenses	720	786
Prepaid Minutes	75	-
Debt Issuance costs	196	175
Misc. and Employee Receivable	12	355
	$1,885	$1,677

We had three notes receivables at December 31, 2007 in the amounts of $645,000, $150,000, $87,000, respectively.  We had one notes receivables at December 31, 2006 in the amounts of $361,000.  These notes are payable to us in installments.  Two of the notes are non-interest bearing and the other note bears an interest rate of 12%.  However, we are only recognizing interest on this note when interest payments are received.  For purposes of valuation, the collectibility of notes receivable is evaluated separately to determine if the notes are impaired.  Notes receivable are determined to be impaired after all means of collection have been exhausted and the potential for recovery is considered remote.  All of our notes receivable were determined to be collectible and current.

Prepaid expenses and Other assets increased by $209,000 for the year ended December 31, 2007.  The increase in Prepaid expenses and Other assets is primarily related to an increase in Notes Receivable of $521,000, which was partially offset by a decrease of $343,000 in Miscellaneous and Employee Receivables.   The increase in Notes Receivable is due to the Company entering into a loan agreement on June 1, 2007 for $1.1 million.  As of December 31, 2007 the balance of this note receivable was $645,000.

In connection with our Orbit One acquisition (see note B), on July 31, 2007 we acquired prepaid satellite minutes totaling $400,000.  These prepaid minutes are expenses when used and any unused minutes expire in May 2008.  At December 31, 2007 we determined that we would not use all the prepaid minutes remaining by their expiration, thus we expensed $250,000 of prepaid minutes as service cost of sales in December 2007 leaving a balance of $75,000 in prepaid minutes.

Debt issuance costs are deferred and are amortized to interest expense over the terms of the related debt.  The current portion of debt issuance costs were $196,000 for the year ended December 31, 2007 and approximately $175,000, for the year ended December 31, 2006.  The increase in current debt issuance costs was related to the Company completing a private placement with The Laurus Master Fund, Ltd. (see note 13).

13.           Other Assets – Long term

Other Assets – Long term as of December 31, 2007 and 2006, respectively consists of:

	December 31,	December 31,
(In thousands)	2007	2006
Deposits Long term	$112	$122
Notes Receivable Long term	60	139
Debt Issuance costs	354	486
	$526	$747

Notes Receivable Long term is related to a revenue share agreement the Company has with a customer in Australia.

Deferred costs related to the issuance of debt are amortized to interest expense over the terms of the related debt.  The long term portion of debt issuance costs were $354,000, less accumulated amortization of approximately $202,000 at December 31, 2007 and approximately $486,000, less accumulated amortization of approximately $250,000 at December 31, 2006.  The increase in debt issuance costs was related to the Company completing a private placement with The Laurus Master Fund, Ltd. (see note 13).

14.           Notes Payable

On December 29, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $10,000,000 (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock.  Interest accrues on this note at a rate of 9.50% annually. This note has a four year term and is secured by substantially all of our assets.  Note C principal reductions began in July 2007 and will continue for the next 42 months with final payment due in December 2010. Interest and principal under convertible Note C may be paid in either cash or, subject to certain conditions, in shares of our common stock.  The Company may only use common stock to make payments on convertible Note C if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $11.41.  The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $10.37 per share.  The fair value of the warrant associated with Note C on December 29, 2006 was $735,000 and was calculated using the Black-Scholes fair value pricing model. The fair value of the warrant is amortized on a straight-line basis over the term of the note.

On May 30, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $5,000,000 (“Note A”) (ii) a non-convertible term note in the principal amount of $5,000,000 (“Note B”), and (iii) a warrant  to purchase up to 241,379 shares of our common stock.  Interest accrues on each of the notes at a rate of 9.75% annually.  Both notes have four year terms and are secured by substantially all of our assets.  The fair value of the warrant associated with Note A and Note B on May 30, 2006 was $846,000 and was calculated using the Black-Scholes fair value pricing model.  The fair value of the warrant is amortized on a straight-line basis over the term of the note.

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

As of December 31, 2007 the Company had $5,000,000 outstanding under Note B and $8,571,430 outstanding under Note C.  As of December 31, 2007 the Company had a balance of $255,000 for the unamortized warrant associated with Note B and $551,000 for the unamortized warrant associated with Note C.

The Company expects to make principal payments on our note payable as follows based on our note payable balance as of December 31, 2007:

2008	$2,857,260
2009	2,857,260
2010	7,856,910

On August 1, 2007, Laurus Master Fund, Ltd. assigned to the Valens Fund, a principle amount equal to $719,214.87 of Note B.  On August 3, 2007, Laurus Master Fund, Ltd. assigned to the PSource Structured Debt Limited, a principle amount equal to $2,777,433.35 of Note B.  Other than a change in the remittance account, the Company’s rights and obligations have not been altered as a result of these assignments.

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

On January 28, 2005, the Company completed a second private placement to Laurus of (i) a Convertible Term Note in the original principal amount of $1,500,000 (the “Second Company Note”), and (ii) a warrant to purchase up to 100,000 shares of our common stock (the “Second Warrant”).  The Second Company Note provided that Laurus may convert all or any portion of the outstanding principal amount of the Second Company Note into shares of common stock, subject to certain limitations.  The Second Warrant is exercisable by Laurus until January 28, 2012, and has two separate pricing tranches.  The first pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.51 per share.  The second pricing tranche is exercisable for up to 50,000 shares of common stock at a price of $5.72 per share.  The Company has registered the common stock underlying the Second Company Warrant for resale by Laurus.  The Second Company Note also contained a beneficial conversion feature with a contingent conversion option.  The value of the beneficial conversion feature was measured as of the commitment date.  The value at the commitment date was $154,000.  On January 24, 2006, Laurus converted $53,100 of our outstanding debt into 10,000 shares of common stock.  On February 6, 2006, Laurus converted $1,263,780 of our outstanding debt, including $8,944 of accrued interest into 238,000 shares of common stock. The result of this transaction was to eliminate our Second Company Note with Laurus, excluding the warrants issued with the Second Company Note.  These warrants along with the warrants issued with the First Company Note, which total 400,000, remain outstanding.

Laurus is an "accredited investor" as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").  The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

15.           Common Stock

Common stock increased by $4.3 million for the twelve months ended December 31, 2007.  The increase in Common stock was due, to a $2.7 million issuance of common shares which was related to the acquisition of the assets of Orbit One Communications, Inc.  The increase was also related to the $1.0 million in issuance of common shares which was related to the acquisition of Airdesk, Inc.  The increase was also due to $569,000 related to the issuance of shares related to the employee stock option plan and $62,000 of shares issued under the Director’s Stock Plan.

16.           Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, notes receivable, accounts payable and notes payable.  The carrying value of the financial instruments approximates fair value due to the relatively short period to maturity.  The carrying value of the notes payable approximates fair value and bears cash interest at 9.75% and 9.50%, which approximates market rates of similar instruments.

17.           Use of Estimates

In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

18.           Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable.  We maintain our cash and short term investment balances in financial institutions, which at times may exceed federally insured limits.  We had cash balances in excess of these limits of $7,325,000 and $20,284,000 for the years ended December 31, 2007 and 2006, respectively.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically.  Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.

19.            Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred.  For the year ended December 31, 2007 the Company had a foreign currency gain of $8,000, a loss of $10,000 for the year ended December 31, 2006, and a gain of $20,000 for the year ended December 31, 2005.

20.            Research and Development

Research and development expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2007, 2006 and 2005 research and development costs amounted to $ 1.5 million, $1.1 million, and $1.1 million, respectively.

21.           Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 and December 31, 2006 reflect the impact of SFAS 123(R).  Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $941,000 as compared to $462,000 for the year ended December 31, 2006.  Share-based compensation consisted of expense related to employee equity awards.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at December 31, 2007, net of estimated forfeitures, is $2.3 million and is expected to be recognized over a weighted-average period of 1.5 years.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of share-based compensation costs to expense on the straight-line method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the twelve months of fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised.  A summary of the company's stock option activity and related information for the twelve months ended December 31, 2007 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Value
Outstanding, at 12/31/06	1,784,865	5.55
Options granted	301,500	8.47
Options exercised	(133,830)	4.80		$777,777
Options cancelled	(26,063)	5.62
Options expired	(250)	4.57
Outstanding, at 12/31/07	1,926,222	6.06	6.27	$4,856,934
Exercisable, at 12/31/07	1,211,535	5.16	4.85	$3,958,293

The following table summarizes information related to fixed stock options outstanding at December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2007	Weighted average exercise price
$1.00 – 4.00	517,665	4.97	$3.02	478,290	$2.94
4.01 – 8.00	863,057	6.63	$5.76	493,557	$5.38
8.01 – 12.94	545,500	6.95	$9.70	239,688	$9.13
	1,926,222	6.27	$6.06	1,211,535	$5.16

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

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006, and 2005 and changes during the years ended on those dates is presented below:

	For the years ended December 31,
	FYE 12-31-07		FYE 12-31-06		FYE 12-31-05
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,784,865	5.55	1,453,515	4.76	1,494,015	4.85
Options granted	301,500	8.47	426,250	7.89	173,500	4.53
Options exercised	(133,830)	4.80	(74,150)	3.98	-	-
Options cancelled	(26,063)	5.62	(18,250)	3.82	(185,250)	5.73
Options expired	(250)	4.57	(2,500)	5.13	(28,750)	4.69
Outstanding, end of year	1,926,222	6.06	1,784,865	5.55	1,453,515	4.76
Exercisable, end of year	1,211,535	5.16	1,024,928	5.08	838,078	5.28

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	759,937	3.33
Options granted	301,500	4.69
Options vested	(320,687)	3.72
Options forfeited	(26,063)	2.95
Nonvested at December 31, 2007	714,687	4.21

As of December 31, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $868,000, $353,000, and $537,000, respectively.

The key assumptions used in the valuation model during the twelve months ended December 31, 2007, 2006 and 2005 are provided below:

	Twelve Months Ended
	December 31,
	2007	2006	2005
Valuation Assumptions:
Volatility	57.24%	53.70%	69.80%
Expected term	6.3	6.3	6.8
Risk free interest rate	4.29%	4.62%	4.35%
Dividend yield	0.00%	0.00%	0.00%

Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for the year ended December 31, 2005.

The Company’s pro forma information is as follows:

December 31,
(In thousands, except per share data)	2005

Net earnings - as reported	$593
Less total stock-based compensation expense determined
under fair value based method for all awards	455
Pro forma net earnings	$138

Basic earnings per share:
As reported	$0.05
Pro forma	$0.01
Diluted earnings per share:
As reported	$0.05
Pro forma	$0.01

22.           Earnings Per Share

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

The numerator in calculating both basic and diluted net earnings per share for each period is net earnings.  The denominator is based on the following number of common shares:

	For the years ended December 31,
(In thousands, except per share data)	2007	2006	2005
Common Shares:
Weighted average common shares outstanding	13,137	12,502	11,231
Dilutive effect of common stock equivalents	563	483	251
Total	13,700	12,985	11,482

Net earnings:	$440	$4,103	$593
Net earnings per common share:
Basic	$0.03	$0.33	$0.05
Diluted	$0.03	$0.32	$0.05

For the twelve months ended December 31, 2007, 2006 and 2005, we excluded antidilutive options of 239,692,  245,120 and 1,044,015 respectively, shares of common stock and common stock equivalents from the computation of diluted earnings per share.  We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

With the acquisition of the assets of Airdesk, the Company could issue a total of 300,000 shares of the Company’s common stock over a three-year period.  On April 1, 2007 the Company issued 100,000 of these shares.  The remaining 200,000 shares are currently held in Escrow and are not included in the basic and diluted share calculation.  With the acquisition of the assets of Orbit One Communications, the Company could issue an additional 1,250,596 shares of the Company’s common stock over a two-year period.  These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

As of December 31, 2007, 2006, and 2005, we had a total of 1,926,222, 1,784,865, and 1,453,515 options outstanding, respectively.

23.  Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2007, 2006 and 2005, advertising costs amounted to $526,000, $420,000, and $391,000, respectively.

24.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB SFAS No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, we will adopt SFAS No. 157 for all nonfinancial assets and non financial liabilities in the first quarter of 2009. We do not believe the effect of adopting Statement No. 157 will have a material impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 as of January 1, 2007 did not have an impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for us in the first quarter of fiscal 2009. We are currently evaluating what effects the adoption of SFAS No. 159 will have on our future results of operations and financial condition.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. We will adopt the provisions of EITF 07-3 on January 1, 2008. We are currently assessing the impact of EITF 07-3 on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51. SFAS No.160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. Statement No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 in the first quarter of fiscal 2009. We do not expect this statement will have a material impact on our future results of operations and financial condition.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS No. 141R in the first quarter of 2009. We do not believe the effect of adopting SFAS No.141R will have a material impact on our consolidated financial statements.

25.  Subsequent Event

Subsequent to December 31, 2007, the Airdesk asset purchase agreement (see Note B) was amended to remove the performance targets on the remaining 200,000 un-issued shares with 60,000 shares to be issued on April 1, 2008, 60,000 shares issued on April 1, 2009 and the balance of 80,000 shares issued on April 1, 2010.   Since these shares were only time contingent, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price on the date of the amendment was $8.53 per share.

  Subsequent to December 31, 2007, relating to our Orbit One acquisition (see Note B) $1.8 million in cash was paid in January 2008 after certain customer agreements were renewed as well as other conditions being met.

On January 7, 2008 Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability achieve earn out targets in the acquisition and employment agreements.  Plaintiffs are claiming $20 million in damages.  On January 25, 2008 Numerex removed the action to the United States District Court, Southern District of New York.  On March 11, 2008 Numerex answered and counterclaimed asserting, inter alia, breach of fiduciary duty and declaratory relief.  Numerex believes that the plaintiff’s claims are without merit and intends to defend against the allegations, and to vigorously pursue its counterclaims.

NOTE B – ACQUISTIONS

Orbit One Communications, Inc. Acquisition

On July 31, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  The results of Orbit One’s operations have been included in the consolidated financial statements from August 1, 2007.  The assets relate to Orbit One’s satellite-based M2M solutions it provides to government agencies and emergency services markets in the United States.  These solutions include hardware, software, data management, installation, maintenance, and use of its proprietary operational support platform.  The acquisition expands the Company’s M2M communications hardware and service technologies, its reach into the governmental markets and global reach to enable M2M applications in remote areas not well served by other terrestrial-based providers.

The assets acquired consist of software (including Orbit One’s proprietary mapping and operational support platform), inventory, equipment (primarily communications related computer hardware) accounts receivable, trademarks and other intellectual property.

Initial consideration for the asset purchase was approximately $5.5 million paid in cash plus $384,000 of transaction costs.   An additional $732,000 was paid 60 days after closing based on satisfying a net working capital test.  On December 31, 2007 certain revenue and EBITA targets were met for the first measurement period, ending December 31, 2007.   As a result, 320,833 shares of the Company’s Class A common stock were issued to Orbit One Communications, Inc.  These shares were valued using the average share price on the measurement date for meeting the contingencies on December 31, 2007 of $8.33 per share, thus increasing goodwill by $2.7 million and our common stock by the same amount. Subsequent to December 31, 2007 another $1.8 million in cash was paid in January 2008 after certain customer agreements were extended as well as other conditions were met.  In addition, if certain revenue and EBITDA performance objectives and milestones are achieved, subsequent payments could include additional cash payments of $2.5 million as well as shares of Numerex Corp’s common stock.  If all earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement, whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At July 31, 2007
Net receivables	$454
Prepaid assets	418
Inventory	1,162
Property, plant and equipment	647
Other intangibles, net	940
Software, net	1,283
Deposits	16
Goodwill	5,681
Total assets acquired	10,601

Accrued liabilities	(191)
Capital lease obligations	(8)
Contract obligations	(1,103)
Total liabilities assumed	(1,302)
Net assets acquired	$9,299

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

The $5.7 million of goodwill was assigned to the Wireless M2M Data communications segment.  The goodwill does not include the subsequent $1.8 million paid in January 2008 for the extension of certain customer agreements.  The goodwill and intangible assets will be deductible for income tax purposes.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Orbit One assets was completed as of January 1 for each of the 12 months periods shown below:

	For the Years
	Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Revenues	$71,952	$65,210	$37,872
Net Income	$836	$6,227	$1,833
Earnings Per Common Share	$0.08	$0.50	$0.15
Earnings Per Common Share - diluted	$0.07	$0.48	$0.14

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

Initial consideration for the asset purchase was approximately $4.2 million payable in the form of shares of the Company’s common stock and the assumption of certain existing indebtedness of Airdesk, Inc.  In addition, if certain revenue and other performance targets are achieved, the Company could issue an additional 300,000 shares of its common stock over the three-year period from the date of acquisition.  At April 1, 2007 a portion of these targets were achieved and accordingly 100,000 shares were issued at a value of $1.0 million which were valued using the average stock price on date of issuance resulting in an increase to goodwill of $1.0 million and a corresponding increase in common stock.  Subsequent to December 31, 2007, the asset purchase agreement was amended to remove the performance targets on the remaining 200,000 un-issued shares with 60,000 shares to be issued on April 1, 2008, 60,000 shares issued on April 1, 2009 and the balance of 80,000 shares issued on April 1, 2010.   Since these shares were only time contingent, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price on the date of the amendment was $8.53 per share.

The Company assumed approximately $2.5 million of debt, of which $1.2 million was paid in cash at closing of the transaction as a reduction of part of the debt, and the balance of $1.3 million was paid on August 17, 2006.  The Company also issued shares of common stock valued at approximately $196,000 to Airdesk, Inc. at closing and deposited the remaining shares of common stock, valued at closing at approximately $1.3 million, with an Escrow Agent.  Airdesk, Inc. retains voting and dividend rights to these shares while held in escrow. The Escrow Agent will release the shares of common stock to Airdesk, Inc. over a two-year period in accordance with the terms of the Escrow Agreement. In addition, we incurred approximately $266,000 of direct acquisition expenses that are in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 5, 2006 as updated for the additional issuance of shares on April 1, 2007.

(in thousands)
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

The $4.2 million of goodwill was assigned to the wireless M2M data communications segment.

NOTE C – INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2007	2006
Raw materials	$4,086	$871
Work-in-progress	51	30
Finished goods	6,262	2,207
Less reserve for obsolescence	(340)	(353)
Inventory	$10,059	$2,755

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2007	2006
Leasehold improvements	$1,049	$853
Plant and machinery	9,597	8,506
Equipment, fixtures, fittings	810	696
Total property and equipment	11,456	10,055
Accumulated depreciation	(9,453)	(8,768)
Property and equipment, net	$2,003	$1,287

NOTE E – INCOME TAXES

For the periods noted below, the provision for income taxes consists of the following:

	December 31,
(in thousands)	2007	2006	2005

Current:
Federal	$43	$57	$-
State	17	55	52
Reserve for Uncertain Tax Positions	140	-	-
Foreign	-	-	-
Deferred:
Federal	529	(2,941)	-
State	(1)	(121)	-
	$728	$(2,950)	$52

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

	December 31,
(in thousands)	2007	2006	2005
Income tax (benefit) computed at
U.S. corporate tax rate of 34%	$377	$392	$219
Adjustments attributable to
Deferred Balance True Up	639	-	-
State Net Operating Losses	(93)	-	-
Valuation allowance	(554)	(4,452)	(241)
State Tax	11	56	34
Foreign Tax	(7)	(3)	6
Reserve for Uncertain Tax Positions	140	-	-
Non-deductible expenses	215	958	16
Expiration of net operating loss	-	108	-
Other	-	(9)	18
	$728	$(2,950)	$52

The components of the Company’s net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2007	2006
Current deferred tax asset
Inventories	$122	$120
Accruals	390	358
Net operating loss carry forward	1,455	2,381
Other	419	379
Valuation	(1,616)	(2,125)
	$770	$1,113
Non-Current deferred tax asset
Intangibles	(234)	(338)
Foreign NOL carry forward	14	65
Net operating loss carry forward	5,352	5,853
Tax credit carry forward	1,300	1,258
Difference between book and
tax basis of property	160	(43)
Other	109	17
Valuation	(4,696)	(4,742)
	$2,005	$2,070
Deferred Tax Liabilities
Goodwill	$(56)	$-
Net Deferred Tax Assets	$2,719	$3,183

Net operating loss carry forwards available at December 31, 2007, expire as follows:

(in thousands)		Year of
	Amount	Expiration

Federal operating losses	$11,247	2021 - 2025
State operating losses	$54,688	2007 - 2027
Foreign	$48	N/A

       The company has certain net operating losses that may be subject to limitation as to use by IRC Section 382. The company has not determined the amount of the potential limitation, if any.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment.  During the year ended December 31, 2007, management determined that certain deferred tax assets previously offset by a valuation allowance had become unrealizable. As such, both the deferred tax assets and the associated valuation allowance were reduced. These reductions did not impact net income.

NOTE F – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

One customer accounted for approximately 13% of consolidated revenue for the year ended December 31, 2007 principally from our Wireless M2M Data Communications segment. Accounts receivable from this customer was $3.0 million at December 31, 2007, which is approximately 18% of total accounts receivable.  No customer accounted for more than 10% of consolidated revenues for the year ended December 31, 2006 and the year ended December 31, 2005.

We had two suppliers from which our purchases were approximately 57% of our hardware cost of sales for the year ended December 31, 2007.   Our accounts payable to these suppliers was approximately $1.2 million at December 31, 2007.  We had two suppliers from which our purchases were approximately 76% of cost of hardware sales for the year ended December 31, 2006 and 69% of cost of hardware sales for the year ended December 31, 2005.  Our accounts payable to this supplier was approximately $2.2 million at December 31, 2006.  The components included in the hardware purchased from this supplier can be sourced from other suppliers.

We conducted business with one related party during the year ended December 31, 2006.  Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP.  Salisbury & Ryan LLP provided legal services to the Company in fiscal 2007 and will continue to provide such services during fiscal 2008.  During the year ended December 31, 2007, 2006, and 2005 Salisbury & Ryan LLP charged legal fees of approximately $277,000, $172,000, and 263,000, respectively.  Our accounts payable to Salisbury & Ryan LLP was $33,000 and $34,000 at December 31, 2007 and 2006, respectively.

NOTE G – COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease.  The leases expire at various dates through 2011. The gross value of the assets financed by the lease obligations at the inception of the leases was $327,000.  The net carrying value of assets financed by capital lease obligations is approximated $106,000 as of December 31, 2007.  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007, (in thousands).

2008	$57
2009	35
2010	26
2011	6
Total minimum lease payments	124
Less amount representing interest	(18)
Present value of net minimum lease payments	$106

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year, through 2012. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2007, (in thousands) are as follows:

2008	$845
2009	865
2010	886
2011	857
2012	565
Total minimum lease payments	$4,018

Rent expense, including short-term leases, amounted to approximately $938,000, $795,000, and $781,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

NOTE H – BENEFIT PLANS

Savings and Investment Plan

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries.  Employees are eligible for participation on the enrollment date following six months of service.  We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  Our matching contributions are vested over a three year period at a rate of 33% per year.  Approximately $151,000, $142,000, and $101,000 were expensed for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

All employees of Numerex and its subsidiaries were entitled to participate in a discounted Employee Stock Purchase Plan.  This plan was discontinued on March 1, 2006.  This plan allowed employees to elect to have an amount withheld from their pay that is held in an account for the purchase of our common stock.  The plan had two measurement dates per year – July 1 and January 1, which is used to determine the stock price at a 15% discount and number of shares issued to the employee.  There were a total of 500,000 shares authorized of which 1,504 were issued upon the cancellation of the plan and 450 were issued at December 31, 2005.

NOTE I – SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  The Company has two reportable operating segments.  These segments are Wireless M2M Data Communications and Digital Multimedia, Networking and Wireline Security.  The Wireless M2M Data Communications segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Digital Multimedia, Networking and Wireline Security segment includes our networking hardware and services, video conferencing hardware, and our wire-line security detection hardware.

The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating profit/(loss) are reviewed on a consolidated basis.

Summarized below are the Company’s revenues and net income (loss) by reportable segment as of and for the years ended December 31, 2007, 2006 and 2005.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	For the years ended December 31,
(In thousands, except per share data)	2007	2006	2005

Revenues:
Wireless M2M Data Communications	$62,825	$46,321	$22,328
Digital Multimedia, Networking and Wireline Security	5,179	6,467	7,618
	$68,004	$52,788	$29,946

Operating earnings (loss) before taxes
Wireless M2M Data Communications	$2,374	$3,659	$1,027
Digital Multimedia, Networking and Wireline Security	680	(1,619)	118
Unallocated Corporate	(554)	(366)	(184)
	$2,500	$1,674	$961

Depreciation and Amortization
Wireless M2M Data Communications	$1,801	$1,268	$1,201
Digital Multimedia, Networking and Wireline Security	194	220	276
Unallocated Corporate	498	267	185
	$2,493	$1,755	$1,662

	Dec. 31,	Dec. 31
Identifiable Assets	2007	2006
Wireless M2M Data Communications	$57,271	$37,380
Digital Multimedia, Networking and Wireline Security	3,972	3,941
Unallocated Corporate	12,855	25,072
	$74,098	$66,393

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
Numerex Corp.

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania company) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule II listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007 and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Numerex Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 12, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f).  Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.    Management has excluded Orbit One Communications LLC (“Orbit One”) from our assessment of internal controls over financial reporting as of December 31, 2007 because it was acquired by the Company in July 2007.  Orbit One is a wholly-owned subsidiary whose total assets and total revenues represent 16% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concludes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Numerex Corp.

We have audited Numerex Corp. (a Pennsylvania Corporation) and subsidiaries, internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Numerex Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Numerex Corp.and subsidiaries' internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded Orbit One Communications LLC (“Orbit One”) from its assessment of internal controls over financial reporting as of December 31, 2007 because it was acquired by the Company in July 2007.  We have also excluded Orbit One from our audit of internal control over financial reporting.  Orbit One is a wholly-owned subsidiary whose total assets and total revenues represent 16% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Numerex Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Numerex Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 12, 2008

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation.

      Incorporated by reference from the our Proxy Statement relating to the 2008 Annual Meeting of
Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the securities authorized for issuance to our employees and non-employee directors under our stock-based compensation plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,926,222	$6.06	323,778
Equity compensation plans not approved by security holders	-	-	-
Total	1,926,222	$6.06	323,778

Item 13.  Certain Relationships and Related Transactions.

      Incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this report:

1.	Consolidated Financial Statements; All financial statements of the Company as described in Item I of this report on Form 10-K.
2.	Financial statement schedule included in Part IV of this Form:
Page
Report of Independent Registered Public Accounting Firm                    65
Schedule II - Valuation and qualifying accounts                             72

3. Exhibits

2.1[1] Numerex Corp. and British Telecommunications plc, Agreement Relating to the sale and purchase of the whole of the issued shares capital of Bronzebase Limited, dated November 12, 1999

2.2[2] Asset Transfer Agreement by and between Airdesk, LLC and Airdesk, Inc., effective January 1, 2006

2.3[14]Asset Purchase Agreement, by and between Orbit One Communications LLC and Orbit One Communications, Inc., dated as of July 31, 2007

3.13 Amended and Restated Articles of Incorporation of the Company

3.23 Bylaws of the Company

4.1[4] Securities Purchase Agreement, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.2[4] Secured Non-Convertible Term Note, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.3[4] Common Stock Purchase Warrant, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.4[4] Master Security Agreement, dated May 30, 2006 by and among the Company, its U.S. subsidiaries, and Laurus Master Fund, Ltd.

4.5[4] Subsidiary Guaranty, dated May 30, 2006 entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus Master Fund, Ltd.

4.6[5] Securities Purchase Agreement, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.7[5] Secured Convertible Term Note, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.8[5] Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.9[5] Master Security Agreement, dated December 29, 2006 by and among the Company, its U.S. subsidiaries, and Laurus Master Fund, Ltd.

4.10[5] Subsidiary Guaranty, dated December 29, 2006 entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus Master Fund, Ltd.

4.11[5] Registration Rights Agreement, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.12[5] Amended and Restated Grant of Security Interest in Patent and Trademarks, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.135 Pledge Agreement, dated December 29, 2006, by and between the Company and Laurus Master Fund, Ltd.

4.14[6] Common Stock Purchase Warrant, dated January 13, 2004 by and between the Company and Laurus Master Fund, Ltd.

4.15[7] Common Stock Purchase Warrant, dated January 28, 2005 by and between the Company and Laurus Master Fund, Ltd.

10.1[8] Amended and Restated 1994 Employee Stock Option Plan (Management Compensation Plan)

10. 2[9] Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (Management Compensation Plan)

10. 310 Registration Agreement between the Company and Dominion dated July 13, 1992

10. 4[9] Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director
10. 5[11] 1999 Long-Term Incentive Plan (Management Compensation Plan)

10. 6[12] 2006 Long-Term Incentive Plan (2006 Plan)

10. 715 Form of Non-Qualified Stock Option Grant Agreement (consultants) under 2006 Long-Term Incentive Plan

10. 8[15] Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) under 2006 Long-Term Incentive Plan

10. 915 Form of Incentive Stock Option Grant Agreement (employees) under 2006 Long-Term Incentive Plan

10.10[13] Severance Agreement, by and between Stratton Nicolaides and the Company dated November 1, 2006. (Management Compensation Plan)

10.11[13] Severance Agreement, by and between Alan Catherall and the Company dated November 1, 2006. (Management Compensation Plan)

10.12[13] Severance Agreement, by and between Michael Marett and the Company dated November 1, 2006. (Management Compensation Plan)

10.13[16] Subcontract Agreement by and between Stratix Corporation and Orbit One Communications, Inc., dated as of June 1, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

11	Computation of Earnings Per Share

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

[1]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1999 (File No. 0-22920)

[2]	Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006 (File No. 0-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

[4]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

[5]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

[6]	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004 (File No. 0-22920)

[7]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005, 2005 (File No. 0-22920)

[8]
Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 1997 for the year ended October 31, 1996 (File No. 0-22920)

[9]	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

[10]	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

[11]	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-22920)

[12]	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

[13]	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

[14]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 (File No. 0-22920)

[15]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

[16]	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006, 2005
(in thousands)
	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period

Description
Year ended December 31, 2007:
Accounts receivable
Allowance for uncollectible accounts	935	635	(561)	a	1,009
Inventory
Allowance for obsolescence	353	99	(112)		340

Year ended December 31, 2006:
Accounts receivable
Allowance for uncollectible accounts	704	231			935
Inventory
Allowance for obsolescence	317	36			353

Year ended December 31, 2005:
Accounts receivable
Allowance for uncollectible accounts	702	34	(32)	a	704
Inventory
Allowance for obsolescence	967	66	(716)	b	317

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
 Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman and Chief Executive Officer	March 17, 2008
Stratton J. Nicolaides

/s/ Brian C. Beazer	Director	March 17, 2008
Brian C. Beazer

/s/ George Benson	Director	March 17, 2008
George Benson

/s/ Matthew J. Flanigan	Director	March 17, 2008
Matthew J. Flanigan

/s/ John G. Raos	Director	March 17, 2008
John G. Raos

/s/ Andrew J. Ryan	Director	March 17, 2008
Andrew J. Ryan

/s/ Nicholas Davidge	Director	March 17, 2008
Nicholas Davidge

/s/ Alan B. Catherall	Executive Vice President	March 17, 2008
Alan B. Catherall	Chief Financial Officer
Principle Financial and Accounting Officer