Form 10-K/A
period 2007-12-31
NUMEREX CORP /PA/
filed 2008-05-12
CIK 870753

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant filed its definitive proxy statement pursuant to Regulation 14A on April 2, 2008, which included all of the items that were incorporated by reference to Part III of the Form 10-K filed on March 17, 2008.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008.  Amendment No. 1 is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2 (the “Original 302 Certifications”) to the Form 10-K.   The Original 302 Certifications contained typographical errors and inadvertently omitted certain language that was required to be included.    Accordingly, amended and restated certifications are by our principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment No. 1.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NUMEREX CORP.

     By:  /s/  Stratton J. Nicolaides                                                                  Name:  Stratton J. Nicolaides                    Title:    Chairman and Chief Executive Officer

Date: May 8, 2008