Form 10-Q
period 2008-03-31
NUMEREX CORP /PA/
filed 2008-05-12
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

As of May 06, 2008 an aggregate of 13,731,496 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales:
Hardware	$13,624	$9,274
Service	6,832	4,911
Total net sales	20,456	14,185
Cost of hardware sales	12,162	7,609
Cost of service sales	1,839	1,204
Gross profit	6,455	5,372
Selling, general, and administrative expenses	5,015	3,613
Research and development expenses	530	288
Bad debt expense	138	86
Depreciation and amortization	751	489
Operating earnings	21	896
Interest expense	403	146
Other expense	2	9
Earnings (loss) before income tax	(384)	741
Income tax benefit (provision)	166	(314)
Net earnings (loss)	(218)	427
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	10	-
Comprehensive income	$(208)	$427

Basic earnings (loss) per common share	$(0.02)	$0.03
Diluted earnings (loss) per common share	$(0.02)	$0.03
Number of shares used in per share calculation:
Basic	13,725	13,006
Diluted	13,725	13,608

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share information)
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,788	$7,425
Accounts receivable, less allowance for doubtful accounts of $1,237
at March 31, 2008 and $1,009 at December 31, 2007	17,158	16,396
Inventory	10,406	10,059
Prepaid expenses and other current assets	2,591	1,885
Deferred tax asset	770	770
TOTAL CURRENT ASSETS	37,713	36,535

Property and equipment, net	2,007	2,003
Goodwill	26,065	22,603
Other intangibles, net	6,733	6,940
Software, net	3,435	3,486
Other assets - long term	465	526
Deferred tax asset - long term	2,162	2,005
TOTAL ASSETS	$78,580	$74,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,763	$10,299
Other current liabilities	2,071	2,312
Notes payable	2,568	2,568
Deferred revenues	3,390	1,328
Obligations under capital leases	45	44
TOTAL CURRENT LIABILITIES	19,837	16,550

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	464	486
Notes payable	9,554	10,197
TOTAL LONG TERM LIABILITIES	10,018	10,683

COMMITMENTS AND CONTIGENCIES	-	-
SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000, issued 14,917,305
shares at March 31, 2008 and 14,706,101 shares at December 31, 2007	49,229	47,455
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	3,721	3,427
Treasury stock, at cost, 1,185,809 shares on March 31, 2008 and December 31, 2007	(5,053)	(5,053)
Accumulated other comprehensive income (loss)	4	(6)
Accumulated earnings	824	1,042
TOTAL SHAREHOLDERS' EQUITY	48,725	46,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,580	$74,098
See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the three month period
	ended March 31,
	2008	2007
Operating activities:-
Net earnings (loss)	$(218)	$427
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	193	162
Amortization	558	327
Allowance for doubtful accounts	138	86
Inventory Reserves	(82)	-
Non-cash interest expense	121	73
Stock options compensation expense	293	173
Stock issued in lieu of directors fees	15	-
Deferred income tax	(166)	282
Changes in assets and liabilities which provided (used) cash
Accounts receivable	(907)	(1,108)
Inventory	(265)	(1,556)
Prepaid expenses	(700)	(351)
Other assets	12	(300)
Accounts payable	1,464	785
Other current liabilities	(170)	(524)
Deferred revenue	2,062	286
Income tax	(59)	(269)
Net cash provided by (used in) operating activities	2,289	(1,507)
Investing activities:
Purchase of property and equipment	(197)	(92)
Purchase of intangible and other assets	(299)	(437)
Purchase of short-term investment	-	(8,054)
Purchase of assets of Orbit One Communications, Inc	(1,756)	-
Net cash used in investing activities	(2,252)	(8,583)
Financing activities:
Proceeds from exercise of common stock options	53	374
Principal payments on capital lease obligations	(23)	(26)
Principal payments on notes payable and debt	(714)	-
Net cash provided by (used in) financing activities	(684)	348
Effect of exchange differences on cash	10	-
Net decrease in cash and cash equivalents	(637)	(9,742)
Cash and cash equivalents at beginning of year	7,425	20,384
Cash and cash equivalents at end of year	$6,788	$10,642
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	309	103
Income tax	59	17
Disclosure of non-cash activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	1,706	-
Non-cash interest	121	73

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2007 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Nature of Business

Numerex Corp. offers a broad choice of secure machine-to-machine (M2M) network services and solutions. Numerex’s service platforms - Networx, Techworx, and Flexworx - that companies choose to power their M2M solutions.  The Company offers its M2M products and services through a variety of brands including Uplink and Orbit One. Numerex is headquartered in Atlanta, Georgia.

2.	Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	March 31,	December 31,
(In thousands)	2008	2007
Raw materials	$3,022	$4,086
Work-in-progress	48	51
Finished goods	7,594	6,262
Less reserve for obsolescence	(258)	(340)
Inventory, net	$10,406	$10,059

 4.              Notes Payable and Warrants

On May 30, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) with a non-convertible term note in the principal amount of $5 million (“Note B”), and a warrant to purchase up to 241,379 shares of our common stock.  Interest accrues on Note B at a rate of 9.75% annually.  The note has four year term.

On December 29, 2006, the Company completed a private placement to Laurus of (i) a convertible term note in the principal payments of $10 million (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock.  Interest accrues on Note C at a rate of 9.50% annually. Note C has a four year term and is secured by substantially all of our assets.  Note C principal reductions began in July 2007 and will continue for the next 42 months with final payment due in December 2010. Interest and principal under Note C may be paid in either cash or, subject to certain conditions, in shares of our common stock.  The Company may only use common stock to make payments on Note C if the price per share of our common stock for the required number of trading days immediately prior to conversion is greater than $11.41.  The holder of Note C may convert the entire principal amount of Note C, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $10.37 per share.

In consideration of the completion of the above private placements for term notes payable and other private placements for term notes which have been satisfied, the Company issued to Laurus warrants to purchase our common stock, which are summarized as follows:

	Common
Number	Stock
of	Exercise	Expiration
Securities	Price	Date

150,000	$4.75	January 13, 2011
100,000	$5.17	January 13, 2011
116,000	$5.99	January 13, 2011
50,000	$5.51	January 28, 2012
50,000	$5.72	January 28, 2012
241,379	$7.73	May 30, 2013
158,562	$10.13	December 29, 2013

5.	Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”)  for the three months ended March 31, 2008 was $293,000 as compared to $173,000 for the three months ended March 31, 2007.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2008, net of estimated forfeitures, is $2.0 million and is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the Company's stock option activity and related information for the three months ended March 31, 2008 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life (Years)	Value
Outstanding, at December 31, 2007	1,926,222	$6.06
Options granted	-	$-
Options exercised	(9,375)	$5.46
Options cancelled	(6,500)	$9.08
Options expired	-	$-
Outstanding, at March 31, 2007	1,910,347	$6.05	6.02	$ 3,291,533
Exercisable, at March 31, 2007	1,244,597	$5.17	4.71	$ 2,828,759

The following table summarizes information related to stock options outstanding at March 31, 2008:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$ 1.00 – $ 4.00	517,665	4.72	$ 3.02	478,290	$ 2.94
$ 4.01 – $ 8.00	853,182	6.40	$ 5.77	518,557	$ 5.33
$ 8.01 – $12.94	539,500	6.68	$ 9.40	247,750	$ 9.14
	1,910,347	6.02	$ 6.05	1,244,597	$ 5.17

6. Income Tax

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes. Effective January 1, 2007, the Company implemented FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48"). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of March 31, 2008 the Company had $385,000 of unrecognized tax benefits inclusive of interest and penalties of $86,000. Of this amount, $135,000 would impact the Company's effective tax rate if all of the unrecognized tax benefits were to be recognized currently. The Company anticipates recording unrecognized tax benefits of approximately $114,000 inclusive of interest and penalties of approximately $25,500 and $12,250 respectively for the year ended December 31, 2008. This increase in liability will impact the company's effective tax rate. This amount is related to state and local income tax filing positions expected to be taken during the year.  The Company did not incur a material change to unrecognized tax benefits for the three months ending March 31, 2008.

The Company recorded a tax benefit of $166,000 for the three months ended March 31, 2008 as compared to a tax provision of $314,000 for the three months ended March 31, 2007, representing effective tax rates of 43.2% and 42.4%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current and prior year resulted primarily from state tax accruals and stock option expenses. The Company will recognize deferred tax expense in 2008 primarily related to the utilization of net operating losses. The Company did not recognize deferred tax expense in 2006 before the release of the valuation allowance.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Common Shares:
Weighted average common shares outstanding	13,725	13,006
Dilutive effect of common stock equivalents	-	602
Total	13,725	13,608

Net earnings (loss)	$(218)	$427

Net earnings (loss) per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

For the three months ended March 31, 2007, we excluded antidilutive options of 201,000 shares of common stock and common stock equivalents from the computation of diluted earnings per share.  We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. SFAS 157 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures. As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1. Level 1 – Quoted market prices in active markets for identical assets or liabilities

2. Level 2 – Inputs other than level 1 that are either directly or indirectly observable

3. Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use

The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

NOTE C – ACQUISITIONS

Orbit One Communications, Inc. Acquisition

On July 31, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  In accordance with the Asset Purchase Agreement (the Agreement), in January 2008 we paid Orbit One $1.8 million in cash after certain customer agreements were extended as well as other conditions were met, which resulted in an increase in goodwill and a corresponding increase in common stock..  In addition, if certain revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) performance objectives and milestones are achieved, subsequent payments could include additional cash payments of $2.5 million as well as shares of Numerex Corp’s common stock.  If all earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement, whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.  At December 31, 2007 Orbit One achieved certain contractual benchmarks which would normally result in the release of additional shares.  These shares, however, remain in escrow and the formally paid $1.8 million noted above is being disputed as part of the legal action described more fully in the “Subsequent Events” paragraph of Form 10-K for the fiscal year ended December 31, 2007.

Airdesk, Inc. Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  On January 1, 2008, the asset purchase agreement was amended to remove performance targets on 200,000 un-issued shares with 60,000 shares to be issued on April 1, 2008, 60,000 shares to be issued on April 1, 2009 and the balance of 80,000 shares to be issued on April 1, 2010.   Since these shares were only time contingent, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price on the date of the amendment was $8.53 per share

NOTE D- SUBSEQUENT EVENTS

No significant changes have occurred since the filing our Annual Report on Form 10-K for the year ended December 31, 2007 and the consolidated financial statements contained therein.

NOTE E – SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  The Company has two reportable operating segments.  These segments are Wireless M2M Data Communications and Digital Multimedia, Networking and Wireline Security.  The Wireless M2M Data Communications segment is made up of all our wireless machine-to-machine communications hardware and services.  The Digital Multimedia, Networking and Wireline Security include our networking hardware and services, video conferencing hardware, and our wire-line security detection hardware.

The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit; therefore, unallocated expenses, net interest expense, net other expense and provision for income taxes are not broken out by segment. Items below segment operating profit are reviewed on a consolidated basis.

Summarized below are the Company’s unaudited net sales, operating earnings before income taxes and depreciation and amortization by reportable segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net sales:
Wireless M2M Data Communications	$19,554	$12,869
Digital Multimedia, Networking and Wireline Security	902	1,316
	$20,456	$14,185
Gross profit:
Wireless M2M Data Communications	$5,939	$4,614
Digital Multimedia, Networking and Wireline Security	516	758
	$6,455	$5,372
Operating earnings before tax:
Wireless M2M Data Communications	$54	$798
Digital Multimedia, Networking and Wireline Security	91	176
Unallocated Corporate	(124)	(78)
	$21	$896
Depreciation and amortization:
Wireless M2M Data Communications	$611	$327
Digital Multimedia, Networking and Wireline Security	20	54
Unallocated Corporate	120	108
	$751	$489

Certain corporate expenses are allocated to the segments based on segment revenues.

 Summarized below are the Company’s unaudited identifiable assets at March 31, 2008 and audited identifiable assets at December 31, 2007:

(In thousands)	March 31,	December, 31
Identifiable assets:	2008	2007
Wireless M2M Data Communications	$62,756	$57,271
Digital Multimedia, Networking and Wireline Security	3,829	3,972
Unallocated Corporate	11,995	12,855
	$78,580	$74,098

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This report on Form 10-Q contains forward- looking statements with respect to Numerex future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities in the wireless data business. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. Numerex cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this press release, and Numerex assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues, difficulties associated with integrating Orbit One's business and transcending it to an enterprise model, the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time, variations in quarterly operating results, delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statements.

Overview

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements.

Net sales increased 44.2% to $20.5 million for the three-month period ended March 31, 2008 as compared to $14.2 million for the three-month period ended March 31, 2007.  We continued to see substantial growth in our Wireless M2M Data Communications hardware and services.

We recognized a net loss for the first quarter ended March 31, 2008 of  $218,000, or ($0.02) per basic and diluted share, compared to net income of $427,000, or $0.03 per basic and diluted share for the first quarter ended March 31, 2007.

While the Company's organic M2M business exhibited strong results, the loss for the first quarter of 2008 is primarily attributable to the recently acquired satellite solutions business, which recorded a pre-tax loss of over $750,000. Although existing opportunities in the government and emergency services sectors have improved, transitioning the satellite solutions business to enterprise markets has taken longer than expected. The Company is in the process of analyzing a re-alignment of products, markets and distribution channels, and evaluating the division's management in order to improve execution to bring performance back into line with expectations. As a result of these anticipated actions and the recognition of deferred revenue in later quarters of the year, the first quarter 2008 satellite solutions loss is not expected to be indicative of the results for the full year.

We recognized operating earnings of $21,000 for the three months ended March 31, 2008 compared to operating earnings of $896,000 for the three months ended March 31, 2007.  The decrease in operating earnings is primarily impacted by an increase in materials cost of sales, and selling, general and administrative (“SG&A) expenses for our satellite M2M unit, which we did not have in three months ended March 31, 2007.

Critical Accounting Policies and Estimates

The MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of net sales, expenses, assets, and liabilities during the periods reported.  Estimates are used when accounting for certain items such as unbilled revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes and valuation of intangible assets.  We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances.  We believe that certain significant accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

For additional information regarding the Company’s critical accounting policies see Note B to the Condensed Consolidated Financial Statements included in Part 1, Item 1 above.   Also, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the condensed consolidated financial statements contained herein.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007:

Net Sales

Net sales for our reportable segments for the three months ended March 31, 2008 and 2007 are summarized in the following table:

	Three Months Ended
	March 31,
			Amount	Percent
(In thousands)	2008	2007	Change	Change
Net sales:
Wireless M2M Data Communications
Hardware	$13,421	$8,913	$4,508	50.6%
Service	6,133	3,956	2,177	55.0%
Subtotal	19,554	12,869	6,685	51.9%
Digital Multimedia, Networking and Wireline Security
Hardware	202	361	(159)	(44.0)%
Service	700	955	(255)	(26.7)%
Subtotal	902	1,316	(414)	(31.5)%
Total net sales	$20,456	$14,185	$6,271	44.2%

Net sales for our Wireless M2M Data Communications segment increased 51.9% to $19.6 million for the three-month period ended March 31, 2008 as compared to $12.9 million for the three-month period ended March 31, 2007.  The increase in total sales for the three months for the Wireless M2M Data Communications segment was due to an increase in both hardware and service sales.

For the three month period ended March 31, 2008, hardware sales in Wireless M2M Data Communications increased 50.6% to $13.4 million from $8.9 million in the prior year period. The increase in Wireless M2M Data Communications hardware sales for the three months ended March 31, 2008 versus the same three month period in 2007 was primarily the result of continued demand for devices used for wireless communications between alarm installations and central monitoring stations and wireless modules used in the door entry control solution used by real estate agents and brokers.  We believe that the Federal Communications Commission (FCC) ruling which allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service and only provide digital service as of February 18, 2008 helped further increase our hardware sales.  Across our Wireless M2M Data Communications product lines, hardware sales for the three months ended March 31, 2008 increased by 114.9% to 187,000 units as compared to 87,000 units for the three months ended March 31, 2007.

During the three month period ended March 31, 2008, Wireless M2M Data Communications service sales increased 55.0% to $6.1 million as compared to $4.0 million for the three month period ended March 31, 2007.  These increases were primarily due to an increase in the number of connections to our wireless network during the three month periods ended March 31, 2008.  Connection increases were generated by sales of our security hardware as well as by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.  Our wireless connections for the three month period ended March 31, 2008 increased to over 500,000, a 63% increase in connections over the three month period ended March 31, 2007.  The increase in connections was achieved in the midst of the FCC ruling which allowed carriers to cease providing analog service and only provide digital service as of February 18, 2008.  Our growth was also attributable to increased connections from wireless modules used in door entry control solution used by real estate agents and brokers.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 31.5% to $902,000 for the three months ended March 31, 2008 compared to $1.3 million for the three months ended March 31, 2007.  The decrease in net sales for the three months ended March 31, 2008 is due to a decrease in sales of our interactive videoconferencing hardware as well as a decrease in our installation and integration services.

For the three months ended March 31, 2008, hardware sales from Digital Multimedia, Networking and Wireline Security decreased 44% to $202,000 as compared to $361,000 for the three months ended March 31, 2007.  The sales of our interactive videoconferencing hardware (PowerPlay), which is sold indirectly to distance-learning customers, decreased for the three months comparable periods. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

For the three months ended March 31, 2008, Digital Multimedia, Networking and Wireline Security services revenues decreased 26.7% to $700,000 compared to $955,000 for the three months ended March 31, 2007.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the three month comparable period in 2007 is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three months ended March 31, 2008 and 2007 are summarized in the following table:

	Three Months Ended
	March 31,
			Amount	Percent
(In thousands)	2008	2007	Change	Change
Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$12,051	$7,329	$4,722	64.4%
Cost of service sales	1,564	926	638	68.9%
Subtotal	13,615	8,255	5,360	64.9%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	110	280	(170)	(60.7)%
Cost of service sales	276	278	(2)	(00.7)%
Subtotal	386	558	(172)	(30.8)%
Total cost of sales	$14,001	$8,813	$5,188	58.9%

Cost of hardware sales for our Wireless M2M Data Communications segment increased 64.4% to $12.1 million for the three months ended March 31, 2008 as compared to $7.3 million for the three months ended March 31, 2007.  The increase in cost of hardware sales for our Wireless M2M Data Communications segment for the three months ended March 31, 2008 was primarily the result of higher hardware sales volume as a result of our decision to focus on our new strategy of securing network connections and long term recurring revenues at the expense of short term hardware margins.

Cost of service sales for our Wireless M2M Data Communications segment increased 68.9% to $1.6 million for the three months ended March 31, 2008 as compared to $900,000 for the three months ended March 31, 2007.  The increase in cost of service sales for the Wireless Data Communications segment is directly correlated to the increase in wireless connections.

Cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment decreased 60.7% to $110,000 for the three months March 31, 2008 as compared to $280,000 for the three months ended March 31, 2007.  The decrease in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for the three months ended March 31, 2008 was primarily the result of lower hardware sales volume of our interactive videoconferencing hardware (PowerPlay).

Gross Profit

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Total net sales	$20,456	$14,185
Total cost of sales	14,001	8,813
Gross profit	$6,455	$5,372
Gross profit percent	31.6%	37.9%

Gross profit, as a percentage of net sales, was 31.6% for the three month period ended March 31, 2008 compared to 37.9% for the three month period ended March 31, 2007.  This decrease is due to the adoption of a revised pricing model in the wireless security unit to secure network connections and long term recurring revenues at the expense of short term margins. As a result, hardware gross profit declined to 10.2% in the first quarter of 2008 from 17.8% in the same quarter last year.  Also, our service gross profit declined to 74.5% in the first quarter of 2008 from 76.6% in the same quarter last year.  The service gross margin decrease is due to the transition of analog to digital.

Operating, Interest and Other Expenses

Operating earnings, interest and other expenses for the Company for the three months ended March 31, 2008 and 2007 are summarized in the following table:

	Three Months Ended
	March 31,
			Percent
(In thousands)	2008	2007	Change
Selling, general, and administrative expenses	$5,015	$3,613	38.8%
Research and development expenses	530	$288	84.0%
Bad debt expense	138	86	60.0%
Depreciation and amortization	751	469	60.1%
Operating earnings	21	896	(97.7)%
Interest expense	403	146	176.0%
Other expense	2	9	nm
Earnings (loss) before income tax	(384)	761	nm
Provision (benefit) for income tax	166	314	nm
Net earnings (loss)	$(218)	$427	(151.1)%

Selling, general, and administrative expenses increased 38.8% to $5.0 million for the three months ended March 31, 2008 as compared to $3.6 million for the three months ended March 31, 2007.  The increase for the three months ended March 31, 2008 is primarily due to expenses associated with our satellite M2M unit which we acquired on July 31, 2007.    Six of the seven net new hires during this quarter were sales or marketing employees and part of the increase reflects higher salary and commission payments. In addition, the Company finished a complete re-branding and promotional exercise in the first quarter of 2008 resulting in additional marketing expenses.  Additionally, stock-based compensation, operational, facilities and related expenses were higher due to our growth and professional fees are greater in the three months ended March 31, 2008.

Research and development expenses increased 84.0% to $.5 million for the three-month period ended March 31, 2008 as compared to $.3 million for the three-month period ended March 31, 2007.  The increase for the three months ended March 31, 2008 is primarily due to expenses associated with our satellite M2M unit that we did not have in the same three months period ended March 31, 2007.  Additional expenses were incurred in connection with new projects that have not reached technical feasibility; therefore, work on these projects was expensed as incurred.

Bad debt expense increased to $138,000 for the quarter ended March 31, 2008 from $86,000 in the same quarter in 2007.    Bad debt expense increased over the prior year period due to an increase in the bad debt allowance for the three months ended March 31, 2008.  We increased our reserves for specific customers as well increased the general reserve due to the increase in our revenues as compared to the three months ended March 31, 2007.

Operating depreciation and amortization expense increased 60.1% to $751,000 for the three-month period ended March 31, 2008 as compared to $469,000 for the three-month period ended March 31, 2007.  The increase for the three months ended March 31, 2008 is primarily due to expenses associated with our satellite M2M unit that we did not have in the same three months period ended March 31, 2007.  Additionally, this increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

Net interest expense increased for the three months ended March 31, 2008 to $403,000 as compared to $146,000 for the three months ended March 31, 2007.  This increase was primarily due to interest income that we had from $6.1 million short-termed investments for the three months ended March 31, 2007 that we did not have for the three months ended March 31, 2008.

We recorded an income tax benefit of $166,000 for the three months ended March 31, 2008 as compared to an income tax provision of $314,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

We had working capital of $17.8 million as of March 31, 2008 compared to working capital of $20.0 million at December 31, 2007.  We had cash balances of $6.8 million and $7.4 million as of March 31, 2008 and December 31, 2007, respectively.

The following tables show information about our cash flows and liquidity positions during the three months ended March 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.
	For the Three Month Period
	Ended March 31,
(In thousands)	2008	2007
Net cash provided by (used in) operating activities	$2,289	$(1,507)
Net cash used in investing activities	(2,252)	(8,583)
Net cash provided by (used in) financing activities	(684)	348
Effect of exchange differences on cash	10	-
Net change in cash and cash equivalents	$(637)	$(9,742)

We provided cash from operating activities totaling $2.3 million for the three months ended March 31, 2008 compared to using cash totaling $1.5 million for the three months ended March 31, 2007.  The increase in cash provided by operating activities versus the comparable period of 2007 was primarily due to an increase in deferred revenue and accounts payable.

We used cash in investing activities totaling $2.3 million for the three months ended March 31, 2008 compared to $8.6 million for the three months ended March 31, 2007.   The decrease in cash used in investing activities was primarily due to the purchase of short-term investments in the prior year period.

We used cash in financing activities totaling $684,000 for the three months ended March 31, 2008 compared to generating cash from financing activities totaling $348,000 for the three months ended March 31, 2007.  The increase in cash used in financing activities versus the comparable period of 2007 was primarily due to the principle payments on Laurus Note C, as further discussed in Note B.4 of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our operating requirements through at least December 31, 2008.  This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company Notes, as further discussed in Note B4 of the Notes to Condensed Consolidated Financial Statements in this Quarter Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates.  These exposures are directly related to our normal funding and investing activities.

Inflation has not been a material factor affecting our business.

Our functional and reporting currency is the U.S. Dollar.  Fluctuations in foreign currency exchanges have not, and are not expected to have a material impact on our results of operations and liquidity.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We had no significant changes since the filing our Annual Report on Form 10-K for the year ended December 31, 2007 and the consolidated financial statements contained therein.  We are involved in litigation in the ordinary course of our business, both as a defendant and as a plaintiff.  While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that any pending matter will have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the information under “Forward-Looking Statements” included in this report.  At March 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None – not applicable.

Item 3.	Defaults Upon Senior Securities.

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

Through our website at www.numerex.com, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

May 12, 2008	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

May 12, 2008	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer