Form 10-Q
period 2008-06-30
NUMEREX CORP /PA/
filed 2008-08-11
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 30, 2008 an aggregate of 13,739,677 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp.
Condensed Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Hardware	$10,490	$10,113	$24,113	$19,388
Service	6,935	5,057	13,767	9,968
Total net sales	17,425	15,170	37,880	29,356
Cost of hardware sales	9,013	9,168	21,175	16,777
Cost of services	2,143	1,282	3,982	2,485
Gross Profit	6,269	4,720	12,723	10,094
Selling, general, and administrative expenses	5,047	3,866	10,062	7,480
Research and development expenses	485	334	1,015	622
Bad Debt Expense	125	162	263	249
Depreciation and amortization	766	530	1,516	1,020
Operating earnings (loss)	(154)	(172)	(133)	723
Interest expense	(407)	(356)	(810)	(502)
Other income	(2)	(9)	(3)	(17)
Earnings (loss) before tax	(563)	(537)	(946)	204
Provision (benefit) for income tax	(380)	(214)	(546)	100
Net earnings (loss)	$(183)	$(323)	$(400)	$104

Basic earnings (loss) per common share	$(0.01)	$(0.02)	$(0.03)	$0.01
Diluted earnings (loss) per common share	$(0.01)	$(0.02)	$(0.03)	$0.01
Number of shares used in per share calculation
Basic	13,736	13,156	13,731	13,081
Diluted	13,736	13,156	13,731	13,780

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,165	$7,425
Accounts receivable, less allowance for doubtful accounts of $1,011 at June 30, 2008 and $1,009 at December 31, 2007:	14,018	16,396
Inventory	10,468	10,059
Prepaid expenses and other current assets	2,350	1,885
Deferred tax asset	770	770
TOTAL CURRENT ASSETS	33,771	36,535

Property and equipment, net	1,969	2,003
Goodwill, net	26,115	22,603
Other intangibles, net	6,515	6,940
Software, net	3,354	3,486
Other assets - long-term	404	526
Deferred tax asset - long-term	2,489	2,005
TOTAL ASSETS	$74,617	$74,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,994	$10,299
Other current liabilities	2,041	2,311
Note payable	2,568	2,568
Deferred revenues	2,750	1,328
Obligations under capital leases	40	44
TOTAL CURRENT LIABILITIES	16,393	16,550

LONG TERM LIABILITIES
Obligations under capital leases and other long-term liabilities	445	486
Note payable – net of current portion	8,913	10,197
TOTAL LONG TERM LIABILITIES	9,358	10,683

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000, issued 14,923,886
shares at June 30, 2008 and 14,706,101 shares at December 31, 2007	49,264	47,455
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	4,005	3,427
Treasury stock, at cost, 1,185,809 shares on June 30, 2008 and
December 31, 2007	(5,053)	(5,053)
Accumulated other comprehensive earnings (loss)	8	(6)
Retained earnings	642	1,042
TOTAL SHAREHOLDERS' EQUITY	48,866	46,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,617	$74,098

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the six month period
	ended June 30,
	2008	2007
Operating activities:
Net earnings (loss)	$(400)	$104
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	392	307
Amortization	1,124	714
Allowance for doubtful accounts	263	249
Inventory Reserves	(2)	58
Non-cash interest expense	243	73
Share based payment expense	578	410
Stock issued in lieu of directors fees	31	-
Deferred income taxes	(484)	87
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	2,087	(4,597)
Inventory	(406)	(2,854)
Prepaid expenses & interest receivable	(438)	78
Other assets	25	(125)
Accounts payable	(1,305)	3,215
Other current liabilities	(104)	(155)
Deferred revenue	1,422	330
Income taxes	(172)	(288)
Net cash provided by (used in) operating activities	2,854	(2,394)
Investing activities:
Purchase of property and equipment	(358)	(319)
Purchase of intangible and other assets	(568)	(764)
Purchase of short-term investment	-	(8,050)
Purchase of assets of Orbit One Communications, Inc	(1,806)	-
Net cash used in investing activities	(2,732)	(9,133)
Financing activities:
Proceeds from exercise of common stock options	73	519
Principal payments on capital lease obligations	(41)	(55)
Principal payments on notes payable and debt	(1,429)	-
Net cash provided by (used in) financing activities	(1,397)	464
Effect of exchange differences on cash	15	(10)
Net decrease in cash and cash equivalents	(1,260)	(11,073)
Cash and cash equivalents at beginning of year	7,425	20,384
Cash and cash equivalents at end of year	$6,165	$9,311
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	616	316
Income taxes	111	17
Disclosure of non-cash activities:
Non-cash interest	243	100
Non-cash deferred income taxes	562	213
Disclosure of non-cash investing activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	1,706	100

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(unaudited)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total
Balance, December 31, 2007	14,706	$47,455	$3,427	$(5,053)	$(6)	$1,042	$46,865
Issuance of shares under Directors
Stock Plan	4	30	-	-	-	-	30
Issuance of shares in connection with
employee stock option plan	14	73	-	-	-	-	73
Issuance of shares in connection with purchase of Airdesk, Inc.	200	1,706	-	-	-	-	1,706
Share-based payments	-	-	578	-	-	-	578
Translation adjustment	-	-	-	-	14	-	14
Net Loss	-	-	-	-	-	(400)	(400)

Balance, June 30, 2008	14,924	$49,264	$4,005	$(5,053)	$8	$642	$48,866

NUMEREX, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2007 and the consolidated financial statements contained therein.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Nature of Business

Numerex Corp. offers a broad choice of secure machine-to-machine (M2M) network services and solutions. Numerex offers three service platforms - Networx, Techworx, and Flexworx - that companies choose to power their M2M solutions.  The Company offers its M2M products and services through a variety of brands including Uplink and Orbit One. Numerex is headquartered in Atlanta, Georgia.

2. Principles of Consolidation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.   All intercompany accounts and transactions have been eliminated in consolidation.

 3.              Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves are as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Raw materials	$2,562	$4,086
Work-in-progress	47	51
Finished goods	8,197	6,262
Less reserve for obsolescence	(338)	(340)
Inventory, net	$10,468	$10,059

4.              Notes Payable and Warrants

On May 30, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) with a non-convertible term note in the principal amount of $5 million (“Note B”), and a warrant to purchase up to 241,379 shares of our common stock.  Interest accrues on Note B at a rate of 9.75% annually.  The note has a four year term and is secured by substantially all of our assets.  Interest under Note B must be paid in cash.  The principal balance on Note B is due and payable in cash on May 30, 2010.

On December 29, 2006, the Company completed a private placement to Laurus of (i) a convertible term note in the principal amount of $10 million (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock.  Interest accrues on Note C at a rate of 9.50% annually. Note C has a four year term and is secured by substantially all of our assets.  Note C principal reductions began in July 2007 and will continue for the next 42 months with final payment due in December 2010. Interest and principal under Note C may be paid in either cash or, subject to certain conditions, in shares of our common stock.  The Company may only use common stock to make payments on Note C if the price per share of our common stock for the required number of trading days immediately prior to conversion is greater than $11.41.  The holder of Note C may convert the entire principal amount of Note C, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $10.37 per share.

In consideration of the above private placements and other private placements for term, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

	Common
Number	Stock
of	Exercise	Expiration
Securities	Price	Date
150,000	$4.75	January 13, 2011
100,000	$5.17	January 13, 2011
116,000	$5.99	January 13, 2011
50,000	$5.51	January 28, 2012
50,000	$5.72	January 28, 2012
241,379	$7.73	May 30, 2013
158,562	$10.13	December 29, 2013

5.	Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”)  for the three months ended June 30, 2008 was $284,000 as compared to $237,000 for the three months ended June 30, 2007.  Stock-based compensation expense for the six months ended June 30, 2008 was $577,000 as compared to $410,000 for the six months ended June, 2007.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2008, net of estimated forfeitures, is $2.1 million and is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the Company's stock option activity and related information for the six months ended June 30, 2008 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life (Years)	Value

Outstanding, at December 31, 2007	1,926,222	$6.06
Options granted	92,000	7.26
Options exercised	(13,750)	5.02
Options cancelled	(30,250)	7.80
Options expired	-	-
Outstanding, June 30, 2008	1,974,222	$6.09	5.94	$ 3,516,090
Exercisable, June 30, 2008	1,319,660	$5.42	4.69	$ 3,067,937

The following table summarizes information related to stock options outstanding at June 30, 2008:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$1.00 – $ 4.00	510,665	4.44	$3.01	472,165	$2.93
$4.01 – $ 8.00	934,807	6.50	$5.91	542,432	$5.35
$8.01 – $ 12.94	528,750	6.39	$9.40	305,063	$9.40
	1,974,222	5.94	$6.09	1,319,660	$5.42

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  The key assumptions used in the valuation model during the six months ended June 30, 2008 are provided below:

Six Months
Ended
June 30,
2008
Valuation Assumptions:
Volatility	57.64%
Expected term (years)	6.3
Risk free interest rate	3.20%
Dividend yield	0.00%

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

As of June 30, 2008 the Company had $385,000 of unrecognized tax benefits inclusive of interest and penalties of $86,000, of which $135,000 would impact the Company's effective tax rate if recognized. The Company anticipates recording unrecognized tax benefits related to state and local income taxes of approximately $88,000 inclusive of interest and penalties of approximately $24,000 and $12,250 respectively for the year ended December 31, 2008. This increase in liability would impact the company's effective tax rate if recognized. The Company did not incur a material change to unrecognized tax benefits for the six months ending June 30, 2008.

The Company recorded a tax benefit of $546,000 for the six months ended June 30, 2008 as compared to a tax provision of $100,000 for the six months ended June 30, 2007 representing effective tax rates of   57.7% and 49.0%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current and prior year resulted primarily from state tax accruals and Incentive Stock Option expenses. The Company will recognize deferred tax expense in 2008 primarily related to the utilization of NOLs. The Company did not recognize deferred tax expense in 2006 before the release of the valuation allowance.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Common Shares:
Weighted average common shares outstanding	13,736	13,156	13,731	13,081
Dilutive effect of common stock equivalents	-	-	-	699
Total	13,736	13,156	13,731	13,780

Net earnings (loss)	$(183)	$(323)	$(400)	$104

Net earnings (loss) per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$0.01
Diluted	$(0.01)	$(0.02)	$(0.03)	$0.01

For the six months ended June 30, 2007, we excluded antidilutive options of 51,000 shares of common stock and common stock equivalents from the computation of diluted earnings per share.  We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

    8.               Recent Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively.  Early application of this FSP is prohibited.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount must be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The FSP is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented.  The Company is currently evaluating the impact of the FSP on our consolidated financial statements.

In April 2008, the FASB issued Statement No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141(R), Business Combinations—revised (“FAS 141(R)”), and other GAAP. FAS 142-3 will be effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

Staff Accounting Bulletin 110 (SAB 110) issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating expected lives of share options granted after December 31, 2007. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

In December 2007, the FASB issued FAS 141(R) which provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS 141(R) will be effective for all business combinations consummated beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

NOTE C – LIQUIDITY

The Company believes that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations; a material adverse change in the Company’s operating business or a default under the Company’s notes.

NOTE D – ACQUISITIONS

Orbit One Communications, Inc. Acquisition

On July 31, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  In accordance with the Asset Purchase Agreement (the Agreement), in January 2008 we paid Orbit One $1.8 million in cash after a certain customer agreement was extended as well as other conditions were met, which resulted in an increase in goodwill and a corresponding increase in common stock.  In addition, if certain revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) performance objectives and milestones are achieved, subsequent payments could include additional cash payments of $2.5 million as well as shares of Numerex Corp’s common stock.  If all earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.  At December 31, 2007, Orbit One satisfied certain contractual milestones which would, under the terms of the acquisition Agreement, result in the release of additional shares.  These shares, however, remain in escrow and the formerly paid $1.8 million noted above is being disputed as part of the legal action described more fully in the “Subsequent Events” paragraph of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Airdesk, Inc. Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  On January 1, 2008, the asset purchase agreement was amended to remove performance targets on 200,000 un-issued shares with 60,000 shares to be issued on April 1, 2008, 60,000 shares to be issued on April 1, 2009 and the balance of 80,000 shares to be issued on April 1, 2010.   Since these shares were only time contingent, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price on the date of the amendment was $8.53 per share

NOTE E- SUBSEQUENT EVENTS

No significant changes have occurred since the filing our Annual Report on Form 10-K for the year ended December 31, 2007 and the consolidated financial statements contained therein.

NOTE F – SEGMENT INFORMATION

Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  The Company has two reportable operating segments.  These segments are Wireless M2M Data Communications and Digital Multimedia, Networking and Wireline Security.  The Wireless M2M Data Communications segment is made up of all our wireless machine-to-machine communications hardware and service.  The Digital Multimedia, Networking and Wireline Security segment includes our networking hardware and service, video conferencing hardware, and our wireline security detection hardware.

The Company’s chief operating decision maker is the President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating earnings or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating earnings (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating profit/(loss) are reviewed on a consolidated basis.

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net sales:
Wireless M2M Data Communications	$15,654	$13,837	$35,207	$26,707
Digital Multimedia, Networking and Wireline Security	1,771	1,333	2,673	2,649
	$17,425	$15,170	$37,880	$29,356
Gross profit:
Wireless M2M Data Communications	$5,203	$4,012	$11,142	$8,627
Digital Multimedia, Networking and Wireline Security	1,066	708	1,581	1,467
	$6,269	$4,720	$12,723	$10,094
Operating earnings (loss) before tax:
Wireless M2M Data Communications	$(679)	$(189)	$(624)	$387
Digital Multimedia, Networking and Wireline Security	535	154	627	330
Unallocated Corporate	(10)	(137)	(136)	6
	$(154)	$(172)	$(133)	$723
Depreciation and amortization:
Wireless M2M Data Communications	$629	$356	$1,240	$684
Digital Multimedia, Networking and Wireline Security	10	46	30	100
Unallocated Corporate	127	128	246	236
	$766	$530	$1,516	$1,020

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets at June 30, 2008 and audited identifiable assets at December 31, 2007:

(In thousands)	June 30,	December 31
Identifiable assets:	2008	2007
Wireless M2M Data Communications	$58,365	$57,271
Digital Multimedia, Networking and Wireline Security	4,392	3,972
Unallocated Corporate	11,860	12,855
	$74,617	$74,098

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This report on Form 10-Q contains forward- looking statements with respect to Numerex future financial or business performance conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities in the wireless data business. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions.  Numerex cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.  These forward-looking statements speak only as of the date of this press release, and Numerex assumes no duty to update forward-looking statements.  Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements.

Net sales increased 15.0% to $17.4 million for the three-month period ended June 30, 2008 as compared to $15.2 million for the three-month period ended June 30, 2007. Net sales increased 29.0% to $37.9 million for the six-month period ended June 30, 2008 as compared to $29.4 million for the six-month period ended June 30, 2007. We continued to see growth in our Wireless M2M Data Communications business units due to demand for our network services.

We recognized a net loss for the second quarter ended June 30, 2008 of $183,000, or ($0.01) per basic and diluted share, compared to net loss of $323,000, or ($0.02) per basic and diluted share for second quarter ended June 30, 2007.  We recognized a net loss for the six months ended June 30, 2008 of $400,000, or ($0.03) per basic and diluted share, compared to net income of $104,000 or $0.01 per basic and diluted share for the six months ended June 30, 2007.

While our overall business continues to grow, we are experiencing lower than anticipated demand in some of our business units due to general economic uncertainty as well as the near-completion of the wireless technology transition from analog to digital which stimulated hardware sales during most of 2007 as well as the first quarter of 2008.  In addition, while our pipeline of future sales opportunities remains solid, we are anticipating a lower than expected sales close rate for the next two quarters.  We do expect revenue growth during the remainder of the year due to key customers that are in business sectors such as real estate, security, utilities, emergency services, vehicle tracking and asset monitoring.  We have also tightened our credit policies in response to the economic climate, in particular to our hardware-only market, which may impact revenues for the balance of the year.

We recognized an operating loss of $154,000 for the three months ended June 30, 2008 compared to operating loss of $172,000 for the three months ended June 30, 2007.  We had an operating loss of $133,000 for the six months ended June 30, 2008 as compared to operating earnings of $723,000 for the six months ended June 30, 2007.  The decrease in operating earnings is primarily impacted by an increase in materials cost of sales, and selling, general and administrative (SG&A) expenses for our satellite M2M unit, which we did not have in the three and six months ended June 30, 2007.

Critical Accounting Policies and Estimates

The MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported.  Estimates are used when accounting for certain items such as deferred revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes and valuation of intangible assets.  We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances.  There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

For additional information regarding our critical accounting policies see Note B to the Condensed Consolidated Financial Statements included in Part 1, Item 1 above.   Also, reference is made to our Annual Report on Form 10-K as amended for the year ended December 31, 2007 and the condensed consolidated financial statements contained therein.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007:

Net Sales

Net sales for our reportable segments for the three and six months ended June 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Net sales:
Wireless M2M Data Communications
Hardware	$9,442	$9,661	$(219)	-2%	$22,862	$18,574	$4,288	23%
Service	6,212	4,176	2,036	49%	12,345	8,133	4,212	52%
Subtotal	15,654	13,837	1,817	13%	35,207	26,707	8,500	32%
Digital Multimedia, Networking and Wireline Security
Hardware	1,048	452	596	132%	1,251	813	438	54%
Service	723	881	(158)	-18%	1,422	1,836	(414)	-23%
Subtotal	1,771	1,333	438	33%	2,673	2,649	24	1%
Total net sales	$17,425	$15,170	$2,255	15%	$37,880	$29,356	$8,524	29%

Net sales for our Wireless M2M Data Communications segment increased 13.0% to $15.7 million for the three-month period ended June 30, 2008 as compared to $13.8 million for the three-month period ended June 30, 2007.  Net sales for the six months ended June 30, 2008 increased 32.0% to $35.2 million as compared to $26.7 million for the six months ended June 30, 2007.  The increase in total net sales for the three and six month periods for the Wireless M2M Data Communications segment was due to an increase in both hardware sales and service revenue.

For the three-month period ended June 30, 2008, hardware net sales in Wireless M2M Data Communications decreased 2.0% to $9.4 million from $9.7 million in the prior year period.  For the six-month period, hardware net sales in Wireless M2M Data Communications increased 23.0% to $22.9 million as compared to $18.6 million in the prior year period. The decrease in Wireless M2M Data Communications hardware sales for the three months ended June 30, 2008 versus the same three month period in 2007 is primarily due to the stabilization of demand for wireless digital hardware as the date of the FCC ruling that allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service as of February 18, 2008, has passed.  The increase in Wireless M2M Data Communications hardware sales for the six months ended June 30, 2008 versus the same six month period in 2007 was primarily the result of demand, in the first quarter of 2008, for digital Uplink Security devices used for wireless communications between alarm installations and central monitoring stations as well as demand for our digital wireless module hardware.

During the three-month period ended June 30, 2008, Wireless M2M Data Communications service net sales increased 49.0% to $6.2 million as compared to $4.2 million for the three month period ended June 30, 2007.  For the six months ended June 30, 2008, Wireless M2M Data Communications service net sales increased 52.0% to $12.3 million as compared to $8.1 million for the same prior year period.  Connection increases were generated by sales of our security hardware as well as by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.  Our wireless connections for the three month period ended June 30, 2008 increased to over 617,000, a 68% increase in connections over the three month period ended June 30, 2007.  The increase in connections was achieved in the midst of the FCC ruling which allowed carriers to cease providing analog service and only provide digital service as of February 18, 2008.  Our growth was also attributable to increased connections from wireless modules used in door entry control solution used by real estate agents and brokers.

Net sales from Digital Multimedia, Networking and Wireline Security increased 33.0% to $1.8 million for the three-month period ended June 30, 2008 compared to $1.3 million for the three-month period ended June 30, 2007.  For the six-month period ended June 30, 2008 net sales from Digital Multimedia, Networking and Wireline Security increased 1.0% to $2.7 million compared to $2.6 million for the same prior year period.  Net sales for the three and six month period ended June 30, 2008 was due to an increase in hardware sales.

For the three-month period ended June 30, 2008, hardware sales from Digital Multimedia, Networking and Wireline Security increased 132.0% to $1.0 million as compared to $452,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2007 hardware sales increased 54% to $1.3 million compared to $813,000 for the same prior year period.  The increase in hardware sales for the three and six month period ended June 30, 2008 is due to an in in the sale of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

For the three months ended June 30, 2008, Digital Multimedia, Networking and Wireline Security service revenues decreased 18.0% to $723,000 compared to $881,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, service net sales decreased 23.0% to $1.4 million as compared to $1.8 million for the same prior year period.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the comparable three and six month periods is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and six months ended June 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$8,626	$8,908	$(282)	-3%	$20,677	$16,237	$4,440	27%
Cost of service sales	1,825	917	908	99%	3,388	1,843	1,545	84%
Subtotal	10,451	9,825	626	6%	24,065	18,080	5,985	33%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	387	272	115	42%	498	572	(74)	-13%
Cost of service sales	318	353	(35)	-10%	594	610	(16)	-3%
Subtotal	705	625	80	13%	1,092	1,182	(90)	-8%
Total cost of sales	$11,156	$10,450	$706	7%	$25,157	$19,262	$5,895	31%

Cost of hardware sales for our Wireless Data Communications segment decreased 3.0% to $8.6 million for the three months June 30, 2008 as compared to $8.9 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008 cost of hardware sales increased 27.0% to $20.7 million compared to $16.2 million for the same prior year period.  The decrease in cost of hardware sales for the our Wireless M2M Data Communications segment for the three months ended June 30, 2008 is primarily the result of lower hardware sales.  The increase in cost of hardware sales for our Wireless Data Communications segment for the six months ended June 30, 2008 was primarily the result of higher hardware net sales volumes as well as our decision to focus on our new strategy to secure network connections and long term recurring revenues at the expense of short term hardware margins.  As net sales of our wireless M2M hardware increases, the cost of this hardware also increases.

During the three-month period ended June 30, 2008, Wireless M2M Data Communications service net costs increased 99.0% to $1.8 million as compared to $917,000 for the three month period ended June 30, 2007.  For the six months ended June 30, 2008, Wireless M2M Data Communications service net costs increased 84.0% to $3.4 million as compared to $1.8 million for the same prior year period.  These increases were primarily due to an increase in the number of connections to our wireless M2M network during the three- and six-month periods ending June 30, 2008.  Net sales from connections to our network increased $2.0 million for the three-month period ended June 30, 2008 and $4.2 million for the six-month period ended June 30, 2008 compared to the same periods in 2007.  Connection increases were generated by sales of our security hardware as well as by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service net sales.

Cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment increased 42.0% to $387,000 for the three months June 30, 2008 as compared to $272,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008 cost of hardware sales decreased 13.0% to $498,000 compared to $572,000 for the same prior year period.  The increase in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for the three months ended June 30, 2008 was primarily the result of higher hardware sales volume in our interactive videoconferencing hardware (PowerPlay).  The decrease in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for the six months ended June 30, 2008 was primarily the result of lower hardware sales related to our wireline security product which generates lower margins than our interactive videoconferencing hardware.

Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 10.0% to $318,000 for the three months ended June 30, 2008 as compared to $353,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008 cost of service sales decreased 3.0% to $594,000 as compared to $610,000 for the same prior year period.  The decrease in cost of service sales for the Digital Multimedia, Networking and Wireline Security segment for the three and six months ended June 30, 2008 is in direct correlation to the decrease in services net sales for this segment.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Total net sales	$17,425	$15,170	$2,255	15%	$37,880	$29,356	$8,524	29%
Total cost of sales	11,156	10,450	706	7%	25,157	19,262	5,895	31%
Gross profit	$6,269	$4,720	$1,549	33%	$12,723	$10,094	$2,629	26%
Gross profit percent	36.0%	31.1%	68.7%		33.6%	34.4%	30.8%

Gross profit, as a percentage of net sales, was 36.0% for the three-month period ended June 30, 2008 compared to 31.1% for the three-month period ended June 30, 2007.  For the six months ended June 30, 2007, gross profit as a percentage of net sales was 33.6% compared to 34.4% for the same prior year period.  The total gross profit as a percentage of sales increased for the three months ended June 30, 2008 as compared to the same prior year period.  This increase in gross profit is due to two factors. The first is a change in the overall revenue mix. In the three month period ended June 30, 2007, service revenues were 33% of total revenues compared to 40% in the three month period ended June 30, 2008. This drives an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware. In addition, hardware margins improved in the three month period ended June 30, 2008 because of significantly lower unit sales of low-margin hardware related to the analog-to-digital transition and an increase in digital multimedia and satellite unit sales.  Total gross profit as a percentage of sales decreased for the six months ended June 30, 2008 compared to the same period in 2007.  This decrease was caused by our adoption of a revised pricing model in the wireless security unit to secure network connections and long term recurring revenues at the expense of short term hardware margins, as well as a write-off of analog inventory.  The decline in gross profit is also due to increased hardware sales which earn a lower gross margin and are a greater portion of total revenues for the current comparable period.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and six months ended June 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Selling, general, and administrative expenses	$5,047	$3,866	$1,181	31%	$10,062	$7,480	$2,583	35%
Research and development expenses	485	334	151	45%	1,015	622	393	63%
Bad debt expense	125	162	(37)	-23%	263	249	14	6%
Depreciation and amortization	766	530	236	45%	1,516	1,020	496	49%
Operating earnings (loss)	(154)	(172)	17	-10%	(133)	723	(856)	-118%
Interest expense	407	356	50	14%	810	502	308	61%
Other expense	2	9	(8)	-87%	3	17	(14)	-82%
Earnings (loss) before income tax	(563)	(537)	(25)	5%	(946)	204	(1,150)	nm
Income tax benefit (provision)	380	214	(213)	-100%	546	(100)	266	nm
Net earnings (loss)	$(183)	$(323)	$(239)	-95%	$(400)	$104	$(884)	nm

Selling, general, administrative and other expenses increased 31.0% to $5.0 million for the three months ended June 30, 2008 as compared to $3.9 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008 selling, general, administrative and other expenses increased 35.0% to $10.1 million compared to $7.5 million for the same prior year period.  The increase for the three and six months ended June 30, 2008 is primarily the result of higher expenses associated with our satellite M2M unit, which we acquired on July 31, 2007.    Six of the seven new hires during the six month period ended June 30, 2008 were sales or marketing employees and part of the increase reflects the payment of higher salary and commission payments to those employees. In addition, we finished a complete re-branding and promotional exercise in the first quarter of 2008 resulting in additional marketing expenses during the three month period ending June 30, 2008.  Additionally, stock-based compensation, operational, facilities and related expenses were higher due to our growth and professional fees related to litigation are greater in the three and six months ended June 30, 2008.

Research and development expenses increased 45.0% to $485,000 for the three-month period ended June 30, 2008 as compared to $334,000 for the three-month period ended June 30, 2007.  For the six months ended June 30, 2008 research and development expenses increased 63.0% to $1.0 million compared to $622,000 for the same prior year period.  The increase for the three and six months ended June 30, 2008 is primarily due to expenses associated with our satellite M2M unit that we did not have in the same three and six months period ended June 30, 2007.  Additional expenses were incurred in connection with new projects that have not reached technical feasibility; therefore, work on these projects was expensed as incurred.

Bad debt expense decreased to $125,000 for the quarter ended June 30, 2008 from $162,000 in the same quarter in 2007.  For the six months ended June 30, 2008 bad debt increased to $263,000 as compared to $249,000 for the same prior year period.  Bad debt expense increased over the prior year period as a result of an increase in the bad debt allowance in the current year period as a result of reserving for specific customers.

Operating expense depreciation and amortization expense increased 44.0% to $766,000 for the three-month period ended June 30, 2008 as compared to $530,000 for the three-month period ended June 30, 2007.  For the six months ended June 30, 2008 operating expense depreciation and amortization expense increased 49.0% to $1.5 million as compared to $1.0 million for the six months ended June 30, 2007.  The increase for the three and six months ended June 30, 2008 is primarily due to amortization expense associated with our satellite M2M unit that we did not have in the same three and six months period ended June 30, 2007.  Additionally, this increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

Interest expense increased for the three-month period ended June 30, 2008 to $407,000 as compared to $356,000 for the three-month period ended June 30, 2007.  For the six months ended June 30, 2008 interest expense increased to $810,000 as compared to $502,000 for the same prior year period.  This increase was primarily the result of interest expense related to our Notes payable.

We recorded a tax benefit of $546,000 for the six months ended June 30, 2008 as compared to an income tax provision of $100,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We had working capital of $17.3 million as of June 30, 2008 compared to a working capital of $20.0 million at December 31, 2007.  We had cash balances of $6.2 million and $7.4 million as of June 30, 2008 and December 31, 2007, respectively.

The following table shows information about our cash flows and liquidity positions during the six months ended June 30, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

	For the six month period
	ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$2,854	$(2,394)
Net cash used in investing activities	(2,732)	(9,133)
Net cash used in financing activities	(1,397)	464
Effect of exchange differences on cash	15	(10)
Net change in cash and cash equivalents	$(1,260)	$(11,073)

We provided cash from operating activities totaling $2.9 million for the six-month period ended June 30, 2008 compared to using cash of $2.4 million for the six-month period ended June 30, 2007.  The increase in cash provided by operating activities for the six months ended June 30, 2008 versus the comparable period of 2007 was primarily due to a decrease in accounts receivable and an increase in deferred revenue.  These were partially offset by a decrease in accounts payable, and an increase in prepaid expenses.

We used cash in investing activities totaling $2.7 million for the six-month period ended June 30, 2008 compared to $9.1 million for the six-month period ended June 30, 2007.   The decrease in cash used in investing activities was primarily due to cash used in the prior six-month period for the purchase of short-term investments.

We used cash in financing activities totaling $1.4 million for the six-month period ended June 30, 2008 compared to providing cash from financing activities of $464,000 for the six-month period ended June 30, 2007.  For the period ended June 30, 2008 cash used in financing activities was for payments on our notes payable.  For the period ended June 30, 2007 cash generated from financing activities was primarily due to the proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our operating requirements over the next twelve months.  This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company’s notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.

.As of June 30, 2008 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2008, we had $6.2 million in cash and cash equivalents. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

At June 30, 2008, we have obligations under a note payable and under capital leases, both of which have fixed interest rates.  We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows will not be material.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the information under “Forward-Looking Statements” included in this report.  At June 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None – not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on May 9, 2008 (the Annual Meeting).  At the Annual Meeting, the stockholders considered and approved the following proposals:

(1) Election of Directors.  The following sets forth the nominees who were elected Directors of the Company and the number of votes cast for or withheld:

Name	Votes For	Votes Withheld
Brian C. Beazer	11,135,402	55,432
George Benson	11,091,102	59,232
Nicholas A. Davidge	11,104,847	45,487
Matthew J. Flanigan	11,099,445	50,889
Stratton J. Nicolaides	11,105,845	44,489
John G. Raos	11,105,845	44,489
Andrew J. Ryan	11,105,845	44,489
Jeffrey O. Smith	10,819,437	330,897

(2)
Ratification of Appointment of Grant Thornton, LLP as Numerex’s independent registered accounting firm for the fiscal year ending December 31, 2008.  At the Annual Meeting, stockholders approved and ratified the selection of Grant Thornton, LLP as the independent auditors.

Votes For	Votes Against	Votes Withheld
11,145,702	38,132	7,000

Item 5.                      Other Information.

None - not applicable.

Item 6.                      Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NUMEREX CORP.
(Registrant)

August 11, 2008	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

August 11, 2008	/s/ Alan B. Catherall
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