Form 10-Q
period 2008-09-30
NUMEREX CORP /PA/
filed 2008-11-10
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 5, 2008 an aggregate of 14,161,614 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp.
Condensed Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Hardware	$11,632	$10,185	$35,745	$29,573
Service	7,345	5,799	21,112	15,767
Total net sales	18,977	15,984	56,857	45,340
Cost of hardware sales	9,663	9,096	30,838	25,874
Cost of services	2,634	1,536	6,755	4,020
Gross Profit	6,680	5,352	19,264	15,446
Selling, general, and administrative expenses	4,697	4,078	14,672	11,557
Research and development expenses	473	382	1,488	1,004
Bad Debt Expense	209	164	420	413
Depreciation and amortization	773	697	2,289	1,717
Operating earnings	528	31	395	755
Interest expense	(331)	(448)	(1,141)	(949)
Other income (expense)	5	(1)	2	(20)
Earnings (loss) before income tax	202	(418)	(744)	(214)
Provision (benefit) for income tax	125	(201)	(421)	(101)
Net earnings (loss)	$77	$(217)	$(323)	$(113)

Basic earnings (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.01)
Diluted earnings (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.01)
Number of shares used in per share calculation
Basic	13,742	13,187	13,735	13,117
Diluted	13,986	13,187	13,735	13,117

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,550	$7,425
Accounts receivable, less allowance for doubtful accounts of $1,300 at September 30, 2008 and $1,009 at December 31, 2007:	12,512	16,396
Inventory, net	8,645	10,059
Prepaid expenses and other current assets	1,709	1,885
Deferred tax asset	820	770
TOTAL CURRENT ASSETS	32,236	36,535

Property and equipment, net	1,730	2,003
Goodwill, net	26,116	22,603
Other intangibles, net	6,370	6,940
Software, net	3,346	3,486
Other assets - long-term	334	526
Deferred tax asset - long-term	2,397	2,005
TOTAL ASSETS	$72,529	$74,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,626	$10,299
Other current liabilities	2,075	2,311
Note payable	2,568	2,568
Deferred revenues	2,290	1,328
Obligations under capital leases	35	44
TOTAL CURRENT LIABILITIES	14,594	16,550

LONG TERM LIABILITIES
Obligations under capital leases and other long-term liabilities	425	486
Note payable - net of current portion	8,271	10,197
TOTAL LONG TERM LIABILITIES	8,696	10,683

COMMITMENTS AND CONTIGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000, issued 14,928,101
shares at September 30, 2008 and 14,706,101 shares at December 31, 2007	49,290	47,455
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	4,285	3,427
Treasury stock, at cost, 1,185,809 shares on September 30, 2008 and
December 31, 2007	(5,053)	(5,053)
Accumulated other comprehensive loss	(1)	(6)
Retained earnings	718	1,042
TOTAL SHAREHOLDERS' EQUITY	49,239	46,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,529	$74,098

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the nine month period
	ended September 30,
	2008	2007
Operating activities:-
Net loss	$(323)	$(113)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	593	492
Amortization	1,696	1,225
Allowance for doubtful accounts	420	413
Inventory reserves	(5)	38
Non-cash interest expense	364	213
Share based compensation expense	858	656
Stock issued in lieu of directors fees	49	-
Deferred income taxes	(442)	(29)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	3,497	(3,946)
Inventory	1,420	(4,497)
Prepaid expenses & interest receivable	143	322
Other assets	45	71
Accounts payable	(2,673)	521
Other current liabilities	(47)	55
Deferred revenue	963	2,255
Income taxes	(199)	(272)
Net cash provided by (used in) operating activities	6,359	(2,596)
Investing activities:
Purchase of property and equipment	(320)	(456)
Purchase of intangible and other assets	(987)	(1,113)
Purchase of short-term investment	-	(8,050)
Sale of short-term investment	-	8,003
Purchase of assets of Orbit One Communications, Inc	(1,807)	(5,884)
Net cash used in investing activities	(3,114)	(7,500)
Financing activities:
Proceeds from exercise of common stock options	80	545
Principal payments on capital lease obligations	(62)	(68)
Principal payments on notes payable and debt	(2,143)	(714)
Net cash used in financing activities	(2,125)	(237)
Effect of exchange rate differences on cash	5	(7)
Net increase (decrease) in cash and cash equivalents	1,125	(10,340)
Cash and cash equivalents at beginning of year	7,425	20,384
Cash and cash equivalents at end of year	$8,550	$10,044
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	900	693
Income taxes	180	17
Disclosure of non-cash activities:
Non-cash interest	364	213
Non-cash deferred income taxes	442	282
Disclosure of non-cash investing activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	1,706	1,018

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total
Balance, December 31, 2007	14,706	$47,455	$3,427	$(5,053)	$(6)	$1,042	$46,865
Issuance of shares under Directors
Stock Plan	7	49	-	-	-	-	49
Issuance of shares in connection with
employee stock option plan	15	80	-	-	-	-	80
Issuance of shares in connection with purchase of Airdesk, Inc.	200	1,706	-	-	-	-	1,706
Share-based payments	-	-	858	-	-	-	858
Translation adjustment	-	-	-	-	5	-	5
Net loss	-	-	-	-	-	(323)	(323)

Balance, September 30, 2008	14,928	$49,290	$4,285	$(5,053)	$(1)	$718	$49,239

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2007 and the consolidated financial statements contained therein.

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

 3.              Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

The components of inventory, net of reserves consists of the following:

	September 30,	December 31,
(In thousands)	2008	2007
Raw materials	$1,738	$4,086
Work-in-progress	15	51
Finished goods	7,227	6,262
Less reserve for obsolescence	(335)	(340)
Inventory, net	$8,645	$10,059

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

In consideration of the above private placements and other private placements for term notes, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

	Common
Number	Stock
of	Exercise	Expiration
Securities	Price	Date
150,000	$4.75	January 13, 2011
100,000	$5.17	January 13, 2011
116,000	$5.99	January 13, 2011
50,000	$5.51	January 28, 2012
50,000	$5.72	January 28, 2012
241,379	$7.73	May 30, 2013
158,562	$10.13	December 29, 2013

5.	Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”)  for the three months ended September 30, 2008 and 2007 was $280,000 and $246,000, respectively.  Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $858,000 and $656,000, respectively.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2008, net of estimated forfeitures, is $2.2 million and is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the Company's stock option activity and related information for the nine months ended September 30, 2008 follows:

		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Life (Years)	Value

Outstanding, at December 31, 2007	1,926,222	$6.06
Options granted	119,500	6.62
Options exercised	(15,350)	4.91
Options cancelled	(50,250)	7.86
Options expired	-	-
Outstanding, September 30, 2008	1,980,122	$6.05	5.72	$ 541,382
Exercisable, September 30, 2008	1,338,935	$5.44	5.44	$ 538,722

The weighted-average fair value of options granted during the nine months ended September 30, 2008 and September 30, 2007 was $4.01 and $5.18, respectively.  The total intrinsic value for options exercised during the nine months ended September 30, 2008 and 2007 was $44,543 and $757,982, respectively.

The following table summarizes information related to stock options outstanding at September 30, 2008:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$1.00 – $ 4.00	507,065	4.18	$ 3.00	469,065	$ 2.92
$ 4.01 – $ 8.00	956,307	6.34	$ 5.86	565,307	$ 5.39
$ 8.01 – $ 12.94	516,750	6.09	$ 9.40	304,563	$ 9.39
	1,980,122	5.72	$ 6.05	1,338,935	$ 5.44

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  The key assumptions used in the valuation model during the nine months ended September 30, 2008 are provided below:

	Nine Months Ended
	September 30,
	2008	2007
Valuation Assumptions:
Volatility	65.26%	56.30%
Expected term	6.25 years	6.25 years
Risk free interest rate	3.25%	4.37%
Dividend yield	0.00%	0.00%

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

As of September 30, 2008 the Company had $385,000 of unrecognized tax benefits inclusive of interest and penalties of $86,000, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording unrecognized tax benefits related to state and local income taxes of approximately $85,000 inclusive of interest and penalties of approximately $25,000 and $12,250 respectively for the year ended December 31, 2008. This increase in liability would impact the company's effective tax rate if recognized. The Company did not incur a material change to unrecognized tax benefits for the nine months ending September 30, 2008.

The Company recorded a tax benefit of $421,000 for the nine months ended September 30, 2008 as compared to a tax benefit of $101,000 for the nine months ended September 30, 2007 representing effective tax rates of   56.6% and 47.2%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current and prior year resulted primarily from state tax accruals and Incentive Stock Option expenses. The Company will recognize deferred tax expense in 2008 primarily related to the utilization of NOLs.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

7. Earnings/(Loss) Per Share

Basic net earnings (loss) per common share are based on the weighted-average number of common shares outstanding. For periods in which we have net earnings, diluted net earnings per common share are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Common Shares:
Weighted average common shares outstanding	13,742	13,187	13,735	13,117
Dilutive effect of common stock equivalents	244	-	-	-
Total	13,986	13,187	13,735	13,117

Net earnings (loss)	$77	$(217)	$(323)	$(113)

Net earnings (loss) per common share:
Basic	$0.01	$(0.02)	$(0.02)	$(0.01)
Diluted	$0.01	$(0.02)	$(0.02)	$(0.01)

Because of the antidulitive effect of the net loss, potential common shares resulting from options, convertible debt and warrants were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007.  For the nine months ended September 30, 2008, options to purchase 474,000 shares of common stock and common stock equivalents, would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.  For the three months ended September 30, 2007, options to purchase 1,810,000 and for the nine months ended September 30, 2007 options to purchase 1,740,000 shares of common stock and common stock equivalents, would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

With the acquisition of Orbit One Communications, the Company could issue an additional 1,571,729 shares of the Company’s common stock.  These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

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

Staff Accounting Bulletin 110 (SAB 110) issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating expected lives of share options granted after December 31, 2007.  The Company has continued to use the simplified method to estimate the expected term of its stock options.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations," (“SFAS 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) will be effective for all business combinations consummated beginning January 1, 2009. Earlier adoption is not permitted.  The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its effective date.

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

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. SFAS 157 does not require any new fair value measurements. It applies to accounting pronouncements that already require or permit fair value measures. As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is currently assessing the potential effect on its consolidated financial statements of the adoption of SFAS 157 for its non-financial assets and liabilities, which the Company will adopt on January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

NOTE D – ACQUISITIONS

Orbit One Communications, Inc. Acquisition

On July 31, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  In accordance with the Asset Purchase Agreement (the Agreement), in January 2008 we paid Orbit One $1.8 million in cash after a certain customer agreement was extended as well as other conditions were met, which resulted in an increase in goodwill.  In addition, if certain revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) performance objectives and milestones are achieved, subsequent payments could include additional cash payments of $2.5 million as well as shares of Numerex Corp’s common stock.  If all earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.  At December 31, 2007, Orbit One satisfied certain contractual milestones which would, under the terms of the acquisition Agreement, result in the release of additional shares.  These shares, however, remain in escrow and the January 2008 payment of $1.8 million noted above is being disputed as part of the legal action described more fully in the “Subsequent Events” paragraph of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Airdesk, Inc. Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  On January 1, 2008, the asset purchase agreement was amended to remove performance targets on 200,000 un-issued shares with 60,000 shares to be issued on April 1, 2008, 60,000 shares to be issued on April 1, 2009 and the balance of 80,000 shares to be issued on April 1, 2010.   Since these shares were only time contingent, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price of our common stock on the date of the amendment was $8.53 per share.

NOTE E- SUBSEQUENT EVENTS

Ublip Acquisition

On October 9, 2008 the Company completed the acquisition of Ublip, Inc. (“Ublip”).  The results of Ublip’s operations will be included in the consolidated financial statements from October 9, 2008.   Ublip is a M2M software and services company based in Dallas, Texas operating in the United States.

The assets acquired consist of computer equipment, software, inventory, accounts receivable, and other intellectual property, including Ublip’s ‘Foundation’ software.

Ublip was merged into a wholly-owned subsidiary of Numerex and will be fully integrated into the Company’s operations.  The aggregate purchase price of approximately $1.7 million, consists of  405,000 shares of restricted Numerex Class A Common Stock, valued at $1.4 million, using the average selling price on the date of the acquisition of $3.56 per share, and approximately $280,000 in cash.

The company is in the process of engaging an external appraisal firm to allocate the purchase price based on the assets fair values.  The Company expects the primary intangible assets to be software, customer relationships and goodwill.

Goodwill will be assigned to the wireless M2M data communications segment and the goodwill will not be deductible for income tax purposes.

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net sales:
Wireless M2M Data Communications	$16,721	$14,837	$51,929	$41,544
Digital Multimedia, Networking and Wireline Security	2,256	1,147	4,928	3,796
	$18,977	$15,984	$56,857	$45,340
Gross profit:
Wireless M2M Data Communications	$5,354	$4,704	$16,358	$13,331
Digital Multimedia, Networking and Wireline Security	1,326	648	2,906	2,115
	$6,680	$5,352	$19,264	$15,446
Operating earnings (loss) before tax:
Wireless M2M Data Communications	$(61)	$40	$(693)	$680
Digital Multimedia, Networking and Wireline Security	857	121	1,492	450
Unallocated Corporate	(268)	(130)	(404)	(375)
	$528	$31	$395	$755
Depreciation and amortization:
Wireless M2M Data Communications	$621	$520	$1,861	$1,204
Digital Multimedia, Networking and Wireline Security	8	47	38	147
Unallocated Corporate	144	130	390	366
	$773	$697	$2,289	$1,717

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets at September 30, 2008 and audited identifiable assets at December 31, 2007:

(In thousands)	September 30,	December 31
Identifiable assets:	2008	2007
Wireless M2M Data Communications	$55,591	$57,271
Digital Multimedia, Networking and Wireline Security	3,339	3,972
Unallocated Corporate	13,599	12,855
	$72,529	$74,098

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues, difficulties associated with integrating Ublip’s and Orbit One’s business, the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time, variations in quarterly operating results, delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statements.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements in this Quarterl Report on Form 10-Q for the period ended September 30, 2008.

Net sales increased 19% to $19.0 million for the three-month period ended September 30, 2008 as compared to $16.0 million for the three-month period ended September 30, 2007. Net sales increased 25.0% to $57.0 million for the nine-month period ended September 30, 2008 as compared to $45.0 million for the nine-month period ended September 30, 2007. We continued to see growth in our Wireless M2M Data Communications business units due to demand for our network services.

We recognized net income for the third quarter ended September 30, 2008 of $77,000, or $0.01 per basic and diluted share, compared to a net loss of $217,000, or ($0.02) per basic and diluted share for third quarter ended September 30, 2007.  We recognized a net loss for the nine months ended September 30, 2008 of $323,000, or ($0.02) per basic and diluted share, compared to a net loss of $113,000 or ($0.01) per basic and diluted share for the nine months ended September 30, 2007.

While our overall business continues to grow, general economic uncertainty as well as the near-completion of the wireless technology transition from analog to digital which stimulated hardware sales during most of 2007 as well as the first quarter of 2008, may reduce our future growth rate to lower than historical trends.  We do expect revenue growth during the remainder of the year due to key customers that are in business sectors such as real estate, security, utilities, emergency services, vehicle tracking and asset monitoring.  We have also tightened our credit policies in response to the economic climate, in particular to our hardware-only market, which may impact revenues for the balance of the year.  Our efforts to tighten our credit policies include reviewing all hardware orders prior to fulfillment in order to ensure the customer is in good standing.

We recognized operating income of $528,000 for the three months ended September 30, 2008 compared to operating earnings of $31,000 for the three months ended September 30, 2007.  We had operating income of $395,000 for the nine months ended September 30, 2008 as compared to operating earnings of $755,000 for the nine months ended September 30, 2007.  The decrease in operating earnings is primarily impacted by an increase in materials cost of sales, and selling, general and administrative (SG&A) expenses for our satellite M2M unit, which we did not have in the three and nine months ended September 30, 2007.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007:

Net Sales

Net sales for our reportable segments for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Net sales:
Wireless M2M Data Communications
Hardware	$10,235	$9,874	$361	3.7%	$33,098	$28,448	$4,650	16.3%
Service	6,486	4,963	1,523	30.7%	18,831	13,096	5,735	43.8%
Subtotal	16,721	14,837	1,884	12.7%	51,929	41,544	10,385	25.0%
Digital Multimedia, Networking and Wireline Security
Hardware	1,397	311	1,086	349.2%	2,647	1,125	1,522	135.3%
Service	859	836	23	2.8%	2,281	2,671	(390)	-14.6%
Subtotal	2,256	1,147	1,109	96.7%	4,928	3,796	1,132	29.8%
Total net sales	$18,977	$15,984	$2,993	18.7%	$56,857	$45,340	$11,517	25.4%

Net sales for our Wireless M2M Data Communications segment increased 12.7% to $16.7 million for the three-month period ended September 30, 2008 as compared to $14.8 million for the three-month period ended September 30, 2007.  Net sales for the nine months ended September 30, 2008 increased 25.0% to $51.9 million as compared to $41.5 million for the nine months ended September 30, 2007.  The increase in total net sales for the three and nine month periods for the Wireless M2M Data Communications segment was due to an increase in both hardware sales and service revenue.

For the three-month period ended September 30, 2008, hardware net sales in Wireless M2M Data Communications increased 3.7% to $10.2 million from $9.9 million in the prior year period.  For the nine-month period, hardware net sales in Wireless M2M Data Communications increased 16.3% to $33.1 million as compared to $28.4 million in the prior year period. The increase in Wireless M2M Data Communications hardware sales for the three month period ended September 30, 2008 versus the same three month period in 2007 is primarily due to the increased sales of wireless modules which was partially offset by a decline in sales of our wireless security devices due to the decreased demand for wireless security hardware now that carriers have ceased to provide analog network service.  The increase in Wireless M2M Data Communications hardware sales for the nine months ended September 30, 2008 versus the same nine month period in 2007 was primarily the result of demand due, in the first quarter of 2008, for digital wireless security devices used for wireless communications between alarm installations and central monitoring stations related to the shut down of the analog network service.  The increase in hardware sales for the nine months ended September 30, 2008 was also due to increased demand for our digital wireless module hardware.

During the three-month period ended September 30, 2008, Wireless M2M Data Communications service net sales increased 31% to $6.5 million as compared to $5.0 million for the three month period ended September 30, 2007.  For the nine months ended September 30, 2008, Wireless M2M Data Communications service net sales increased 44% to $18.8 million as compared to $13.1 million for the same prior year period.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.  Our wireless connections for the period ended September 30, 2008 increased to over 700,000, an 82% increase in connections over the period ended September 30, 2007.  The increase in connections was achieved in the midst of the FCC ruling which allowed carriers to cease providing analog service and only provide digital service as of February 18, 2008.  Our growth was also attributable to increased connections from wireless modules used in the door entry control solution used by real estate agents and brokers.

Net sales from Digital Multimedia, Networking and Wireline Security increased 97% to $2.2 million for the three-month period ended September 30, 2008 compared to $1.1 million for the three-month period ended September 30, 2007.  For the nine-month period ended September 30, 2008 net sales from Digital Multimedia, Networking and Wireline Security increased 30% to $4.9 million compared to $3.8 million for the same prior year period.  Net sales for the three and nine month period ended September 30, 2008 was due to an increase in hardware sales.

For the three-month period ended September 30, 2008, hardware sales from Digital Multimedia, Networking and Wireline Security increased 348% to $1.4 million as compared to $312,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2007 hardware sales increased 135% to $2.6 million compared to $1.1 million for the same prior year period.  The increase in hardware sales for the three and nine month period ended September 30, 2008 is due to increase sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

For the three months ended September 30, 2008, Digital Multimedia, Networking and Wireline Security service revenues increased 2.9% to $859,000 compared to $835,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, service net sales decreased 15% to $2.3 million as compared to $2.7 million for the same prior year period.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the comparable three and nine month periods is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$9,040	$8,949	$91	1.0%	$29,717	$25,185	$4,532	18.0%
Cost of service sales	2,327	1,185	1,142	96.4%	5,854	3,028	2,826	93.3%
Subtotal	11,367	10,134	1,233	12.2%	35,571	28,213	7,358	26.1%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	623	148	475	320.9%	1,121	689	432	62.7%
Cost of service sales	307	350	(43)	-12.3%	901	992	(91)	-9.2%
Subtotal	930	498	432	86.7%	2,022	1,681	341	20.3%
Total cost of sales	$12,297	$10,632	$1,665	15.7%	$37,593	$29,894	$7,699	25.8%

Cost of hardware sales for our Wireless Data Communications segment increased 1.0% to $9.0 million for the three months September 30, 2008 as compared to $8.9 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 cost of hardware sales increased 18% to $29.7 million compared to $25.2 million for the same prior year period.  The increase in cost of hardware sales for the our Wireless M2M Data Communications segment for the three months ended September 30, 2008 is primarily the result of increased hardware sales.  The increase in cost of hardware sales for our Wireless Data Communications segment for the nine months ended September 30, 2008 was primarily the result of higher hardware net sales volumes as well as our decision to focus on our new strategy to secure network connections and long term recurring revenues at the expense of short term hardware margins.

During the three-month period ended September 30, 2008, Wireless M2M Data Communications service net costs increased 96% to $2.3 million as compared to $1.2 million for the three month period ended September 30, 2007.  For the nine months ended September 30, 2008, Wireless M2M Data Communications service net costs increased 93% to $5.9 million as compared to $3.0 million for the same prior year period.  These increases were primarily due to an increase in the number of connections to our wireless M2M network during the three and nine-month periods ending September 30, 2008.  Net sales from connections to our network increased $1.5 million for the three-month period ended September 30, 2008 and $5.7 million for the nine-month period ended September 30, 2008 compared to the same periods in 2007.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service net sales.

Cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment increased 320% to $623,000 for the three months September 30, 2008 as compared to $148,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 cost of hardware sales increased 63% to $1.1 million compared to $689,000 for the same prior year period.  The increase in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for the three months ended September 30, 2008 was primarily the result of higher hardware sales volume in our interactive videoconferencing hardware (PowerPlay).  The decrease in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for the nine months ended September 30, 2008 was primarily the result of lower hardware sales related to our wireline security product which generates lower margins than our interactive videoconferencing hardware.

Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 12% to $307,000 for the three months ended September 30, 2008 as compared to $350,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 cost of service sales decreased 9% to $901,000 as compared to $992,000 for the same prior year period.  The decrease in cost of service sales for the Digital Multimedia, Networking and Wireline Security segment for the three and nine months ended September 30, 2008 is in direct correlation to the decrease in services net sales for this segment.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Total net sales	$18,977	$15,984	$2,993	18.7%	$56,857	$45,340	$11,517	25.4%
Total cost of sales	12,297	10,632	1,665	15.7%	37,593	29,894	7,699	25.8%
Gross profit	$6,680	$5,352	$1,328	24.8%	$19,264	$15,446	$3,818	24.7%
Gross profit percent	35.2%	33.5%			33.9%	34.1%

Gross profit, as a percentage of net sales, was 35.2% for the three-month period ended September 30, 2008 compared to 33.5% for the three-month period ended September 30, 2007.  For the nine months ended September 30, 2008, gross profit as a percentage of net sales was 33.9% compared to 34.1% for the same prior year period.  Profit for the three months ended September 30, 2008 is due to two factors. The first is a change in the overall revenue mix. In the three month period ended September 30, 2007, service revenues were 36.3% of total revenues compared to 38.7% in the three month period ended September 30, 2008. This drives an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware. In addition, hardware margins improved in the three month period ended September 30, 2008 because of significantly lower unit sales of low-margin hardware related to the analog-to-digital transition and an increase in digital multimedia and satellite unit sales.  Total gross profit as a percentage of sales decreased for the nine months ended September 30, 2008 compared to the same period in 2007.  This decrease was caused by our adoption of a revised pricing model in the wireless security unit to secure network connections and long term recurring revenues at the expense of short term hardware margins, as well as a write-off of analog inventory.  The decline in gross profit is also due to increased hardware sales which earn a lower gross margin and are a greater portion of total revenues for the current comparable period.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Selling, general, and administrative expenses	$4,697	$4,078	$619	15.2%	$14,672	$11,557	$3,115	27%
Research and development expenses	473	382	91	23.8%	1,488	1,004	484	48%
Bad debt expense	209	164	45	27.4%	420	413	7	2%
Depreciation and amortization	773	697	76	10.9%	2,289	1,717	572	33%
Operating earnings (loss)	528	31	497	nm	395	755	(360)	-48%
Interest expense	331	448	(117)	-26.1%	1,141	949	192	20%
Other expense	(5)	1	(6)	-600.0%	(2)	20	(22)	-110%
Earnings (loss) before income tax	202	(418)	620	-148.3%	(744)	(214)	(530)	nm
Income tax benefit (provision)	(125)	201	(326)	-162.2%	421	101	320	nm
Net earnings (loss)	$77	$(217)	$294	-310.5%	$(323)	$(113)	$(210)	nm

Selling, general, administrative and other expenses increased 15% to $4.7 million for the three months ended September 30, 2008 as compared to $4.1 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 selling, general, administrative and other expenses increased 27% to $14.7 million compared to $11.6 million for the same prior year period.  The increase for the three and nine months ended September 30, 2008 is primarily the result of higher expenses associated with our satellite M2M unit, which we acquired on July 31, 2007.  Six of the seven new hires during the nine month period ended September 30, 2008 were sales or marketing employees and part of the increase reflects the payment of higher salary and commission payments to those employees. In addition, we finished a complete re-branding and promotional exercise in the first quarter of 2008 resulting in additional marketing expenses during the nine month period ending September 30, 2008.  Additionally, stock-based compensation, operational, facilities and related expenses were higher due to our growth.  Professional fees related to litigation are also greater in the three and nine months ended September 30, 2008.

Research and development expenses increased 24% to $473,000 for the three-month period ended September 30, 2008 as compared to $382,000 for the three-month period ended September 30, 2007.  For the nine months ended September 30, 2008 research and development expenses increased 48% to $1.5 million compared to $1.0 million for the same prior year period.  The increase for the three and nine months ended September 30, 2008 is primarily due to expenses associated with our satellite M2M unit that we did not have in the same three and nine months period ended September 30, 2007.  Additional expenses were incurred in connection with new projects that have not reached technical feasibility; therefore, work on these projects was expensed as incurred.

Bad debt expense increased to $209,000 for the quarter ended September 30, 2008 from $164,000 in the same quarter in 2007.  For the nine months ended September 30, 2008 bad debt increased to $420,000 as compared to $413,000 for the same prior year period.  We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Bad debt expense increased over the prior year period as a result of our analysis.

Depreciation and amortization expense increased 11% to $773,000 for the three-month period ended September 30, 2008 as compared to $697,000 for the three-month period ended September 30, 2007.  For the nine months ended September 30, 2008 depreciation and amortization expense increased 33% to $2.3 million as compared to $1.7 million for the nine months ended September 30, 2007.  The increase for the three and nine months ended September 30, 2008 is primarily due to amortization expense associated with our satellite M2M unit that we did not have in the same three and nine months period ended September 30, 2007.  Additionally, this increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

Interest expense, net, decreased for the three-month period ended September 30, 2008 to $331,000 as compared to $448,000 for the three-month period ended September 30, 2007.  For the nine months ended September 30, 2008 interest expense increased to $1.1 million as compared to $949,000 for the same prior year period.  The decrease in interest expense for the three months ended September 30, 2008 is due to lower interest due on our Notes payable due to the decrease in the total outstanding Notes payable balance as a result of principal payments.  The increase for the nine month period ended September 30, 2008 is due to lower interest income received due to a decrease in total cash balances from the prior nine months ended September 30, 2007.

We recorded a tax benefit of $421,000 for the nine months ended September 30, 2008 as compared to an income tax benefit of $101,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We had working capital of $17.7 million as of September 30, 2008 compared to a working capital of $20.0 million at December 31, 2007.  We had cash balances of $8.6 million and $7.4 million as of September 30, 2008 and December 31, 2007, respectively.

The following table shows information about our cash flows and liquidity positions during the nine months ended September 30, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

	For the nine month period
	ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$6,359	$(2,596)
Net cash used in investing activities	(3,114)	(7,500)
Net cash used in financing activities	(2,125)	(237)
Effect of exchange rate differences on cash	5	(7)
Net change in cash and cash equivalents	$1,125	$(10,340)

We provided cash from operating activities totaling $6.4 million for the nine-month period ended September 30, 2008 compared to using cash of $2.6 million for the nine-month period ended September 30, 2007.  The increase in cash provided by operating activities for the nine months ended September 30, 2008 versus the comparable period of 2007 was primarily due to a decrease in accounts receivable and inventory, and an increase in depreciation and amortization expense.  These were partially offset by a decrease in accounts payable.

We used cash in investing activities totaling $3.1 million for the nine-month period ended September 30, 2008 compared to $7.5 million for the nine-month period ended September 30, 2007.   The decrease in cash used in investing activities was primarily due to cash used in the prior nine-month period for the purchase of  the assets of Orbit One Communications, Inc.

We used cash in financing activities totaling $2.1 million for the nine-month period ended September 30, 2008 compared to $237,000 for the nine-month period ended September 30, 2007.  The increase in cash used for financing activities is due to payments on our notes payable, which began in July 2007.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient, without the need for additional financing, to meet our operating requirements over the next twelve months.  This belief could be affected by future operating losses in excess of expectations, a material adverse change in our operating business or a default under the Company’s notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.

As of September 30, 2008 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while minimizing investment. As of September 30, 2008, we had $8.6 million in cash and cash equivalents. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

At September 30, 2008, we have obligations under a note payable and under capital leases, both of which have fixed interest rates.  We believe that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on our financial position, results of operations and cash flows will not be material.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the information under “Forward-Looking Statements” included in this report.  At September 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 except as set forth below:

Our operating results may be adversely affected by unfavorable economic conditions.

         Economic conditions worldwide have contributed to slowdowns in the technology industry generally, as well as to the specific segments and markets in which we operate, such as the real estate and home security markets.  The current uncertain macroeconomic climate, including but not limited to the effects of weakness in the credit markets, the continued erosion of home prices and demand in the housing market, and declining consumer confidence driven by economic recession fears, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.  This consequently could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None – not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None – not applicable.

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

NUMEREX CORP.
(Registrant)

November 10, 2008	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 10, 2008	/s/ Alan B. Catherall
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