Form 10-K
period 2008-12-31
NUMEREX CORP /PA/
filed 2009-03-13
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-22920

NUMEREX CORP.
(Name of Registrant as Specified in Its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1600 Parkwood Circle, Suite 500, Atlanta, GA	30339
(Address of Principal Executive Offices)	(Zip Code)

(770) 693-5950
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Class A Common Stock, no par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

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
Large accelerated filer           Accelerated filer ☑      Non-accelerated filer       Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant (9,715,642 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2008, was $70,244,092.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 4, 2009, was 14,168,716 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

       Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related

                                   Stockholder Matters;

       Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

       Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Forward-Looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, forward-looking statements with respect to the Company’s future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities in the wireless data business. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this Annual Report, and the Company assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

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

PART I. BUSINESS

Overview

Numerex Corp. (“Numerex” or “Company”) is a wireless provider of a broad spectrum of secure machine-to-machine (M2M) services.  We emphasize recurring revenues in order to enhance shareholder value creation.  We have continuously developed technology, networks, and applications towards that end.  We believe that simplifying the development and deployment process is an important key to promoting sustainable growth in the M2M industry. Numerex DNA™ is our way of combining a device, a network and an application to bring a customer’s M2M solution to life rapidly and easily.  Our goal is to “jumpstart” the application process for our customers, through our foundation application software technology or Numerex FAST™, and to be a single source for M2M products and services, i.e., a “one stop shop”.

M2M is defined as electronic (wireless) data communication between devices, systems, and people that turns data into useful information across many industries.  At Numerex, we concentrate our efforts on several critical vertical markets:  commercial and residential security, energy and utilities, healthcare, financial services, and government & transportation.  Throughout our service delivery, we endeavor to ensure data confidentiality, integrity and availability every step of the way.

We believe that Numerex has established a leadership position in M2M through delivering end-to-end, single-source solutions as well as “white label” products that are available for distribution as branded offerings through Value Added Resellers (VARs), vertically focused System Integrators (SIs) and Original Equipment Manufacturers (OEMs) who choose to integrate our products and services into their own solutions. Numerex customers can select from a menu of products and services that address their specific M2M needs.

Numerex has developed industry-specific expertise in offering M2M solutions with a host of value added services. We add value for our customers by assisting them in removing much of the complexity associated with the design, development, deployment and support of M2M solutions so that they can better focus on their primary business objectives and speed time to market.

We continue to look for ways to expand our expertise by entering new vertical sectors conducive to our long-term recurring revenue model. We may choose to enter those sectors through industry partnerships, organically, or via acquisition.

Generally, our customers serve the final end user.  One of our strategic goals is to be recognized as the leading M2M solutions enabler and as the primary source of wireless M2M services in our target markets.  We call the elements of our business strategy ,“c-h-o-i-c-e:”

•	Community – Community of dedicated associates and partners with recognized expertise and experience at the service of the customers;

•	History – History in the M2M industry for its longevity, hallmarks, industry awards and recognition and substantial intellectural property created over the years;

•	Optimization – Optimal technical (technology agnostic) and marketing capabilities;

•	Information security – Information security emphasis; we are the first, ant to-date, the only, ISO 27001 certified M2M provider in North America;

•	Core values – Core values that reflect the company’s focus on providing the best possible service and commitment;

•
Enablement – Enabling platform that includes an array of service – from the Device across the Network to the Application, including what we refer to as Numerex DNA™, and enriched by tools such as Numerex FAST™ (Foundation Application Software Technology).  We believe that Numerex FAST™ makes the application development process easier and faster, and has the capacity to support several different devices, wireless networks and protocols, and other enabling services such as flexible billing, integration services, hosting (or managed services), light assembly, warehousing, fulfillment, reverse logistics, provisioning and quality assurance.

Numerex Corp. is headquartered in Atlanta, Georgia and is organized under the laws of the Commonwealth of Pennsylvania, and began operations in July 1992 with the acquisition of technology referred to as “Derived Channel.” Derived Channel enables data transmission over an existing telephone line without interfering with voice communications over that same telephone line. We expanded our business primarily through the acquisition of complementary businesses, product lines, and proprietary technologies. In November 1999, we sold the Derived Channel technology and business to British Telecommunications PLC (“BT”).

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

At the beginning of 2006, the Company further enhanced its portfolio of wireless products and services through the acquisition of the assets of Airdesk, Inc. Airdesk’s wireless data solutions, network access and technical support have been fully integrated into the Company’s operations.

In August 2007, Numerex acquired the assets of Orbit One Communications, Inc. which provides satellite data products and services to government agencies and the emergency services market.

In October 2008, Numerex acquired Ublip, a privately-held M2M software and services company, headquartered in Dallas, Texas.  With this acquisition, Numerex gained an infusion of technology and expertise, including middleware designed to simplify and “jumpstart” application development and deployment.

NUMEREX CORE BUSINESS

Over the years, Numerex’s business has evolved from primarily a proprietary network service into a comprehensive M2M business serving a wide range of markets with a variety of wireless technologies.

Numerex Target Markets

•	Commercial and Residential Security

According to market data reported by Security Sales and Integration magazine (“SSI”), the US electronic security market revenues reached $27.4 billion in 2008 for 3.0 million installed systems.  The total monitored population was 32.4 million in 2008.  Residential (single and multiple dwellings) security represented 32% of all security installations, vs. 44% for commercial business (office buildings, retail, financial institutions, etc.), and 24% for large industrial projects (government, utilities, airports, stadiums, etc.).   The big four sectors, i.e., video, access, intrusion and fire, represent 70% of the electronic security business (data source: SSI).

Uplink, Numerex’s packaged wireless security product, is a dedicated wireless communications solution for security monitoring that reports alarm, status, and other messages generated by security systems. Uplink provides a secure, dedicated cellular data link and network access module that transmits alarms to virtually any alarm-receiving center or monitoring service.

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

Uplink is distributed through master distributors to a network of over 4,500 Uplink dealers in North America for both commercial and residential alarm security markets. Uplink private labeled and custom services are marketed through direct business development and partnering initiatives.

On average Uplink connections remain active for 6 to 8 years, and contribute a consistent source of recurring revenue to the Company.

At the beginning of 2008, Numerex introduced the Uplink FD-1000 module used with any existing Uplink AnyNET product.  This add-on provides full data communications and reporting capabilities for commercial and residential security alarm panels.   Later in 2008, the Uplink model 2550 was launched to provide a stand-alone full event reporting cellular alarm communicator, also for commercial and residential use.

Energy and Utilities

The energy and utilities market is comprised of numerous sectors such as oil, water, gas, and electricity, each with its own challenges.  With enhanced regulatory activity, heightened environmental concerns, tighter data security requirements and the increasing need for remote monitoring and controlling, there is an important role for intelligent technologies in securely enabling resource management and operational efficiency.

•
Wireless technology is already deployed in some form in the energy and utilities market.  A communications link connects a meter or field device back to a data collection device, many times referred to as a concentrator, and then to a server.  Numerex also supplies embedded RF modules that can be integrated within these meters and field devices. The module is typically installed under the glass of a meter and may communicate with short-range wireless transceivers within close proximity of the cellular module.

•
Advanced Metering Infrastructure systems are becoming increasingly critical to the delivery and management of power resources. We expect that wide-area two-way communications will progressively replace the existing one-way communications networks (paging or localized RF) as related applications evolve and interactive capabilities are required to manage power consumption.

•
In light of these anticipated changes, we believe that Numerex’s primary products, such as core network service offerings, cellular modules and customized professional services, are well suited for the growing demands of the utility or energy management companies.

•	Healthcare

Not only is healthcare the nation’s largest vertical market, but it is one where employment will continue to grow in 2009 and beyond, according to the US Bureau of Labor Statistics.  In addition, analysis by Insight Research Corporation  (May 2008) (“Insight”) indicates that “the hospitals, physicians, pharmaceutical companies, and insurance providers that make up the $2.3 trillion US healthcare system will be spending $55 billion on telecommunications services over the next five years, and “spending by the US healthcare industry on telecommunications services will grow at a compounded rate of 8.4 percent over the forecast period, increasing from $7.5 billion in 2008 to $11.3 billion in 2013.”

The same Insight analysis underlines that “forces external to the healthcare industry, including an aging population and worker shortages are pushing the industry to find alternative approaches to current business practices.  Better practices are expected to rely heavily on telecommunications services. Most of the high costs inherent in the current system are related to the proximity of the patient and provider, as well as to the archaic administrative systems used to manage records and exchange information. Telecommunications can bridge these proximity gaps as well as provide a normalized set of baseline data that can remain secure and yet be shared among healthcare workers.”

Currently, we provide services for companies that engineer, develop, and manufacture ambulatory cardiac monitors for leading healthcare companies worldwide.

•	Financial Services

This is a diverse sector that includes banking, insurance, credit card transactions, and other financial activities.  From 2003 to 2007, employment in the financial services industry averaged 5.4 % of total U.S. employment in private industry.   When real estate transactions (leasing, renting, etc.) are excluded, financial services account for about 8% of the US GDP. (Data source: The Financial Services Fact Book 2009 – Insurance Information Institute and the Financial Services Roundtable).

•
Numerex has extensive expertise in servicing the financial services market, for instance, with the provision of vending, point-of-sale, insurance and automotive theft detection services.  Our customers rely on Numerex for its ability to deliver reliable and secure solutions.  As an example, Numerex provides the largest beverage bottling company in Mexico with vending machine data from the field to the bottler’s business managers.   The solution supplies operational tools such as cash accountability, which are used to optimize daily vending operations.

•	Government & Transportation

The Deloitte “2009 Economic Outlook” notes that government IT spending will grow: “Even as the federal government struggles to manage the fallout from the financial system’s collapse and the nation’s slide into recession, agencies must continue to deliver the day-to-day services that keep this country running.”  In addition, the new administration plans to create millions of jobs in the U.S. by injecting massive federal investments in various parts of the economy.  Numerex believes that its technology is well positioned to contribute to the construction and maintenance of the US “intelligent infrastructure”, i.e., an infrastructure that is monitored and controlled by efficient M2M technology.

The transportation sector is facing numerous challenges.  According to a January 2009 Standard & Poor’s Rating Services Industry Report Card, “rapidly deteriorating U.S. economy, slowing growth worldwide, and credit market dislocations are stepping up the pressure on North American transportation companies.”  We believe that this should prompt those companies to look for solutions that bring about productivity enhancements and overall operations improvements in order to control costs and generate additional revenues.

Numerex has been supplying its Satellite Asset Tracking solutions to the Federal Emergency Management Agency (FEMA) and many of their subcontractors since 2005 in support of hurricanes Rita, Katrina and most recently Ike.  In addition, following successful tests at US Government testing facilities, Numerex’s SX1 Satellite Tag has received the US Department of Defense (DoD) Transportation Command (TRANSCOM) designation as Premium Service Device (PSD) and a Hazards of Electromagnetic Radiation to Ordnance (HERO) - Zero Separation Distance rating giving the US DoD the assurance that SX1 can be used in any austere environment and in any type of shipments. We believe that Numerex is well positioned with the US DoD to provide both In Transit Visibility (ITV) as well as the critical “Last Mile Visibility” where shipments to the frontlines are outside of the established RFID nodal infrastructure.

Numerex has also provided its Satellite Asset Tracking Solutions in many transportation applications for the tracking of yachts and pleasure craft, railcars, trailers and shipping containers in North America, Europe and Southwest Asia.

Numerex Products and Services: Numerex DNA™

The acquisition of Ublip in October 2008 enhanced Numerex’s ability to deliver a complete range of M2M products and services through Numerex DNA, which includes:

•	Device

Numerex designs, develops, manufactures, and distributes a suite of network access modules (wireless data modems) that provide the physical and electrical interface between the customer’s application and the Numerex network. Examples of the various Numerex-manufactured modules include Uplink AnyNET (VAR version) for security applications, the SX1 Tracker, and ADM3500 family for mobile applications. The network modules are configurable as generic product offerings for VAR application development, as fully configured modules for OEM integration, or as a component of the Company’s end-to-end solutions.

Critical to the strengthening of Numerex DNA, we continue to select new device sources to meet our growing customer requirements.  For example, a customer that provides a tracking and diagnostic product, recently added to our portfolio of industry partners, allows us to provide on-board diagnostics (OBD) services that meet our standards in terms of ease-of-use and reliability.

We use a diverse array of radio modules, and currently have relationships with Wavecom and Enfora.

•	Network

➢ Cellular

Infrastructure

Numerex brings to market M2M solutions and an array of products that support the M2M value chain, and provides carrier-grade network air-interface transport services. Numerex is an M2M network operator that serves a dynamic M2M marketplace. Numerex sells cellular-based network services without owning or deploying the physical network infrastructure or other equipment in the field over which data is transmitted. While Numerex owns and operates an open-source proprietary intelligent network gateway platform, we have not invested in wireless spectrum or cellular towers. Instead, we have entered into several agreements with a variety of wireless operators/ carriers that allows us to move information over their existing cellular infrastructure. As a result, we provide a multitude of wireless data network services.

Numerex is dedicated to the M2M market and currently only offers data network services. These services include specific and vertically focused M2M applications combined. Numerex services are comprised of application engineering and development, customized billing, GPS mapping for mobile applications, network and application implementation management, back-end message delivery management, application and network support, and interactive Web services.

Our customers and industry partners look to us not only to help integrate our wireless platform and services with their devices and applications, but also to assist them through the certification, launch, and operation of their products in their respective markets.

Numerex is capable of supporting a variety of remote applications that are either fixed or portable. From Global System for Mobile Communications (GSM) and Code Division Multiple Access (CDMA) digital and Satellite network offerings, to premium 24x7x365 network support services, Numerex supports continued expansive coverage, legacy network interoperability, and extended gateway capabilities for higher bandwidth M2M applications.  Through various carrier agreements, Numerex provides extensive digital and analog (analog services have been discontinued by most U.S. and Canadian wireless operators/ carriers – see below) wireless network connectivity and services in the Continental U.S., Canada, the Caribbean, and Mexico.

Numerex offers multiple digital network services, and supports various wireless transport technologies, providing unique, value added services to fulfill diverse customer data and application requirements.   Numerex services include SMSXpress™ and GPRS, real-time network activations, provisioning and configuration support, and 24x7x365 network support services.

SMSXpress™

Numerex offers a network architecture enabling Short Message Service (SMS) delivery with low latency.  Numerex Networks delivers messages from our dedicated intelligent gateway to customer back-end applications.  Acknowledgement of message delivery is provided within microseconds.  Low latency, a dedicated SMS platform, and message acknowledgement are two features that differentiate Numerex Networks and the SMSXpress service from its competitors in the market.

Introduced in October 2007 and fully deployed in 2008, FastTrack ™ utilizes SMSXpress to deliver real-time data between remote devices and facilities.   It is designed to wirelessly monitor and control remote processes, events, conditions and devices.  It serves a variety of industries with remote monitoring and control requirements  -- including highway and transportation, utilities, security, SCADA and agriculture – and a host of wider area monitoring situations such as pipeline temperature sensors, pressure measuring points, flow monitoring, discrete level monitoring and pulse generating sensors.

GPRS Service and GPRSXpress™

Numerex’s GPRS service (General Packet Radio Service) provides a secure, two-way network feature as an option, enabling private connectivity of packet routing to applications, as well as hosted applications services.  The network offering allows management of dynamic device IPs, which facilitates true two-way communication between field devices and application servers.  Our GPRS service provides dedicated frame relay connections to route packet data off the Internet across North America.  In April 2008, GPRSXpress™ was launched.  This new service is designed for users anticipating occasional data usage with an exception reporting application.  GPRSXpress provides an appealing price-performance network option for under 500 KB applications.  GPRSXpress can be easily combined with the SMSXpress service.  In June 2008, Numerex introduced the NumereXpress™ portal to simplify device management and network provisioning for GPRSXpress and SMSXpress customers.

U.S. Coverage with 1xRTT

Numerex Networks provides coverage throughout the domestic United States with 1xRTT (CDMA-based single carrier (1x) Radio Transmission Technology) services. In addition, Numerex Networks delivers location-based services (LBS) that provide an accurate, cost-effective way to track customers’ valuable assets. These two services have been combined for unique and specific private-labeled customer applications.

Analog to Digital Migration

On June 15, 2007, the FCC upheld its analog cellular sunset ruling, which allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service as of February 18, 2008.   Throughout 2008, Numerex substantially completed the migration to digital of its analog customer base.   In parallel, various technical upgrade projects to the Company’s network gateways and technology platforms were carried out in order to support the migration efforts and to fulfill other corporate objectives.

➢ Satellite

•
Our satellite services are primarily marketed and sold to the emergency services and government sectors that, we believe, give Numerex entree into these market sectors for both satellite and our terrestrial cellular-based products and solutions.  Numerex Satellite Solutions (formerly Orbit One) provides turnkey and customized satellite-based M2M solutions that include hardware, software, data management, installation and maintenance support, coupled with a proprietary operational support platform.  Primarily through integration partners and VARs, Numerex Satellite Solutions currently supplies satellite-tracking solutions to a variety of federal and state agencies for disaster and emergency response operations.

➢ Hybrid (mobile platform)

Numerex’s mobile platform enables advanced vehicle tracking features and functions. It includes network-centric services and multiple technologies that suit a variety of needs in the automotive and security markets. Numerex’s vehicle location and recovery solutions combine the accuracy of GPS (Global Positioning System), cellular networks, and wireless communications technology to improve the prospect of vehicle recovery and the timeframe in which the recovery occurs.

➢ Network Quality

Numerex’s overall network quality is built on certain critical elements such as:

❖ Gateway: Our Numerex Operation Center (NOC) architecture is built on the latest generation of best of class processing power, using high-grade servers in a totally redundant and hot swappable configuration, i.e., where components can be easily removed and replaced while the system remains in operation. The hardware and software network topology features high grade, robust platforms for increased reliability.

❖ Redundancy and Reliability: The operations sites are geographically diverse and are interconnected over Synchronous Optical Network bidirectional, fault-tolerant facilities. We believe this architecture provides Numerex Networks with service level standards that meet and exceed requirements for mission-critical applications;

❖ Secure Network: Numerex is a proud holder of the ISO 27001 certification, ISO’s highest security certification for information security that helps to ensure data confidentiality, integrity and availability. Numerex is the first North American M2M service provider to become ISO 27001 certified, and we continue to use advanced security standards throughout our business;

❖ Network Management: The system allows for the automation of help desk management—from submission to monitoring to lifecycle management of customer issues.  It also facilitates the management of tasks and asset inventory records, and indicates which business services are impacted by a given incident or problem. We believe that this helps Technical Support Center develop priorities that resolve customer issues based on business requirements and translates into higher customer satisfaction and quality of service; and

❖ Network Support Services: Building on its operating experience and a solid understanding of data networks and technology, Numerex network support personnel bring a working knowledge of systems and processes for GSM, CDMA, and Satellite service activation, service provisioning, inventory planning and management, and supply chain logistical support.

•	Application

➢ Scope

Numerex provides flexible M2M market-ready solutions that are fully integrated with our M2M network platforms and radio technology, adaptable to applications deployed by our partners and customers across a wide range of industries. With individual applications and comprehensive end-to-end solution expertise, it serves various targeted vertical markets: commercial and residential security; energy and utilities; healthcare; financial services; and government & transportation.  Numerex supplies packaged and custom-designed M2M products and services for asset tracking, inventory control, point-of-sale systems and a host of emerging M2M applications.

➢ Numerex FAST™

Numerex FAST (Foundation Application Software Technology) enables the rapid creation of Web-based M2M applications, and provides a reliable hosting environment for M2M solutions.  Typically, application developers must identify hardware (radio modules, servers), understand and select wireless networks, build communications software, as well as the front-end web application. Numerex FAST can dramatically simplify and shortcut the application development process.   It removes the complexity of transporting data from remote devices to the backend server. We believe that Numerex’s strategy of simplifying the development and deployment process is a critical element for long term success in the M2M industry.

➢ Enabling Services

•	Numerex provides many value added services including:

❖ 24x7 Customer Support:  Numerex provides an “around-the-clock” support center, or help desk, to provide assistance to customers;

❖ Flexible billing:  Numerex provides accurate, timely invoices in flexible formats that detail usage per device, and various billing options such as, but not limited to, “billing-on-behalf-of” or third-party billing.  This flexibility is a key differentiator for customers’ end-user billing requirements;

❖ Integration services:  Numerex provides development support to ensure timely and efficient production;

❖ Automated provisioning:  Numerex enables automated, Web-based online provisioning of devices for immediate activation and account management;

❖ Network Operations Center: Customers and industry partners receive 24x7x365 network support from our Network Operations Center in Atlanta, Georgia; and

❖ Ancillary services provided at the customer’s discretion:  Numerex offers a host of ancillary services aimed at facilitating and enhancing its customers’ performance such as warehousing, fulfillment, reverse logistics, web-based provisioning and quality assurance.

Sales, Marketing and Distribution

Numerex primarily employs an indirect sales model through private label/OEM agreements, channel partners, system integrators, and VARs (collectively referred to in some cases as ‘industry partners’). We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink product suite.

Our network is integrated and bundled with other Numerex products and services to provide private-labeled solutions for both fixed and portable applications. It is also sold and marketed to VARs, integrators, and application service providers who bundle and resell it with their end-to-end solutions.  In addition, the Numerex network is also sold as a data-only network offering for enterprise customers running M2M applications.

Our private-label solutions are designed for and marketed to specific vertical markets.  Typically, these customers are sales and marketing organizations with vertical market expertise without adequate technical resources that are seeking rapid entry into a market.   Numerex FAST is an example of a technology platform Numerex provides that enables these types of customers to deliver their market specific product to their end users.

We currently market and distribute our mobile solutions to a variety of asset tracking customers, including VARs and integrators, which serve several markets; such as automotive, insurance, government and transportation, and emergency services, and others.

NUMEREX NON-CORE BUSINESS: DIGITAL MULTIMEDIA, NETWORKING AND WIRELINE DATA COMMUNICATIONS

Numerex’s primary focus is wireless M2M networks and solutions as described above. We continue to offer products and services to certain customers in digital Multimedia education, networking integration and Derived Channel wireline data communications. These products and services currently comprise about 8% of our revenue base and are managed as a single business group.

Digital Multimedia

We design, develop, and market complete video conferencing and digital multimedia system products and services for high-quality communications networks. We manufacture both the products upon which the systems are based and incorporate third-party products where appropriate.  The offerings include PowerPlay™ , a digital multimedia solution for high-bandwidth private network applications. PowerPlay provides capability for interactive videoconferencing and is an integrated hardware-software system that supports user-friendly control over network devices.    PowerPlay is supplemented by our desktop videoconferencing software version,  IPContact™ , which offers high-quality and high-performance video.

 Networking Integration (Digilog)

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

Wireline Data Communications (Derived Channel)

This licensed technology creates a ‘derived channel’ on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system.

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

NUMEREX BUSINESS ENVIRONMENT

Clients

For the year ended December 31, 2008, revenue from our largest client, General Electric (GE), accounted for an aggregate of approximately 22% of our total revenue.

Suppliers

We rely on third-party contract manufacturers and wireless network operators/ carriers, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products; and to provide the underlying network service infrastructure that we use to support our M2M data network, respectively.

Competition

Several businesses that share our M2M space can be viewed as competition, such as application service providers, MVNOs, system integrators, and wireless operators/ carriers that offer a variety of the components and services required for the delivery of complete M2M solutions.  However, Numerex believes it has a competitive advantage and is uniquely positioned as an M2M service provider since it provides all of the key components of the M2M value chain, including enabling hardware, multiple wireless technologies and custom applications, and wireless network services.  Numerex markets and sells complete network-enabled solutions, or individual components, based upon the specific needs of the customer.

We believe that our current M2M services combined with the continuing development of our network offerings and technology positions us to compete effectively with emerging providers of M2M solutions using GSM, CDMA and Satellite technology. Other potentially competitive offerings may include “wireless fidelity” (Wi-Fi), World Interoperability for Microwave Access (WiMAX) and other emerging technologies and networks.  We believe that principal competitive factors when selecting an M2M service or network-only provider are network reliability, data security, and customer support.

We believe that our M2M service platforms, our network gateways, together with competitive pricing, end-to-end solution offerings, a ‘single source’ approach to the M2M market, extensive experience and intellectual property, will allow Numerex to effectively maintain and increase its current market share.

Our Uplink security products and services have three primary competitors in the existing channels of distribution — Honeywell’s AlarmNet, Telular’s Teleguard and DSC, the security division of TYCO.  The principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc. Additional competitors have entered the market in the last several years with a focus on blending security monitoring and home automation. These products and services are targeted for the do-it-yourself market as opposed to traditional security dealers.  Several companies, including GE Security, offer OEM versions or include alarm monitoring technology and network services provided by Numerex. We believe that the Uplink products and services are competitively positioned and priced.

Our Numerex Mobile end-to-end product is offered to a variety of customers, primarily comprised of resellers and VARs. There are many competitors offering vehicle location and recovery services, but the principal direct competitor to our customer base in the new car after-market vehicle location and recovery business is LoJack Corporation, the industry’s market leader. OnStar Corp., a subsidiary of General Motors Corp., which offers a full suite of concierge services, markets and sells their services primarily through automobile manufacturers. Other manufacturers are also moving to provide factory direct “networked cars” including Ford and others.  There are also numerous other small companies that currently offer or are developing other wireless products and services for this market. The principal competitive factors are channel distribution, hardware price, network service price, features, and the ability to locate a vehicle at any time on demand.

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

Research and Development

Technology is subject to abrupt change.  Therefore, the introduction by competitors of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance existing Numerex products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.  Our research and development expenses were $2.2 million for the year ended December 31, 2008, as compared to $1.5 million for the year ended December 31, 2007 and $1.1 million for the year ended December 31, 2006.

We continue to invest in new services and improvements to various Numerex technologies, especially networks and digital fixed and mobile solutions. We primarily focus on the development of M2M services and enabling platforms, enhancement of our gateway and network services, reductions in the cost of delivery of our network services and solutions, and enhancements and expansion of our application capabilities.

We have concentrated on providing customers with industry-benchmark solutions that go beyond the network requirement. Prudent integration of new digital and Web technology into our wireless businesses is an active and ongoing process. We are committed to taking full advantage of such new technology whenever and wherever it makes sense to our customers.

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

We also hold other intellectual property rights including, without limitation, copyrights, trademarks, and trade secret protections relating to our technology, products, and processes.  Patents have a limited legal lifespan. The patents we presently hold will, by law, begin expiring over the approximate period 2010 through 2022, depending upon the effective date of the subject patent. We believe that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents.  Accordingly, we believe that our success will also depend on our manufacturing, engineering, and marketing know-how and the quality and economic value of our products, services, and solutions.

Cellemetry is a registered trademark of Numerex Corp.  We believe that no individual trademark or trade name is material to our competitive position in the industry.

Regulation

Federal, state, and local telecommunications laws and regulations have not posed any significant impediments to either the delivery of wireless data signals/ messaging using our networks or the provision of alarm services by telephone companies using Derived Channel technology. However, we may be subject to certain governmentally imposed telecommunications taxes, surcharges, fees, and other regulatory charges, as well as new laws and regulations governing our business and markets.

Economic Outlook

Our operations and performance depend on overall domestic and global economic conditions. Recessionary forces worldwide have contributed to slowdowns in the technology industry generally, and the specific markets we serve, such as the residential real estate and home security markets. Declining consumer confidence driven by fears of a prolonged recession, may impact the demand for our products, increase price competition in the markets we serve, and increase our risk of carrying excess inventory. On the other hand, a bad economic environment may contribute to a sentiment of insecurity that may be conducive to increasing the demand for our alarm monitoring services and vehicle tracking solutions. In addition, as federal, state and local governments are considering investing billions of dollars to repair the country’s ailing infrastructure, the demand for “smart” technologies, including the type of solutions offered by Numerex, could increase significantly.

Employees

As of March 1, 2009, we had 119 employees in the U.S., consisting of 50 in sales, marketing and customer service, 42 in engineering and operations and 27 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements.  We believe our relationship with our employees is good.

Available Information

We make available free of charge through our website at www.numerex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed or furnished pursuant to 13(a) or 15(d) of the Securities and Exchange act of 1934, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.  Our filings are also available through the Securities and Exchange Commission via their website,  http://www.sec.gov . You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information contained on our website is not incorporated by reference in this annual report on form 10-K and should not be considered a part of this report.

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 15, 2009, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	55	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	54	Executive Vice President, Chief Operating Officer
Alan B. Catherall	55	Executive Vice President, Chief Financial Officer
Louis Fienberg	54	Executive Vice President, Corporate Development
Michael Lang	43	Executive Vice President, Sales & Marketing
Jeff Smith, Phd	48	Chief Technology Officer

*Member of the Board of Directors

Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999.  From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership.

Mr. Marett has been an Executive Vice President of the Company since February 2001. In February 2005 he was named Chief Operating Officer.  From 1999 to 2001, Mr. Marett was Vice President, Sales and Marketing, of TManage, Inc., which provided planning, installation, and support services to companies with large remote workforces. From 1997 to 1999 Mr. Marett was Vice President, Business Development, of Mitel Business Communications Systems, a division of Mitel Corporation.  Prior to 1997, Mr. Marett held a number of executive positions at Bell Atlantic.

Mr. Catherall has been the Executive Vice President and Chief Financial Officer of the Company since June 2003.  From 1998 to 2002, Mr. Catherall served as Chief Financial Officer of AirGate PCS, a NASDAQ-listed wireless company.  From 1996 to 1998, Mr. Catherall was a partner in Tatum CFO LLP, a financial services consulting company.  Prior to 1996, he held a number of executive and management positions at MCI Communications.

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

Mr. Smith has served as the Chief Technology Officer since October 9, 2008.  From June 2007 to October 2008, he served as the President and Chief Executive Officer of Ublip, Inc. a provider of M2M and location based services that Mr. Smith founded.  From January 2002 until June 2007, Dr. Smith served as President and Chief Executive Officer of SensorLogics, Inc., an M2M application service provider that he also founded.  From June 1996 until January 2000, Dr. Smith served as regional President and director of NTT/Verio, an internet service provider and web hosting company.  From October 1993 until January 1997, he served as President and Chief Executive Officer of OnRamp Technologies, an internet service provider that he co-founded.

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

We have had mixed success with regard to generating profits. We incurred losses in 2008 after being profitable from 2005-2007. Prior to 2005, we had net operating losses in each year dating back to 1998. In view of our operating costs, which are significant, and given all other risk factors discussed herein, we may not be profitable in the future. Moreover, as a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our earnings derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries to make payments on our debt. In view of all of the risk factors discussed herein, we cannot assure you that the operating results of our subsidiaries, accumulated cash flows, or the distributions they make to us at any given time will be sufficient to sustain our earnings or that any distribution and/or payments they make to us will be adequate to pay our debt, including interest payments, when due.

A prolonged overall economic downturn, or one or more market-specific downturns, could have a material adverse effect on our financial condition and operating results.

Our operations and performance depend significantly on overall domestic and global economic conditions. Economic conditions worldwide have contributed to slowdowns in the technology industry generally, as well as to slowdowns within the specific markets we serve, such as the residential real estate and home security markets. The current, highly uncertain macroeconomic climate including, but not limited to, limited availability of credit, eroding home values and a slowdown in new housing starts, and declining consumer confidence driven by fears of a prolonged recession, threatens to reduce demand for our products, increase price competition in the markets we serve, and increase our risk of carrying excess inventory. In particular, we anticipate that a continued slowdown in the number of new housing starts will result in a slowdown in the sales of our residential alarm monitoring products. If overall conditions worsen significantly, consumers may also decide to cancel wireless monitoring services in an effort to eliminate expenses they may view as “discretionary.” Similarly, declining automobile sales associated with an overall economic downturn negatively impacts sales of our vehicle tracking solutions. All of these and other macroeconomic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

Because our stock is held by a relatively small number of investors and is thinly traded, it may be more difficult for you to sell your shares or buy additional shares when you desire to do so and the price may be volatile.

Our common stock is currently listed on the NASDAQ. Our stock is thinly traded and we cannot guarantee that an active trading market will develop, or that it will maintain its current market price. A large number of shares of our common stock are held by a small number of investors. An attempt to sell a large number of shares by a large holder could adversely affect the price of our stock. In addition, it may be difficult for a purchaser of our shares of our common stock to sell such shares without experiencing significant price volatility.

The markets in which we operate are highly competitive, and we may not be able to compete effectively.

We face competition from many companies with significantly greater financial resources, well-established brand names, and larger customer bases. Numerous companies also may try to enter our market and expose us to greater price competition. We expect such competition to intensify in the future. If our competitors successfully focus on the markets we serve, our business could be adversely affected.

Our future operating performance depends on the performance of resellers, value added resellers, and other distributors.

We distribute our products through wholesalers, resellers, value-added resellers, and other distributors, many of whom distribute products from competing manufacturers. Many resellers operate on narrow margins and have been adversely affected by current overall economic conditions. Our financial condition and operating results could be materially adversely affected if the financial condition of these resellers weakens, if resellers stop distributing our products, or if uncertainty regarding demand for our products causes resellers to reduce their orders for, and curtail the marketing of, our products. We have invested and will continue to invest in programs to enhance reseller sales. These programs could require a substantial investment while providing no assurance of return or incremental revenue.

If we achieve our growth goals, we may be unable to manage our resulting expansion.

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion. In order to effectively manage growth, whether organic or through acquisitions, we will need to maintain and improve our operations and effectively train and manage our employees. Our expansion through acquisitions is contingent on successful management of those acquisitions, which will require proper integration of new employees, processes and procedures, and information systems, which can be both difficult and demanding from an operational, managerial, cultural, and human resources perspective. We must also expand the capacity of our sales and distribution networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our financial condition and operating results.

We operate in new and rapidly evolving markets where rapid technological change can quickly make products, including those that we offer, obsolete.

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M wireless data communications field, in particular, is currently undergoing profound and rapid technological change. For example, cellular carriers that we rely upon in delivering our network services began dismantling their analog-based cellular networks in 2008. While we were largely successful in managing that risk and transitioning our existing customer base to the digital standard,  the introduction of unanticipated new technologies by carriers, or the development of unanticipated new end use applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support research and development efforts intended to bring new products to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our research and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in products that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

Failure of our new products and services to gain market acceptance would adversely affect our financial condition.

Over the past several years, among many initiatives, we have introduced a system enabling alarm signals to be transmitted digitally over the cellular network to central monitoring stations; a cellular and GPS-based vehicle tracking solution; satellite-based asset monitoring and tracking solutions; a multimedia videoconferencing solution, enhanced “back end” services; and, most recently, with our acquisition of uBlip, Inc., enhanced application development capabilities. If these products and services, or any of our other existing products and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

If we are unable to provide our suppliers with accurate forecasts of our product needs, margins could be adversely affected.

We are contractually obligated to provide our suppliers with forecasts of our demand for manufactured products. Specific terms and conditions vary by contract, however, if our forecasts do not result in the production of a quantity of units sufficient to meet demand we may be subject to contractual penalties under some of our contracts with our customers. By contrast, overproduction of units based on forecasts that that overestimate demand could result in an accumulation of excess inventory that, under some of our contracts with our customers, would have to be managed at our expense thus adversely impacting our margins. Excess inventory that becomes obsolete or that we are otherwise unable to sell would also be subject to write-offs resulting in adverse affects on our margins.

The loss of one or just a few of our significant customers could negatively impact our revenues.

In 2008, a single customer, General Electric, accounted for approximately 22% of our annual revenues and it is possible that such customer’s purchases in 2009 will account for 10% or more of our anticipated revenues for 2009. The loss of such a customer could have a material adverse affect on our revenues, operating income and net earnings.

We may experience long sales cycles for our products, as a result of a variety of factors.

Certain of our product offerings, for example our satellite-based asset tracking solutions, are subject to long sales cycles in view of the need for testing of our products in combination with our customers’ applications and third parties’ technologies, the need for regulatory approvals and export clearances, and the need to resolve other complex operational and technical issues. In the government contracting arena in particular, longer sales cycles are reflective of the fact that government contracts can take months or longer to progress from a “request for proposal” to a finalized contract document pursuant to which we are able to sell a finished product or service. Terms and conditions of sale unique to the government sector may also affect when we are able to recognize revenues. For that reason, quarter-over-quarter comparisons of our financial results may not always be meaningful.

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

We outsource the manufacturing of our products to independent companies and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of the manufacture of our products could harm our ability to provide our products to our customers and, consequently, could have a material adverse effect on our business and operations. The manufacture of our products requires specialized know-how and capabilities possessed by a limited number of enterprises. Consequently, we are reliant on just a few suppliers for the manufacture of key products and product components. If a key supplier experiences production problems or financial difficulties, we may not be able to obtain enough units to meet demand, which could result in failure to meet our contractual commitments to our customers, further causing us to lose sales and generate less revenue. If any of our products or product components contain significant manufacturing defects that the existing manufacturer or supplier is unable to resolve, we could also have difficulty locating a suitable alternative manufacturer or supplier. Related efforts to design replacement products or product components could also take longer and prove costlier than planned, resulting in a material adverse impact on our financial condition and operating results.

A significant portion of our future revenue will be derived from contracts with the U.S. government or U.S. government agencies.  These agreements are subject to uncertain future funding and possible termination.

Historically, a significant portion of our Satellite division revenues have been derived from sales made indirectly as a subcontractor to another government contractor, referred to as the prime contractor, who has the direct relationship with the U.S. government or US government agencies.  If the prime contractor loses existing business on which we serve as a subcontractor, or fail to win the competitive bids on which we team with them, our government business would be hurt.    Additionally, our Satellite division has Federal Supply Schedule with the General Services Administration.  It is the general practice of government agencies to renegotiate contracts with commercial companies, such as our Satellite division, upon expiration.  Although we are continuing negotiations with the GSA, these negotiations may not result in a new contract.  Sales to U.S. government customers may continue through resellers or under direct contracts with specific agencies; however, the revenue resulting from these arrangements may be less than past revenues under the GSA schedule contract, and sales through resellers may generate reduced margins.

The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process.  We cannot assure you that current levels of congressional funding for our Satellite division’s products and services will continue.  Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government (or, in certain circumstances, by us) at will.  A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects.  Our operating results may also be negatively affected by other developments that affect these government programs generally, including the following:

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

The failure of any equipment on our network, or that of a customer’s or end user’s equipment, could result in the interruption of service until necessary repairs are made or replacement equipment is installed. Network failures, delays, and errors may result from natural disasters, power losses, security breaches, viruses or terrorist acts. These failures or faults cause delays, service interruptions, expose us to customer liability, or require expensive modifications that could have a material adverse effect on our business and operating results.

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

The current credit environment has negatively affected the economy, and we have considered how it could affect our business.  Events affecting credit market liquidity could increase borrowing costs or limit availability of funds.  If we are not successful in obtaining sufficient capital because we are unable to access the capital markets at financially economical interest rates, it could reduce our product development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our research and development programs involving new products and technologies.

Sales of common stock issuable on the exercise of warrants may dilute the value of our common stock.

In 2006 we entered into a $10 million financing agreement with the Laurus Master Fund, Ltd ("Laurus").  The net proceeds from the transaction fund strategic initiatives that may include joint ventures, co- marketing programs, and acquisitions. The financing provided is a $10 million Convertible Note with a term of four years and a fixed interest rate of 9.5%.  It is secured by the assets of Numerex. Pursuant to the transaction, we issued warrants to Laurus to purchase a total of 158,562 Numerex shares of our common stock at a price per share of $10.13. Both principal and interest on the Note are payable in cash or, subject to certain conditions, in shares of our common stock. Principal reductions in equal amounts began in July 2007 and will continue until the final payment is made in December 2010. If payments are made in common stock, the amount of principal and interest repaid will be converted into equity at the fixed conversion price of $10.37, a 10% premium over the average NASDAQ closing prices for the past ten trading days. (We have a put right to convert the Note into equity in tranches not to exceed $2.5 million, should the market price of the common stock exceed $11.40 or 110% of the fixed conversion price for twelve consecutive trading days.) As of December 31, 2008, Laurus has not exercised any warrants.

The issuance of shares of common stock issuable upon the exercise of options or warrants could result in dilution of our common stock. It also could adversely affect the terms on which we may be able to obtain equity financing in the future.

The structure of our company limits the voting power of our stockholders and certain factors may inhibit changes in control of our company.

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

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications devices.

Laws and regulations related to mobile communications devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of mobile devices, locking the devices to a carrier’s network, or mandating the use of the device on more than one carrier’s network, could have a material adverse effect on our financial condition and operating results.  Mobile communication devices we sell are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which could have a material adverse effect on our financial condition and operating results.

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

We are doing business in Australia, Canada, China, and Mexico., and are expanding into additional countries in Latin America, Europe, the Middle East, and Asia. Accordingly, we are subject to additional risks, such as

• a prolonged, international economic downturn,
• export control requirements, including restrictions on the export of critical technology,
• restrictions imposed by local laws and regulations;
• restrictions imposed by local product certification requirements;
• currency exchange rate fluctuations,
• generally longer receivable collection periods and difficulty in collecting accounts receivable,
• trade restrictions and changes in tariffs,
• difficulties in staffing and managing international operations, and
• potential insolvency of international dealers and distributors.

Our products and services experience quality problems from time to time that can result in decreased sales and operating margin.

Our products and services, and the applications they support, are complex. While we test our products, they may still have errors, defects, or bugs that we find only after commercial production has begun. In the past, we have experienced errors, defects, and bugs in connection with new products. Our customers may not purchase our products if the products have reliability, quality, or compatibility problems. Furthermore, product errors, defects, or bugs could result in additional development costs, diversion of resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Historically, the time required for us to correct defects has caused delays in product shipments and resulted in lower than expected revenues. Significant capital and resources may be required to address and fix problems in new products. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on our financial condition and operating results.

The loss of intellectual property protection both U.S. and international, could have a material adverse effect on our operations.

Our future success and competitive position depend upon our ability to obtain and maintain intellectual property protection, especially with regard to our core business. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology. Our services are highly dependent upon our technology and the scope and limitations of our proprietary rights therein. If our assertion of proprietary rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected. In order to protect our technology, we rely on a combination of patents, copyrights, and trade secret laws, as well as certain customer licensing agreements, employee and customer confidentiality and non-disclosure agreements, and other similar arrangements. Loss of such protection could compromise any advantage obtained and, therefore, impact our sales, market share, and results. To the extent that our licensees develop inventions or processes independently that may be applicable to our products, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these persons or their full-time employers. We could be required to make payments to the owners of these inventions or processes, in the form of either cash or equity, or a combination of both. Furthermore, our future or pending patent applications may not be issued with the scope of the claims sought by us, if at all. In addition, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned or licensed by us. Effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in foreign countries where we may need protection.

We rely on access to third-party patents and intellectual property, and our future results could be materially adversely affected if we are unable to secure such access in the future.

Many of our products are designed to include third-party intellectual property, and in the future we may need to seek or renew licenses relating to various aspects of its products and business methods. Although we believe that, based on past experience and industry practice, such licenses generally could be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

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

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research and development and the sale of any of our products or services. Furthermore, because of technological changes in the M2M industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is significant business risk, and some entities are pursuing a litigation strategy the goal of which is to monetize otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing such rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain products or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

Unfavorable results of legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. In recognition of these considerations, we may enter into material settlements. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we  may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

All of our facilities are leased.  Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	Wireless M2M Data Communications and Principal Executive Office	31,526	2012
Warminster, Pennsylvania	Wireless M2M Data Communications	18,000	2011
Bozeman, Montana	Wireless M2M Data Communications	5,060	2012
State College, Pennsylvania	Digital Multimedia	10,788	Month to Month
Addison, Texas	Wireless Data Communications	7,731	2010

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

Item 3.  Legal Proceedings.

On January 7, 2008 Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements. Plaintiffs are claiming $20 million in damages.  On January 25, 2008 Numerex removed the action to the United States District Court, Southern District of New York.  On March 11, 2008 Numerex answered and counterclaimed asserting, inter alia, breach of fiduciary duty and declaratory relief.  On September 23, 2008, Orbit One, Ronsen and related entities commenced an action in the District of Montana seeking to declare Ronsen’s non-compete obligations void.   On December 9, 2008, the court transferred the case to the United States District Court for the Southern District of New York.  On January 7, 2009, the court held a hearing on plaintiffs’ motion for a preliminary injunction.  On January 21, 2009, the Court denied plaintiffs’ motion for a preliminary injunction.  On January 30, 2009, Numerex filed counterclaims against plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and from Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  On February 24, 2009, the court consolidated the actions and ordered the parties to complete their discovery by February 27, 2009.  Numerex believes that the plaintiffs' claims in each of the related actions are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters.

The Company’s Common Stock trades publicly on the NASDAQ Global Market System under the symbol NMRX.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ Global Market for the applicable periods.

Fiscal 2008	High	Low
First Quarter (January 1, 2008 to March 31, 2008)	$8.75	$6.01
Second Quarter (April 1, 2008 to June 30, 2008)	8.45	6.51
Third Quarter (July 1, 2008 to September 30, 2008)	7.15	2.80
Fourth Quarter (October 1, 2008 to December 31, 2008)	5.10	2.29

Fiscal 2007	High	Low
First Quarter (January 1, 2007 to March 31, 2007)	$11.90	$9.02
Second Quarter (April 1, 2007 to June 30, 2007)	12.44	9.72
Third Quarter (July 1, 2007 to September 30, 2007)	11.75	7.30
Fourth Quarter (October 1, 2007 to December 31, 2007)	9.05	7.26

On March 4, 2009, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $2.07 per share.

As of March 4, 2009, there were 64 holders of record of our Common Stock, approximately 10 beneficial shareholders and  14,168,716 shares of Common Stock outstanding.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2003, the last trading day before the beginning of the Company’s five preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

SHAREHOLDER VALUE AT YEAR END
	2003	2004	2005	2006	2007	2008
NMRX	100.00	123.68	124.47	247.89	217.11	95.79
NASDAQ US Index	100.00	108.59	110.08	120.57	132.40	78.73
NASDAQ Telecom Index	100.00	108.00	100.21	128.03	139.77	79.69

Item 6.  Selected Consolidated Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes contained in “Item 8.  Financial Statements and Supplementary Data” and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Historical results are not necessarily indicative of future results.

The following financial information was derived using the consolidated financial statements of Numerex Corp.  The table lists historical financial data of the Company for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004.

(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Statement of Operations Data
Revenues	$72,319	$68,004	$52,788	$29,946	$22,993	$20,157
Gross profit	25,420	23,408	18,922	12,717	10,039	9,029
Goodwill and long-lived asset impairment	5,289	-	2,140	-	-	-
Operating income (loss)	(6,389)	2,500	1,674	961	(1,631)	(2,726)
Provision (benefit) for income taxes	3,047	728	(2,950)	52	9
Net income (loss)	(10,975)	440	4,103	593	(2,079)	(1,404)
Earnings (loss) per common share (diluted)	(0.78)	0.03	0.32	0.05	(0.19)	(0.13)

Balance Sheet Data
Cash, cash equivalents and short term investments	$8,917	$7,382	$20,384	$4,359	$1,684	$734
Total Assets	62,506	74,098	66,394	36,348	32,612	33,970

Total debt and obligations under capital leases (short and long term) and other long-term liabilities	10,746	10,683	14,337	1,326	3,848	3,782
Shareholders' equity	40,392	46,865	41,420	27,729	23,652	25,366

Cash Flow Data
Net cash provided by (used in) operations	$8,359	$(3,304)	$2,663	$3,277	$1,520	$706

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a machine-to-machine data communications, technology and solutions business.  We combine our network services, hardware and applications development capabilities to create packaged and custom designed machine-to-machine solutions for customers across multiple market segments.

Fiscal year 2008 represented an improvement in revenues over 2007 and 2006.  Full year revenues of $72.3 million increased $4.3 million, or 6.3%, from 2007.  This increase was primarily the result of growth in our Wireless M2M Data Communications business units due to demand for our network services.

Gross margins for 2008 were 35.1% compared with 34.4% in 2007.  Gross margins were favorably affected by an increase in service revenues, which typically earn a higher gross margin than those achieved by hardware sales.

Fiscal year 2008 overhead, which includes selling, general and administrative (SG&A) costs, as well as research and development expenses and bad debt costs, collectively were $31.8 million or $10.9 million higher than 2007.  The increase was primarily related to our acquisition of the assets of Orbit One Communications, Inc. in late 2007, which increased overhead by approximately $3.3 million, an increase in professional fees related to litigation and impairment of goodwill and long-lived assets of $5.3 million.

Although revenues continued to grow for the year ended December 31, 2008, our growth rates were slowed by the impact of  the economic downturn, which we expect may continue to adversely affect our revenues.

The following is a discussion of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2008, 2007 and 2006.  This discussion should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this report.

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

Revenue Recognition

We primarily sell hardware, recurring services (most billed on a monthly basis) and on-demand services.   Hardware revenues are recognized at the time title passes to the customer, which is at the time of shipment.

We bill most of our recurring service revenues on a monthly basis, which are generated by providing customers access to our wireless machine-to-machine communications network (the Network).  We sell these services to retailers and wholesalers of the service.  For services sold to retailers, monthly service fees are generally a fixed monthly amount billed at the beginning of each month.  For services sold to wholesalers, the customers are billed a fixed base fee in advance and usage fees in arrears at the end of each month.  We defer the advance billing of the base fee and recognize the revenues when the services are performed.

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

Accounts Receivable

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

Valuation of Goodwill and Long-lived Assets

We perform an annual review of goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangibles (“SFAS 142”), in our fourth fiscal quarter of each year, or more frequently if indicators of a potential impairment exist, to determine if the carrying amount of our recorded goodwill is impaired. For each reporting unit, the impairment review process compares the fair value of each reporting unit where goodwill resides with its carrying value. If the net book value of the reporting unit exceeds the fair value, we would perform the second step of the impairment test which requires the allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. We have identified six reporting units, 4 of which have associated goodwill.  The six reporting units are Wireless (which excludes Airdesk, LLC and Orbit One LLC), Airdesk, LLC and Orbit One LLC, Digital Multimedia, Networking Integration and Wireline Data Communications.  The four reporting units with associated goodwill are Wireless, Airdesk, LLC, Orbit One, LLC and Digital Multimedia.

For our 2008 review, we used standard modeling techniques to estimate a fair market value for each of the four reporting units containing goodwill.  This included a combination of a discounted cash flow analysis and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2009 business plan and expected future development projects to prepare six year financial projections used in the discounted cash flow analysis for each of the reporting units.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, we determine whether the sum of the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the asset’s carrying value. If the sum is less, we recognize an impairment loss based on the excess of the carrying amount of the asset over its respective fair value. The fair value is estimated using discounted cash flows, appraisals, or other methods. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.

As a result of our 2008 review, we recorded a pre-tax goodwill impairment of $4.0 million and a long-lived intangible asset impairment of $1.3 million. As a result of our 2006 review, we recorded a pre-tax goodwill impairment of $2.1 million related to our Digital Multimedia reporting unit.

Deferred Tax Assets

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109, "Accounting for Income Taxes", also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating the ability to recover the deferred tax assets, in full or in part, management considers all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, management is responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates management is using to manage the underlying businesses. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

Cumulative losses incurred in recent years and the potential impact of the current economic environment on future taxable income represented sufficient negative evidence to require a full valuation allowance. As such, management established a full valuation allowance against the net deferred tax assets, which will remain until sufficient positive evidence exists to support reversal. The increase in the valuation allowance resulted in net deferred tax expense of approximately $2,766,000. Deferred tax assets generated during the current year primarily due to net operating losses were also offset by an increase to the valuation allowance resulting in no net benefit recorded in the current year. Future reversals or increases to the valuation allowance could have a significant impact on our future earnings.

Result of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,			2008 vs. 2007	2007 vs. 2006
(in thousands, except per share amounts)	2008	2007	2006	% Change	% Change
Net sales:
Wireless M2M Data Communications
Hardware	$40,197	$41,661	$32,383	-3.5%	28.7%
Service	25,952	21,164	13,938	22.6%	51.8%
Sub-total	66,149	62,825	46,321	5.3%	35.6%
Digital Multimedia, Networking and Wireline Services
Hardware	2,851	1,747	2,142	63.2%	-18.4%
Service	3,319	3,432	4,325	-3.3%	-20.7%
Sub-total	6,170	5,179	6,467	19.1%	-19.9%
Total net sales
Hardware	43,048	43,408	34,525	-0.8%	25.7%
Service	29,271	24,596	18,263	19.0%	34.7%
Total net sales	72,319	68,004	52,788	6.3%	28.8%
Cost of hardware sales	37,469	38,491	27,967	-2.7%	37.6%
Cost of services	9,430	6,106	5,899	54.4%	3.5%
Gross profit	25,420	23,407	18,922	8.6%	23.7%
Gross profit %	35.1%	34.4%	35.8%
Selling, general, and administrative expenses	20,113	16,320	12,088	23.2%	35.0%
Research and development expenses	2,198	1,459	1,067	50.7%	36.7%
Bad debt expense	1,102	635	198	73.4%	220.9%
Depreciation and amortization	3,107	2,493	1,755	24.2%	42.1%
Goodwill and long-lived asset impairment	5,289	-	2,140	nm	nm
Operating earnings (loss)	(6,389)	2,500	1,674	-355.6%	49.3%
Interest expense	(1,665)	(1,940)	(904)	-14.3%	114.6%
Interest income	134	575	354	-76.7%	62.4%
Other income and (expense), net	(8)	33	31	nm	nm
Provision (benefit) for income taxes	3,047	728	(2,950)	318.5%	nm
Net earnings (loss)	$(10,975)	$440	$4,103	-2,594.3%	-89.3%
Basic income (loss) per common share	$(0.78)	$0.03	$0.33
Diluted income (loss) per common share	$(0.78)	$0.03	$0.32
Basic weighted average common shares	14,144	13,137	12,502
Diluted weighted average common shares	14,144	13,700	12,985

See notes to consolidated financial statements.

Fiscal Years Ended December 31, 2008 and December 31, 2007

Net revenues increased 6.3% to $72.3 million for the year ended December 31, 2008, as compared to $68.0 million for the year ended December 31, 2007.  The increase in total net revenues for the year ended December 31, 2008 is attributable to a 19.0% increase to $29.3 million in service revenues as compared to $24.6 million for the year ended December 31, 2007.  The increase in service revenues is due primarily to the growth of network connections and approximately $519,000 of revenue related to the acquisitions of Orbit One, LLC and Ublip, LLC. Hardware sales for the year ended December 31, 2008 remained relatively flat at $43.0 million.

Cost of hardware sales decreased 2.7% to $37.5 million for the year ended December 31, 2008 as compared to $38.5 million for the year ended December 31, 2007.  The decrease was primarily the result of reduced costs for our Wireless M2M Communication hardware.

Cost of services increased 54.4% to $9.4 million for the year ended December 31, 2008 as compared to $6.1 million for the year ended December 31, 2007.  The increase in cost of services was primarily the result of higher service sales volume in Wireless Data Communications attributed to an increase in connections to our wireless M2M network.  The increase in connections was a direct correlation to our increase in costs.

Gross profit, as a percentage of net revenue, was 35.1% for the year ended December 31, 2008 as compared to 34.4% for the year ended December 31, 2007.  The increase for 2008, as compared to 2007 is primarily a result of a change in the overall revenue mix. In the twelve month period ended December 31, 2007, service revenues were 36.2% of total revenues compared to 40.5% in the twelve month period ended December 31, 2008. This change drives an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware.

Selling, general, administrative and other expenses increased 23.2% to $20.1 million for the year ended December 31, 2008, as compared to $16.3 million for the year ended December 31, 2007.  As a percentage of revenue, selling, general, administrative and other expenses increased to 27.8% for the year ended December 31, 2008 as compared to 24.0% for the year ended December 31, 2007.  The increase of $3.8 million is primarily the result of higher general and administrative expenses associated with litigation expenses related to our satellite M2M unit ($2.3 million), higher personnel related costs ($1.1 million) and an increase in sales and marketing expenses ($400,000).

Research and development expenses increased 50.7% to $2.2 million for the year ended December 31, 2008, as compared to $1.5 million for the year ended December 31, 2007.  The increase in research and development expenses is primarily due to higher personnel related expenses.

Bad debt expense increased to $1.1 million for the year ended December 31, 2008, as compared to $635,000 for the year ended December 31, 2007.  We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Bad debt expense increased over the prior year period as a result of our identification of specific collection issues.

Depreciation and amortization expense increased 24.2% to $3.1 million for the year ended December 31, 2008, as compared to $2.5 million for the year ended December 31, 2007.  This increase is attributable to amortization beginning on research and development projects that have been completed and released, as well as the purchase of depreciable computer and office equipment.

During 2008, we recorded a pre-tax, non-cash charge of $4.0 million for the impairment of goodwill and a pre-tax, non-cash charge of $1.3 million for the impairment of long-lived assets.

Interest expense decreased to $1.6 million in 2008, as compared to $1.9 million in 2007.  This decrease was the result of declining debt due to continued payments.

The company recorded a tax provision of $3,047,000 for the year ended December 31, 2008, as compared to a tax provision of $728,000 for the year ended December 31, 2007, representing effective tax rates of (38.44)% and 65.74%, respectively. The difference between the company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from an increase in the Company's valuation allowance, stock option expenses, impairment charges, state tax accruals, and uncertain tax position expense. The Company's negative effective tax rate in 2008 of (38.44)% can be attributed to the increase in the valuation allowance against net deferred tax assets.

The weighted average basic shares outstanding increased to 14,144,000 for the year ended December 31, 2008, as compared to 13,137,000 for the year ended December 31, 2007.  The increase in weighted average basic shares outstanding for the year ended December 31, 2008 was primarily due to the issuance of 27,000 common shares related to the employee stock option plan, 200,000 common shares related to the acquisition of Airdesk, Inc. and 405,000 common shares related to the acquisition of the assets of Ublip, Inc.

Fiscal Years Ended December 31, 2007 and December 31, 2006

Net revenues increased 28.8% to $68.0 million for the year ended December 31, 2007, as compared to $52.8 million for the year ended December 31, 2006.  The increase in total net revenues for the year ended December 31, 2007 is attributable to a 25.7% increase in total hardware sales and a 34.7% increase in service revenue.  The hardware sales and service revenue increase for the year ended December 31, 2007, compared to the same period in 2006, was in Wireless Data Communications in the amount of $16.5 million.  These increases were partially offset by a decrease in Digital Multimedia, Networking & Wireline Security hardware sales and service revenue of $1.3 million, as compared to fiscal year 2006.

Cost of hardware sales increased 37.6% to $38.5 million for the year ended December 31, 2007, as compared to $28.0 million for the year ended December 31, 2006.  The increase in cost of sales was primarily the result of higher hardware sales volume in Wireless Data Communications.

Cost of services was increased 3.5% to $6.1 million for the year ended December 31, 2007, as compared to $5.8 million for the year ended December 31, 2006.  The increase in cost of services was primarily the result of higher service sales volume in Wireless Data Communications.

Gross profit, as a percentage of net revenue, was 34.4% for the year ended December 31, 2007, as compared to 35.8% for the year ended December 31, 2006.  The total gross profit as a percentage of revenue decreased for the year ended December 31, 2007 compared to 2006 as a result of changing the pricing model in our wireless data communications segment.  The pricing model was changed in order to secure additional network connections to support the associated long-term recurring service revenues.

Selling, general, administrative and other expenses increased 34.7% to $16.3 million for the year ended December 31, 2007, as compared to $12.1 million for the year ended December 31, 2006.  As a percentage of revenue, selling, general, administrative and other expenses increased to 23.9% for the year ended December 31, 2007 as compared to 22.9% for the year ended December 31, 2006.  The increase of $4.2 million was due to higher personnel related costs ($1.2 million), increased spending in sales and marketing to support hardware sales ($790,000), an increase in general & administrative spending as we responded to regulatory requirements such as Sarbanes-Oxley and the adoption of FIN 48 ($981,000), the acquisition of the assets of Orbit One, Inc. ($759,000) and share-based compensation expense ($480,000).

Research and development expenses increased for the year ended December 31, 2007 to $1.5 million, as compared to $1.1 million for the year ended December 31, 2006.  The increase in research and development expenses is primarily due to new projects related to new digital hardware that have not reached technical feasibility and therefore work on these projects was expensed as incurred.

Bad debt expense increased 221% to $635,000 for the year ended December 31, 2007, as compared to $198,000 for the year ended December 31, 2006.  Bad debt increased over the prior year due to an increase in the bad debt allowance in the current year period as a result of reserving for specific customers based on our assessment of the likelihood of these customers defaulting.

Depreciation and amortization expense increased 42.1% to $2.5 million for the year ended December 31, 2007, as compared to $1.8 million for the year ended December 31, 2006.  This increase is attributable to amortization beginning on completed research and development projects as well as the purchase of depreciable computer and office equipment.

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

Interest expense increased to $1.9 million in 2007, as compared to $904,000 for the prior year.  This increase was the result of the transactions with the Laurus Master Fund (Laurus) that occurred on May 30, 2006 and December 29, 2006.  Interest expense related to these transactions was $1.9 million for the year ended December 31, 2007, as compared to $638,000 for the year ended December 31, 2006.

A foreign currency loss of $28,000 was recorded for the year ended December 31, 2007 down from a $10,000 gain for the year ended December 31, 2006.  This decrease was the result of increased foreign currency losses on sales to Canadian and Australian customers.

The company recorded a tax provision of $728,000 for the year ended December 31, 2007, as compared to a tax benefit of $2,950,000 for the year ended December 31, 2006, representing effective tax rates of 65.74% and (256%), respectively. The difference between the company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from state tax accruals, stock option expenses, and changes in the Company’s uncertain tax positions. The overall increase in the effective tax rate from the year ended 2006 compared to the same period in 2007 can be attributed to the company's partial release of the valuation allowance which offset much of the company's net operating loss (NOL) deferred tax assets in 2006. The company is recognizing deferred tax expense in 2007 primarily related to the utilization of these NOLs.

Basic and diluted earnings per common share decreased to $.03 for year ended December 31, 2007, as compared to $.33 and $.32, respectively for the year ended December 31, 2006.

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

Segment Information

	For the years ended December 31,			2008 vs. 2007	2007 vs. 2006
(In thousands)	2008	2007	2006	% Change	% Change
Net sales:
Wireless M2M Data Communications
Hardware	$40,196	$41,661	$32,383	-3.5%	28.7%
Service	25,952	21,164	13,938	22.6%	51.8%
Sub-total	66,148	62,825	46,321	5.3%	35.6%
Digital Multimedia, Networking and Wireline
Hardware	2,852	1,747	2,142	63.2%	-18.4%
Service	3,319	3,432	4,325	-3.3%	-20.7%
Sub-total	6,171	5,179	6,467	19.1%	-19.9%
Total net sales
Hardware	43,048	43,408	34,525	-0.8%	25.7%
Service	29,271	24,596	18,263	19.0%	34.7%
Total net sales	$72,319	$68,004	$52,788	6.3%	28.8%

Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$36,184	$37,443	$26,648	-3.4%	40.5%
Cost of service sales	8,182	4,803	3,671	70.4%	30.8%
Subtotal	44,366	42,246	30,319	67%	71%
Digital Multimedia, Networking and Wireline
Cost of hardware sales	1,285	1,048	1,468	22.6%	-28.6%
Cost of service sales	1,248	1,303	2,079	-4.2%	-37.3%
Subtotal	2,533	2,351	3,547	18%	-66%
Total cost of sales	$46,899	$44,597	$33,866	5.2%	31.7%
Gross Profit	$25,420	$23,407	$18,922	8.6%	23.7%
Gross Profit %	35.1%	34.4%	35.8%

	Percent of Total Sales
	2008	2007	2006
Net sales:
Wireless M2M Data Communications
Hardware	55.6%	61.3%	61.3%
Service	35.9%	31.1%	26.4%
Sub-total	91.5%	92.4%	87.7%
Digital Multimedia, Networking and Wireline
Hardware	3.9%	2.6%	4.1%
Service	4.6%	5.0%	8.2%
Sub-total	8.5%	7.6%	12.3%
Total net sales
Hardware	59.5%	63.8%	65.4%
Service	40.5%	36.2%	34.6%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2008 and December 31, 2007

Wireless M2M Data Communications Segment

Net revenues from Wireless M2M Data Communications increased 5.3% to $66.1 million for the year ended December 31, 2008, as compared to $62.8 million for the year ended December 31, 2007.  This increase was the result a 22.6% increase in service revenues, partially offset by a 3.5% decrease in hardware sales.  The increase in Wireless M2M Data Communications service sales of $4.8 million was primarily the result of an increase in network connections that were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.  Our growth was also attributable to increased connections from wireless modules used in the door entry control solution used by real estate agents and brokers.  The slight decrease in the Wireless M2M Data Communication hardware revenue was primarily the result of decline in sales of our wireless security devices due to the decreased demand for wireless security hardware now that our customers have fully transitioned from analog network services.

Cost of hardware sales for our Wireless Data Communications segment decreased 3.4% to $36.1 million for the twelve months December 31, 2008 as compared to $37.4 million for the twelve months ended December 31, 2007.  The decrease in cost of hardware sales for our Wireless M2M Data Communications segment for the year ended December 31, 2008 is primarily the result of decreased hardware sales due to the completion of the analog to digital transition in the commercial and residential security market coupled with reduced demand from M2M customers for wireless modules adjusting to the macroeconomic slowdown.

Cost of service sales for our Wireless M2M Data Communications segment increased 70.4% for the year ended December 31, 2008 to $8.2 million as compared to $4.8 million for the year ended December 31, 2007.  Wireless M2M Data Communications service net costs increased primarily due to an increase in the number of connections to our wireless M2M network during the year ended December 31, 2008.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service net sales.

Digital Multimedia, Networking and Wireline Security Segment

Net revenue from Digital Multimedia, Networking and Wireline Security increased 19.1% to $6.2 million for the year ended December 31, 2008 as compared to $5.2 million for the year ended December 31, 2007.  This increase was primarily due to a 63.2% increase in hardware sales.  The increase in hardware sales was primarily the result of an increase in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment increased 22.6% to $1.3 million for the year ended December 31, 2008 as compared to $1.0 million for the year ended December 31, 2007.  The increase in cost of hardware sales for our Digital Multimedia, Networking and Wireline Security segment for year ended December 31, 2008 was primarily the result of higher hardware sales volume in our interactive videoconferencing hardware (PowerPlay).

Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 4.2% to $1.2 million for the year ended December 31, 2008 as compared to $1.3 million for the year ended December 31, 2007.  The decrease in cost of service sales for the Digital Multimedia, Networking and Wireline Security segment for the year ended December 31, 2008 is in direct correlation to the decrease in services net sales for this segment.

Fiscal Years Ended December 31, 2007 and December 31, 2006

Wireless M2M Data Communications Segment

Net revenues from Wireless M2M Data Communications increased 35.6% to $62.8 million for the year ended December 31, 2007 including our satellite solutions division as compared to $46.3 million for the year ended December 31, 2006.  This increase was the result of a 28.7% increase in hardware sales and a 51.8% increase in service revenues compared to the same period last year.  The increase in Wireless M2M Data Communications hardware sales of $9.3 million for the year ended December 31, 2007 versus the same period in 2006 was primarily the result of increased sales of wireless modules, and increased sales of our security devices used for wireless communications between alarm installations and central monitoring stations. The increase in the Wireless M2M Data Communication services revenue was primarily due to an increase in the number of connections to our wireless network.  Connection increases were generated by sales of our security hardware as well as those generated by value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of service revenues.

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

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2008 and 2007, respectively.

Our financial results may fluctuate from quarter to quarter as a result of certain factors related to our business, including the timing of hardware shipments, new hardware introductions and equipment, and hardware and system sales that historically have been of a non-recurring nature.

This information has been prepared from our books and records in accordance with accounting principles generally accepted in the United States of America for interim financial information.  In the opinion of management, all (including only normal, recurring) adjustments considered necessary for fair presentation have been included.  Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net sales:
Wireless M2M Data Communications
Hardware	$13,421	$9,442	$10,235	$7,099
Service	6,132	6,212	6,486	7,121
Sub-total	19,553	15,654	16,721	14,220
Digital Multimedia and Networking
Hardware	203	1,048	1,397	203
Service	700	723	859	1,038
Sub-total	903	1,771	2,256	1,241
Total net sales
Hardware	13,624	10,490	11,632	7,302
Service	6,832	6,935	7,345	8,159
Sub-total	20,456	17,425	18,977	15,461
Cost of hardware sales	12,162	9,013	9,663	6,631
Cost of services	1,839	2,143	2,773	2,675
Gross Profit	6,455	6,269	6,541	6,155
Selling, general, and administrative expenses	5,015	5,047	4,558	5,493
Research and development expenses	530	485	473	710
Bad debt expense	138	125	209	630
Depreciation and amortization	751	766	773	817
Goodwill impairment	-	-	-	3,986
Long-lived assets impairment	-	-	-	1.303
Operating earnings (loss)	21	(154)	528	(6,784)
Interest expense, net	(403)	(407)	(331)	(387)
Other income (expense)	(2)	(2)	5	(12)
Earnings (loss) before income taxes	(384)	(563)	202	(7,183)
Provision (benefit) for Income taxes	(166)	(380)	125	3,468
Net earnings (loss)	$(218)	$(183)	$77	$(10,651)
Foreign currency translation adjustment	10	-	-	(12)
Comprehensive earnings (loss)	$(208)	$(183)	$77	$(10,663)
Basic income (loss) per common share	$(0.02)	$(0.01)	$0.01	$(0.78
Diluted income (loss) per common share	$(0.02)	$(0.01)	$0.01	$(0.78)
Weighted average shares used in per share:
Basic	13,725	13,736	13,742	14,160
Diluted	13,725	13,736	13,986	14,160

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net sales:
Wireless M2M Data Communications
Hardware	$8,913	$9,661	$9,874	$13,213
Service	3,956	4,176	4,964	8,068
Sub-total	12,870	13,837	14,837	21,281
Digital Multimedia and Networking
Hardware	361	452	312	623
Service	955	881	835	761
Sub-total	1,316	1,333	1,147	1,383
Total net sales
Hardware	9,274	10,113	10,185	13,836
Service	4,911	5,057	5,799	8,829
Sub-total	14,185	15,170	15,984	22,665
Cost of hardware sales	7,610	9,168	9,096	12,617
Cost of services	1,203	1,282	1,536	2,085
Gross Profit	5,372	4,720	5,352	7,963
Selling, general, and administrative expenses	3,613	3,866	4,078	4,763
Research and development expenses	288	334	382	455
Bad debt expense	86	162	164	223
Depreciation and amortization	489	530	697	777
Goodwill impairment	-	-	-	-
Operating earnings (loss)	896	(172)	31	1,745
Interest and other expense	(155)	(365)	(449)	(363)
Earnings (loss) before income taxes	741	(537)	(418)	1,382
Provision (benefit) for Income taxes	314	(214)	(201)	829
Net earnings (loss)	$427	$(323)	$(217)	$553
Foreign currency translation adjustment	10	4	(9)	(13)
Comprehensive earnings (loss)	$437	$(319)	$(226)	$540
Basic income (loss) per common share	$0.03	$(0.02)	$(0.02)	$0.04
Diluted income (loss) per common share	$0.03	$(0.02)	$(0.02)	$0.04
Weighted average shares used in per share:
Basic	13,006	13,156	13,187	13,197
Diluted	13,608	13,156	13,187	13,575

Liquidity and capital resources

We had working capital of $14.1 million as of December 31, 2008 compared to working capital of $20.0 million as of December 31, 2007.  We had cash balances of $8.9 million and $7.4 million, respectively, as of December 31, 2008 and December 31, 2007.  The increase in cash balances is primarily related to a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable and the purchase of the assets of Ublip, Inc. and intangible assets.

The following table shows information about our cash flows and liquidity positions during the twelve months ended December 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 8. Financial Statements” of this report.

	Year ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	$8,359	$(3,305)
Net cash used in investing activities	(4,053)	(8,699)
Net cash used in financing activities	(2,812)	(947)
Effect of exchange differences on cash	(2)	(8)
Net increase (decrease) in cash and cash equivalents	$1,492	$(12,959)

We provided cash from operating activities totaling $8.4 million for the year ended December 31, 2008 compared to using cash of $3.3 million for the year ended December 31, 2007.  The increase in cash provided by operating activities was primarily due to a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable.

We used cash in investing activities totaling $4.1 million for the year ended December 31, 2008 compared to $8.7 million for the year ended December 31, 2007.   The decrease in cash used in investing activities was primarily due to the acquisition of Orbit One Communications, Inc. payment for $1.8 million during 2008, as compared to the related payment for $6.6 million during 2007.

We used cash in financing activities totaling $2.8 million for the year ended December 31, 2008 compared to $947,000 for the year ended December 31, 2007.  For the years ended December 31, 2008 and 2007, cash used in financing activities was primarily due to payments on our notes payable, which began in July 2007.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

As of December 31, 2008, the Company had $10.7 million in notes payable.  We expect to make principal payments of $2.9 million during 2009 and $7.8 million during 2010.  There are no covenants associated with this debt.

During 2008, we incurred approximately $2.0 million in legal expenses related to our litigation with Orbit One Communications, Inc. (see Item 3 – Legal Proceedings).  For 2009, our expectation of legal fees related to this matter is consistent with the amount incurred in 2008.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements through at least December 31, 2009.  This belief could be affected by future results that differ from expectations, a material adverse change in our operating business or a default under the Company Notes.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2008.  Additional details regarding these obligations are provided in the notes to our consolidated financial statements.

	(in thousands)
	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt(1) (2)	$11,970	$3,763	$8,207	$-	$-
Capital lease obligations(3)	64	32	32	-	-
Operating lease obligations(4)	3,358	972	2,386	-	-
Total(5)	$15,392	$4,767	$10,625	$-	$-

(1)	$5,714,000 of this debt is convertible into the Company’s common stock at both the Company’s and Lender’s option depending on the Company’s stock price.

(2)
Long-term debt includes estimated interest.  Interest rates used on the debt outstanding is fixed at 9.5% and 9.75%.  See Note J to the consolidated financial statements contained in this report for further information.

(3)
Amounts represent future minimum lease payments under non-cancelable capital leases for computer equipment.  The value of the computer equipment recorded in property and equipment at the inception of the leases was $157,000.

(4)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.

(5)
Liabilities of approximately $478,000  related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note I to the consolidated financial statements contained in this report for further information.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 22 of the Notes to Consolidated Financial Statements.

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

As a result of our placement of $ 5.0 million and $10.0 million of notes due in 2010, at interest rates of 9.75% and 9.5%, respectively, substantially all of our debt as of December 31, 2008 is at fixed rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

Foreign Currency

Our functional and reporting currency is the U.S. Dollar. Fluctuations in foreign currency exchange rates have not, and are not expected to have a material impact on our results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Numerex Corp. and Subsidiaries.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,917	$7,425
Accounts receivable, less allowance for doubtful accounts of $1,010 at December 31, 2008 and $1,009 at December 31, 2007	9,159	16,396
Inventory	8,506	10,059
Prepaid expenses and other current assets	1,508	1,885
Deferred tax asset – current	-	770
TOTAL CURRENT ASSETS	28,090	36,535

Property and equipment, net	1,765	2,003
Goodwill, net	23,771	22,603
Other intangibles, net	5,796	6,940
Software, net	2,796	3,486
Other assets	288	526
Deferred tax asset – long term	-	2,005
TOTAL ASSETS	$62,506	$74,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,289	$10,298
Other current liabilities	2,943	2,312
Notes payable, current	2,568	2,568
Deferred revenues	1,134	1,328
Obligations under capital leases, current portion	29	44
TOTAL CURRENT LIABILITIES	13,963	16,550

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	520	486
Notes payable	7,629	10,197
TOTAL LONG TERM LIABILITIES	8,149	10,683

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 15,349,327 shares at December 31, 2008 and 14,706,101 shares at December 31, 2007	50,801	47,455
Additional paid-in-capital	4,587	3,427
Treasury stock, at cost, 1,185,809 shares at December 31, 2008 and December 31, 2007	(5,053)	(5,053)
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive loss	(8)	(6)
Retained earnings (deficit)	(9,933)	1,042
TOTAL SHAREHOLDERS' EQUITY	40,394	46,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,506	$74,098
The accompanying notes are an integral part of these financial statements.

Numerex Corp. and Subsidiaries
Consolidated Statements of Operation and Comprehensive Income (Loss)
(In thousands, except per share data)
	For the Years
	Ended December 31,
	2008	2007	2006
Hardware	$43,048	$43,408	$34,525
Service	29,271	24,596	18,263
Total net sales	72,319	68,004	52,788
Cost of hardware sales, exclusive of depreciation and amortization	37,469	38,491	27,967
Cost of services, exclusive of depreciation and amortization	9,430	6,106	5,899
Gross Profit	25,420	23,407	18,922
Selling, general, and administrative expenses	20,113	16,320	12,088
Research and development expenses	2,198	1,459	1,067
Bad debt expense	1,102	635	198
Depreciation and amortization	3,107	2,493	1,755
Goodwill and long-lived asset impairment	5,289	-	2,140
Operating earnings (loss)	(6,389)	2,500	1,674
Interest expense	(1,665)	(1,940)	(904)
Interest income	134	575	354
Net other income and (expense)	(8)	33	29
Earnings (loss) before income taxes	(7,928)	1,168	1,153
Provision for income taxes	3,047	728	(2,950)
Net earnings	(10,975)	440	4,103
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(2)	(8)	10
Comprehensive income (loss)	$(10,977)	$432	$4,113

Basic earnings (loss) per share	$(0.78)	$0.03	$0.33
Diluted earnings (loss) per share	$(0.78)	$0.03	$0.32
Weighted average common shares used in per share calculation
Basic	14,144	13,137	12,502
Diluted	14,144	13,700	12,985

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' 0EQUITY
					Accumulated Other
	Common		Additional paid	Treasury	Comprehensive	Retained
DESCRIPTION:	Shares	$ Amount	in capital	Stock	Income (loss)	Earnings	TOTAL
Balance @ 12/31/05	14,034	$40,050	$1,135	$(10,197)	$(8)	$(3,251)	$27,729
Issuance of shares under Directors Stock Plan	9	61	-	-	-	-	61
Issuance of shares in connection with employee stock option plan	75	303	-	-	-	-	303
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	348	1,503	-	-	-	-	1,503
Issuance of shares in lieu of debt payment	885	6,359	(794)	-	-	-	5,565
Retirement of Treasury Shares	(1,206)	(5,143)	-	5,144	-	-	1
Translation adjustment	-	-	-	-	10	-	10
Share based compensation	-	-	462	-	-	-	462
Warrants	-	-	1,646	-	-	-	1,646
Beneficial Conversion Feature	-	-	37	-	-	-	37
Net earnings	-	-	-	-	-	4,103	4,103
Balance @ 12/31/06	14,145	$43,133	$2,486	$(5,053)	$2	$852	$41,420
FIN 48 Adoption	-	-	-	-	-	(250)	(250)
Issuance of shares under Directors Stock Plan	6	62	-	-	-	-	62
Issuance of shares in connection with employee stock option plan	134	569	-	-	-	-	569
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	100	1,018	-	-	-	-	1,018
Issuance of shares in connection with purchase of assets of Orbit One Communications, Inc.	321	2,673	-	-	-	-	2,673
Translation adjustment	-	-	-	-	(8)	-	(8)
Share based compensation	-	-	941	-	-	-	941
Net earnings	-	-	-	-	-	440	440
Balance @ 12/31/07	14,706	47,455	$3,427	$(5,053)	$(6)	$1,042	$46,865

Issuance of shares under Directors Stock Plan	12	70	-	-	-	-	70
Issuance of shares in connection with employee stock option plan	27	124	-	-	-	-	124
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	200	1,706	-	-	-	-	1,706
Issuance of shares in connection with purchase of assets of Orbit One Communications, Inc.	-	-	-	-	-	-	0
Issuance of shares in connection with purchase of Ublip, Inc.	405	1,446				-	1,446
Translation adjustment	-	-	-	-	(2)	-	(2)
Share based compensation	-	-	1,159	-	-	-	1,159
Net earnings	-	-	-	-	-	(10,975)	(10,975)
Balance @ 12/31/08	15,350	$50,801	$4,586	$(5,053)	$(8)	$(9,933)	$40,393

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(10,975)	$440	$4,103
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	824	699	668
Amortization	2,283	1,794	1,236
Allowance for Doubtful Accounts	1,102	635	229
Inventory Reserves	266	(13)	13
Non cash interest expense	485	290	439
Stock option compensation expense	1,160	941	462
Stock issued in lieu of directors fees	70	62	61
Warrants issued in addition to investor relation fees	-	-	64
Impairment of goodwill	3,986	-	2,140
Impairment of long-lived assets	1,303	-	-
Deferred income taxes	2,776	528	(3,062)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	6,035	(5,176)	(2,976)
Inventory	1,357	(6,129)	134
Prepaid expenses	417	411	(504)
Other assets	42	480	(855)
Accounts payable	(3,133)	2,586	957
Other current liabilities	585	377	(244)
Deferred revenues	(235)	(492)	(240)
Income taxes	11	(738)	38
Net cash provided by (used in) operating activities:	8,359	(3,305)	2,663
Cash flows from investing activities:
Purchase of property and equipment	(453)	(613)	(703)
Purchase of intangible and other assets	(1,544)	(1,461)	(1,262)
Purchase of short-term investment	-	(8,051)	-
Sale of short-term investment, net	-	8,051	1,538
Purchase of Airdesk, Inc. assets	-	-	(3,683)
Purchase of Orbit One Communications, Inc. assets	(1,807)	(6,625)	-
Purchase of Ublip, Inc. assets	(249)	-	-
Net cash used in investing activities	(4,053)	(8,699)	(4,110)
Cash flows from financing activities:
Proceeds from exercise of common stock options	124	569	303
Proceeds from note payable and debt	-	-	20,000
Principal payments on capital lease obligations	(79)	(87)	(80)
Principal payments on notes payable and debt	(2,857)	(1,429)	(1,223)
Net cash (used in) provided by financing activities:	(2,812)	(947)	19,000
Effect of exchange differences on cash	(2)	(8)	10
Net increase (decrease) in cash and cash equivalents	1,492	(12,959)	17,563
Cash and cash equivalents at beginning of year	7,425	20,384	2,821
Cash and cash equivalents at end of year	$8,917	$7,425	$20,384
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,196	$1,444	$583
Income taxes	$233	$17	$189
Disclosure of non-cash financing activities:
Capital leases	$-	$-	$182
Non-cash interest expense	$485	$290	$439
Non-cash financing payments	$-	$-	$3,634
Non-cash leasehold improvement	$127	$140	$88
Disclosure of non-cash investing activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	$1,706	$1,018	$1,503
Common stock issued for the purchase of assets of Orbit One Communications, Inc.	$-	$2,673	$-
Common stock issued for the purchase of assets of Ublip, Inc.	$1,446	$-	$-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2008, 2007 and 2006

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

The Company’s arrangements do not generally include acceptance clauses. However, for those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.” We allocate the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

After the arrangement consideration has been allocated to each unit of accounting, we apply the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the arrangement and the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.

4.           Cash and Cash Equivalents

Cash equivalents consist of overnight repurchase agreements, money market deposit accounts and amounts on deposit in a foreign bank.  Cash of $47,000 and $26,000 at December 31, 2008 and 2007, respectively was held in our foreign bank account.

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

During 2008, we recorded an impairment of goodwill of $4.0 million.  See note G (Intangible Assets) for additional information.

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

During 2008, we recorded an impairment of long-lived assets of $1.3 million.  See note G (Intangible Assets) for additional information.

8.           Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

In September 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109  ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

Upon adoption of FIN 48, the Company recorded a liability for unrecognized tax benefits of $250,000 inclusive of interest and penalties of $24,250 and $11,700, respectively. The $250,000 unrecognized benefit also caused a corresponding decrease to retained earnings as of January 1, 2007. The Company continues to accrue interest and penalties for unrecognized tax benefits existing as of January 1, 2007. The Company has made an accounting policy election to treat interest and penalties as tax expense. The Company has recorded an increase to the liability for unrecognized tax benefits for the year ended December 31, 2008 of $106,000. This amount is made up of an increase to total tax expense of $48,000 which is net of federal benefit. The remaining addition to this liability is an accrual of interest and penalties related to the exposure, with approximately $11,000 related to current year positions, and $47,000 related to interest and penalties on positions originating in prior periods. Because of the nature of the exposure, interest is also recorded net of federal benefit, while penalties are recorded gross. The Company's total unrecognized tax benefits as of December 31, 2008 were $478,000 inclusive of interest and penalties of $133,000. If the Company were to recognize these tax benefits, all of the benefit would impact the effective tax rate. The Company anticipates a decrease to the balance of total unrecognized tax benefits in the next twelve months of approximately $20,000. This reduction results from the Company's policy to treat the statute of limitations as expiring on certain state tax positions after five years, consistent with many state's administrative practices. Management does not anticipate any other material changes to unrecognized tax benefits, net of federal benefit, excluding interest and penalties in the next twelve months.

The following table summarizes the activity for the years ended December 31, 2007 and 2008 related to the company's unrecognized tax benefits, net of federal benefit, excluding interest and penalties (in thousands):

	2007	2008
Balance at January 1	$214	$297
Increases as a result of positions taken during prior periods	16	-
Decreases as a result of positions taken during prior periods	-	(5)
Increases as a result of positions taken during the current period	67	53
Reductions in benefits from lapse in statute of limitations	-	-
Balance at December 31	$297	$345

9.           Inventory

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

10.           Accounts Receivable and Allowance for Doubtful Accounts

Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition and business prospects of our customer base. Management reviews the collectability of individual accounts and assesses the adequacy of the allowance for doubtful accounts monthly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

11.           Notes Receivable

Notes receivable are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.   The notes are payable in installments.  The Company recognizes interest on the interest-bearing notes only when interest payments are received.  For purposes of valuation, the collectability of notes receivable is evaluated separately to determine if the notes are impaired.  Notes receivable are determined to be impaired after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2008 and 2007, all of our notes receivable were determined to be collectible and current.

12.           Debt Issuance Costs

Debt issuance costs are included in other assets on the accompanying consolidated balance sheets and are amortized to interest expense over the terms of the related debt.

13.           Warrants

The fair value of the warrants associated with notes payable are calculated using the Black-Scholes fair value pricing model. The fair value is amortized on a straight-line basis over the term of the related note.

14.           Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.  The carrying value of the long-term note payable discussed in Note J approximates its fair value because the interest rates of the debt approximate market interest rates at the reporting periods.

15.           Use of Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

16.           Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable.  We maintain our cash and overnight investment balances in financial institutions, which at times may exceed federally insured limits.  We had cash balances in excess of these limits of $8.7 million and $7.3 million at December 31, 2008 and 2007, respectively.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically.  Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.

17.            Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Foreign operations are not significant to the Company.

18.            Research and Development

Research and development expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2008, 2007 and 2006 research and development costs amounted to $2.2 million, $1.5 million and $1.1 million, respectively.

19.           Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R).

20.           Earnings (Loss) Per Share

Basic net earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net earnings, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

21.          Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2008, 2007 and 2006, advertising costs were approximately $905,000, $526,000 and $420,000, respectively.

22.          Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” providing guidance on calculating fair value in an inactive market.  This FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of this FSP did not have an impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount must be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The FSP is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented.  The Company is currently evaluating the impact of the FSP on our consolidated financial statements.

In April 2008, the FASB issued Statement No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”. The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141(R), “Business Combinations—revised” (“FAS 141(R)”), and other GAAP. FAS 142-3 will be effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

In December 2007, the FASB issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No.160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. Statement No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 in the first quarter of fiscal 2009. We do not expect this statement will have a material impact on our future results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS 157 as related to financial assets and liabilities in the first quarter of 2008. As a result, the Company was not required to recognize any new assets or liabilities at fair value. The Company is currently evaluating the impact of adopting the provisions of SFAS 157-2.

NOTE B – ACQUISITIONS

On October 9, 2008 the Company completed the acquisition of Ublip, Inc. (“Ublip”).  The results of Ublip’s operations were included in the consolidated financial statements from October 9, 2008.   Ublip is a M2M software and services company based in Dallas, Texas operating in the United States.  This acquisition generated approximately $1.6 million in goodwill which the Company believes is appropriate as we now have the ability to provide a full range of comprehensive M2M services to industry through technology that includes middleware designed to simplify application development and deployment and ‘virtual’ hosting architecture.

The assets acquired consist of computer equipment, software, inventory, accounts receivable, and other intellectual property, including Ublip’s ‘Foundation’ software.

Ublip was merged into a wholly-owned subsidiary of Numerex and will be fully integrated into the Company’s operations.  The aggregate purchase price of approximately $1.7 million, consists of 405,000 shares of restricted Numerex Class A Common Stock, valued at $1.4 million, using the average selling price on the date of the acquisition of $3.56 per share, and approximately $240,000 in cash.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Assets	$344
Goodwill	1,640
Total assets acquired	1,984

Liabilities assumed	(190)
Net assets acquired	$1,794

The $1.6 million of goodwill was assigned to the wireless M2M data communications segment. The goodwill is not deductible for income tax purposes.

Orbit One Communications Acquisition

On August 1, 2007, with an effective date of July 31, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  The results of Orbit One’s operations have been included in the consolidated financial statements from August 1, 2007.  The assets relate to Orbit One’s satellite-based M2M solutions it provides to government agencies and emergency services markets primarily in the United States.  These solutions include hardware, software, data management, installation, maintenance, and use of its proprietary operational support platform.  This acquisition generated approximately $7.5 million in goodwill which the Company believed was appropriate because it expanded the Company’s M2M communications hardware and service technologies, increased penetration  into the governmental markets,  and improved capabilities to enable M2M applications globally in areas underserved by terrestrial-based and cellular communications providers.

The assets acquired consist of software (including Orbit One’s proprietary mapping and operational support platform), inventory, equipment (primarily communications related computer hardware) accounts receivable, trademarks and other intellectual property.

Initial consideration for the asset purchase was approximately $5.5 million paid in cash plus $384,000 of transaction costs. An additional $732,000 was paid 60 days after closing based on satisfying a net working capital test. In addition, if certain revenue and EBITDA performance objectives and milestones are achieved, subsequent payments could include shares of Numerex Corp’s common stock.  If all earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. In consequence, approximately 1.6 million shares were issued to an escrow agent for the benefit of Orbit One Communications, Inc. or Numerex as their interests may appear. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement, whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.

On December 31, 2007 certain revenue and EBITA targets were met for the first measurement period, ending December 31, 2007.   As a result, 320,833 shares of the Company’s Class A common stock were deemed issued to Orbit One Communications, Inc. for purposes of computing common stock dilution. These shares were valued using the average share price on the measurement date for meeting the contingencies on December 31, 2007 of $8.33 per share, thus increasing goodwill by $2.7 million and our common stock by the same amount. An additional $1.8 million in cash was paid in January 2008 after certain customer agreements were extended.  These shares, however, remain in escrow and the January 2008 payment of $1.8 million is being disputed as part of the legal action. The earn-out milestones for calendar year 2008 were not been.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 1, 2007, and  updated for the additional cash payment in conjunction with the extension of certain customer agreements.

		Life
		of intangible
(in thousands)	Fair Value	assets
Net receivables	$454	-
Prepaid assets	418	-
Inventory	1,162	-
Property, plant and equipment	647	-
Other intangibles, net	940	7 - 10 years
Software, net	1,283	3 - 9 years
Deposits	16	-
Goodwill	7,488	Indefinite
Total assets acquired	12,408

Accrued liabilities	(191)
Capital lease obligations	(8)
Contract obligations	(1,103)
Total liabilities assumed	(1,302)
Net assets acquired	$11,106

The $1.3 million of acquired software includes $1.2 million assigned to its proprietary satellite communications, tracking and mapping software.  The $940,000 of acquired intangible assets was comprised of $170,000 assigned to trademarks, and $770,000 assigned to customer relationships.  The estimated useful lives for these assets are 10 years for proprietary software, 1 year for trademarks and 9 years for customer relationships. However, the valuation of the assets of Orbit One at the time of the acquisition is the subject of litigation. See “Legal Proceedings” In addition, the Company conducted its goodwill and long lived asset analysis and assessment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141 and Statement of Financial Accounting Standards (SFAS) 144. As a result, the values for customer relationships and proprietary software was impaired by $1.3 million thus adjusted to their estimated fair value at December 31, 2008 as a result of our impairment analysis, with assistance from an external appraisal firm.

The $7.4 million of goodwill was assigned to the Wireless M2M Data communications segment.    The goodwill and intangible assets will be deductible for income tax purposes.

The following unaudited pro-forma consolidated results of operations assume that the acquisition of Orbit One assets was completed as of January 1 for each of the 12 months periods shown below:

	For the Years
	Ended December 31,
(In thousands, except per share data)	2007	2006
Revenues	$71,952	$65,210
Net Income	$836	$6,227
Earnings Per Common Share	$0.08	$0.50
Earnings Per Common Share - diluted	$0.07	$0.48

These pro-forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Airdesk Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  The results of Airdesk’s operations have been included in the consolidated financial statements from January 1, 2006.  The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada.  This acquisition generated approximately $4.2 million in goodwill which the Company believes is appropriate it aligns Airdesk’s digital M2M hardware and portfolio of industry leading radio modules with our M2M network and services platform.  The acquisition of Airdesk also gives the Company presence in multiple vertical segments including utilities, fleet management and point-of-sale terminals.

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

The $4.2 million of goodwill was assigned to the wireless M2M data communications segment. The goodwill is not deductible for income tax purposes.

NOTE C – ACCOUNTS RECEIVABLE

 Accounts receivables and related allowance for doubtful accounts consisted of the following:

	December 31,
(In thousands)	2008	2007
Accounts receivable	$9,952	$16,243
Unbilled accounts receivable	217	1,162
Allowance for doubtful accounts	(1,010)	(1,009)
Accounts receivable	$9,159	$16,396

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(In thousands)	2008	2007

Notes receivable	$916	$882
Prepaid expenses	380	721
Prepaid minutes	-	75
Debt issuance costs	196	196
Misc. and employee receivables	16	11
	$1,508	$1,885

We had one note receivable at December 31, 2008 in the amount of $916,000 with a 10% interest rate.  We had three notes receivables at December 31, 2007 in the amounts of $645,000, $150,000 and $87,000.  These notes were payable to us in installments.  Two of the notes were non-interest bearing and the other note bore interest at 12%.

NOTE E – INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2008	2007
Raw materials	$2,710	$4,086
Work-in-progress	14	51
Finished goods	6,388	6,262
Less reserve for obsolescence	(606)	(340)
Inventory	$8,506	$10,059

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2008	2007
Leasehold improvements	$1,228	$1,049
Plant and machinery	10,004	9,597
Equipment, fixtures, fittings	810	810
Total property and equipment	12,042	11,456
Accumulated depreciation	(10,277)	(9,453)
Property and equipment, net	$1,765	$2,003

NOTE G – INTANGIBLE ASSETS

The following table provides a summary of the components of our intangible assets:

	December 31,	December 31,
(In thousands)	2008	2007
Wireless Data Communications
Goodwill	$24,226	$22,133
Accumulated Amortization	(1,405)	(1,405)
Digital Multimedia and Networking
Goodwill	4,364	5,289
Accumulated Amortization	(3,414)	(3,414)
Goodwill, net	$23,771	$22,603

Purchased and developed software	8,040	6,921
Patents, trade and service marks	13,116	12,673
Intangible and other assets	2,142	1,951
Total intangible assets	23,298	21,545
Accumulated amortization	(14,706)	(11,119)
Intangible assets, net	$8,592	$10,426

During 2008, we prepared an analysis using standard modeling techniques to estimate a fair market value for each of the four reporting units with goodwill:  Wireless, Airdesk, LLC, Orbit One, LLC and Digital Multimedia.  This analysis included a combination of a discounted cash flow analysis and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2009 business plan and expected future development projects to prepare six year financial projections used in the discounted cash flow analysis for each of the reporting units.

We recorded a pre-tax goodwill and long-lived intangible asset impairment, of $5.3 million, $4.3 million of which was attributable to Orbit One as detailed in the prior note and $1.0 million related to our Digital Multimedia reporting unit.

During 2008, the increase in goodwill of $1.2 million is due to the following (see Note B for additional information):

•	$1.6 million increase to goodwill related to the acquisition of Ublip, Inc.

•	$1.1 million net decrease to the goodwill related to the acquisition and impairment of Orbit One Communications, Inc.

•	$1.7 million increase to goodwill related to the acquisition of Airdesk, Inc.

•	$1.0 million decrease to goodwill related to impairment related to our Digital Multimedia reporting unit.

At December 31, 2008 and 2007, the Company had capitalized approximately $823,000 and $971,000 of software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2008 and 2007 was $706,000 and $319,000, respectively.

The Company expects amortization expense for the next five years and thereafter to be as follows based on intangible assets as of December 31, 2008 (in thousands):

2009	$ 2.6 million
2010	2.0 million
2011	1.3 million
2012	0.9 million
2013	0.8 million
Thereafter	1.0 million
Total	$8.6 million

NOTE H – OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
(In thousands)	2008	2007
Deposits long term	$130	$112
Notes Receivable long-term	-	60
Debt Issuance costs	158	354
	$288	$526

Notes Receivable long-term is related to a revenue share agreement with a customer in Australia.  During 2008, the note receivable was written off due to slow collections.

The long-term portion of debt issuance costs were $556,000, less accumulated amortization of approximately $398,000, at December 31, 2008, and $556,000, less accumulated amortization of approximately $202,000, at December 31, 2007.

NOTE I – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	December 31,
(in thousands)	2008	2007	2006

Current:
Federal	$26	$43	$57
State	95	17	55
Reserve for Uncertain Tax Positions	106	140	-
Foreign	54	-	-
Deferred:
Federal	2,664	529	(2,941)
State	102	(1)	(121)
	$3,047	$728	$(2,950)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

	December 31,
(in thousands)	2008	2007	2006
Income tax provision (benefit) computed
at U.S. corporate tax rate of 34%	$(2,695)	$377	$392
Adjustments attributable to:
Deferred balance true-up	(173)	639	-
State net operating losses	-	(93)	-
Valuation allowance	4,035	(554)	(4,452)
State tax	67	11	56
Foreign tax	30	(7)	(3)
Reserve for uncertain tax positions	106	140	-
Non-deductible expenses	1,547	215	958
Expiration of net operating loss	98	-	108
Other	32	-	(9)
	$3,047	$728	$(2,950)

The components of the Company’s net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2008	2007
Current deferred tax asset
Inventories	$327	$122
Accruals	85	390
Net operating loss carry forward	-	1,455
Other	395	419
Valuation Allowance	(807)	(1,616)
	-	770

Non-Current deferred tax asset
Intangibles	(580)	(234)
Foreign NOL carry forward	-	14
Net operating loss carry forward	7,270	5,352
Tax credit carry forward	1,303	1300
Difference between book and
tax basis of property	1,321	160
Other	227	109
Valuation Allowance	(9,541)	(4,696)
	-	2,005
Deferred Tax Liabilities
Goodwill	(48)	(56)

Net Deferred Tax Assets (liabilities)	$(48)	$2,719

Net operating loss carry forwards available at December 31, 2008, expire as follows:

(in thousands)		Year of
	Amount	Expiration

Federal operating losses	$13,054	2021 - 2028
State operating losses	$51,824	2009 - 2028
Foreign	$-	N/A
Minimum Tax Credit Carryforward	$738	N/A
General Business Credit Carryforward	$565	2015 - 2022

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment.  During the year ended December 31, 2008, management determined that certain deferred tax assets related to net operating losses previously not offset by a valuation allowance had been determined to be more likely than not to be unrealizable. As such, the valuation allowance was increased in 2008 to offset these deferred tax assets. This increase in valuation allowance on net deferred tax assets had an approximate $2,766,000 impact on deferred income tax expense for the year ended December 31, 2008.

Upon adoption of FIN 48, the Company recorded a liability for unrecognized tax benefits of $246,000 inclusive of interest and penalties of $20,250 and $11,700, respectively. The $246,000 unrecognized benefit also caused a corresponding decrease to retained earnings as of January 1, 2007. The Company continues to accrue interest and penalties for unrecognized tax benefits existing as of January 1, 2007. The Company has recorded an increase to the liability for unrecognized tax benefits for the year ended December 31, 2008 of $92,000. This amount is made up of an increase to total tax expense of $48,000 which is net of federal benefit. The remaining addition to this liability is an accrual of interest and penalties related to the exposure. The Company has made an accounting policy election to treat interest and penalties as tax expense. Because of the nature of the exposure, interest is also recorded net of federal benefit, while penalties are recorded gross. For the year ended December 31, 2008, interest and penalties of $34,000 have been recorded related to exposure that existed as of January 1, 2007 and interest of $5,000 has been recorded related to incremental exposure for positions taken in the current year. The Company's total unrecognized tax benefits as of December 31, 2008 were $478,000 inclusive of interest and penalties of $131,000. The company has not been able to determine with reasonable accuracy what, if any, increase or decrease will be recorded for uncertain tax positions during the next twelve months. If the company were to recognize these tax benefits, all of the benefit would impact the effective tax rate.

The following table summarizes the activity related to the company's unrecognized tax benefits, net of federal benefit, excluding interest and penalties (in thousands):

Balance at January 1, 2007	$297
Increases as a result of positions taken during prior periods	-
Decreases as a result of positions taken during prior periods	(5)
Increases as a result of positions taken during the current period	53
Reductions in benefits from lapse in statute of limitations	-
Balance at December 31, 2008	$345

The company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE J – NOTES PAYABLE

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

In consideration of the above private placements and other private placements for term notes, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

Number of Securities	Common Stock Exercise Price	Expiration Date
150,000	$ 4.75	January 13, 2011
100,000	5.17	January 13, 2011
116,000	5.99	January 13, 2011
50,000	5.51	January 28, 2012
50,000	5.72	January 28, 2012
241,379	7.73	May 30, 2013
158,562	10.13	December 29, 2013

On August 31, 2006, Laurus converted $158,200 of Note A, which included $41,979 of accrued interest into 20,000 shares of common stock.  On September 14, 2006 the Company voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock.  On October 9, 2006 the Company voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock.  On November 14, 2006 the Company voluntarily converted $1,249,994 of Note A into 158,027 shares of common stock. On December 19, 2006, the Company voluntarily converted the remaining outstanding balance of $1,133,796 of Note A into 143,337 shares of common stock.

Interest under Note B must be paid in cash.  The principal balance on Note B is due and payable in cash on May 30, 2010.

As of December 31, 2008, the Company had $5.0 million outstanding under Note B and $5.7 million outstanding under Note C.  As of December 31, 2008, the Company had a balance of $150,000 for the unamortized warrant associated with Note B and $368,000 for the unamortized warrant associated with Note C.

The Company expects to make principal payments on our note payable as follows based on our note payable balance as of December 31, 2008:

2009	$ 2.9 million
2010	7.8 million
Total	$10.7 million

On August 1, 2007, Laurus Master Fund, Ltd. assigned to the Valens Fund, a principle amount equal to $719,215 of Note B.  On August 3, 2007, Laurus Master Fund, Ltd. assigned to the PSource Structured Debt Limited, a principle amount equal to $2,777,433 of Note B.  Other than a change in the remittance account, the Company’s rights and obligations have not been altered as a result of these assignments.

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

The Company also completed two prior private placements with Laurus.  On January 13, 2004, the Company completed its first private placement to Laurus of (i) a Convertible Term Note in the aggregate principal amount of $4,500,000 (the “First Company Note”), and (ii) a warrant to purchase up to 300,000 shares of the Company’s common stock (the “First Warrant”).  The First Warrant is exercisable by Laurus until January 13, 2011, and has three separate tranches.

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

NOTE K – SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R).  Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 was $1.2 million, as compared to $941,000 and $462,000 for the years ended December 31, 2007 and 2006, respectively.  Share-based compensation consisted of expense related to employee equity awards.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at December 31, 2008, net of estimated forfeitures, is $1.4 million and is expected to be recognized over a weighted-average period of 1.2 years.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  With the adoption of SFAS 123(R), the Company will continue to use the method of attributing the value of share-based compensation costs to expense on the straight-line method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised.  A summary of the company's stock option activity and related information for the years ended December 31, 2008, 2007 and 2006 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/05	1,453,515	$ 4.76
Options granted	426,250	7.89		$ 4.46
Options exercised	(74,150)	3.98			$ 283,331
Options cancelled	(18,250)	3.82
Options expired	(2,500)	5.13
Outstanding, at 12/31/06	1,784,865	5.55
Options granted	301,500	8.47		$ 4.69
Options exercised	(133,830)	4.80			$ 777,777
Options cancelled	(26,063)	5.62
Options expired	(250)	4.57
Outstanding, at 12/31/07	1,926,222	6.06
Options granted	199,500	5.39		$ 3.34
Options exercised	(26,541)	4.53			$ 49,356
Options cancelled	(54,188)	7.65
Options expired	(39,272)	5.96
Outstanding, at 12/31/08	2,005,721	5.97	5.59		$ 383,626
Exercisable, at 12/31/08	1,458,282	5.62	4.51		$ 372,376

The following table summarizes information related to fixed stock options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2008	Weighted average exercise price
$1.00 – 4.00	558,665	4.63	$3.03	483,665	$2.95
4.01 – 8.00	935,306	6.05	$5.85	610,555	$5.47
8.01 – 12.94	511,750	5.82	$9.40	364,062	$9.40
	2,005,721	5.59	$5.97	1,458,282	$5.62

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.  Dividend yield is zero as there are no payments of dividends.

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	714,687	$4.21
Options granted	199,500	3.34
Options vested	(312,559)	3.72
Options forfeited	(54,188)	4.48
Nonvested at December 31, 2008	547,440	$4.09

The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $1.3 million, $868,000 and $353,000.

The key assumptions used in the valuation model during the twelve months ended December 31, 2008, 2007 and 2006 are provided below:

	Twelve Months Ended
	December 31,
	2008	2007	2006
Valuation Assumptions:
Volatility	69.73%	57.24%	53.70%
Expected term	6.3	6.3	6.3
Risk free interest rate	3.15%	4.29%	4.62%
Dividend yield	0.00%	0.00%	0.00%

NOTE L – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

One customer accounted for approximately 22% of consolidated revenue for the year ended December 31, 2008 principally from our Wireless M2M Data Communications segment.  Accounts receivable from this customer was $1.3 million at December 31, 2008.  One customer accounted for approximately 13% of consolidated revenue for the year ended December 31, 2007 principally from our Wireless M2M Data Communications segment. Accounts receivable from this customer was $3.0 million at December 31, 2007, which is approximately 18% of total accounts receivable.  No customer accounted for more than 10% of consolidated revenues for the year ended December 31, 2006.

We had two suppliers from which our purchases were approximately 67% of our hardware cost of sales for the year ended December 31, 2008.   Our accounts payable to these suppliers was approximately $3.6 million at December 31, 2008.  We had two suppliers from which our purchases were approximately 57% of cost of hardware sales for the year ended December 31, 2007 and 76% of cost of hardware sales for the year ended December 31, 2006.  Our accounts payable to these suppliers was approximately $1.2 million at December 31, 2007.  The components included in the hardware purchased from this supplier can be sourced from other suppliers.

We conducted business with one related party during the year ended December 31, 2008.  Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP.  Salisbury & Ryan LLP provided legal services to the Company in fiscal 2008 and will continue to provide such services during fiscal 2009.  During the year ended December 31, 2008, 2007, and 2006 Salisbury & Ryan LLP charged legal fees of approximately $762,000, $277,000, and $172,000, respectively.  Our accounts payable to Salisbury & Ryan LLP was $201,000 and $33,000 at December 31, 2008 and 2007, respectively.

NOTE M – COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease.  The leases expire at various dates through 2011. The gross value of the assets financed by the lease obligations at the inception of the leases was $157,000.  The net carrying value of assets financed by capital lease obligations is approximated $56,000 as of December 31, 2008.  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008, (in thousands).

2009	$32
2010	26
2011	6
Total minimum lease payments	64
Less amount representing interest	(8)
Present value of net minimum lease payments	$56

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year, through 2013. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2008, (in thousands) are as follows:

2009	$972
2010	930
2011	882
2012	572
2013	2
Total minimum lease payments	$3,358

Rent expense, including short-term leases, amounted to approximately $1.1 million, $938,000 and $795,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE N – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries.  Employees are eligible for participation on the enrollment date following six months of service.  We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  Our matching contributions are vested over a three year period at a rate of 33% per year.  Approximately $182,000, $151,000 and $142,000 were expensed for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE O – EARNINGS (LOSS) PER SHARE

The numerator in calculating both basic and diluted net earnings (loss) per share for each period is net earnings (loss).  The denominator is based on the following number of common shares:

	For the years ended December 31,
(In thousands, except per share data)	2008	2007	2006
Common Shares:
Weighted average common shares outstanding	14,144	13,137	12,502
Dilutive effect of common stock equivalents	-	563	483
Total	14,144	13,700	12,985

Net earnings (loss)	$(10,975)	$440	$4,103
Net earnings (loss) per common share:
Basic	$(0.78)	$0.03	$0.33
Diluted	$(0.78)	$0.03	$0.32

For the year ended December 31, 2008, the effect of our 2,005,721 stock options and warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the years ended December 31, 2007 and 2006, we excluded, respectively, antidilutive options of 239,692 and 245,120 shares of common stock and common stock equivalents from the computation of diluted earnings per share, as the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

With the acquisition of the assets of Orbit One Communications, the Company could issue an additional 1,250,596 shares of the Company’s common stock over a two-year period.  These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

As of December 31, 2008, 2007 and 2006, we had a total of 2,005,721, 1,926,222 and 1,784,865 stock options and warrants outstanding, respectively.

NOTE P – LEGAL PROCEEDINGS

On January 7, 2008 Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements. Plaintiffs are claiming $20 million in damages.  On January 25, 2008 Numerex removed the action to the United States District Court, Southern District of New York.  On March 11, 2008 Numerex answered and counterclaimed asserting, inter alia, breach of fiduciary duty and declaratory relief.  On September 23, 2008, Orbit One, Ronsen and related entities commenced an action in the District of Montana seeking to declare Ronsen’s non-compete obligations void.   On December 9, 2008, the court transferred the case to the United States District Court for the Southern District of New York.  On January 7, 2009, the court held a hearing on plaintiffs’ motion for a preliminary injunction.  On January 21, 2009, the Court denied plaintiffs’ motion for a preliminary injunction.  On January 30, 2009, Numerex filed counterclaims against plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and from Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  On February 24, 2009, the court consolidated the actions and ordered the parties to complete their discovery by February 27, 2009.  Numerex believes that the plaintiffs' claims are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

NOTE Q – SEGMENT INFORMATION

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

Summarized below are the Company’s revenues and net income (loss) by reportable segment as of and for the years ended December 31, 2008, 2007 and 2006.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	For the years ended December 31,
(In thousands, except per share data)	2008	2007	2006

Revenues:
Wireless M2M Data Communications	$66,149	$62,825	$46,321
Digital Multimedia, Networking and Wireline Security	6,170	5,179	6,467
	$72,319	$68,004	$52,788

Operating earnings (loss):
Wireless M2M Data Communications	$(6,729)	$2,374	$3,659
Digital Multimedia, Networking and Wireline Security	916	680	(1,619)
Unallocated Corporate	(576)	(554)	(366)
	$(6,389)	$2,500	$1,674

Depreciation and Amortization (includes $5.3 impairment of goodwill and long-lived assets):
Wireless M2M Data Communications	$6.878	$1,801	$1,268
Digital Multimedia, Networking and Wireline Security	965	194	220
Unallocated Corporate	553	498	267
	$8,396	$2,493	$1,755

	Dec. 31,	Dec. 31,	Dec. 31
Identifiable Assets:	2008	2007	2006
Wireless M2M Data Communications	$49,598	$57,271	$37,380
Digital Multimedia, Networking and Wireline Security	2,168	3,972	3,941
Unallocated Corporate	10,740	12,855	25,072
	$62,506	$74,098	$66,393

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Numerex Corp.

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania company) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule II listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Numerex Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton

Atlanta, Georgia

March 13, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f).  Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.    Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concludes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Numerex Corp.

We have audited Numerex Corp. (a Pennsylvania Corporation) and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Numerex Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Numerex Corp. and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Numerex Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Numerex Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton, LLP

Atlanta, Georgia

March 13, 2009

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation.

 Incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about the securities authorized for issuance to our employees and non-employee directors under our stock-based compensation plans:

	Column (a)	Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,005,722	$5.97	151,814
Equity compensation plans not approved by security holders	-	-	-
Total	2,005,722	$5.97	151,814

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

  PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this report:

1.	Consolidated Financial Statements; All financial statements of the Company as described in Item I of this report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Report of Independent Registered Public Accounting Firm

Schedule II - Valuation and qualifying accounts

3. Exhibits

    2.112 Asset Purchase Agreement, by and between Orbit One Communications LLC and Orbit One Communications, Inc., effective as of July 31, 2007.

    3.11 Amended and Restated Articles of Incorporation of the Company

    3.21 Bylaws of the Company

    4.12 Securities Purchase Agreement, dated May 30, 2006 by and between the Company and Laurus Master  Fund, Ltd.

    4.22 Secured Non-Convertible Term Note, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

    4.32 Common Stock Purchase Warrant, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

    4.42 Master Security Agreement, dated May 30, 2006 by and among the Company, its U.S. subsidiaries, and Laurus Master Fund, Ltd.

4.5[2] Subsidiary Guaranty, dated May 30, 2006 entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus Master Fund, Ltd.

4.6[3] Securities Purchase Agreement, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.7[3] Secured Convertible Term Note, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.8[3] Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.9[3] Master Security Agreement, dated December 29, 2006 by and among the Company, its U.S. subsidiaries, and Laurus Master Fund, Ltd.

4.10[3] Subsidiary Guaranty, dated December 29, 2006 entered into by each of the Company’s U.S. Subsidiaries, in connection with the note payable issued to Laurus Master Fund, Ltd.

4.11[3] Registration Rights Agreement, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.12[3] Amended and Restated Grant of Security Interest in Patent and Trademarks, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

    4.133 Pledge Agreement, dated December 29, 2006, by and between the Company and Laurus Master Fund, Ltd.

4.14[4] Common Stock Purchase Warrant, dated January 13, 2004 by and between the Company and Laurus Master Fund, Ltd.

4.15[5] Common Stock Purchase Warrant, dated January 28, 2005 by and between the Company and Laurus Master Fund, Ltd.

    10. 16 Registration Agreement between the Company and Dominion dated July 13, 1992

10. 2[7] Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

10. 3[8] 2006 Long-Term Incentive Plan (2006 Plan)*

10.4[9] Form of Non-Qualified Stock Option Grant Agreement (consultants) under 2006 Long-Term Incentive Plan*

10. 5[9] Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) under 2006 Long-Term Incentive Plan*

    10. 69 Form of Incentive Stock Option Grant Agreement (employees) under 2006 Long-Term Incentive Plan*

10.7[10] Severance Agreement, by and between Stratton Nicolaides and the Company dated November 1, 2006. (Management Compensation Plan)*

10.8[10] Severance Agreement, by and between Alan Catherall and the Company dated November 1, 2006. (Management Compensation Plan)*

10.9[10] Severance Agreement, by and between Michael Marett and the Company dated November 1, 2006. (Management Compensation Plan)*

10.10[11] Subcontract Agreement by and between Stratix Corporation and Orbit One Communications, Inc., dated as of June 1, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

11 Computation of Earnings Per Share

21 Subsidiaries of Numerex Corp.

23 Consent of Grant Thornton LLP.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Rule 13a-14(b) Certification of Chief Executive Officer

32.2 Rule 13a-14(b) Certification of Chief Financial Officer

*Indicates a management contract of any compensatory plan, contract or arrangement.

[1]	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

[2]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

[4]	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004 (File No. 0-22920)

[5]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005, 2005 (File No. 0-22920)

[6]	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

[7]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

[8]	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

[9]	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

[10]	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

[11]	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 0-22920)

[12]	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on August 6, 2007 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007, 2006

(in thousands)

Description	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period
Year ended December 31, 2008:
Accounts receivable
Allowance for uncollectible accounts	1,009	1,102	(1,101)		1,010
Inventory
Allowance for obsolescence	340	476	(210)		606

Year ended December 31, 2007:
Accounts receivable
Allowance for uncollectible accounts	935	635	(561	)a	1,009
Inventory
Allowance for obsolescence	353	99	(112)		340

Year ended December 31, 2006:
Accounts receivable
Allowance for uncollectible accounts	704	231			935
Inventory
Allowance for obsolescence	317	36			353

(a) Amounts written off as uncollectible, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:    /s/Stratton J. Nicolaides

Stratton J. Nicolaides,

Chairman and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman and Chief Executive Office	March 13, 2009
Stratton J. Nicolaides

/s/ Brian C. Beazer	Director	March 13, 2009
Brian C. Beazer

/s/ George Benson	Director	March 13, 2009
George Benson

/s/ E. James Constantine	Director	March 13, 2009
E. James Constantine

	Director	March 13, 2009
/s/ Nicholas Davidge
Nicholas Davidge

/s/ Matthew J. Flanigan	Director	March 13, 2009
Matthew J. Flanigan

/s/ John G. Raos	Director	March 13, 2009
John G. Raos

/s/ Andrew J. Ryan	Director	March 13, 2009
Andrew J. Ryan

/s/ Alan B. Catherall	Executive Vice President,	March 13, 2009
Alan B. Catherall	Chief Financial Officer, Principal
Financial and Accounting Officer