Form 10-Q
period 2009-03-31
NUMEREX CORP /PA/
filed 2009-05-11
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No  ☐

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

As of May 4, 2009, an aggregate of 14,174,228 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Net sales:
Hardware	$5,675	$ 13,624
Service	6,987	6,832
Total net sales	12,662	20,456
Cost of hardware sales, exclusive of depreciation and amortization	4,928	12,162
Cost of services, exclusive of depreciation and amortization	2,434	1,906
Gross Profit	5,300	6,388
Selling, general, and administrative expenses	5,184	4,948
Research and development expenses	508	530
Bad debt expense	155	138
Depreciation and amortization	792	751
Operating earnings (loss)	(1,339)	21
Interest expense, net	(347)	(403)
Other expense	-	(2)
Loss before income tax	(1,686)	(384)
Income tax (expense) benefit	(37)	(166)
Net loss	(1,723)	(218)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(2)	10
Comprehensive loss	$(1,725)	$ (208)

Basic loss per common share	$(0.12)	$ (0.02)
Diluted loss per common share	$(0.12)	$ (0.02)
Weighted average common shares outstanding:
Basic	14,169	13,725
Diluted	14,169	13,725

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,463	$8,917
Accounts receivable, less allowance for doubtful accounts of $1,067 at March 31, 2009 and $1,010 at December 31, 2008	7,839	9,159
Inventory, net	6,305	8,506
Prepaid expenses and other current assets	1,814	1,508
TOTAL CURRENT ASSETS	25,421	28,090

Property and equipment, net	2,055	1,765
Goodwill, net	23,787	23,771
Other intangibles, net	5,517	5,796
Software, net	2,873	2,796
Other assets	239	288
TOTAL ASSETS	$59,892	$62,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,060	$7,289
Other current liabilities	2,877	2,943
Note payable, current	2,568	2,568
Deferred revenues	1,907	1,134
Obligations under capital leases, current	23	29
TOTAL CURRENT LIABILITIES	13,435	13,963

LONG TERM LIABILITIES
Obligations under capital leases and other long-term liabilities	488	520
Note payable	6,987	7,629
TOTAL LONG TERM LIABILITIES	7,475	8,149

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000, issued 15,354,525
shares at March 31, 2009 and 15,349,327 shares at December 31, 2008	50,820	50,801
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	4,881	4,587
Treasury stock, at cost, 1,185,809 shares on March 31, 2009 and
December 31, 2008	(5,053)	(5,053)
Accumulated other comprehensive loss	(10)	(8)
Retained deficit	(11,656)	(9,933)
TOTAL SHAREHOLDERS' EQUITY	38,982	40,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,892	$62,506

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	Three Months Ended
	March 31,
	2009	2008
Operating activities:-
Net loss	$(1,723)	$(218)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	225	193
Amortization	567	558
Bad debt expense	155	138
Obsolete inventory expense	20	(82)
Non-cash interest expense	121	121
Stock option compensation expense	294	293
Stock issued in lieu of directors fees	19	15
Deferred income taxes	-	(166)
Changes in assets and liabilities which provided cash:
Accounts and notes receivable	1,153	(907)
Inventory	2,180	(265)
Prepaid expenses and other current assets	(294)	(700)
Other assets	-	12
Accounts payable	(1,229)	1,464
Other current liabilities	(72)	(170)
Deferred revenues	773	2,062
Income taxes	(20)	(59)
Net cash provided by operating activities	2,169	2,289
Investing activities:
Purchase of property and equipment	(515)	(197)
Purchase of intangible and other assets	(380)	(299)
Purchase of Orbit One Communications, Inc. assets	-	(1,756)
Net cash used in investing activities	(895)	(2,252)
Financing activities:
Proceeds from exercise of common stock options	-	53
Principal payments on capital lease obligations	(12)	(23)
Principal payments on notes payable and debt	(714)	(714)
Net cash used in financing activities	(726)	(684)
Effect of exchange rate differences on cash	(2)	10
Net increase (decrease) in cash and cash equivalents	546	(637)
Cash and cash equivalents at beginning of period	8,917	7,425
Cash and cash equivalents at end of period	$9,463	$6,788
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	226	309
Income taxes	12	59
Disclosure of non-cash activities:
Non-cash interest	121	121
Common stock issued for the purchase of assets of Airdesk, Inc.	-	1,706

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance, December 31, 2008	15,350	$50,801	$4,587	$(5,053)	$(8)	$(9,933)	$40,394
Issuance of shares under Directors Stock Plan	5	19	-	-	-	-	19
Share-based compensation	-	-	294	-	-	-	294
Translation adjustment	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	(1,723)	(1,723)

Balance, March 31, 2009	15,355	$50,820	$4,881	$(5,053)	$(10)	$(11,656)	$38,982

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2008 and the consolidated financial statements contained therein.

Numerex Corp. (NASDAQ: NMRX) is the machine-to-machine (M2M) provider to some of the world’s largest organizations delivering secure, all-around solutions through a single source. The Company’s M2M expertise enables its customers to efficiently, reliably, and securely monitor and manage assets remotely whenever and wherever needed, while simplifying and speeding up development and deployment. Numerex is the first M2M service provider in North America to carry the ISO 27001 information security certification. Numerex DNA™ offerings include hardware Devices, Network services, and software Applications offered as individual components or as bundled services.

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

NOTE B – SHARE-BASED COMPENSATION

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) for the three months ended March 31, 2009 and 2008 was $294,000 and $293,000, respectively.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2009, net of estimated forfeitures, is $1.5 million and is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the Company's stock option activity and related information for the three months ended March 31, 2009 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/08	2,005,721	$5.97	-	$3.83	$383,626
Options granted	-	$-	-	$-	$-
Options exercised	-	$-	-	$-	$-
Options cancelled	(19,250)	$7.20	-	$4.15	$-
Options expired	(1,000)	$6.21	-	$2.73	$-
Outstanding, at 03/31/09	1,985,471	$5.96	5.32	$3.82	$347,956
Exercisable, at 03/31/09	1,491,281	$5.62	4.32	$3.71	$342,706

The following table summarizes information related to stock options outstanding at March 31, 2009:

		Options outstanding		Options exercisable
Range of exercise prices	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$1.00 – 4.00	558,665	4.38	$3.03	483,665	$2.95
4.01 – 8.00	915,432	5.75	$5.82	636,491	$5.44
8.01 – 12.94	511,374	5.57	$9.40	371,125	$9.40
	1,985,471	5.32	$5.96	1,491,281	$5.62

 NOTE C - INVENTORY

The components of inventory, net of reserves, consist of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Raw materials	$1,568	$2,710
Work-in-progress	26	14
Finished goods	5,092	6,388
Less reserve for obsolescence	(381)	(606)
Inventory, net	$6,305	$8,506

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  The following table presents the changes in goodwill during fiscal 2009 and 2008 (in thousands):

	For the Three Months ended March 31, 2009	For the Year ended December 31, 2008
Wireless M2M Data Communications
Balance at the beginning of the period
Goodwill	$25,905	$20,728
Accumulated impairment losses	(3,060)	-
	22,845	20,728

Acquisition of Ublip, Inc.	16	1,640
Acquisition of assets of Airdesk, Inc.	-	1,706
Acquisition of assets of Orbit One, Inc.	-	1,831
Impairment of goodwill of Orbit One, Inc.	-	(3,060)
Balance at the end of the period
Goodwill	25,921	25,905
Accumulated impairment losses	(3,060)	(3,060)
	22,861	22,845

Digital Multimedia and Networking
Balance at the beginning of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(2,140)
	926	1,875

Impairment of goodwill	-	(949)
Balance at the end of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(3,089)
	926	926

Total at end of period	$23,787	$23,771

     The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ending March 31, 2009.  Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$7,640	$(4,767)	$2,873	$7,272	$(4,476)	$2,796
Patents, trade and service marks	13,138	(8,203)	4,935	13,116	(8,124)	4,992
Intangible and other assets	1,248	(666)	582	1,278	(474)	804
Total Intangible and other assets	$22,026	$(13,636)	$8,390	$21,666	$(13,074)	$8,592

Amortization expense of intangible assets totaled $567,000 and $558,000 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

As of March 31, 2009, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2009 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2009	$2.1 million
2010	1.6 million
2011	1.1 million
2012	0.8 million
2013	0.8 million
Thereafter	2.0 million

NOTE E – NOTES PAYABLE

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

In consideration of the above private placements and other private placements for term notes, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

	Common
Number	Stock
of	Exercise	Expiration
Securities	Price	Date
150,000	$4.75	January 13, 2011
100,000	$5.17	January 13, 2011
50,000	$5.99	January 13, 2011
50,000	$5.51	January 28, 2012
50,000	$5.72	January 28, 2012
241,379	$7.73	May 30, 2013
158,562	$10.13	December 29, 2013

NOTE F– INCOME TAXES

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

As of March 31, 2009 the Company had $474,000 of unrecognized tax benefits inclusive of interest and penalties of $153,000, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording $31,000 of  unrecognized tax benefits consisting entirely of interest and penalties on state and local income taxes of $28,000 and $3,000 respectively for the year ended December 31, 2009. This increase in liability would impact the company's effective tax rate if recognized. The Company recognized previously unrecognized tax benefits of approximately $16,000 in the first quarter ending March 31, 2009, as a result of settlements with state taxing authorities. The Company anticipates recording a decrease in liability for unrecognized tax benefits due to expiration of the statute of limitations under certain state administrative practices for the year ending December 31, 2009 in the approximate amount of $19,000 inclusive of interest and penalties of $6,000, and $3,000 respectively. All of the impact from this decrease in liability will impact the Company's effective tax rate.

The Company recorded a tax provision of $37,000 for the three month's ended March 31, 2009 as compared to a tax benefit of $166,000 for the three months ended March 31, 2008 representing effective tax rates of   (2.17)% and 43.2%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current year is due primarily to the Company's valuation allowance against all net deferred tax assets, the amortization of goodwill for tax purposes, and state tax accruals related to unrecognized tax benefits. Differences in the Company's effective tax rate and the 34% statutory rate in the prior year resulted primarily from state tax accruals and incentive stock option expenses.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – LOSS PER SHARE

Basic net loss per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net earnings, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net loss. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Common Shares:
Weighted average common shares outstanding	14,169	13,725
Dilutive effect of common stock equivalents	-	-
Total	14,169	13,725

Net loss	$(1,723)	$ (218)

Net loss per common share:
Basic	$(0.12)	$ (0.02)
Diluted	$(0.12)	$ (0.02)

For the three months ended March 31, 2009, the effect of our  1,985,472 stock options and warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three months ended March 31, 2007, we excluded antidilutive options of 201,000 shares of common stock and common stock equivalents from the computation of diluted earnings per share.  We excluded these share amounts because the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

With the acquisition of Orbit One Communications, the Company could issue an additional 1,250,596 shares of the Company’s common stock.  These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

 NOTE H – LIQUIDITY

The Company believes that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over at least the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations; a material adverse change in the Company’s operating business or a default under the Company’s notes.

NOTE I – ACQUISITIONS

Ublip, Inc. Acquisition

On October 9, 2008 the Company completed the acquisition of Ublip, Inc. (“Ublip”).  The results of Ublip’s operations were included in the consolidated financial statements from October 9, 2008.   Ublip was merged into a wholly-owned subsidiary of Numerex and will be fully integrated into the Company’s operations.   The increase of goodwill of $16,000 was due to additional direct expenses incurred relating to the Ublip acquisition.

Orbit One Communications, Inc. Acquisition

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

Initial consideration for the asset purchase was approximately $5.5 million paid in cash plus $384,000 of transaction costs. An additional $732,000 was paid 60 days after closing based on satisfying a net working capital test. In addition, if certain revenue and EBITDA performance objectives and milestones are achieved, subsequent payments could include shares of Numerex Corp’s common stock.  If all earn-out objectives are achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets are exceeded, Orbit One may receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. Accordingly, approximately 1.6 million shares were issued to an escrow agent for the benefit of Orbit One Communications, Inc. or Numerex as their interests may appear. The earn-out milestones are measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement, whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity will be reflected as incremental goodwill.

On December 31, 2007 certain revenue and EBITA targets were met for the first measurement period, ending December 31, 2007.   As a result, 320,833 shares of the Company’s Class A common stock were deemed issued to Orbit One Communications, Inc. for purposes of computing common stock dilution. These shares were valued using the average share price on the measurement date for meeting the contingencies on December 31, 2007 of $8.33 per share, thus increasing goodwill by $2.7 million and our common stock by the same amount. An additional $1.8 million in cash was paid in January 2008 after certain customer agreements were extended.  These shares, however, remain in escrow and the January 2008 payment of $1.8 million is being disputed as part of the legal action. The earn-out milestones for calendar year 2008 were not met.

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

NOTE J - RECENT ACCOUNTING PROUNCEMENTS

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R), to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not impact the Company’s consolidated financial statements, but may have an impact in the future to the extent the Company enters into a business combination.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determing Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. These standards are effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement requires the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively.  Early application of this FSP was prohibited.  We adopted the FSP in the first quarter of fiscal 2009.  The FSP did not have a material impact on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company has not elected the fair value option for any of its existing financial instruments as of March 31, 2009, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

            In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount must be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The FSP was effective for fiscal years beginning after December 15, 2008, did not permit early application, and required retrospective application to all periods presented.
We adopted the FSP in the first quarter of fiscal 2009.  The FSP did not have a material impact on our results of operations and financial condition.

In April 2008, the FASB issued Statement No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”. The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141(R), “Business Combinations—revised” (“FAS 141(R)”), and other GAAP. FAS 142-3 was effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.  As of March 31, 2009, this statement did not have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No.160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008.  We adopted SFAS No. 160 in the first quarter of fiscal 2009. This statement did not have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations," (“SFAS 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) was effective for all business combinations consummated beginning January 1, 2009. Earlier adoption was not permitted.  We adopted SFAS No. 141(R) in the first quarter of fiscal 2009.  The impact of adopting SFAS 141R will be dependent on the business combinations that the Company may pursue after its adoption.

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

The Company adopted SFAS 157, as related to financial assets and liabilities in the first quarter of 2008. As a result, the Company was not required to recognize any new assets or liabilities at fair value. We adopted SFAS 157-2 in the first quarter of 2009.  This statement did not have a material impact on our results of operations and financial condition.

NOTE K – SEGMENT INFORMATION

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net sales:
Wireless M2M Data Communications	$11,806	$ 19,554
Digital Multimedia, Networking and Wireline Security	856	902
	$12,662	$ 20,456
Gross profit:
Wireless M2M Data Communications	$4,781	$ 5,872
Digital Multimedia, Networking and Wireline Security	519	516
	$5,300	$ 6,388
Operating earnings (loss):
Wireless M2M Data Communications	$1,000	$ 54
Digital Multimedia, Networking and Wireline Security	289	91
Unallocated Corporate	(2,628)	(124)
	$(1,339)	$ 21
Depreciation and amortization:
Wireless M2M Data Communications	$635	$ 611
Digital Multimedia, Networking and Wireline Security	3	20
Unallocated Corporate	154	120
	$792	$ 751

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets at March 31, 2009 and audited identifiable assets at December 31, 2008:

(In thousands)	March 31,	December 31
Identifiable assets:	2009	2008
Wireless M2M Data Communications	$46,468	$49,598
Digital Multimedia, Networking and Wireline Security	2,284	2,168
Unallocated Corporate	11,140	10,740
	$59,892	$62,506

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenue;, difficulties associated with integrating Orbit One’s business; the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this report and those in the Company’s reports previously and subsequently filed with the Securities and Exchange Commission.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Net sales decreased 38.1% to $12.7 million for the three-month period ended March 31, 2009, as compared to $20.5 million for the three-month period ended March 31, 2008, primarily as a result of decreased hardware sales.  Service sales for the comparative quarters remained steady.

Although we are experiencing lower than anticipated demand in some of our business units due to general economic uncertainty including poor conditions in the housing and auto market, we believe that our pipeline of future sales opportunities remains solid.  We are increasingly proposing complete M2M solutions to our customers that incorporate Numerex DNATM – Device, Network & Application.  We have tightened our credit policies in response to the economic climate, in particular to our hardware-only sales, which may impact revenues for the balance of the year.

We recognized an operating loss of $1.4 million for the three-month period ended March 31, 2009, as compared to operating earnings of $21,000 for the three-month period ended March 31, 2008.

We recognized a net loss of $1.7 million for the three-month period ended March 31, 2009, or ($0.12) per basic and diluted share, as compared to a net loss of $218,000, or ($0.02) per basic and diluted share for the three-month period ended March 31, 2008.

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

For additional information regarding our critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2008 and the condensed consolidated financial statements contained therein.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

Net Sales

Net sales for our reportable segments for the three-month period ended March 31, 2009 and 2008 are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2009	2008	change	% change
Net Sales:
Wireless M2M Data Communications
Hardware	$5,572	$13,421	$(7,849)	-58.5%
Services	6,235	6,132	103	1.7%
Sub-Total	11,807	19,553	(7,746)	-39.6%
Digital Multimedia, Networking and Wireline Security
Hardware	103	202	(99)	-49.0%
Services	752	700	52	7.4%
Sub-Total	855	902	(47)	-5.2%
Total net sales	$12,662	$20,455	$(7,793)	-38.1%

Net sales from Wireless M2M Data Communications segment decreased 39.6% to $11.8 million for the three-month period ended March 31, 2009, as compared to $19.5 million for the three-month period ended March 31, 2008.  The decrease in Wireless M2M Data Communications total net sales is primarily the result of decreased hardware net sales, as discussed below.

Hardware net sales from Wireless M2M Data Communications decreased 58.5% to $5.6 million for the three-month period ended March 31, 2009, as compared to $13.4 million for the three-month period ended March 31, 2008.  The decrease in Wireless M2M Data Communications hardware sales is due to the fact that in the three-month period ended March 31, 2008 there was increased demand for devices used for wireless communications between alarm installations and central monitoring stations.  This was related to the Federal Communications Commission (FCC) ruling which allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service and provide only digital service as of February 18, 2008.  There was also a decrease in demand for our wireless modules due to the distressed economy as well as our tighter credit controls.

Service net sales from Wireless M2M Data Communications increased 1.7% to $6.2 million for the three-month period ended March 31, 2009, as compared to $6.1 million for the three-month period ended March 31, 2008.  Connection increases were generated by sales of our security hardware, sales of our wireless modules used in the door entry control solutions used by real estate agents and brokers, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless connections for the three month period ended March 31, 2009 increased to over 771,000, a 32.7% increase in connections over the three month period ended March 31, 2008. While connections have increased at a higher rate than service net sales, the average revenue per unit has decreased to due offering rates that enable us to be more competitive with larger wireless M2M providers.  This resulted in a 69% increase in digital connections and a 60% increase in digital revenue growth.  We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 5.2% to $855,000 for the three-month period ended March 31, 2009, as compared to $902,000 for the three-month period ended March 31, 2008.

Hardware sales from Digital Multimedia, Networking and Wireline Security decreased 49.0% to $103,000 for the three-month period ended March 31, 2009, as compared to $202,000 for the three-month period ended March 31, 2008.    The decrease in Digital Multimedia, Networking and Wireline Security hardware sales is primarily the result of a decrease in sales of our interactive videoconferencing hardware.

Service net sales from Digital Multimedia, Networking and Wireline Security service revenues increased 7.4% to $752,000 for the three months ended March 31, 2009, as compared to $700,000 for the three-month period ended March 31, 2008.  The increase in Digital Multimedia, Networking and Wireline Security service is due to an increase in installation and implementation provided to Wireline and Wireless telecommunication customers.

Cost of Sales

Cost of sales for our reportable segments for the three-month period ended March 31, 2009 and 2008 are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2009	2008	change	% change
Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$4,851	$12,051	$(7,200)	-59.7%
Cost of service sales	2,174	1,630	544	33.4%
Sub-Total	7,025	13,681	(6,656)	-48.7%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	77	111	(34)	-30.6%
Cost of service sales	260	276	(16)	-5.8%
Sub-Total	337	387	(50)	-12.9%
Total cost of sales	$7,362	$14,068	$(6,706)	-47.7%

Cost of hardware sales from Wireless M2M Data Communications segment decreased 59.7% to $4.9 million for the three-month period ended March 31, 2009, as compared to $12.0 million for the three-month period ended March 31, 2008.  The decrease in cost of hardware sales from Wireless M2M Data Communications segment is primarily the result of decreased hardware sales.

Cost of service sales from Wireless M2M Data Communications segment increased 33.4% to $2.2 million for the three-month period ended March 31, 2009, as compared to $1.6 million for the three-month period ended March 31, 2008.  The increase in cost of service sales from Wireless M2M Data Communications segment is primarily the result of an increase in the number of connections to our wireless M2M network during the three-month period ending March 31, 2009.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service net sales.

Cost of hardware sales from Digital Multimedia, Networking and Wireline Security segment decreased 30.6% to $77,000 for the three-month period ended March 31, 2009, as compared to $111,000 for the three-month period ended March 31, 2008.  The decrease in cost of hardware sales is in direct correlation to the decrease in hardware sales.

Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 5.8% to $260,000 for the three-month period ended March 31, 2009, as compared to $276,000 for the three-month period ended March 31, 2008.  The decrease in cost of service is attributed to a number of factors including lower costs at our Australian subsidiary.

Gross Profit

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Total net sales	$12,662	$20,455
Total cost of sales	7,362	14,068
Gross Profit:	$5,300	$6,387
Gross Profit %:	41.9%	31.2%

Gross profit, as a percentage of net sales, was 41.9% for the three-month period ended March 31, 2009, as compared to 31.2% for the three-month period ended March 31, 2008.  The increase in gross profit, as a percentage of net sales, is primarily the result of two factors. The first is a change in the overall revenue mix. In the three-month period ended March 31, 2009, service revenues were 55.2% of total revenues, as compared to 34.0% in the three-month period ended March 31, 2008. This drives an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware. Secondly, hardware margins improved slightly in the three-month period ended March 31, 2009.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three-month period ended March 31, 2009 and 2008 are summarized in the following table:

	Three Months Ended
	March 31,
	2009	2008	% change
Selling, general, and administrative expenses	5,184	4,948	4.8%
Research and development expenses	508	530	-4.2%
Bad debt expense	155	138	12.3%
Depreciation and amortization	792	750	5.6%
Operating earnings (loss)	$(1,339)	$21	nm
Interest income (expense)	(347)	(403)	-13.9%
Other income (expense)	-	(2)	-100.0%
Earnings (loss) before income taxes	(1,686)	(384)	339.1%
Income taxes	(37)	166	nm
Net earnings (loss)	$(1,723)	$(218)	690.4%

    Selling, general, administrative and other expenses increased 4.8% to $5.2 million for the three-month period ended March 31, 2009, as compared to $4.9 million for the three-month period ended March 31, 2008.  The increase is primarily the result of increased professional fees associated with litigation expenses related to our satellite M2M unit.

    Research and development expenses decreased 4.2% to $508,000 for the three-month period ended March 31, 2009, as compared to $530,000 for the three-month period ended March 31, 2008 primarily due to increased capitalized development, as the company increased development on customer facing applications in first quarter of 2009 versus the same quarter in 2008.

    Bad debt expense increased 12.3% to $155,000 for the three-month period ended March 31, 2009, as compared to $138,000 for the three-month period ended March 31, 2008.

    Depreciation and amortization expense increased 5.5% to $792,000 for the three-month period ended March 31, 2009, as compared to $751,000 for the three-month period ended March 31, 2008.

    Interest expense, net decreased 13.9% to $347,000 for the three-month period ended March 31, 2009, as compared to $403,000 for the three-month period ended March 31, 2008.  The reduced expense is the result of a lower amount of outstanding principle on the company’s debt.

     We recorded  tax expense of $37,000for the three-month period ended March 31, 2009, as compared to an income tax benefit of $166,000 for the three-month period ended March 31, 2008.

Liquidity and Capital Resources

    We had working capital of $12.0 million as of March 31, 2009, as compared to a working capital of $14.1 million at December 31, 2008.  We had cash balances of $9.5 million and $8.9 million as of March 31, 2009 and December 31, 2008, respectively.

    You are referred to Item 1A Risk Factors included in Form 10-K for the fiscal year ended December 31, 2008.  The specified risk factor referenced is headed..."A prolonged overall economic downturn, of one or more market-specific downturns, could have a material adverse effect on our financial condition and operating results."

    The following table shows information about our cash flows and liquidity positions during the three months ended March 31, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$2,169	$2,289
Net cash used in investing activities	(895)	(2,252)
Net cash used in financing activities	(726)	(684)
Effect of exchange rate differences on cash	(2)	10
Net change in cash and cash equivalents	$546	$(637)

We provided cash from operating activities totaling $2.2 million for the three-month period ended March 31, 2009, as compared to $2.3 million for the three-month period ended March 31, 2008.  The decrease in cash provided by operating activities for the three months ended March 31, 2009 versus the comparable period of 2008 was primarily due to the increase in net loss of $1.5 million and the increase in deferred revenue, partially offset by a decrease in accounts receivable and inventory.

We used cash in investing activities totaling $895,000 for the three-month period ended March 31, 2009, as compared to $2.3 million for the three-month period ended March 31, 2008.   The decrease in cash used in investing activities was primarily due to cash used in the prior year three-month period for the purchase of the assets of Orbit One Communications, Inc.

We used cash in financing activities totaling $726,000 for the three-month period ended March 31, 2009, as compared to $684,000 for the three-month period ended March 31, 2008.

           Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

As of March 31, 2009, the Company had $9.6 million in notes payable.  We expect to make principal payments of $2.8 million during the remainder of 2009.  There are no covenants associated with this debt.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements through at least the next twelve months.  This belief could be affected by future results that differ from expectations, a material adverse change in our operating business or a default under the Notes as described in Note D of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

As a result of our placement of $ 5.0 million and $10.0 million of notes due in 2010, at interest rates of 9.75% and 9.5%, respectively, substantially all of our debt as of March 31, 2009 is at fixed rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2009, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 7, 2008 Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements. Plaintiffs are claiming $20 million in damages.  On January 25, 2008 Numerex removed the action to the United States District Court, Southern District of New York.  On March 11, 2008 Numerex answered and counterclaimed asserting, inter alia, breach of fiduciary duty and declaratory relief.  On September 23, 2008, Orbit One, Ronsen and related entities commenced an action in the District of Montana seeking to declare Ronsen’s non-compete obligations void.   On December 9, 2008, the court transferred the case to the United States District Court for the Southern District of New York.  On January 7, 2009, the court held a hearing on plaintiffs’ motion for a preliminary injunction.  On January 21, 2009, the Court denied plaintiffs’ motion for a preliminary injunction.  On January 30, 2009, Numerex filed counterclaims against plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  On February 24, 2009, the court consolidated the actions and ordered the parties to complete their discovery by February 27, 2009.  On April 17, 2009, the parties filed cross-motions for summary judgment.  Numerex believes that the plaintiffs' claims in each of the related actions are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  At March 31, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

NUMEREX CORP.
(Registrant)

May 11, 2009	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

May 11, 2009	/s/ Alan B. Catherall
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