Form 10-Q
period 2009-06-30
NUMEREX CORP /PA/
filed 2009-08-10
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 7, 2009, an aggregate of 14,408,058 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Hardware	$4,904	$10,490	$10,580	$24,113
Service	7,700	6,935	14,686	13,767
Total net sales	12,604	17,425	25,266	37,880
Cost of hardware sales, exclusive of depreciation and amortization	4,235	9,013	9,162	21,175
Cost of services, exclusive of depreciation and amortization	2,687	2,143	5,121	3,982
Gross Profit	5,682	6,269	10,983	12,723
Selling, general, and administrative expenses	4,473	5,047	9,658	10,062
Research and development expenses	651	485	1,159	1,015
Bad debt expense	136	125	291	263
Depreciation and amortization	844	766	1,637	1,516
Operating loss	(422)	(154)	(1,762)	(133)
Interest expense	(343)	(407)	(690)	(810)
Other income (expense)	1	(2)	1	(3)
Loss before tax	(764)	(563)	(2,451)	(946)
Provision (benefit) for income tax	28	(380)	65	(546)
Net loss	(792)	(183)	(2,516)	(400)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	4	4	2	15
Comprehensive loss	$(788)	$(179)	$(2,514)	$(385)

Basic loss per common share	$(0.06)	$(0.01)	$(0.18)	$(0.03)
Diluted loss per common share	$(0.06)	$(0.01)	$(0.18)	$(0.03)
Number of shares used in per share calculation
Basic	14,152	13,736	14,160	13,731
Diluted	14,152	13,736	14,160	13,731

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,004	$8,917
Accounts receivable, less allowance for doubtful accounts of $937 at June 30, 2009 and $1,010 at December 31, 2008	6,415	9,159
Inventory, net	5,974	8,506
Prepaid expenses and other current assets	1,878	1,508
TOTAL CURRENT ASSETS	24,271	28,090

Property and equipment, net	1,888	1,765
Goodwill, net	23,787	23,771
Other intangibles, net	5,241	5,796
Software, net	2,897	2,796
Other assets	194	288
TOTAL ASSETS	$58,278	$62,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,981	$7,289
Other current liabilities	2,227	2,943
Note payable, current	7,576	2,568
Deferred revenues	1,331	1,134
Obligations under capital leases, current	23	29
TOTAL CURRENT LIABILITIES	18,138	13,963

LONG TERM LIABILITIES
Note payable	1,337	520
Obligations under capital leases and other long-term liabilities	456	7,629
TOTAL LONG TERM LIABILITIES	1,793	8,149

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000, issued 15,372,611
shares at June 30, 2009 and 15,349,327 shares at December 31, 2008	50,882	50,801
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	5,133	4,587
Treasury stock, at cost, 1,225,809 shares on June 30, 2009 and
1,185,809 shares on December 31, 2008	(5,213)	(5,053)
Accumulated other comprehensive loss	(6)	(8)
Retained deficit	(12,449)	(9,933)
TOTAL SHAREHOLDERS' EQUITY	38,347	40,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,278	$62,506

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	Six Months Ended
	June 30,
	2009	2008
Operating activities:-
Net loss	$(2,516)	$(400)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	472	392
Amortization	1,165	1,124
Bad debt expense	291	263
Obsolete inventory expense	22	(2)
Non-cash interest expense	243	243
Stock option compensation expense	546	578
Stock issued in lieu of directors fees	75	31
Deferred income taxes	-	(484)
Changes in assets and liabilities which provided cash:
Accounts and notes receivable	2,412	2,087
Inventory	2,510	(406)
Prepaid expenses and other current assets	(334)	(438)
Other assets	2	25
Accounts payable	(308)	(1,305)
Other current liabilities	(652)	(104)
Deferred revenues	197	1,422
Income taxes	(65)	(172)
Other non-current liabilities	(54)	-
Net cash provided by operating activities	4,006	2,854
Investing activities:
Purchase of property and equipment	(595)	(358)
Purchase of intangible and other assets	(727)	(568)
Purchase of Orbit One Communications, Inc. assets	-	(1,806)
Net cash used in investing activities	(1,322)	(2,732)
Financing activities:
Proceeds from exercise of common stock options	6	73
Purchase of treasury stock	(160)	-
Principal payments on capital lease obligations	(16)	(41)
Principal payments on notes payable and debt	(1,429)	(1,429)
Net cash used in financing activities	(1,599)	(1,397)
Effect of exchange rate differences on cash	2	15
Net increase (decrease) in cash and cash equivalents	1,087	(1,260)
Cash and cash equivalents at beginning of period	8,917	7,425
Cash and cash equivalents at end of period	$10,004	$6,165
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	489	616
Income taxes	62	111
Disclosure of non-cash activities:
Non-cash interest	243	243
Non-cash deferred income taxes	-	562
Common stock issued for the purchase of assets of Airdesk, Inc.	-	1,706

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In Thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance, December 31, 2008	15,350	$50,801	$4,587	$(5,053)	$(8)	$(9,933)	$40,394
Issuance of shares under Directors Stock Plan	19	75	-	-	-	-	75
Issuance of shares in connection with ESOP	4	6	-	-	-	-	6
Purchase of treasury shares	-	-	-	(160)	-	-	(160)
Share-based compensation	-	-	546	-	-	-	546
Translation adjustment	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(2,516)	(2,516)
Balance, June 30, 2009	15,373	$50,882	$5,133	$(5,213)	$(6)	$(12,449)	$38,347

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2008 and the consolidated financial statements contained therein.

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

 NOTE B - INVENTORY

The components of inventory, net of reserves, consist of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Raw materials	$1,114	$2,710
Work-in-progress	15	14
Finished goods	5,229	6,388
Less reserve for obsolescence	(384)	(606)
Inventory, net	$5,974	$8,506

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  The following table presents the changes in goodwill (in thousands):

	For the Six Months ended June 30, 2009	For the Year ended December 31, 2008
Wireless M2M Data Communications
Balance at the beginning of the period
Goodwill	$25,905	$20,728
Accumulated impairment losses	(3,060)	-
	22,845	20,728

Acquisition of Ublip, Inc.	16	1,640
Acquisition of assets of Airdesk, Inc.	-	1,706
Acquisition of assets of Orbit One, Inc.	-	1,831
Impairment of goodwill of Orbit One, Inc.	-	(3,060)
Balance at the end of the period
Goodwill	25,921	25,905
Accumulated impairment losses	(3,060)	(3,060)
	22,861	22,845

Digital Multimedia and Networking
Balance at the beginning of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(2,140)
	926	1,875

Impairment of goodwill	-	(949)
Balance at the end of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(3,089)
	926	926

Total at end of period	$23,787	$23,771

      The Company did not incur costs to renew or extend the term of acquired intangible assets during the six months ending June 30, 2009. Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$7,836	$(4,939)	$2,897	$7,272	$(4,476)	$2,796
Patents, trade and service marks	13,157	(8,578)	4,579	13,116	(8,124)	4,992
Intangible and other assets	1,385	(723)	662	1,278	(474)	804
Total Intangible and other assets	$22,378	$(14,240)	$8,138	$21,666	$(13,074)	$8,592

Amortization expense of intangible assets for the three months ended June 30, 2009 and 2008 was $598,000 and $567,000, respectively.  Amortization expense of intangible assets for the six months ended June 30, 2009 and 2008 was $1.2 million and $1.1 million, respectively.

As of June 30, 2009, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2009 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2009	$1.2 million
2010	1.7 million
2011	1.2 million
2012	1.0 million
2013	0.9 million
Thereafter	2.1 million

NOTE D – NOTES PAYABLE

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

In consideration of the above private placements and other private placements for term notes, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

Common
Number	Stock
of	Exercise	Expiration
Securities	Price	Date
150,000	$ 4.75	January 13, 2011
100,000	$ 5.17	January 13, 2011
50,000	$ 5.99	January 13, 2011
50,000	$ 5.51	January 28, 2012
50,000	$ 5.72	January 28, 2012
241,379	$ 7.73	May 30, 2013
158,562	$ 10.13	December 29, 2013

NOTE E – INCOME TAXES

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

As of June 30, 2009 the Company anticipates it will have $474,000 of unrecognized tax benefits inclusive of interest and penalties of $153,000 as of December 31, 2009, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording $31,000 of unrecognized tax benefits consisting entirely of interest and penalties on state and local income taxes of $28,000 and $3,000 respectively for the year ended December 31, 2009. This increase in liability would impact the company's effective tax rate if recognized. The Company recognized previously unrecognized tax benefits of approximately $16,000 in the first quarter ending March 31, 2009, as a result of settlements with state taxing authorities. The Company anticipates recording a decrease in liability for unrecognized tax benefits due to expiration of the statute of limitations under certain state administrative practices for the year ending December 31, 2009 in the approximate amount of $19,000 inclusive of interest and penalties of $6,000, and $3,000 respectively. All of the impact from this decrease in liability will impact the Company's effective tax rate.

The Company recorded a tax provision of $65,000 for the six months ended June 30, 2009 as compared to a tax benefit of $546,000 for the six months ended June 30, 2008 representing effective tax rates of (2.7) % and 57.7%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current year is due primarily to the Company's valuation allowance against all net deferred tax assets, the amortization of goodwill, and state tax accruals related to unrecognized tax benefits. Differences in the Company's effective tax rate and the 34% statutory rate in the prior year resulted primarily from state tax accruals and incentive stock option expenses.

The Company files U.S. Federal, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE F – SHARE-BASED COMPENSATION

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) for the three months ended June 30, 2009 and 2008 was $252,000 and $284,000, respectively.  Stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $546,000 and $577,000, respectively.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2009, net of estimated forfeitures, is $1.3 million and is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the Company's stock option activity and related information for the six months ended June 30, 2009 follows:
		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/08	2,005,721	$5.97	5.59	$3.83	$383,626
Options granted	48,000	$4.21		$2.60
Options exercised	(4,000)	$1.60		$0.99
Options cancelled	(22,250)	$7.39		$4.26
Options expired	(20,625)	$6.04		$3.71
Outstanding, at 06/30/09	2,006,846	$5.92	5.18	$3.80	$1,330,821
Exercisable, at 06/30/09	1,547,656	$5.70	4.27	$3.74	$1,143,535

The following table summarizes information related to stock options outstanding at June 30, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2009	Weighted average exercise price
$1.00 – 4.00	554,664	4.15	$3.04	479,665	$2.97
4.01 – 8.00	945,182	5.70	$5.74	699,741	$5.63
8.01 – 12.94	507,000	5.33	$9.41	368,250	$9.41
	2,006,846	5.18	$5.92	1,547,656	$5.70

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  The key assumptions used in the valuation model during the six months ended June 30, 2009 are provided below:

Valuation Assumptions:
Volatility	70.77%
Expected term (years)	5.5
Risk free interest rate	2.17%
Dividend yield	0.00%

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net loss. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Common Shares:
Weighted average common shares outstanding	14,152	13,736	14,160	13,731
Dilutive effect of common stock equivalents	-	-	-	-
Total	14,152	13,736	14,160	13,731

Net loss	$(792)	$(183)	$(2,516)	$(400)

Net loss per common share:
Basic	$(0.06)	$(0.01)	$(0.18)	$(0.03)
Diluted	$(0.06)	$(0.01)	$(0.18)	$(0.03)

All outstanding stock options and warrants at June 30, 2009 and 2008 are excluded from the loss per share computation for the period due to their antidilutive effect.

With the acquisition of Orbit One Communications, the Company could issue an additional 1,250,596 shares of the Company’s common stock.  These shares are currently held in Escrow and are not included in the basic and diluted share calculation.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.  Additionally, the carrying value of the long-term note payable discussed in Note D approximates its fair value at the reporting periods.

NOTE I – LIQUIDITY

The Company believes that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over at least the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations; a material adverse change in the Company’s  business or a default under the Company’s notes.

NOTE J – ACQUISITIONS

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

On December 31, 2007 certain revenue and EBITDA targets were met for the first measurement period, ending December 31, 2007.   As a result, 320,833 shares of the Company’s Class A common stock were deemed issued to Orbit One Communications, Inc. for purposes of computing common stock dilution. These shares were valued using the average share price on the measurement date for meeting the contingencies on December 31, 2007 of $8.33 per share, thus increasing goodwill by $2.7 million and our common stock by the same amount. An additional $1.8 million in cash was paid in January 2008 after certain customer agreements were extended.  These shares, however, remain in escrow and the January 2008 payment of $1.8 million is being disputed as part of the legal action. The earn-out milestones for calendar year 2008 were not met.

Airdesk, Inc. Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  On January 1, 2008, the asset purchase agreement was amended to remove performance targets on 200,000 shares that had not been issued and to issue such shares over three years with 60,000 shares  issued on April 1, 2008, 60,000 shares  issued on April 1, 2009 and the balance of 80,000 shares to be issued on April 1, 2010.   Since the issuance of these shares was only contingent upon the passage of time, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price of our common stock on the date of the amendment was $8.53 per share.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of fiscal 2009.  The effect of the adoption on the Company’s financial statement disclosures is reflected in Note M.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  These standards are effective for the quarter ending after June 15, 2009.  We adopted these standards in the second quarter of fiscal 2009.  The adoption did not have a material impact on our results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We adopted the FSP in the second quarter of fiscal 2009.  The adoption did not have a material impact on our results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. These standards are effective for the quarter ending after June 15, 2009. We adopted these standards in the second quarter of fiscal 2009.  The adoption did not have a material impact on our results of operations and financial condition.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement requires the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features.  The adoption did not have a material impact on our results of operations and financial condition.

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

NOTE L – LEGAL PROCEEDINGS

As previously reported,  Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.  Numerex has filed counterclaims against the plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Messrs. Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  The action is pending before the United States District Court, Southern District of New York.   On April 17, 2009, the parties filed cross-motions for summary judgment. The court has issued an order stating that it will consider these motions in due course.  Numerex believes that the plaintiffs' claims in each of the related actions are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

In June 2009 we revised the estimated legal fees incurred to date with respect to the litigation.  The estimated legal fees were reduced by $389,000 based on a revision to our arrangement with our professional service providers.  We accounted for this revision as a change in estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Accordingly, this change was accounted for in the period of the change.

NOTE M – SUBSEQUENT EVENTS

In accordance with SFAS 165, we evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through August 10, 2009, the date we issued these financial statements.  On July 28, 2009 the Company repaid $2 million in cash on the secured non-convertible term note and converted $1 million of outstanding debt into equity under the secured convertible term note. Note B and Note C, respectively, as described in Note E to these Notes to the Financial Statements to this Quarterly Report on Form 10-Q.  The Company issued an aggregate of 226,244 shares of our Class A Common Stock in connection with this conversion on July 28, 2009.

NOTE N – SEGMENT INFORMATION

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net sales:
Wireless M2M Data Communications	$11,618	$15,654	$23,424	$35,207
Digital Multimedia, Networking and Wireline Security	986	1,771	1,842	2,673
	$12,604	$17,425	$25,266	$37,880
Gross profit:
Wireless M2M Data Communications	$4,977	$5,203	$9,759	$11,142
Digital Multimedia, Networking and Wireline Security	705	1,066	1,224	1,581
	$5,682	$6,269	$10,983	$12,723
Operating loss:
Wireless M2M Data Communications	$1,425	$(679)	$2,424	$(624)
Digital Multimedia, Networking and Wireline Security	457	535	747	627
Unallocated Corporate	(2,304)	(10)	(4,933)	(136)
	$(422)	$(154)	$(1,762)	$(133)
Depreciation and amortization:
Wireless M2M Data Communications	$683	$629	$1,318	$1,240
Digital Multimedia, Networking and Wireline Security	3	10	6	30
Unallocated Corporate	158	127	313	246
	$844	$766	$1,637	$1,516

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets:

(In thousands)	June 30,	December 31
Identifiable assets:	2009	2008
Wireless M2M Data Communications	$44,495	$49,598
Digital Multimedia, Networking and Wireline Security	2,296	2,168
Unallocated Corporate	11,487	10,740
	$58,278	$62,506

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, forward-looking statements with respect to our future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities in the wireless data business. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenue;, difficulties associated with integrating Orbit One’s business; the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this report and those in our reports previously and subsequently filed with the Securities and Exchange Commission.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Net sales decreased 28% to $12.6 million for the three-month period ended June 30, 2009, as compared to $17.4 million for the three-month period ended June 30, 2008.  Net sales decreased 33% to $25.3 million for the six-month period ended June 30, 2009, as compared to $37.9 million for the six-month period ended June 30, 2008.  The decline in net sales for the three-month and six-month periods is primarily the result of decreased hardware sales, as service sales for the comparative quarters increased.

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

We recognized an operating loss of $422,000 for the three-month period ended June 30, 2009, as compared to an operating loss of $154,000 for the three-month period ended June 30, 2008.  We recognized an operating loss of $1.8 million for the six-month period ended June 30, 2009, as compared to an operating loss of $133,000 for the six-month period ended June 30, 2008.

We recognized a net loss of $792,000 for the three-month period ended June 30, 2009, or ($0.06) per basic and diluted share, as compared to a net loss of $183,000, or ($0.01) per basic and diluted share for the three-month period ended June 30, 2008.  We recognized a net loss of $2.5 million for the six-month period ended June 30, 2009, or ($0.18) per basic and diluted share, as compared to a net loss of $400,000, or ($0.03) per basic and diluted share for the six-month period ended June 30, 2008.

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

Goodwill and intangible assets

We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. As of December 31, 2008 we identified six reporting units, 4 of which had associated goodwill.  The six reporting units were Wireless (which excludes Airdesk, LLC and Orbit One LLC), Airdesk, LLC, Orbit One LLC (“Orbit One”), Digital Multimedia, Networking Integration and Wireline Data Communications.  The four reporting units with associated goodwill were Wireless, Airdesk, LLC, Orbit One, LLC and Digital Multimedia.  Due to the recent consolidation of our hardware management and network platforms, we will no longer maintain separate reporting for Airdesk and Wireless, and thus we are combining the Airdesk reporting unit with Wireless (excluding Airdesk LLC and Orbit One LLC) reporting unit prospectively.  For our 2008 annual review, we used standard modeling techniques to estimate a fair market value for each of the four reporting units containing goodwill.  This included a combination of a discounted cash flow analysis and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2009 business plan and expected future development projects to prepare six year financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the three months ended March 31, 2009 and the six months ended June 30, 2009 and no events or circumstances occurred that would require us to perform an interim impairment test for these same periods.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

A breakdown of our goodwill balance by reporting unit at June 30, 2009 follows:

June 30,
(In thousands)	2009
Wireless excluding Airdesk and Orbit One Unit	$12,472
Orbit One Unit (part of Wireless)	4,428
Airdesk Unit (part of Wireless)	5,938
BNI Unit (part of Digital Multimedia and Networking)	949
Total Goodwill	$23,787

We recorded a goodwill impairment charge of $4.0 million at December 31, 2008.  We do not believe that this charge will impact our future liquidity or operating results.  In determining the impairment charge, we considered economic conditions.  Specifically, for all of our reporting units we reduced expected short term revenues due to current and expected economic conditions.  We only anticipate economic recovery and consequent impact on revenues to begin in 2010.

For our Wireless (excluding Airdesk LLC and Orbit One LLC) reporting unit, we use a discounted cash flow model to determine the fair value and a 20% discount rate, as this reporting unit’s risks mirror that of the Company as a whole.  Our historical revenue growth rate averaged 25% over the past four years.   We use a more conservative revenue growth rate than our historical growth rate in this reporting unit, due to expected changes in customer hardware purchasing patterns and due to the current uncertain economic climate.  We adjust our margins from historical four year average of 42% for this reporting unit to reflect expected changes in the mix of revenues, with higher margin service revenues making up a larger portion of total revenues versus lower margin hardware sales.  We use historical growth rates for SG&A and R&D as the base line for determining future growth but exclude the current year, as we built out a new internal service sales team which would not occur in future periods.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We use historical accounts receivable days outstanding, inventory turns and accounts payable days outstanding to determine the projected changes in working capital requirements.  The combination of all these factors determined our cash flow growth rates.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2008, a hypothetical reduction in the fair value of  our Wireless (excluding Airdesk and Orbit One LLC) reporting unit of  9.7% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 4% (representing a proportional decrease in our average growth rate of 6% over the forecast period), or our cumulative projected profitability would have to decrease by 11% (representing a proportional decrease in our average profitability growth rate of 8%).  A 1.3% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

  We believe that our cash flow analysis was appropriate as our projections took the present challenging economic environment into account and are consistent with our current operating results.   Additionally, the sum of the fair value of all our reporting units was less than our market capital at December 31, 2008, indicating that our projections were reasonable and not aggressive.

For our Airdesk reporting unit, we use a combination of a discounted cash flow analysis and use of public company market comparables to determine the fair value.  In the cash flow model, we use a 20% discounted rate, as this reporting unit’s risks mirrored that of the Company as a whole.  We give the cash flow model a 75% weighting with the balance attributed to market comparables since we only had six comparable enterprises.  The results from the cash flow model are similar to the market approach as the calculated enterprise value from the cash flow model was within 3% of market approach.   Our projections showed an initial decline in revenues as hardware sales are expected to decline due to current adverse economic conditions.  The revenues are forecasted to recover in the following years, as we believe the wireless data communications industry is in its infancy and expect to see growth rebound to historical levels by 2010.   In the past several years, the cost of the wireless modules have decreased from our suppliers as the technology improves.  In our analysis, margins were expected to be similar to that of historical rates.  SG&A expenses are forecasted to decrease in the first year as the result of a full year impact of cost reductions made during the calendar year 2008 then returning to historical growth rates.  Depreciation and amortization and non acquisition related capital expenditures are kept at historic run rates.  We use historical accounts receivable days outstanding, inventory turns and accounts payable days outstanding to determine the projected changes in working capital requirements.  The combination of all these factors determines our cash flow growth rates.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2008, a hypothetical reduction in the fair value of  our Airdesk reporting unit of 5.0%, would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that we would need to have a 3.0% decrease in our cumulative projected revenue (representing a proportional decrease in our average growth rate of 6% over the forecast period), a 6.0% decrease in our cumulative projected profitability (representing a proportional decrease in our average profitability growth rate of 2%), or a 1% increase to our discount rate.

  We believe that our cash flow analysis was appropriate as our projections took the present challenging economic environment into account and are consistent with our current operating results.   Additionally, the sum of the fair value of all our reporting units was less than our market capital at December 31, 2008, indicating that our projections were reasonable and not aggressive.

In our Orbit One reporting unit, we used a discounted cash flow model to determine the fair value as we cannot determine any market comparables for this unit.  We use 20% discounted rate as this reporting unit’s risks mirrored that of the Company as a whole.  A combination of existing contractual agreements and targeting specific of industries is used to determine the first year’s revenue growth rate, the following years’ revenue growth rates are based on expected industry growth rates.  Margins are projected to decline as a combination of expected pricing pressures in the market and lower margin hardware sales are expected to make up a larger portion of total revenues versus higher margin service sales.  SG&A expenses are forecasted to decrease in the first year as the result of a full year impact of cost reductions made during the calendar year 2008 then returning to historical growth rates.  As a result of the discounted cash flow model Step 1 test, we determined that the goodwill for this reporting unit was impaired.  Management, with the assistance of the outside appraisal firm, determined the fair value of the reporting unit including any intangible assets.  This resulted in a goodwill impairment charge of $3.1 million for the year ending December 31, 2008.  As of December 31, 2008, Orbit One would have incurred additional impairment charges if revisions were made to the discounted cash flow analysis as follows:

Discount rate increased by 1%	$499,000
Revenue growth rate decreased by 1%	69,000
Profitability growth rate decreased by 1%	65,000

In our Broadband Networks Inc. (“BNI”) reporting unit, we used a combination of a discounted cash flow analysis and use of public company market comparables to determine the fair value.  In the cash flow model we used a 25% discounted rate as we believed this reporting unit’s risks were higher than that of the company as a whole due to long sales cycles causing significant fluctuations in annual revenues for this reporting unit.  We gave the cash flow model greater weighting of 90% with the balance on the market comparables since we only had a limited number of market comparables.  First year forecast revenues were projected to decline from the prior year as the long sales cycle gives us greater visibility, and the following year shows revenue recovering as the result of the completion of new product development projects currently in process, thus increasing product offerings.  Years following have declining revenue growth rates than the wireless businesses, as this unit is in a more mature industry. Margins were projected to decline due to expected pricing pressures.  SG&A expenses are forecast to decrease in the first year as the result a full year impact of cost reductions made during the calendar year 2008 then returning to historical growth rates.  For the year ended December 31, 2008, as a result of the discounted cash flow model and market analysis (Step 1 test), we determined the goodwill for this reporting unit was impaired.  Management determined the fair value of the reporting unit including any intangible assets, which resulted in a goodwill impairment charge of $925,000 for the year ending December 31, 2008.  As of December 31, 2008, BNI would have incurred additional impairment charges if revisions were made to the discounted cash flow analysis as follows:

Discount rate increased by 1%	$52,000
Revenue growth rate decreased by 1%	233,000
Profitability growth rate decreased by 1%	19,000

For additional information regarding our critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2008 and the condensed consolidated financial statements contained therein.

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008:

Net Sales

Net sales for our reportable segments for the three and six months ended June 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Net sales:
Wireless M2M Data Communications
Hardware	$4,711	$9,442	$(4,731)	-50%	$10,283	$22,862	$(12,579)	-55%
Service	6,907	6,212	695	11%	13,141	12,345	796	6%
Subtotal	11,618	15,654	(4,036)	-26%	23,424	35,207	(11,783)	-33%
Digital Multimedia, Networking and Wireline Security
Hardware	193	1,048	(855)	-82%	297	1,251	(954)	-76%
Service	793	723	70	10%	1,545	1,422	123	9%
Subtotal	986	1,771	(785)	-44%	1,842	2,673	(831)	-31%
Total net sales	$12,604	$17,425	$(4,821)	-28%	$25,266	$37,880	$(12,614)	-33%

Net sales from Wireless M2M Data Communications segment decreased 26% to $11.7 million for the three-month period ended June 30, 2009, as compared to $15.7 million for the three-month period ended June 30, 2008.  Net sales from Wireless M2M Data Communications segment decreased 33% to $23.4 million for the six-month period ended June 30, 2009, as compared to $35.2 million for the six-month period ended June 30, 2008.  The decrease in Wireless M2M Data Communications total net sales is the result of decreased hardware net sales, as discussed below.

Hardware net sales from Wireless M2M Data Communications decreased 50% to $4.7 million for the three-month period ended June 30, 2009, as compared to $9.4 million for the three-month period ended June 30, 2008.  Hardware net sales from Wireless M2M Data Communications decreased 55% to $10.3 million for the six-month period ended June 30, 2009, as compared to $22.9 million for the six-month period ended June 30, 2008. The decrease in Wireless M2M Data Communications hardware sales is primarily due to the fact that in the six-month period ended June 30, 2008 there was increased demand for devices used for wireless communications between alarm installations and central monitoring stations.  This was related to the Federal Communications Commission (FCC) ruling which allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service and provide only digital service as of February 18, 2008.  There was also a decrease in demand for our wireless modules due to the distressed economy as well as our tighter credit controls.

Service net sales from Wireless M2M Data Communications increased 11% to $6.9 million for the three-month period ended June 30, 2009, as compared to $6.2 million for the three-month period ended June 30, 2008.  Service net sales from Wireless M2M Data Communications increased 6% to $13.1 million for the six-month period ended June 30, 2009, as compared to $12.3 million for the six-month period ended June 30, 2008.  Connection increases were generated by sales of our security hardware, sales of our wireless modules used in the door entry control solutions used by real estate agents and brokers, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless connections at June 30, 2009 were 811,000, a 32.7% increase in connections over the period ended June 30, 2008. While connections have increased at a higher rate than service net sales, the average revenue per unit has decreased due to offering rates that enable us to be more competitive with larger wireless M2M providers.  This resulted in a 50% increase in digital connections and a 47.1% increase in digital revenue growth. We continue to focus on increasing connections to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 44% to $986,000 for the three-month period ended June 30, 2009, as compared to $1.8 million for the three-month period ended June 30, 2008.  Net sales from Digital Multimedia, Networking and Wireline Security decreased 31% to $1.8 million for the six-month period ended June 30, 2009, as compared to $2.7 million for the six-month period ended June 30, 2008.

Hardware sales from Digital Multimedia, Networking and Wireline Security decreased 82% to $193,000 for the three-month period ended June 30, 2009, as compared to $1.0 million for the three-month period ended June 30, 2008.    Hardware sales from Digital Multimedia, Networking and Wireline Security decreased 76% to $297,000 for the six-month period ended June 30, 2009, as compared to $1.3 million for the six-month period ended June 30, 2008.    The decrease in Digital Multimedia, Networking and Wireline Security hardware sales is primarily the result of a decrease in sales of our interactive videoconferencing hardware.

Service net sales from Digital Multimedia, Networking and Wireline Security service revenues increased 10% to $793,000 for the three-month period ended June 30, 2009, as compared to $723,000 for the three-month period ended June 30, 2008.  Service net sales from Digital Multimedia, Networking and Wireline Security service revenues increased 9% to $1.5 million for the six-month period ended June 30, 2009, as compared to $1.4 million for the six-month period ended June 30, 2008. The increase in Digital Multimedia, Networking and Wireline Security service is due to an increase in installation and implementation services provided to the Wireline and Wireless telecommunication customers.

Cost of Sales

Cost of sales for our reportable segments for the three and six months ended June 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$4,188	$8,626	$(4,438)	-51%	$9,038	$20,677	$(11,639)	-56%
Cost of service sales	2,453	1,825	628	34%	4,627	3,388	1,239	37%
Subtotal	6,641	10,451	(3,810)	-36%	13,665	24,065	(10,400)	-43%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	47	387	(340)	-88%	124	498	(374)	-75%
Cost of service sales	234	318	(84)	-26%	494	594	(100)	-17%
Subtotal	281	705	(424)	-60%	618	1,092	(474)	-43%
Total cost of sales	$6,922	$11,156	$(4,234)	-38%	$14,283	$25,157	$(10,874)	-43%

Cost of hardware sales from Wireless M2M Data Communications segment decreased 51% to $4.2 million for the three-month period ended June 30, 2009, as compared to $8.6 million for the three-month period ended June 30, 2008.  Cost of hardware sales from Wireless M2M Data Communications segment decreased 56% to $9.0 million for the six-month period ended June 30, 2009, as compared to $20.7 million for the six-month period ended June 30, 2008.  The decrease in cost of hardware sales from Wireless M2M Data Communications segment is primarily the result of decreased hardware sales.

Cost of service sales from Wireless M2M Data Communications segment increased 34% to $2.5 million for the three-month period ended June 30, 2009, as compared to $1.8 million for the three-month period ended June 30, 2008.  Cost of service sales from Wireless M2M Data Communications segment increased 37% to $4.6 million for the six-month period ended June 30, 2009, as compared to $3.4 million for the six-month period ended June 30, 2008.  The increase in cost of service sales from Wireless M2M Data Communications segment is primarily the result of an increase in the number of connections to our wireless M2M network during the three and six months ending June 30, 2009.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing connections to our network due to the recurring nature of the service net sales.

Cost of hardware sales from Digital Multimedia, Networking and Wireline Security segment decreased 88% to $47,000 for the three-month period ended June 30, 2009, as compared to $387,000 for the three-month period ended June 30, 2008.  Cost of hardware sales from Digital Multimedia, Networking and Wireline Security segment decreased 75% to $124,000 for the six-month period ended June 30, 2009, as compared to $498,000 for the six-month period ended June 30, 2008. The decrease in cost of hardware sales is in direct correlation to the decrease in hardware sales.

Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 26% to $234,000 for the three-month period ended June 30, 2009, as compared to $318,000 for the three-month period ended June 30, 2008. Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 17% to $494,000 for the six-month period ended June 30, 2009, as compared to $594,000 for the six-month period ended June 30, 2008.  The decrease in cost of service is attributed to a number of factors including lower costs at our Australian subsidiary.

Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2009	2008	2009	2008
Total net sales	$12,604	$17,425	$25,266	$37,880
Total cost of sales	6,922	11,156	14,283	25,157
Gross profit	$5,682	$6,269	$10,983	$12,723
Gross profit percent	45.1%	36.0%	43.5%	33.6%

Gross profit, as a percentage of net sales, was 45.1% for the three-month period ended June 30, 2009, as compared to 36.0% for the three-month period ended June 30, 2008.  Gross profit, as a percentage of net sales, was 43.5% for the six-month period ended June 30, 2009, as compared to 33.6% for the six-month period ended June 30, 2008.

The increase in gross profit, as a percentage of net sales, is primarily the result of a change in the overall revenue mix. In the three and six month period ended June 30, 2009, service revenues were 61.1% and 58.1%, respectively, of total revenues, as compared to 39.8% and 36.3% for the three and six month period ended June 30, 2008. This drives an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and six months ended June 30, 2009 and 2008 are summarized in the following table:
	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Amount	Percent			Amount	Percent
(In thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Selling, general, and administrative expenses	$4,473	$5,047	$(574)	-11%	$9,658	$10,062	$(404)	-4%
Research and development expenses	651	485	166	34%	1,159	1,015	144	14%
Bad debt expense	136	125	11	9%	291	263	28	11%
Depreciation and amortization	844	766	78	10%	1,637	1,516	121	8%
Operating loss	(422)	(154)	(268)	174%	(1,762)	(133)	(1,629)	nm
Interest expense	343	407	(64)	-16%	690	810	(120)	-15%
Other income (expense)	1	(2)	(3)	-150%	1	(3)	(4)	-133%
Loss before income tax	(764)	(563)	(201)	36%	(2,451)	(946)	(1,505)	159%
Income tax benefit (provision)	(28)	380	(408)	-107%	(65)	546	(611)	-107%
Net loss	$(792)	$(183)	$(609)	-333%	$(2,516)	$(400)	$(2,116)	nm

Selling, general, administrative and other expenses decreased 11% to $4.5 million for the three-month period ended June 30, 2009, as compared to $5.0 million for the three-month period ended June 30, 2008.  Selling, general, administrative and other expenses decreased 4% to $9.7 million for the six-month period ended June 30, 2009, as compared to $10.1 million for the six-month period ended June 30, 2008.  Selling, general, administrative and other expenses decreased for the three month and six months ended June 30, 2009 despite an increase in litigation fees.  For the three and six months ending June 30, 2009 litigation fees, including the reduction discussed in Note L, increased by $255,000 and $866,000, respectively over the prior year comparable periods. The increase in litigation fees was offset by decreased employee compensation costs as well as expense control efforts.

Research and development expenses increased 34% to $651,000 for the three-month period ended June 30, 2009, as compared to $485,000 for the three-month period ended June 30, 2008.  Research and development expenses increased 14% to $1.2 million for the six-month period ended June 30, 2009, as compared to $1.0 million for the six-month period ended June 30, 2008.  The increased expense is primarily due to expenses related to new product testing and certifications.

Bad debt expense increased 9% to $136,000 for the three-month period ended June 30, 2009, as compared to $125,000 for the three-month period ended June 30, 2008. Bad debt expense increased 11% to $291,000 for the six-month period ended June 30, 2009, as compared to $263,000 for the six-month period ended June 30, 2008.

Depreciation and amortization expense increased 10% to $844,000 for the three-month period ended June 30, 2009, as compared to $766,000 for the three-month period ended June 30, 2008.  Depreciation and amortization expense increased 8% to $1.6 million for the six-month period ended June 30, 2009, as compared to $1.5 million for the six-month period ended June 30, 2008.  Depreciation and amortization expense increased for the three and six months ended due to increased capital expenditures for computer and office equipment and for capitalized software projects.

Interest expense, net decreased 16% to $343,000 for the three-month period ended June 30, 2009, as compared to $407,000 for the three-month period ended June 30, 2008.  Interest expense, net decreased 15% to $690,000 for the six-month period ended June 30, 2009, as compared to $810,000 for the six-month period ended June 30, 2008.  The reduced expense is the result of a lower amount of outstanding principle on the company’s debt.

We recorded an income tax provision of $28,000 for the three-month period ended June 30, 2009, as compared to an income tax benefit of $380,000 for the three-month period ended June 30, 2008.  We recorded an income tax provision of $65,000 for the six-month period ended June 30, 2009, as compared to an income tax benefit of $546,000 for the six-month period ended June 30, 2008.

Liquidity and Capital Resources

We had working capital of $6.0 million as of June 30, 2009, as compared to a working capital of $14.1 million at December 31, 2008.  We had cash balances of $10.0 million and $8.9 million as of June 30, 2009 and December 31, 2008, respectively.

The following table shows information about our cash flows and liquidity positions during the six months ended June 30, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$4,006	$2,854
Net cash used in investing activities	(1,322)	(2,732)
Net cash used in financing activities	(1,599)	(1,397)
Effect of exchange rate differences on cash	2	15
Net change in cash and cash equivalents	$1,087	$(1,260)

We provided cash from operating activities totaling $4.0 million for the six-month period ended June 30, 2009, as compared to $2.9 million for the six-month period ended June 30, 2008.  The increase in cash provided by operating activities for the six months ended June 30, 2009 versus the comparable period of 2008 was primarily due to the decrease in accounts receivable and inventory, partially offset by the net loss of $2.5 million.

We used cash in investing activities totaling $1.3 million for the six-month period ended June 30, 2009, as compared to $2.7 million for the six-month period ended June 30, 2008.   The decrease in cash used in investing activities was due to cash used in the prior year six-month period for the purchase of the assets of Orbit One Communications, Inc.

We used cash in financing activities totaling $1.6 million for the six-month period ended June 30, 2009, as compared to $1.4 million for the six-month period ended June 30, 2008.   The increase is primarily due to the treasury stock purchase during the six months ended June 30, 2009.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

As of June 30, 2009, we had $8.9 million in notes payable.  We expect to make principal payments of $3.5 million during the remainder of 2009.  Please also see Note M to the Notes to the Financial Statements to this Quarterly Report on Form 10-Q. There are no covenants associated with this debt.

We believe that our existing cash and cash equivalents together with expected cash to be generated from operations will be sufficient to meet our operating requirements through at least the next twelve months.  This belief could be affected by future results that differ from expectations, a material adverse change in our operating business or a default under the Notes as described in Note D of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

As a result of our placement of $ 5.0 million and $10.0 million of notes due in 2010, at interest rates of 9.75% and 9.5%, respectively, substantially all of our debt as of June 30, 2009 is at fixed rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2009, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported,  Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.  Numerex has filed counterclaims against the plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Messrs. Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  The action is pending before the United States District Court, Southern District of New York.   On April 17, 2009, the parties filed cross-motions for summary judgment. The court has issued an order stating that it will consider these motions in due course.  Numerex believes that the plaintiffs' claims in each of the related actions are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 1A.   Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  At June 30, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of its Class A Common Stock, no par value per share, during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
April 1 through April 30, 2009	40,000	(1)	$2.98	-	-
May 1 through May 31, 2009	-		-	-	-
June 1 through June 30, 2009	-		-	-	-
Total	40,000		$2.98	-	-

(1)   These shares were not repurchased through a publicly announced plan or program.  The Company purchased 40,000 shares, at a purchase price of $2.98 per share, in a private transaction from Michael Lang, the Company’s Executive Vice-President, Sales and Marketing.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.              Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 15, 2009 (the “Annual Meeting”).  At the Annual Meeting, the stockholders considered and approved the following proposals:

(1) Election of Directors.  The following sets forth the six nominees who were elected Directors of the Company and the number of votes cast for or withheld:

Name	Votes For	Votes Withheld
Brian C. Beazer	11,271,614	259,089
George Benson	11,408,364	133,069
E. James Constantine	11,453,449	77,254
Stratton J. Nicolaides	11,348,868	181,835
John G. Raos	11,453,449	77,254
Andrew J. Ryan	11,177,525	353,178

(2)
Ratification of Appointment of Grant Thornton, LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008.  At the Annual Meeting, stockholders approved the ratification of the selection of Grant Thornton, LLP as the independent auditors.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
11,448,832	81,571	300

Item 5.              Other Information.

None.

Item 6.              Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14 and 15d-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NUMEREX CORP.
(Registrant)

August 10, 2009	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

August 10, 2009	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer