Form 10-Q
period 2009-09-30
NUMEREX CORP /PA/
filed 2009-11-09
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of November 5, 2009, an aggregate of 14,856,858 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	3
Condensed Consolidated Balance Sheets (Unaudited) September 30, 2009 and December 31, 2008	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and September 30, 2008	5
Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the Nine Months Ended September 30, 2009	6
Notes to Condensed Consolidated Financial Statements - Unaudited	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signature Page	27
Certifications
Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Hardware	$3,977	$11,632	$14,557	$35,745
Service	7,572	7,345	22,259	21,112
Total net sales	11,549	18,977	36,816	56,857
Cost of hardware sales, exclusive of depreciation and amortization	3,449	9,663	12,611	30,838
Cost of services, exclusive of depreciation and amortization	2,995	2,634	8,117	6,755
Gross Profit	5,105	6,680	16,088	19,264
Selling, general, and administrative expenses	3,907	4,697	13,565	14,672
Research and development expenses	584	473	1,743	1,488
Bad debt expense	102	209	393	420
Depreciation and amortization	879	773	2,516	2,289
Operating earnings (loss)	(367)	528	(2,129)	395
Interest expense	(1,781)	(331)	(2,471)	(1,141)
Other income	-	5	1	2
Earnings (loss) before tax	(2,148)	202	(4,599)	(744)
Provision (benefit) for income tax	31	125	96	(421)
Net earnings (loss)	(2,179)	77	(4,695)	(323)
Other comprehensive earnings (loss), net of income tax:
Foreign currency translation adjustment	6	(9)	8	5
Comprehensive earnings (loss)	$(2,173)	$68	$(4,687)	$(318)

Basic earnings (loss) per common share	$(0.15)	$0.01	$(0.33)	$(0.02)
Diluted earnings (loss) per common share	$(0.15)	$0.01	$(0.33)	$(0.02)
Number of shares used in per share calculation
Basic	14,360	13,742	14,228	13,735
Diluted	14,360	13,986	14,228	13,735

See accompanying notes to condensed consolidated financial statements – unaudited

Numerex Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,876	$8,917
Accounts receivable, less allowance for doubtful accounts of $393 at September 30, 2009 and $1,010 at December 31, 2008	5,280	9,159
Inventory, net	7,034	8,506
Prepaid expenses and other current assets	1,683	1,508
TOTAL CURRENT ASSETS	19,873	28,090

Property and equipment, net	1,749	1,765
Goodwill, net	23,787	23,771
Other intangibles, net	5,161	5,796
Software, net	2,813	2,796
Other assets	189	288
TOTAL ASSETS	$53,572	$62,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,653	$7,289
Other current liabilities	2,097	2,943
Note payable, current	3,072	2,568
Deferred revenues	1,765	1,134
Obligations under capital leases, current	23	29
TOTAL CURRENT LIABILITIES	12,610	13,963

LONG TERM LIABILITIES
Note payable	834	520
Obligations under capital leases and other long-term liabilities	420	7,629
TOTAL LONG TERM LIABILITIES	1,254	8,149

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000, issued 15,856,090
shares at September 30,2009 and 15,349,327 shares at December 31, 2008 outstanding 14,630,281 shares at September 30, 2009 and 14,163,518 shares at December 31, 2008	54,187	50,801
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	5,361	4,587
Treasury stock, at cost, 1,225,809 shares on September 30, 2009 and
1,185,809 shares on December 31, 2008	(5,213)	(5,053)
Accumulated other comprehensive loss	1	(8)
Retained deficit	(14,628)	(9,933)
TOTAL SHAREHOLDERS' EQUITY	39,708	40,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,572	$62,506

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating activities:-
Net loss	$(4,695)	$(323)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	714	593
Amortization	1,802	1,696
Bad debt expense	393	420
Obsolete inventory expense	62	(5)
Non-cash interest expense	1,917	364
Stock option compensation expense	774	858
Stock issued in lieu of directors fees	94	49
Deferred income taxes	-	(442)
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	3,407	3,497
Inventory	1,410	1,420
Prepaid expenses and other current assets	(259)	143
Other assets	8	45
Accounts payable	(1,638)	(2,673)
Other current liabilities	(808)	(47)
Deferred revenues	631	963
Income taxes	(38)	(199)
Other non-current liabilities	(82)	-
Net cash provided by operating activities	3,692	6,359
Investing activities:
Purchase of property and equipment	(697)	(320)
Purchase of intangible and other assets	(1,201)	(987)
Purchase of Orbit One Communications, Inc. assets	-	(1,807)
Net cash used in investing activities	(1,898)	(3,114)
Financing activities:
Proceeds from exercise of common stock options	6	80
Purchase of treasury stock	(160)	-
Principal payments on capital lease obligations	(24)	(62)
Principal payments on notes payable and debt	(4,667)	(2,143)
Net cash used in financing activities	(4,845)	(2,125)
Effect of exchange rate differences on cash	10	5
Net decrease in cash and cash equivalents	(3,041)	(1,125)
Cash and cash equivalents at beginning of period	8,917	7,425
Cash and cash equivalents at end of period	$5,876	$8,550
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$654	$900
Income taxes	62	180
Disclosure of non-cash activities:
Non-cash interest	1,917	364
Non-cash deferred income taxes	-	442
Non-cash financing payments	2,000	-

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Unaudited (In Thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance, December 31, 2008	15,350	$50,801	$4,587	$(5,053)	$(8)	$(9,933)	$40,394
Issuance of shares under Directors Stock Plan	22	94	-	-	-	-	94
Issuance of shares in connection with ESOP	36	6	-	-	-	-	6
Issuance of shares in lieu of debt payment	448	3,286	-	-	-	-	3,286
Purchase of treasury shares	-	-	-	(160)	-	-	(160)
Share-based compensation	-	-	774	-	-	-	774
Translation adjustment	-	-	-	-	9	-	9
Net loss	-	-	-	-	-	(4,695)	(4,695)

Balance, September 30, 2009	15,856	$54,187	$5,361	$(5,213)	$1	$(14,628)	$39,708

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2008 and the consolidated financial statements contained therein.

Numerex Corp. (NASDAQ: NMRX) is the single source machine-to-machine (M2M) product and service provider to some of the world's largest organizations delivering the foundational components of device, network, and application, used by its customers in the development of their M2M solutions. Customers typically subscribe to Numerex network and application services that are delivered through its hosted platforms. The Company's offerings and expertise enable its customers to efficiently build reliable and secure solutions that are used to monitor and manage assets remotely whenever and wherever needed, while simplifying and speeding up development and deployment. Numerex DNA(TM) offerings include hardware Devices, Network services, and software Applications that are delivered through its Numerex FAST(TM) (Foundation Application Software Technology) platform. Numerex is the first M2M service provider in North America to carry the ISO 27001 information security certification. "Machines Trust Us(TM)" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

 NOTE B - INVENTORY

The components of inventory, net of reserves, consist of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Raw materials	$1,608	$2,710
Work-in-progress	17	14
Finished goods	5,833	6,388
Less reserve for obsolescence	(424)	(606)
Inventory, net	$7,034	$8,506

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill (in thousands):

	For the Nine Months ended September 30, 2009	For the Year ended December 31, 2008
Wireless M2M Data Communications
Balance at the beginning of the period
Goodwill	$25,905	$20,728
Accumulated impairment losses	(3,060)	-
	22,845	20,728

Acquisition of Ublip, Inc.	16	1,640
Acquisition of assets of Airdesk, Inc.	-	1,706
Acquisition of assets of Orbit One, Inc.	-	1,831
Impairment of goodwill of Orbit One, Inc.	-	(3,060)
Balance at the end of the period
Goodwill	25,921	25,905
Accumulated impairment losses	(3,060)	(3,060)
	22,861	22,845

Digital Multimedia and Networking
Balance at the beginning of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(2,140)
	926	1,875

Impairment of goodwill	-	(949)
Balance at the end of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(3,089)
	926	926

Total at end of period	$23,787	$23,771

      The Company did not incur costs to renew or extend the term of acquired intangible assets during the nine months ending September 30, 2009. Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$8,077	$(5,264)	$2,813	$7,272	$(4,476)	$2,796
Patents, trade and service marks	13,379	(8,838)	4,541	13,116	(8,124)	4,992
Intangible and other assets	1,396	(776)	620	1,278	(474)	804
Total Intangible and other assets	$22,852	$(14,878)	$7,974	$21,666	$(13,074)	$8,592

Amortization expense of intangible assets for the three months ended September 30, 2009 and 2008 was $637,000 and $532,000, respectively.  Amortization expense of intangible assets for the nine months ended September 30, 2009 and 2008 was $1.8 million and $1.7 million, respectively.

As of September 30, 2009, the estimated remaining amortization expense associated with the Company’s intangible assets for the remainder of 2009 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2009	$650,000
2010	1.7 million
2011	1.2 million
2012	1.0 million
2013	1.0 million
Thereafter	2.4 million

NOTE D – NOTES PAYABLE

On December 29, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $10,000,000 (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock.  Interest accrues on this note at a rate of 9.50% annually. This note has a four year term and is secured by substantially all of our assets.  Note C principal reductions began in July 2007 and will continue for the next 42 months with final payment due in December 2010. Interest and principal under convertible Note C may be paid in either cash or, subject to certain conditions, in shares of our common stock.  The Company may only use common stock to make payments on convertible Note C if the price per share of the common stock for the required number of trading days immediately prior to conversion is greater than $11.41, unless otherwise agreed.  The holder of the convertible note may convert the entire principal amount of the convertible note, and any accrued interest thereon, into our common stock at a fixed conversion price equal to $10.37 per share.  The fair value of the warrant associated with Note C on December 29, 2006 was $735,000 and was calculated using the Black-Scholes fair value pricing model.

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

In July 2009, we repaid $2.0 million in cash and converted $1.0 million of outstanding debt associated with financings in May 2006 and December 2006.  The conversion of the $1.0 million of outstanding debt to equity resulted in the issuance of 226,244 shares of the Company’s Class A Common Stock at a conversion price of $4.42 per share, as agreed upon by the parties.  Though no economic incentive was offered, we are required to account for the inducement conversion under ASC 470-20 (previously SFAS No. 84 “Induced Conversions of Convertible Debt”).  We recognized non-cash debt conversion charges of $670,000, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  We recorded $159,000 in interest expense as a result of expensing the deferred fees associated with the debt.

In September 2009, we repaid $1.0 million in cash and converted $1.0 million of outstanding debt associated with financings in May 2006 and December 2006.   The conversion of the $1 million of outstanding debt to equity resulted in the issuance of 222,223 shares of the Company’s Class A Common Stock at a conversion price of $4.50 per share, as agreed upon by the parties, which approximates fair value.  Though no economic incentive was offered, we are required to account for the inducement conversion under ASC 470-20 (previously SFAS No. 84 “Induced Conversions of Convertible Debt”).  We recognized non-cash debt conversion charges of $616,000 which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  Following this repayment and conversion, an aggregate of approximately $4 million remained outstanding under these financings at September 30, 2009.  We recorded $132,000 in interest expense as a result of expensing the deferred fees associated with the debt.

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

NOTE E – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" which requires the use of the liability method of accounting for deferred income taxes. Effective January 1, 2007, the Company implemented ASC 740 Subtopic 10 "Accounting for Uncertainty in Income Taxes”. ASC 740 Subtopic 10 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of September 30, 2009 the Company anticipates it will have $476,000 of unrecognized tax benefits inclusive of interest and penalties of $154,000 as of December 31, 2009, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording $33,000 of unrecognized tax benefits consisting of tax, interest, and penalties on state and local income taxes of $2,000, $29,000 and $2,000 respectively for the year ended December 31, 2009. This increase in liability would impact the company's effective tax rate if recognized. The Company recognized previously unrecognized tax benefits of approximately $16,000 in the first quarter ending March 31, 2009, as a result of settlements with state taxing authorities. The Company anticipates recording a decrease in liability for unrecognized tax benefits due to expiration of the statute of limitations under certain state administrative practices for the year ending December 31, 2009 in the approximate amount of $19,000 inclusive of interest and penalties of $6,000, and $3,000 respectively. All of the impact from this decrease in liability will impact the Company's effective tax rate.

The Company recorded a tax provision of $96,000 for the nine months ended September 30, 2009 as compared to a tax benefit of $421,000 for the nine months ended September 30, 2008 representing effective tax rates of (2.9)% and 56.6%, respectively. The difference between the Company's effective tax rate and the 34% federal statutory rate in the current year is due primarily to the Company's valuation allowance against all net deferred tax assets, the amortization of goodwill, and state tax accruals related to unrecognized tax benefits. Differences in the Company's effective tax rate and the 34% statutory rate in the prior year resulted primarily from state tax accruals and incentive stock option expenses.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE F – SHARE-BASED COMPENSATION

For the three months ended September 30, 2009 and 2008, share-based compensation was $228,000 and $280,000, respectively.  For the nine months ended September 30, 2009 and 2008, share-based compensation expense was $774,000 and $858,000, respectively.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2009, net of estimated forfeitures, is $1.0 million and is expected to be recognized over a weighted-average period of 1 year.

A summary of the Company's stock option activity and related information for the nine months ended September 30, 2009 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/08	2,005,722	$5.97	5.59	$3.83	$383,626
Options granted	73,000	$4.41	-	$2.80
Options exercised	(104,000)	$3.43	-	$2.67	$123,040
Options cancelled	(42,750)	$7.51	-	$4.41
Options expired	(22,625)	$6.30	-	$3.84
Outstanding, at 09/30/09	1,909,347	$6.01	5.23	$3.84	$814,340
Exercisable, at 09/30/09	1,460,281	$5.85	4.35	$3.81	$707,545

The following table summarizes information related to stock options outstanding at September 30, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2009	Weighted average exercise price
$1.00 – 4.00	454,665	4.81	$2.93	379,665	$2.82
4.01 – 8.00	956,182	5.53	$5.70	711,366	$5.63
8.01 – 12.94	498,500	5.04	$9.41	369,250	$9.40
	1,909,347	5.23	$6.01	1,460,281	$5.85

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  The key assumptions used in the valuation model during the nine months ended September 30, 2009 are provided below:

Valuation Assumptions:
Volatility	71.04%
Expected term (years)	5.5
Risk free interest rate	2.39%
Dividend yield	0.00%

NOTE G – EARNINGS (LOSS) PER SHARE

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Common Shares:
Weighted average common shares outstanding	14,360	13,742	14,228	13,735
Dilutive effect of common stock equivalents	-	244	-	-
Total	14,360	13,986	14,228	13,735

Net earnings (loss)	$(2,179)	$77	$(4,695)	$(323)

Net earnings (loss) per common share:
Basic	$(0.15)	$0.01	$(0.33)	$(0.02)
Diluted	$(0.15)	$0.01	$(0.33)	$(0.02)

For the three and nine months ended September 30, 2009, the effect of our 1.9 million stock options and warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.  For the three months ended September 30, 2008 options to purchase approximately 1.9 million shares of common shares that were outstanding were not included in the computation of diluted earnings per share because they were anti-dilutive.   For the nine months ended September 30, 2008, the effect of our 2.0 million stock options and warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

NOTE J – ACQUISITIONS

Ublip, Inc. Acquisition

On October 9, 2008, the Company completed the acquisition of Ublip, Inc. (“Ublip”).  The results of Ublip’s operations were included in the consolidated financial statements from October 9, 2008.   Ublip was merged into a wholly-owned subsidiary of Numerex and had been fully integrated into the Company’s operations.  The increase of goodwill of $16,000 was due to additional direct expenses incurred relating to the Ublip acquisition.

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

On December 31, 2007, certain revenue and EBITDA targets were met for the first measurement period ending December 31, 2007.   As a result, 320,833 shares of the Company’s Class A common stock were deemed issued to Orbit One Communications, Inc. for purposes of computing common stock dilution. These shares were valued using the average share price on the measurement date for meeting the contingencies on December 31, 2007 of $8.33 per share, thus increasing goodwill by $2.7 million and our common stock by the same amount. An additional $1.8 million in cash was paid in January 2008 after certain customer agreements were extended.  These shares, however, remain in escrow and the January 2008 payment of $1.8 million is being disputed as part of the legal action described in Note L. The earn-out milestones for calendar year 2008 were not met.

Airdesk, Inc. Acquisition

On January 5, 2006, the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  On January 1, 2008, the asset purchase agreement was amended to remove performance targets on 200,000 shares that had not been issued and to issue such shares over three years with 60,000 shares issued on April 1, 2008, 60,000 shares issued on April 1, 2009 and the balance of 80,000 shares to be issued on April 1, 2010.   Since the issuance of  these shares was only contingent upon the passage of time, we recognized the value of these shares on the date of the amendment of January 1, 2008.  This resulted in a $1.7 million increase in goodwill and a corresponding increase in common stock.  The average selling price of our common stock on the date of the amendment was $8.53 per share.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

 RECENTLY ADOPTED ACCOUNTING GUIDANCE

On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements, as we did not have an acquisition in the nine months ending September 30, 2009; however, we will apply this guidance to business combinations as they are completed in the future.

On January 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On January 1, 2009, we adopted the authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Adoption of the new guidance did not have a material impact on our financial statements.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. Adoption of the new guidance did not have a material impact on our financial statements.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB on disclosures of fair values of financial instruments, which requires the fair value for certain financial instruments to be disclosed in the interim periods, as well as in annual financial statements.   The adoption did not have a material impact on our financial statements.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB on the recognition and presentation of other-than-temporary impairments, which is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold.  Increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses are also required.  Adoption of the new guidance did not have a material impact on our financial statements.

On June 30, 2009, we adopted the authoritative guidance issued by the FASB related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Adoption of the new guidance did not have a material impact on our financial statements.

On September 30, 2009, we adopted the FASB Accounting Standards Codification (Codification).  The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental agencies.  Adoption did not have a material impact on our financial statements.

 RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition.  These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  The Company is currently assessing the impact on its financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

In June 2009, we revised the estimated legal fees incurred to date with respect to the litigation.  The estimated legal fees were reduced by $389,000 based on a revision to our arrangement with our professional service providers.  This revision was a change in estimate and, accordingly, was accounted for in the period of the change, which was the second quarter 2009.

NOTE M – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through November 9, 2009, the date we issued these financial statements.

Subsequent to September 30, 2009, we repaid an additional $1.5 million in cash and converted an additional $2 million of outstanding debt associated with financings in May 2006 and December 2006.  Such financings are further described in Note K of the Notes to the Financial Statements to this Quarterly Report on Form 10-Q. This conversion of the $2 million of outstanding debt to equity resulted in the issuance of 440,350 shares of the Company’s Class A Common Stock at a conversion price of $4.65 per share, as agreed upon by the parties. We accounted for the inducement conversion under ASC 470-20 (previously SFAS No. 84 “Induced Conversions of Convertible Debt”).  We recognized non-cash debt conversion charges of $1.2 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  Following this repayment and conversion, an aggregate of approximately $500,000 remained outstanding under these financings.

NOTE N – SEGMENT INFORMATION

Segment Information

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net sales:
Wireless M2M Data Communications	$10,795	$16,721	$34,219	$51,929
Digital Multimedia, Networking and Wireline Security	754	2,256	2,597	4,928
	$11,549	$18,977	$36,816	$56,857
Gross profit:
Wireless M2M Data Communications	$4,656	$5,354	$14,414	$16,358
Digital Multimedia, Networking and Wireline Security	449	1,326	1,674	2,906
	$5,105	$6,680	$16,088	$19,264
Operating earnings (loss):
Wireless M2M Data Communications	$629	$(61)	$508	$(693)
Digital Multimedia, Networking and Wireline Security	205	857	915	1,492
Unallocated Corporate	(1,201)	(268)	(3,552)	(404)
	$(367)	$528	$(2,129)	$395
Depreciation and amortization:
Wireless M2M Data Communications	$717	$621	$2,035	$1,861
Digital Multimedia, Networking and Wireline Security	3	8	8	38
Unallocated Corporate	159	144	473	390
	$879	$773	$2,516	$2,289

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets:

(In thousands)	September 30,	December 31
Identifiable assets:	2009	2008
Wireless M2M Data Communications	$43,758	$49,598
Digital Multimedia, Networking and Wireline Security	2,268	2,168
Unallocated Corporate	7,546	10,740
	$53,572	$62,506

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenue; the risks that a substantial portion of Orbit One's revenues are derived from government contracts that may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions  resulting in decreased demand for our products and services; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this document. Subsequent written or oral statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this report and those in our reports previously and subsequently filed with the Securities and Exchange Commission.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Net sales decreased 39% to $11.5 million for the three-month period ended September 30, 2009, as compared to $19.0 million for the three-month period ended September 30, 2008.  Net sales decreased 35% to $36.8 million for the nine-month period ended September 30, 2009, as compared to $56.9 million for the nine-month period ended September 30, 2008.  The decline in net sales for the three-month and nine-month periods is the result of decreased hardware sales, as service sales for the comparative quarters increased.

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

We recognized an operating loss of $367,000 for the three-month period ended September 30, 2009, as compared to operating earnings of $528,000 for the three-month period ended September 30, 2008.  We recognized an operating loss of $2.1 million for the nine-month period ended September 30, 2009, as compared to operating earnings of $395,000 for the nine-month period ended September 30, 2008.

We recognized a net loss of $2.2 million for the three-month period ended September 30, 2009, or ($0.15) per basic and diluted share, as compared to net earnings of $77,000, or $0.01 per basic and diluted share for the three-month period ended September 30, 2008.  We recognized a net loss of $4.7 million for the nine-month period ended September 30, 2009, or ($0.33) per basic and diluted share, as compared to a net loss of $323,000, or ($0.02) per basic and diluted share for the nine-month period ended September 30, 2008.

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

Goodwill and intangible assets

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. As of December 31, 2008 we identified six reporting units, 4 of which had associated goodwill.  The six reporting units were Wireless (which excludes Airdesk, LLC and Orbit One LLC), Airdesk, LLC, Orbit One LLC (“Orbit One”), Digital Multimedia, Networking Integration and Wireline Data Communications.  The four reporting units with associated goodwill were Wireless, Airdesk, LLC, Orbit One, LLC and Digital Multimedia.  Due to the recent consolidation of our hardware management and network platforms, we will no longer maintain separate reporting for Airdesk and Wireless, and thus we are combining the Airdesk reporting unit with Wireless (excluding Airdesk LLC and Orbit One LLC) reporting unit beginning January 1, 2009.  For our 2008 annual review, we used standard modeling techniques to estimate a fair market value for each of the four reporting units containing goodwill.  This included a combination of a discounted cash flow analysis and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2009 business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the nine months ended September 30, 2009, and no events or circumstances occurred that would require us to perform an interim impairment test for these same periods.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

A breakdown of our goodwill balance by reporting unit at September 30, 2009 follows:

(In thousands)
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

For our Airdesk reporting unit, we use a combination of a discounted cash flow analysis and use of public company market comparables to determine the fair value.  In the cash flow model, we use a 20% discounted rate, as this reporting unit’s risks mirrored that of the Company as a whole.  We give the cash flow model a 75% weighting with the balance attributed to market comparables since we only had nine comparable enterprises.  The results from the cash flow model are similar to the market approach as the calculated enterprise value from the cash flow model was within 3% of market approach.   Our projections showed an initial decline in revenues as hardware sales are expected to decline due to current adverse economic conditions.  The revenues are forecasted to recover in the following years, as we believe the wireless data communications industry is in its infancy and expect to see growth rebound to historical levels by 2010.   In the past several years, the cost of the wireless modules have decreased from our suppliers as the technology improves.  In our analysis, margins were expected to be similar to that of historical rates.  SG&A expenses are forecasted to decrease in the first year as the result of a full year impact of cost reductions made during the calendar year 2008 then returning to historical growth rates.  Depreciation and amortization and non acquisition related capital expenditures are kept at historic run rates.  We use historical accounts receivable days outstanding, inventory turns and accounts payable days outstanding to determine the projected changes in working capital requirements.  The combination of all these factors determines our cash flow growth rates.

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

In our Digital Multimedia reporting unit, we used a combination of a discounted cash flow analysis and use of public company market comparables to determine the fair value.  In the cash flow model we used a 25% discounted rate as we believed this reporting unit’s risks were higher than that of the company as a whole due to long sales cycles causing significant fluctuations in annual revenues for this reporting unit.  We gave the cash flow model greater weighting of 90% with the balance on the market comparables since we only had a limited number of market comparables.  First year forecast revenues were projected to decline from the prior year as the long sales cycle gives us greater visibility, and the following year shows revenue recovering as the result of the completion of new product development projects currently in process, thus increasing product offerings.  Years following have declining revenue growth rates than the wireless businesses, as this unit is in a more mature industry. Margins were projected to decline due to expected pricing pressures.  SG&A expenses are forecast to decrease in the first year as the result a full year impact of cost reductions made during the calendar year 2008 then returning to historical growth rates.  For the year ended December 31, 2008, as a result of the discounted cash flow model and market analysis (Step 1 test), we determined the goodwill for this reporting unit was impaired.  Management determined the fair value of the reporting unit including any intangible assets, which resulted in a goodwill impairment charge of $925,000 for the year ending December 31, 2008.  As of December 31, 2008, The Digital Multimedia reporting unit would have incurred additional impairment charges if revisions were made to the discounted cash flow analysis as follows:

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

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008:

Net Sales

Net sales for our reportable segments for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Net sales:
Wireless M2M Data Communications
Hardware	$3,793	$10,235	$(6,442)	-63%	$14,075	$33,098	$(19,023)	-57%
Service	7,002	6,486	516	8%	20,144	18,831	1,313	7%
Subtotal	10,795	16,721	(5,926)	-35%	34,219	51,929	(17,710)	-34%
Digital Multimedia, Networking and Wireline Security
Hardware	184	1,397	(1,213)	-87%	482	2,647	(2,165)	-82%
Service	570	859	(289)	-34%	2,115	2,281	(166)	-7%
Subtotal	754	2,256	(1,502)	-67%	2,597	4,928	(2,331)	-47%
Total net sales	$11,549	$18,977	$(7,428)	-39%	$36,816	$56,857	$(20,041)	-35%

    Net sales from Wireless M2M Data Communications segment decreased 35% to $10.8 million for the three-month period ended September 30, 2009, as compared to $16.7 million for the three-month period ended September 30, 2008.  Net sales from Wireless M2M Data Communications segment decreased 34% to $34.2 million for the nine-month period ended September 30, 2009, as compared to $51.9 million for the nine-month period ended September 30, 2008.  The decrease in Wireless M2M Data Communications total net sales is the result of decreased hardware net sales, as discussed below.

Hardware net sales from Wireless M2M Data Communications decreased 63% to $3.8 million for the three-month period ended September 30, 2009, as compared to $10.2 million for the three-month period ended September 30, 2008.  Hardware net sales from Wireless M2M Data Communications decreased 57% to $14.1 million for the nine-month period ended September 30, 2009, as compared to $33.1 million for the nine-month period ended September 30, 2008. The decrease in Wireless M2M Data Communications hardware sales is primarily due to the fact that in the nine-month period ended September 30, 2008 there was increased demand for devices used for wireless communications between alarm installations and central monitoring stations.  This was related to the Federal Communications Commission (FCC) ruling which allowed carriers to cease providing Advanced Mobile Phone System (AMPS) analog network service and provide only digital service as of February 18, 2008.  There was also a decrease in demand for our wireless modules due to the effect of the economy on our customers, as well as a result of our tighter credit controls, which were implemented in January 2009.

Service net sales from Wireless M2M Data Communications increased 8% to $7.0 million for the three-month period ended September 30, 2009, as compared to $6.5 million for the three-month period ended September 30, 2008.  Service net sales from Wireless M2M Data Communications increased 7% to $20.1 million for the nine-month period ended September 30, 2009, as compared to $18.8 million for the nine-month period ended September 30, 2008.  Connection increases were generated by sales of our security hardware, sales of our wireless modules used in the door entry control solutions used by real estate agents and brokers, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless subscriptions at September 30, 2009 were 855,000, a 21.7% increase in subscriptions over the period ended September 30, 2008. While subscriptions have increased at a higher rate than service net sales, the average revenue per unit has decreased due to our customer mix.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Net sales from Digital Multimedia, Networking and Wireline Security decreased 67% to $754,000 for the three-month period ended September 30, 2009, as compared to $2.3 million for the three-month period ended September 30, 2008.  Net sales from Digital Multimedia, Networking and Wireline Security decreased 47% to $2.6 million for the nine-month period ended September 30, 2009, as compared to $4.9 million for the nine-month period ended September 30, 2008.

Hardware sales from Digital Multimedia, Networking and Wireline Security decreased 87% to $184,000 for the three-month period ended September 30, 2009, as compared to $1.4 million for the three-month period ended September 30, 2008.    Hardware sales from Digital Multimedia, Networking and Wireline Security decreased 82% to $482,000 for the nine-month period ended September 30, 2009, as compared to $2.6 million for the nine-month period ended September 30, 2008.    The decrease in hardware sales was primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Service net sales from Digital Multimedia, Networking and Wireline Security service revenues decreased 34% to $570,000 for the three-month period ended September 30, 2009, as compared to $859,000 for the three-month period ended September 30, 2008.  Service net sales from Digital Multimedia, Networking and Wireline Security service revenues decreased 7% to $2.1 million for the nine-month period ended September 30, 2009, as compared to $2.3 million for the nine-month period ended September 30, 2008.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the comparable three and nine month periods is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Cost of Sales:
Wireless M2M Data Communications
Cost of hardware sales	$3,380	$9,040	$(5,660)	-63%	$12,418	$29,717	$(17,299)	-58%
Cost of service sales	2,759	2,327	432	19%	7,387	5,854	1,533	26%
Subtotal	6,139	11,367	(5,228)	-46%	19,805	35,571	(15,766)	-44%
Digital Multimedia, Networking and Wireline Security
Cost of hardware sales	69	623	(554)	-89%	193	1,121	(928)	-83%
Cost of service sales	236	307	(71)	-23%	730	901	(171)	-19%
Subtotal	305	930	(625)	-67%	923	2,022	(1,099)	-54%
Total cost of sales	$6,444	$12,297	$(5,853)	-48%	$20,728	$37,593	$(16,865)	-45%

Cost of hardware sales from Wireless M2M Data Communications segment decreased 63% to $3.4 million for the three-month period ended September 30, 2009, as compared to $9.0 million for the three-month period ended September 30, 2008.  Cost of hardware sales from Wireless M2M Data Communications segment decreased 58% to $12.4 million for the nine-month period ended September 30, 2009, as compared to $29.7 million for the nine-month period ended September 30, 2008.  The decrease in cost of hardware sales from Wireless M2M Data Communications segment is primarily the result of decreased hardware sales.

Cost of service sales from Wireless M2M Data Communications segment increased 19% to $2.8 million for the three-month period ended September 30, 2009, as compared to $2.3 million for the three-month period ended September 30, 2008.  Cost of service sales from Wireless M2M Data Communications segment increased 26% to $7.4 million for the nine-month period ended September 30, 2009, as compared to $5.9 million for the nine-month period ended September 30, 2008.  The increase in cost of service sales from Wireless M2M Data Communications segment is primarily the result of an increase in the number of subscriptions to our wireless M2M network during the three and nine months ending September 30,2009.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service net sales.

Cost of hardware sales from Digital Multimedia, Networking and Wireline Security segment decreased 89% to $69,000 for the three-month period ended September 30, 2009, as compared to $623,000 for the three-month period ended September 30, 2008.  Cost of hardware sales from Digital Multimedia, Networking and Wireline Security segment decreased 83% to $193,000 for the nine-month period ended September 30, 2009, as compared to $1.1 million for the nine-month period ended September 30, 2008. The decrease in cost of hardware sales is in direct correlation to the decrease in hardware sales.

Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 23% to $236,000 for the three-month period ended September 30, 2009, as compared to $307,000 for the three-month period ended September 30, 2008. Cost of service sales for our Digital Multimedia, Networking and Wireline Security segment decreased 19% to $730,000 for the nine-month period ended September 30, 2009, as compared to $901,000 for the nine-month period ended September 30, 2008.  The decrease in cost of service sales for the Digital Multimedia, Networking and Wireline Security segment for the three and nine months ended September 30, 2008 is in direct correlation to the decrease in services net sales for this segment.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2009	2008	2009	2008
Total net sales	$11,549	$18,977	$36,816	$56,857
Total cost of sales	6,444	12,297	20,728	37,593
Gross profit	$5,105	$6,680	$16,088	$19,264
Gross profit percent	44.2%	35.2%	43.7%	33.9%

Gross profit, as a percentage of net sales, was 44.2% for the three-month period ended September 30, 2009, as compared to 35.2% for the three-month period ended September 30, 2008.  Gross profit, as a percentage of net sales, was 43.7% for the nine-month period ended September 30, 2009, as compared to 33.9% for the nine-month period ended September 30, 2008.

The increase in gross profit, as a percentage of net sales, is primarily the result of a change in the overall revenue mix. In the three and nine month period ended September 30, 2009, service revenues were 65.5% and 60.4%, respectively, of total revenues, as compared to 38.7% and 37.1% for the three and nine month period ended September 30, 2008. This drives an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Amount	Percent			Amount	Percent
(In thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Selling, general, and administrative expenses	$3,907	$4,697	$(790)	-17%	$13,565	$14,672	$(1,107)	-8%
Research and development expenses	584	473	111	23%	1,743	1,488	255	17%
Bad debt expense	102	209	(107)	-51%	393	420	(27)	-6%
Depreciation and amortization	879	773	106	14%	2,516	2,289	227	10%
Operating earnings (loss)	(367)	528	(895)	nm	(2,129)	395	(2,524)	nm
Interest expense	1,781	331	1,448	nm	2,471	1,141	1,330	nm
Other expense	-	(5)	5	-100%	(1)	(2)	1	-50%
Earnings (loss) before income tax	(2,148)	202	(2,348)	nm	(4,599)	(744)	(3,855)	nm
Income tax benefit (provision)	(31)	(125)	94	-75%	(96)	421	(517)	-123%
Net earnings (loss)	$(2,179)	$77	$(2,254)	nm	$(4,695)	$(323)	$(4,372)	nm

Selling, general, administrative and other expenses decreased 17% to $3.9 million for the three-month period ended September 30, 2009, as compared to $4.7 million for the three-month period ended September 30, 2008.  Selling, general, administrative and other expenses decreased 8% to $13.6 million for the nine-month period ended September 30, 2009, as compared to $14.7 million for the nine-month period ended September 30, 2008.  Selling, general, administrative and other expenses decreased for the three months ended September 30, 2009 due to decreased employee compensation costs, decreased litigation fees and a decrease in professional service fees.  Selling, general, administrative and other expenses decreased for the nine months ended September 30, 2009 despite an increase in litigation fees.  For the nine months ending September 30, 2009 litigation fees, including the reduction discussed in Note L, increased by $782,000 over the prior year comparable period. The increase in litigation fees was offset by decreased employee compensation costs as well as expense control efforts.

Research and development expenses increased 23% to $584,000 for the three-month period ended September 30, 2009, as compared to $473,000 for the three-month period ended September 30, 2008.  Research and development expenses increased 17% to $1.7 million for the nine-month period ended September 30, 2009, as compared to $1.5 million for the nine-month period ended September 30, 2008.  The increased expense is primarily due to employee compensation and expenses related to new product testing and certifications.

Bad debt expense decreased 51% to $102,000 for the three-month period ended September 30, 2009, as compared to $209,000 for the three-month period ended September 30, 2008. Bad debt expense decreased 6% to $393,000 for the nine-month period ended September 30, 2009, as compared to $420,000 for the nine-month period ended September 30, 2008.  The decrease in the three and nine months ended due to our tighter credit controls particularly in regard to our hardware-only customer sales.

Depreciation and amortization expense increased to $879,000 for the three-month period ended September 30, 2009, as compared to $773,000 for the three-month period ended September 30, 2008.  Depreciation and amortization expense increased 10% to $2.5 million for the nine-month period ended September 30, 2009, as compared to $2.3 million for the nine-month period ended September 30, 2008.  Depreciation and amortization expense increased for the three and nine months ended due to increased capital expenditures for computer and office equipment and for capitalized software projects that have been placed into service.

Net interest expense increased to $1.8 million for the three-month period ended September 30, 2009, as compared to $331,000 for the three-month period ended September 30, 2008.  Net interest expense increased to $2.1 million for the nine-month period ended September 30, 2009, as compared to $1.1 million for the nine-month period ended September 30, 2008.  The increased expense is primarily the result of the $1.3 million expense associated with the debt conversion.  Under generally accepted accounted principles, specifically, ASC 470-20 (formerly FAS 84), an adjustment to the conversion price of the convertible note should be accounted for as an inducement to convert he note, even though there was no economic incentive offered. The increase in interest expense also includes $290,000, the expense associated with the expensing of the deferred fees associated with the early extinguishment of debt.

We recorded an income tax provision of $31,000 for the three-month period ended September 30, 2009, as compared to an income tax provision of $125,000 for the three-month period ended September 30, 2008.  We recorded an income tax provision of $96,000 for the nine-month period ended September 30, 2009, as compared to an income tax benefit of $421,000 for the nine-month period ended September 30, 2008.

Liquidity and Capital Resources

We had working capital of $7.3 million as of September 30, 2009, as compared to a working capital of $14.1 million at December 31, 2008.  We had cash balances of $5.9 million and $8.9 million as of September 30, 2009 and December 31, 2008, respectively.

The following table shows information about our cash flows and liquidity positions during the nine months ended September 30, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$3,692	$6,359
Net cash used in investing activities	(1,898)	(3,114)
Net cash used in financing activities	(4,845)	(2,125)
Effect of exchange rate differences on cash	10	5
Net change in cash and cash equivalents	$(3,041)	$1,125

We provided cash from operating activities totaling $3.7 million for the nine-month period ended September 30, 2009, as compared to $6.4 million for the nine-month period ended September 30, 2008.  The decrease in cash provided by operating activities for the nine months ended September 30, 2009 versus the comparable period of 2008 was primarily due to the net loss of $4.7 million and the decrease in accounts payable and other current liabilities, partially offset by the decrease in accounts receivable and inventory.

We used cash in investing activities totaling $1.9 million for the nine-month period ended September 30, 2009, as compared to $3.1 million for the nine-month period ended September 30, 2008.   The decrease in cash used in investing activities was due to additional cash used in the prior year nine-month period for the purchase of the assets of Orbit One Communications, Inc.

We used cash in financing activities totaling $4.8 million for the nine-month period ended September 30, 2009, as compared to $2.1 million for the nine-month period ended September 30, 2008.   The increase is primarily due to the principal payments on notes payable and debt of $4.7 million during 2009.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

    As of September 30, 2009, we had $3.9 million in notes payable.  We made principal payments and converted $3.5 million subsequent to September 30, 2009.  Following such payments and conversions, our outstanding debt is approximately $500,000.  See Note M to the Notes to the Financial Statements to this Quarterly Report on Form 10-Q for further information. There are no covenants associated with this debt.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

As a result of our placement of $ 5.0 million and $10.0 million of notes due in 2010, at interest rates of 9.75% and 9.5%, respectively, substantially all of our debt as of September 30, 2009 is at fixed rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2009, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  At September 30, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

NUMEREX CORP.
(Registrant)

November 9, 2009	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 9, 2009	/s/ Alan B. Catherall
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