Form 10-K
period 2009-12-31
NUMEREX CORP /PA/
filed 2010-03-30
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer           Accelerated filer       Non-accelerated filer ☑            Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant (9,278,229 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2009, was $46,576,710.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 26, 2010, was 15,070,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

       Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related

                                   Stockholder Matters;

       Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

       Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Forward-Looking Statements

This document may contain forward-looking statements with respect to Numerex future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities in the wireless data business. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. Numerex cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this press release, and Numerex assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; the risks that a substantial portion of our revenues are derived from government contracts that may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statements.

PART I. BUSINESS

Overview

Numerex Corp. (“Numerex” or “Company”) is a wireless provider of a broad spectrum of secure machine-to-machine (M2M) services.  We emphasize recurring revenues [through subscription sales] in order to enhance shareholder value creation.  We have continuously developed technology, networks, and applications towards that end.  We believe that simplifying the development and deployment process is an important key to promoting sustainable growth in the M2M industry. Numerex DNA™ is our way of combining a device, a network and an application to bring a customer’s M2M solution to life rapidly and easily.  Our goal is to “jumpstart” the application process for our customers, through our foundation application software technology or Numerex FAST™, and to be a single source for M2M products and services, i.e., a “one stop shop.”

M2M is defined as electronic (wireless) data communications between devices, systems, and people that turns data into useful information across many industries.  At Numerex, we concentrate our efforts on several critical vertical markets:  commercial and residential security, energy and utilities, healthcare, financial services, and government & transportation.  We endeavor to ensure data confidentiality, integrity and availability through the full range of our services.

We believe that Numerex has established a leadership position in M2M through delivering end-to-end, single-source solutions as well as “white label” products,  i.e., products that are available for distribution as branded offerings through Value Added Resellers (VARs), vertically focused System Integrators (SIs) and Original Equipment Manufacturers (OEMs) who choose to integrate our products and services into their own solutions. Numerex customers can select from a menu of products and services that address their specific M2M needs.

Numerex has developed industry-specific expertise in offering M2M solutions with a host of value added services. We provide value to our customers in removing much of the complexity associated with the design, development, deployment and support of their own M2M solutions so that they can better focus on their primary business objectives and speed time to market.   Generally, our customers serve the final end user such as, for example consumers as car drivers or homeowners, as well as industrial users who want to better monitor and control their operational processes.

We continue to look for ways to expand our expertise by entering new vertical sectors conducive to our long-term recurring revenue model. We may choose to enter those sectors through industry partnerships, organically, or by acquisition.

Our offerings are wireless-based, using cellular and satellite networks.  We are technology-neutral and utilize a diverse range of manufacturing sources and telecommunications standards.  We emphasize high-margin application-centered offerings, and have transitioned our business from hardware-only sales to service contracts.

We have developed an integrating platform resting on the data processing power of the internet (a.k.a “cloud computing”) to provide turnkey solutions, i.e., the complete Numerex DNA, to our customers.  We call this platform Numerex FAST™ (Foundation Application Software Technology), which is an “Open Platform as a Service,” akin to a traditional “service bureau” that limits upfront investment and risk.

Numerex Corp is headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania.   The Company was founded in 1992 and first traded publicly in March 1994 (NASDAQ: NMRX). At the time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” is eventually subsumed by the ‘M2M’ acronym) and served select vertical markets that included alarm security and line monitoring. In November 1999, we sold our wireline business to British Telecommunications PLC (“BT”) in order to focus on our nascent wireless data communications business.

In May 1998, Numerex Corp., BellSouth Corporation and BellSouth Wireless, which became Cingular in 2001, completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed. Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico. On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

During this period, we developed a Short Message Service Center (SMSC)-operated service bureau, “Data1Source,” providing SMS-related services to tier 2 and 3 carriers throughout the US.  While Data1Source was subsequently sold, it helped advance our technical expertise in the digital GSM and CDMA realms, and provided a solid bedrock on which to build our current network. In parallel, we expanded our technical platform to serve the mobile tracking and alarm monitoring markets.

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

In January 2008, Numerex was awarded the international ISO/IEC 27001:2005 Certification (ISO 27001) by BSI Management Systems. ISO 27001 is ISO’s highest security certification for information security that ensures data confidentiality, integrity and availability every step of the way. The ISO 27001 certification facilitates compliance with an array of information security-related legislation and regulations in Numerex’s target markets such as utilities (NERC CIP Cyber Security mandates), financial services (GLBA and PCI DSS), healthcare (HIPAA), government (FISMA), and across markets (state laws governing security breach notification and Sarbanes Oxley Act).

In October 2008, Numerex acquired Ublip, a privately-held M2M software and services company headquartered in Dallas, Texas. With this acquisition, Numerex gained an infusion of technology and expertise, including middleware designed to simplify and jumpstart application development and deployment.

 During the past 17 years, we have moved from a product-centric to a solution-centric business.   Due to strong organic growth and strategic acquisitions that added to our core competencies in the M2M space, we have assembled the principal elements of Numerex DNA™ (DNA = Device, Network, and Application) that address all critical components of the M2M value chain.

NUMEREX’S CORE BUSINESS

Numerex has evolved from primarily a proprietary network service into a comprehensive M2M business using a variety of wireless technologies to serve a wide range of markets.

Numerex Production Environment

The four dimensions of our production environment are:  Numerex FAST, Numerex DNA, the Numerex enabling services, and service quality.

➢	Numerex FAST

Through Numerex FAST (Foundation Application Software Technology), which is an Open-Platform-as-a-Service (OPaaS) architecture, we simplify the application development and implementation process.  It is delivered as a web-service and exploits the benefits of cloud computing and large scale, relational database technology to solve technical and cost barriers to deployment of advanced device management and smart services.

Openness is central to Numerex‘s Open Platform as a Service, which rests on the flexibility, adaptability and interoperability of Service Oriented Architecture (SOA). Numerex provides scalable Linux-based hosting with the pre-installed applications, ranging from development to fully-developed production-quality virtual servers.

We provide customers with the development tools to write their own device interface or they can contract with our Professional Services group to develop or modify their interface. Numerex FAST supports solutions utilizing different networks and devices. It is the versatile factory that produces Numerex DNA.

➢	Numerex DNA

Numerex DNA offerings include hardware Devices, Network services and software Applications that are the foundational components of Numerex customers’ M2M solutions.  The DNA concept implemented at Numerex is increasingly being used in the industry to explain the nature of M2M.

❖	Device

Our Numerex FAST platform can communicate and support devices developed by a myriad of hardware manufacturers in addition to our own devices such as AnyNET and the SX1.

❖	Network

Numerex has partnerships with US and foreign carriers, including their roaming partners. Numerex utilizes multiple wireless standards and technologies such as GSM, CDMA and satellite services.

❖	Application

Numerex provides several options with various degrees of customization; from (off-the-shelf) pre-packaged web-based applications already deployed in key vertical markets to fully customized applications.  In addition, we offer application hosting services.

➢	Enabling Services

Numerex offers a variety of value added services to customers, including:

❖ 24x7 Customer Support:  An “around-the-clock” support center, or help desk, to provide assistance to customers;

❖ Flexible billing:  Accurate, timely invoices in flexible formats that detail usage per device, and various billing options.  This flexibility is a key differentiator for customers’ end-user billing requirements;

❖ Integration services:  Development support to ensure timely and efficient production, the glue which brings together Numerex DNA;

❖ Automated provisioning:  Automated, Web-based online provisioning of devices for immediate activation and account management;

❖ Device Management Portal: Designs and sets up customized portals specifically tailored to its customers’ needs;

❖ Network Operations Center:  Customers and industry partners receive 24x7x365 network support from our Network Operations Center in Atlanta, Georgia;

❖ Product Certification: We have put many devices through the PCS Type Certification Review Board (PTCRB) certification process.  Our experience also includes FCC (Federal Communications Commission), CE (conformity marking for the European Economic Area) and Industry Canada type certifications.  We have efficient processes to provide accurate documentation to the certification testing labs. This expertise extends to the carrier’s certification process for devices using AT&T, Rogers (Canada), Telcel (Mexico), and other carrier networks.  Also, Numerex ‘s Chief Technology Officer is Chairman of the Telecommunications Industry Association (TIA) TR-50 Smart Devices Communications (SDC) engineering committee, which is responsible for developing interface standards for communicating with smart devices used in M2M applications; and

❖ Ancillary services provided at the customer’s discretion:  A host of ancillary services aimed at facilitating and enhancing its customers’ performance such as warehousing, fulfillment, reverse logistics, web-based provisioning and quality assurance.

➢	Service Quality

Numerex’s overall service quality is built on certain critical elements, such as:

❖ Gateway: Our Network Operation Center (NOC) architecture is built on the latest generation of best of class processing power, using high-grade servers in a totally redundant and hot swappable configuration, i.e., where components can be easily removed and replaced while the system remains in operation. The hardware and software network topology features high grade, robust platforms for increased reliability;

❖ Redundancy and Reliability: The operations sites are geographically diverse and are interconnected over Synchronous Optical Network bidirectional, fault-tolerant facilities. We believe this architecture provides Numerex Networks with service level standards that meet and exceed requirements for mission-critical applications;

❖ Secure Network: Numerex is ISO 27001-certified, ISO’s highest security certification for information security that helps to ensure data confidentiality, integrity and availability. Numerex is the first North American M2M service provider to become ISO 27001 certified, and we continue to use advanced security standards throughout our business;

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

❖ Network Support Services: Building on its operating experience and a solid understanding of data networks and technology, Numerex network support personnel bring a working knowledge of systems and processes for GSM, CDMA, and Satellite service activation, service provisioning, inventory planning and management, and supply chain logistical support; and

❖ Core Values: Our core values reflect Numerex‘s dedication to providing the best possible service and commitment, i.e., Numerex PRIDE© (People, Responsiveness, Integrity, Development and Excellence).

Target Markets

➢	Sales, Marketing and Distribution

Numerex primarily employs an indirect sales model through private label/OEM agreements, channel partners, system integrators, and VARs (collectively referred to in some cases as “industry partners”). We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink product suite.

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

Our three focus areas are: residential and commercial security; fixed wireless; and Location-Based services (mobile wireless).  In 2009, we have expanded our international capabilities.

➢	Residential and Commercial Security

Despite the prolonged decline of the U.S. real estate market, Numerex’s residential and commercial security sales,  utilizing a recurring revenue-based business model, have demonstrated resilient growth.  We believe that product innovation, service quality and customer intimacy are the hallmarks of our success in the industry.

Our wireless-based products and services are sold through a wide network of independent dealers and distributors. Our technology is well positioned in light of the growing wireless substitution, i.e., the growing replacement of traditional landline phone by wireless service.  Preliminary results of the January-June 2009 National Health Interview Survey, released in December 2009, indicate that the American homes with only wireless telephones continues to grow.  More than one of every five American homes (22.7%) had only wireless telephones during the second half of 2009, an increase of 2.5% since the first half of 2008.

➢	Fixed Wireless

According to Berg Insight, most of the machines produced annually are for housing and industrial purposes.  Home appliances, energy meters, HVAC equipment, health monitoring devices, and POS terminals are examples of machines that can utilize fixed wireless services.

Numerex expects the fixed wireless telemetry segment to continue growing, since it encompasses a broad range of applications and critical government-financed projects.  In addition, we believe that services such as remote patient monitoring will also benefit from the wireless substitution.

We were the first M2M business with a dedicated and integrated solution for transitioning analog-based applications to new digital network platforms.  We provided an effective migration path to a broad array of businesses, and as a result, in a challenging environment, we have benefitted from account retention.

➢	Location-Based Services (LBS)

Location-Based Services (LBS) consist of applications that incorporate value-added features and functions in addition to the real-time generation and delivery of location data.  LBS lies at the intersection of many technologies such as the Internet; mobile computing platforms; Geographic Information Systems (GIS); as well as various geo-positioning and wireless communications technologies and the market trend requiring greater visibility, intelligent information, security and worldwide ubiquity for high dollar / critical assets or loads.

The range of LBS applications is extremely diverse, i.e., from intelligent transport systems,  such as  fleet management, to personal location services.

We provide complete tracking and back-end services that achieve a cost-effective solution to deliver on what the market needs for visibility, security and worldwide coverage that encompasses devices, (satellite and cellular-based) networks and applications ideally suited to our customers’ needs and requirements. These services are primarily supplied on the Numerex FAST and FELIX (Numerex‘s Total Asset Visibility Software) platforms.

Market segments that we currently serve include federal emergency and military programs; energy including oil and gas; and transportation

➢	International Markets

Numerex has been strengthening its international capabilities in 2009.  We believe that we are in a solid position to provide secure and efficient M2M services across the globe, either locally or internationally.  Starting with our strong foothold in North America, we are expanding into various international markets.

NUMEREX NON-CORE BUSINESS: DIGITAL MULTIMEDIA, NETWORKING AND WIRELINE DATA COMMUNICATIONS

Numerex’s primary focus is wireless M2M networks and solutions as described above. We continue to offer products and services to certain customers in Digital Multimedia education, networking integration and Derived Channel wireline data communications. These products and services currently comprise about 6% of our revenue base and are managed as a single business group.

➢	Digital Multimedia

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

➢	Networking Integration (Digilog)

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

➢	Wireline Data Communications (Derived Channel)

This licensed technology creates a “derived channel” on an existing telephone line by using an inaudible frequency below the voice communications spectrum for data transmission. This creates a two-way communication system that continuously monitors the integrity of a user’s telephone line and security system.

➢	Non-Core Products and Services: Sales and Marketing

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

NUMEREX BUSINESS ENVIRONMENT

➢	Key Customers

For the year ended December 31, 2009, revenue from our largest customer, General Electric (GE), accounted for an aggregate of approximately 14.7% of our total revenue.   We do not have any other customers that comprise more than 10% of our total revenue.

➢	Suppliers

We rely on third-party contract manufacturers and wireless network operators/ carriers, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products, and to provide the underlying network service infrastructure that we use to support our M2M data network, respectively.

➢	Competition

Several businesses that share our M2M space can be viewed as competitors, such as application service providers, Mobile Virtual Network Operators (MVNOs), system integrators, and wireless operators/ carriers that offer a variety of the components and services required for the delivery of complete M2M solutions.  However, Numerex believes it has a competitive advantage and is uniquely positioned as an M2M service provider since it provides all of the key components of the M2M value chain, including enabling hardware, multiple wireless technologies and custom applications, and wireless network services.  We market and sell complete network-enabled solutions, or individual components, based upon the specific needs of the customer.

We believe that our current M2M services combined with the continuing development of our network offerings and technology positions us to compete effectively with emerging providers of M2M solutions using Global System for Mobile Communications (GSM), Code Division Multiple Access (CDMA) and satellite technology. Other potentially competitive offerings may include “wireless fidelity” (Wi-Fi), World Interoperability for Microwave Access (WiMAX) and other emerging technologies and networks.  We believe that principal competitive factors when selecting an M2M service or network-only provider are network reliability, data security, and customer support.  We view the recent increased interest in M2M from wireless carriers, such as, but not limited to Verizon’s Open Development Initiative, Sprint’s Emerging Solutions, Vodafone’s Global M2M Services Platform and AT&T’s Control Center, in the United States and abroad, as a source of competitive threats as well as opportunities.  Those operators have the capability and wherewithal to provide M2M competitive offerings.  However, we offer expertise, experience and services that complement well the operators’ in the M2M arena.

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

➢	Engineering and Development

Technology is subject to abrupt change, and the introduction by competitors of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.  Our engineering and development expenses were $2.4 million for the year ended December 31, 2009, as compared to $2.2 million for the year ended December 31, 2008 and $1.5 million for the year ended December 31, 2007.

We continue to invest in new services and improvements to our various technologies, especially networks and digital fixed and mobile solutions. We primarily focus on the development of M2M services and enabling platforms, enhancement of our gateway and network services, reductions in the cost of delivery of our network services and solutions, and enhancements and expansion of our application capabilities.

We have concentrated on providing customers with industry-benchmark offerings that go beyond the network requirement. Prudent integration of new digital and Web technology into our wireless businesses is an active and ongoing process. We are committed to taking full advantage of such new technology whenever and wherever it makes sense to our customers.

➢	Product Warranty and Service

Our M2M wireless communications business typically provides a limited, one-year repair or replacement warranty on all hardware-based products. Our wireline data communications (Derived Channel) business provides customers with limited one-year repair or replacement warranties on scanners and message switch software, while Subscriber Terminal Units (STUs) are typically sold with a limited one-year repair or replacement warranty. Our digital multimedia business typically provides a limited one-year warranty on parts and labor. Our networking business provides a limited one- or two-year repair or replacement warranty on all telecommunications networking hardware products. In addition, a help desk and training support is offered to users of telecommunications networking products. To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

➢	Intellectual Property

We hold patents either directly (under Numerex Corp.) or through our subsidiaries covering the technologies we have developed in support of our product and service offerings in the United States and various other countries.  These patents are by law subject to expiration.  It is our practice to apply for patents as we develop new technologies, products, or processes suitable for patent protection.  No assurance can be given about the scope of the patent protection.

We also hold other intellectual property rights including, without limitation, copyrights, trademarks, and trade secret protections relating to our technology, products, and processes.  Patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995. We believe that rapid technological developments in the telecommunications and locate-bases services industries may limit the protection afforded by patents.  We believe that our success will also depend on our manufacturing, engineering, and marketing know-how and the quality and economic value of our products, services, and solutions.

In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require all of our employees and consultants to sign confidentiality agreements. Employees and consultants involved in technical endeavors also sign invention assignment agreements.  We intend these confidentiality and assignment agreements to protect our proprietary information by controlling the disclosure and use of technology to which we have rights. These agreements also provide that we will own all the proprietary technology developed at Numerex or developed using our resources.

➢	Regulation

Federal, state, and local telecommunications laws and regulations have not posed any significant impediments to either the delivery of wireless data signals/ messaging using our networks. However, we may be subject to certain governmentally imposed telecommunications taxes, surcharges, fees, and other regulatory charges, as well as new laws and regulations governing our business and markets.   As we expand our international sales, we may be subject to telecommunications regulations in those foreign jurisdictions.

➢	Economic Outlook

Our operations and performance depend on overall domestic and global economic conditions. Recessionary forces worldwide have contributed to slowdowns in the technology industry generally, and the specific markets we serve, such as the residential real estate and home security markets. Declining consumer confidence driven by fears of a prolonged recession, may impact the demand for our products, increase price competition in the markets we serve, and increase our risk of carrying excess inventory. On the other hand, an uncertain economic environment may contribute to a sentiment of insecurity that may be conducive to increasing the demand for alarm monitoring services and vehicle tracking solutions. In addition, as federal, state and local governments are considering investing billions of dollars to repair the country’s ailing infrastructure, the demand for “smart” technologies, including the type of products and services offered by Numerex, could increase significantly.

Employees

As of March 15, 2010, we had 124 employees in the U.S., consisting of 31 in sales, marketing and customer service, 59 in engineering and operations and 34 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements.  We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 31, 2010, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	56	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	55	Chief Operating Officer
Alan B. Catherall	56	Chief Financial Officer
Louis Fienberg	55	Executive Vice President, Corporate Development
Michael Lang	44	Executive Vice President, Sales & Marketing
Jeff Smith, PhD	49	Chief Technology Officer

*Member of the Board of Directors

Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999.  From July 1994 until April 1999, Mr. Nicolaides managed a closely held investment partnership.

Mr. Marett has been an Officer of the Company since February 2001. In February 2005 he was named Chief Operating Officer.  From 1999 to 2001, Mr. Marett was Vice President, Sales and Marketing, of TManage, Inc., which provided planning, installation, and support services to companies with large remote workforces. From 1997 to 1999 Mr. Marett was Vice President, Business Development, of Mitel Business Communications Systems, a division of Mitel Corporation.  Prior to 1997, Mr. Marett held a number of executive positions at Bell Atlantic.

Mr. Catherall has been the Chief Financial Officer of the Company since June 2003.  From 1998 to 2002, Mr. Catherall served as Chief Financial Officer of AirGate PCS, a NASDAQ-listed wireless company.  From 1996 to 1998, Mr. Catherall was a partner in Tatum CFO LLP, a financial services consulting company.  Prior to 1996, he held a number of executive and management positions at MCI Communications.

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

Dr. Smith has served as the Chief Technology Officer since October 9, 2008.  From June 2007 to October 2008, he served as the President and Chief Executive Officer of Ublip, Inc. a provider of M2M and location based services that Dr. Smith founded.  From January 2002 until June 2007, Dr. Smith served as President and Chief Executive Officer of SensorLogics, Inc., an M2M application service provider that he also founded.  From June 1996 until January 2000, Dr. Smith served as regional President and director of NTT/Verio, an internet service provider and web hosting company.  From October 1993 until January 1997, he served as President and Chief Executive Officer of OnRamp Technologies, an internet service provider that he co-founded.

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

Risks Related to Our Business

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating profits. We incurred losses in 2008 and 2009 after being profitable from 2005-2007. Prior to 2005, we had net operating losses in each year dating back to 1998. In view of our operating costs, and given all other risk factors discussed herein, we may not be profitable in the future. Moreover, as a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our earnings derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of all of the risk factors discussed herein, we cannot assure you that the operating results of our subsidiaries, accumulated cash flows, or the distributions they make to us at any given time will be sufficient to sustain our earnings.

A prolonged overall economic downturn, or one or more market-specific downturns, could have a material adverse effect on our financial condition and operating results.

Our operations and performance depend significantly on overall domestic and global economic conditions. Economic conditions worldwide continue to contribute to slowdowns in the technology industry generally, as well as to slowdowns within the specific markets we serve, such as transportation and commercial and residential security. The current, highly uncertain macroeconomic climate including, but not limited to, limited availability of credit, eroding home values and a slowdown in new housing starts, and declining consumer confidence driven by fears of a prolonged recession, threatens to reduce demand for our products, increase price competition in the markets we serve, and increase our risk of carrying excess inventory. In particular, we anticipate that a continued slowdown in the number of new housing starts will result in a slowdown in the sales of our residential alarm monitoring products. If overall conditions worsen significantly, commercial and residential consumers may also decide to cancel wireless monitoring services in an effort to eliminate expenses they may view as “discretionary” or “non-critical”. Similarly, declining vehicle sales associated with an overall economic downturn negatively impacts sales of our vehicle tracking solutions. All of these and other macroeconomic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M wireless data communications field, in particular, is currently undergoing profound and rapid technological change. For example, cellular carriers that we rely upon in delivering our network services began dismantling their analog networks in 2008 and by the end of 2009 were only supporting digital connections. While we were largely successful in managing that risk and transitioning our existing customer base to the digital standard, the introduction of unanticipated new technologies by carriers, or the development of unanticipated new end use applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new products to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in products that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

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

In 2009, a single customer, General Electric, accounted for approximately 14.7% of our annual revenues and it is possible that such customer’s purchases in 2010 will account for 10% or more of our anticipated revenues for 2010. The loss of such a customer could have a material adverse affect on our revenues, operating income and net earnings.

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

We outsource the manufacturing of our products to independent companies located in the United States and overseas and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of the manufacture of our products could harm our ability to provide our products to our customers and, consequently, could have a material adverse effect on our business and operations. The manufacture of our products requires specialized know-how and capabilities possessed by a limited number of enterprises. Consequently, we are reliant on just a few suppliers for the manufacture of key products and product components. If a key supplier experiences production problems or financial difficulties, we may not be able to obtain enough units to meet demand, which could result in failure to meet our contractual commitments to our customers, further causing us to lose sales and generate less revenue. If any of our products or product components contain significant manufacturing defects that the existing manufacturer or supplier is unable to resolve, we could also have difficulty locating a suitable alternative manufacturer or supplier. Related efforts to design replacement products or product components could also take longer and prove costlier than planned, resulting in a material adverse impact on our financial condition and operating results.

The loss of a few key technical personnel could have an adverse affect on us in the short-term.

We rely on a relatively small number of technical personnel who play key roles in maintaining the back-end technology and systems that enable us to provide network services to our customers and that is also central to our product development efforts.  Other personnel have crucial expertise in application development. The loss of some of those personnel could result, temporarily, in shortfalls in the knowledge base of our remaining technical staff concerning existing products and services as well as products and services that are under development.

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

Although our internal platform is very robust and supported by redundant systems including, for example, a leased facility that is physically remote from our primary network operations center and would enable us to maintain continuity of  network operations were our primary site to cease operating, there is the possibility that natural or other disasters including, without limitation, hurricanes, tornadoes, earthquakes, or solar flares could damage or destroy our facilities resulting in a disruption of service to our customers. If a future natural or other disaster impairs or destroys any of our facilities, we may be unable to provide service to our customers in the affected area for a period of time. In addition, even if our facilities are not affected by natural disasters, our service could be disrupted if a natural disaster damages the third party cellular or satellite networks we are interconnected with. Further, in the event of an emergency, the telecommunications networks that we rely upon may become capacity constrained or preempted by governmental authorities.

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

The current credit environment has negatively affected credit market liquidity, which could increase borrowing costs or limit availability of funds.  If we are not successful in obtaining sufficient capital because we are unable to access the capital markets at financially economical interest rates, it could reduce our product development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our engineering and development programs involving new products and technologies.

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

We are subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications devices.

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

Many of the ultimate consumers of our PowerPlay™ hardware and services are elementary and secondary schools that pay for their purchases with funding that they receive through the Schools and Libraries Program (commonly known as the “E-Rate Program”)  of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the FCC. Demand for products and services under the E-Rate Program is very difficult to predict and changes in the program itself could also affect demand.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

An increasing portion of our future revenue will be derived from contracts with the U.S. government, government agencies, or other U.S. government contractors.  These agreements are subject to uncertain future funding and possible termination.

Historically, a significant portion of our revenues from the sale of satellite-based tracking solutions through our location-based services division has been derived from sales made by us indirectly as a subcontractor to a prime government contractor that has the direct relationship with the U.S. government.  If the prime contractor loses business with respect to which we serve as a subcontractor, our government business would be hurt. We also maintain a Federal Supply Schedule with the General Services Administration and anticipate doing an increasing amount of business directly with the U.S. government and government agencies. If we, as the prime contractor, were to lose some or all of such business, our revenues derived from the sale of satellite-based tracking solutions would suffer as a result. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process.  We cannot assure you that current levels of congressional funding for our location-based services division’s offerings will continue.  Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government (or, in certain circumstances, by us) at will.  A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects.  Our operating results may also be negatively affected by other developments that affect these government programs generally, including the following:

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

Agreements with government agencies may lead to claims against us under the Federal False Claims Act or other federal statutes. These claims could result in substantial fines and other penalties.

Our agreements with the U.S. government are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions.  Private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government.  These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per claim on the basis of the alleged claims. Prosecutions, investigations or qui tam actions could have a material adverse effect on our liquidity, financial condition and results of operations. Finally, various state false claim and anti-kickback laws also may apply to us. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect our business.

U.S. government contracts contain provisions that are unfavorable to us.

U.S. government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

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

We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. In recognition of these considerations, we may enter into material settlements. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We have been doing business directly, or via our distributors, in Australia, Canada, Mexico, and Pakistan, and are expanding, directly or via our distributors, into additional countries in Latin America, Europe, the Middle East, and Asia. Accordingly, we or our distributors are subject to additional risks, such as:

•	a continued international economic downturn,
•	export control requirements, including restrictions on the export of critical technology,
•	restrictions imposed by local laws and regulations,
•	restrictions imposed by local product certification requirements;
•	currency exchange rate fluctuations,
•	generally longer receivable collection periods and difficulty in collecting accounts receivable,
•	trade restrictions and changes in tariffs,
•	difficulties in repatriating earnings,
•	difficulties in staffing and managing international operations, and
•	potential insolvency of channel partners.

We have only limited experience in marketing and operating our services in certain international markets. Moreover, we have in some cases experienced and expect to continue to experience in some cases higher costs as a percentage of revenues in connection with establishing and providing services in international markets versus the U.S. In addition, certain international markets may be slower than the U.S. in adopting the outsourced communications solutions and so our operations in international markets may not develop at a rate that supports our level of investments.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We are doing business in, and are expanding into, foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions, or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject, prospectively or retrospectively, to additional tax liabilities following changes in tax laws.   The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We may not be aware of certain foreign government regulations.

Because regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware.  If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.  We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our products and services. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

Risks Related to Our Intellectual Property

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

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our products or services. Furthermore, because of technological changes in the M2M industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

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

Risks Related to Our Common Stock and Ownership Structure

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

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 39% of our outstanding common stock.  These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

All of our facilities are leased.  Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	M2M Services and Principal Executive Office	31,526	2012
Warminster, Pennsylvania	M2M Services and Wireline Services	18,000	2011
Bozeman, Montana	M2M Services	5,060	2012
State College, Pennsylvania	Wireline Services	10,788	Month to Month
Addison, Texas	M2M Services	7,731	2010

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

Item 3.  Legal Proceedings.

As previously reported,  Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.  Numerex has filed counterclaims against the plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Messrs. Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  The action is pending before the United States District Court, Southern District of New York.   On April 17, 2009, the parties filed cross-motions for summary judgment.   On March 12, 2010, the court entered a decision on the cross-motions for summary judgment.  The court held that Mr. Ronsen’s claim that he had “good reason” to resign presented material issues of fact requiring a trial.  Similarly, the Court held that Numerex’s claims against Orbit One and its principals for breach of contract, fraudulent inducement, breach of fiduciary duty, and other related claims presented material issues of fact requiring a trial.  No trial date has been set.

Numerex believes that the plaintiffs' claims in each of the related actions are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 4.  Reserved.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades publicly on the NASDAQ Global Market System under the symbol NMRX.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ Global Market for the applicable periods.

Fiscal 2009	High	Low
First Quarter (January 1, 2009 to March 31, 2009)	$4.00	$1.71
Second Quarter (April 1, 2009 to June 30, 2009)	5.60	2.91
Third Quarter (July 1, 2009 to September 30, 2009)	5.75	4.48
Fourth Quarter (October 1, 2009 to December 31, 2009)	5.10	3.95

Fiscal 2008	High	Low
First Quarter (January 1, 2008 to March 31, 2008)	$8.75	$6.01
Second Quarter (April 1, 2008 to June 30, 2008)	8.45	6.51
Third Quarter (July 1, 2008 to September 30, 2008)	7.15	2.80
Fourth Quarter (October 1, 2008 to December 31, 2008)	5.10	2.29

On March 26, 2010, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $4.29 per share.

As of March 26, 2010, there were 60 holders of record of our Common Stock, approximately one beneficial shareholder and 15,070,501 shares of Common Stock outstanding.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2004, the last trading day before the beginning of the Company’s five preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

SHAREHOLDER VALUE AT YEAR END
	2004	2005	2006	2007	2008	2009
NMRX	100.00	100.64	200.43	175.53	77.45	91.49
NASDAQ US Index	100.00	101.38	111.03	121.93	72.51	104.32
NASDAQ Telecom Index	100.00	92.90	118.69	129.80	73.74	109.60

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

The following financial information was derived using the consolidated financial statements of Numerex Corp.  The table lists historical financial data of the Company for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005.

(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Statement of Operations Data
Revenues	$50,836	$72,319	$68,004	$52,788	$29,946
Gross profit	22,348	25,420	23,407	18,922	12,717
Goodwill and long-lived asset impairment	-	5,289	-	2,140	-
Operating income (loss)	(1,656)	(6,389)	2,500	1,674	961
Provision (benefit) for income taxes	285	3,047	728	(2,950)	52
Net income (loss)	(5,829)	(10,975)	440	4,103	593
Earnings (loss) per common share (diluted)	(0.40)	(0.78)	0.03	0.32	0.05

Balance Sheet Data
Cash, cash equivalents and short term investments	$5,306	$8,917	$7,425	$20,384	$4,359
Total Assets	52,747	62,506	74,098	66,394	36,348

Total debt and obligations under capital leases (short and long term) and other long-term liabilities	523	10,746	10,683	14,337	1,326
Shareholders' equity	42,037	40,394	46,865	41,420	27,729

Cash Flow Data
Net cash provided by (used in) operations	$5,089	$8,359	$(3,305)	$2,663	$3,277

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward Looking Statements” on page [1] for a discussion of the uncertainties, risks and assumptions associated with these statements.  You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Section 1A of this Annual Report on Form 10-K.

Overview

We are a machine-to-machine (M2M) data communications, technology and solutions business.  We combine our network services, hardware and applications development capabilities to create packaged and custom designed M2M solutions for customers across multiple market segments.

Fiscal year 2009 represented a decline in revenues over 2008 and 2007.  Full year revenues of $50.8 million decreased $21.5 million, or 29.7%, from 2008.  This decrease was primarily the result of decreased hardware sales, as service sales for the comparative years increased.

Gross margins for 2009 were 44.0% compared with 35.1% in 2008.  Gross margins were favorably affected by an increase in service revenues, which typically earn a higher gross margin than those achieved by hardware sales.

Fiscal year 2009 overheads, which include selling, general and administrative (SG&A) costs, as well as engineering and development expenses and bad debt costs, collectively were $24.0 million or $7.8 million lower than 2008.  The decrease was primarily related to the impairment of goodwill and long-lived assets of $5.3 million incurred during 2008.  The decrease is also related to a reduction in professional service and promotional fees of $900,000, a reduction in bad debt costs of $565,000, and a reduction in employee related expenses of $500,000.

Our growth rates were slowed by the impact of the economic downturn, which we expect may continue to adversely affect our revenues.  Operating results could be impacted by legal expenses related to litigation.

The following is a discussion of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2009, 2008 and 2007.

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

Revenue Recognition

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. We primarily sell hardware, recurring services (most billed on a monthly basis) and on-demand services.   Hardware revenues are recognized at the time title passes to the customer, which is generally at the time of shipment.

We bill most of our recurring service revenues on a monthly basis, which are generated by providing customers access to our M2M communications network (the Network).  We sell these services to value added resellers (VARS) and wholesalers of the service.  For services sold to VARS, monthly service fees are generally a fixed monthly amount billed at the beginning of each month.  For services sold to wholesalers, the customers are billed a fixed base fee in advance and usage fees in arrears at the end of each month.  We defer the advance billing of the base fee and recognize the revenues when the services are performed.

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

The Company’s arrangements do not generally include acceptance clauses. However, for those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of counterparty is in accordance with ASC Subtopic 985-605 (American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), ASC Subtopic 605-25 (Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and ASC Section 605-10-S99 (Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and hardware, we evaluate whether the services are essential to the functionality of the hardware and whether there is objective fair value evidence for each deliverable in the transaction. If we conclude the services to be provided are not essential to the functionality of the hardware and we can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Valuation of Goodwill and Long-lived Assets

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  As of December 31, 2009, we identified four reporting units, 3 of which had associated goodwill.  The four reporting units were M2M Services (which excludes Orbit One LLC), Orbit One LLC (“Orbit One”), BNI and Wireline Services.  The three reporting units with associated goodwill were M2M Services, Orbit One, LLC and Wireline Services.  Due to the consolidation of our hardware management and network platforms in late 2008, we no longer maintained separate reporting for Airdesk and M2M Services, and thus combined the Airdesk reporting unit with M2M Services (excluding Airdesk LLC and Orbit One LLC) reporting unit beginning January 1, 2009.  For our 2009 annual review, we used standard modeling techniques to estimate a fair market value for each of the three reporting units containing goodwill.  This included a combination of a discounted cash flow models and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2010 business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the twelve months ended December 31, 2009, and no events or circumstances occurred that would require us to perform an interim impairment test for these same periods.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of December 31, 2009, a breakdown of our goodwill balance by reporting unit is as follows:

(In thousands)
M2M Services excluding Airdesk and Orbit One Unit	$18,433
Orbit One Unit (part of M2M Services)	4,428
BNI Unit (part of Wireline Services)	926
Total Goodwill	$23,787

During 2009, we did not record a goodwill impairment charge.  In determining whether an impairment charge was necessary, we considered economic conditions, which we expect to improve in 2010 and subsequently return to more normal levels, as compared to general economic conditions of 2009.

For our M2M Services (excluding Orbit One LLC) reporting unit, we use a discounted cash flow model to determine the fair value and a 21% discount rate, as this reporting unit’s risks mirror that of the Company as a whole.  Our historical revenue growth rate averaged 17% over the past four years.   We use a more conservative revenue growth rate than our historical growth rate in this reporting unit, as we expect the market to mature.  We expect our margins to remain at the historical four year average of 42% for this reporting unit for the forecast period.  The growth rates used for SG&A and R&D are expected lower than that of our historical growth rates as we built out a new internal service sales team which would not occur in future periods.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We used historical accounts receivable as a percentage of sales, inventory as a percentage of cost of sales and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of  our M2M Services (excluding Orbit One LLC) reporting unit of  14.2% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 4% (representing a proportional decrease in our average growth rate of 7% over the forecast period), or our cumulative projected profitability would have to decrease by 12%.  A 1.9% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

We believe that our cash flow analysis was appropriate as our projections took the present challenging economic environment into account and are consistent with our current operating results.

 In our Orbit One reporting unit, we used a discounted cash flow model to determine the fair value as we cannot determine any market comparables for this unit.  We used a 21% discounted rate as this reporting unit’s risks mirrored that of the Company as a whole.  A combination of existing contractual agreements and targeting of specific industries is used to determine the first year’s revenue growth rate, the following years’ revenue growth rates are based on expected industry growth rates.  Margins are projected to decline as a combination of expected pricing pressures in the market and lower margin hardware sales are expected to make up a larger portion of total revenues versus higher margin service sales.  SG&A expenses are forecasted to increase in the first year as the result of a build out of necessary sales support to meet projected revenue targets then the SG&A growth are expected to moderate for the balance of the forecast period.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We used historical accounts receivable as a percentage of sales, inventory as a percentage of cost of sales and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of  our Orbit One LLC reporting unit of  9.4% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 3% (representing a proportional decrease in our average growth rate of 4% over the forecast period), or our cumulative projected profitability would have to decrease by 8%.  A 1.0% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

In our Digital Multimedia reporting unit, we used a combination of a discounted cash flow analysis and use of public company market comparables to determine the fair value.  Since this reporting unit’s revenues mostly result from government related contracts, the revenue can fluctuate significantly from year to year and over our forecast period.  Taking this into consideration, we used two cash flow models for this reporting with two possible revenue streams over the forecast period.   We then applied a weighting to each outcome to determine the unit’s fair value on a discounted cash flow basis.   We used the company’s overall 21% discount rate as we accounted for this units fluctuating revenue by weighting two separate cash flow models.  We gave the combination of these cash flow models greater weighting totaling 90% with the balance on the market comparables since we only had a limited number of market comparables.  In the first year of the forecast combined weighted revenues increase over the forecast period over 2009, but do not grow over 2008 revenue levels until 2011 and for the balance of the forecast period.   This growth is the result of the completion of new product development projects currently in process, and new contracts.  Weighted combined margins were projected to decline due to changes in the mix of hardware and service sales and expected pricing pressures.  SG&A expenses are forecast to decrease in the first year as the result of cost reductions planned and returning to historical growth rates.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We used historical accounts receivable as a percentage of sales, our sales growth rate for inventory and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.  The combination of all these factors determined our cash flow growth rates.   For the market comparables, we used a combination of EBITDA and sales ratio’s to determine fair value.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of  our Digital Multimedia reporting unit of  63% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 44%, or our cumulative projected profitability would have to decrease by 44%.  A 46% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

Additionally, the sum of the fair value of all our reporting units was less than our market capital at December 31, 2009, indicating that our projections were reasonable and not aggressive.

Deferred Tax Assets

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain   deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. Significant changes to these estimates may result in  an increase or decrease to our tax provision in a subsequent period.

ASC 740, "Accounting for Income Taxes",  requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating the ability to recover the deferred tax assets, in full or in part, management considers all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income on a jurisdiction by jurisdiction basis.  Management is responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. Actual operating results and the underlying assumptions could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

Cumulative losses incurred in recent years and the potential impact of the current economic environment on future taxable income represented sufficient negative evidence for management to conclude that the deferred tax assets require a full valuation allowance. As such, management established a full valuation allowance against the net deferred tax assets, which will remain until sufficient positive evidence exists to support reversal. Deferred tax assets generated during the current year primarily due to net operating losses were offset by an increase to the valuation allowance resulting in no net benefit recorded in the current year. Future reversals or increases to the valuation allowance could have a significant impact on our future earnings. Current tax expense resulted from foreign operations and certain state taxes.

Result of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,			2009 vs. 2008	2008 vs. 2007
(in thousands, except per share amounts)	2009	2008	2007	% Change	% Change
Net sales:
M2M Services
Hardware	$19,654	$40,197	$41,661	-51.1%	-3.5%
Service	27,727	25,952	21,164	6.8%	22.6%
Sub-total	47,381	66,149	62,825	-28.4%	5.3%
Wireline Services
Hardware	628	2,851	1,747	-78.0%	63.2%
Service	2,827	3,319	3,432	-14.8%	-3.3%
Sub-total	3,455	6,170	5,179	-44.0%	19.1%
Total net sales
Hardware	20,282	43,048	43,408	-52.9%	-0.8%
Service	30,554	29,271	24,596	4.4%	19.0%
Sub-total	50,836	72,319	68,004	-29.7%	6.3%
Cost of hardware sales	17,319	37,469	38,491	-53.8%	-2.7%
Cost of services	11,169	9,430	6,106	18.4%	54.4%
Gross Profit	22,348	25,420	23,407	-12.1%	8.6%
Gross Profit %	44.0%	35.1%	34.4%
Selling, general, and administrative expenses	17,649	20,113	16,320	-12.2%	23.2%
Engineering and development expenses	2,421	2,198	1,459	10.1%	50.7%
Bad debt expense	536	1,102	635	-51.4%	73.4%
Depreciation and amortization	3,398	3,107	2,493	9.4%	24.6%
Goodwill and long-lived asset impairment	-	5,289	-	nm	nm
Operating earnings (loss)	(1,656)	(6,389)	2,500	-74.1%	-355.6%
Interest income and (expense), net	(3,931)	(1,531)	(1,365)		12.1%
Other income and (expense), net	43	(8)	33	nm	nm
Provision for income tax	285	3,047	728	nm	nm
Net earnings (loss)	(5,829)	(10,975)	440	-46.9%	nm
Basic earnings (loss) per common share	$(0.40)	$(0.78)	$0.03
Diluted earnings (loss) per common share	$(0.40)	$(0.78)	$0.03
Basic	14,409	14,144	13,137
Diluted	14,409	14,144	13,700


See notes to consolidated financial statements.

Fiscal Years Ended December 31, 2009 and December 31, 2008

Net revenues decreased 29.7% to $50.8 million for the year ended December 31, 2009, as compared to $72.3 million for the year ended December 31, 2008.  The decrease in total net revenues for the year ended December 31, 2009 is attributable to a 52.9% decrease to $20.3 million in hardware revenues as compared to $43.0 million for the year ended December 31, 2008.  The decrease in hardware revenues is due primarily to a decrease in demand for our wireless modules due to the end of the technology transition from analog to digital.  The decrease is also due to the effect of the economy on our customers, as well as a result of our tighter credit controls, which were implemented in the second half of 2008.

Cost of hardware sales decreased 53.8% to $17.3 million for the year ended December 31, 2009, as compared to $37.5 million for the year ended December 31, 2008.  The decrease was primarily due to the corresponding decrease in hardware sales.

Cost of services increased 18.4% to $11.2 million for the year ended December 31, 2009, as compared to $9.4 million for the year ended December 31, 2008.  The increase in cost of services was primarily the result of an increase in the number of subscriptions to our M2M network.  Subscription increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service net sales.

Gross profit, as a percentage of net revenue, was 44.0% for the year ended December 31, 2009, as compared to 35.1% for the year ended December 31, 2008.  The increase for 2009, as compared to 2008, is primarily a result of a change in the overall revenue mix. For the year ended December 31, 2009, service revenues were 60.1% and of total revenues, as compared to 40.5% for the year ended December 31, 2008. This causes an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware.

Selling, general, administrative and other expenses decreased 12.2% to $17.6 million for the year ended December 31, 2009, as compared to $20.1 million for the year ended December 31, 2008.  The decrease of $2.5 million is primarily the result of a $1.1 million decrease in employee compensation and other employee related costs, $598,000 decrease in professional service fees, a $455,000 decrease in litigation fees, and a $305,000 decrease in marketing related costs.

Engineering and development expenses increased 10.1% to $2.4 million for the year ended December 31, 2009, as compared to $2.2 million for the year ended December 31, 2008.  The increase in engineering and development expenses is primarily the result of increased employee compensation and expenses related to new product testing and certifications.

Bad debt expense decreased to $536,000 for the year ended December 31, 2009, as compared to $1.1 million for the year ended December 31, 2008.  We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Bad debt expense decreased over the prior year as a result of our tighter credit controls particularly in regard to our hardware-only customer sales.

Depreciation and amortization expense increased 9.4% to $3.4 million for the year ended December 31, 2009, as compared to $3.1 million for the year ended December 31, 2008.  This increase is primarily the result of increased capital expenditures for computer and office equipment and for capitalized software projects that have been placed into service.

Interest expense increased to $3.9 million in 2009, as compared to $1.5 million in 2008.  The increase is primarily the result of the $2.4 million expense associated with the debt conversion.  In 2009 we repaid an aggregate of $5.7 million under our outstanding convertible promissory notes.  Under generally accepted accounted principles, specifically, ASC 470-20 (formerly FAS 84), an adjustment to the conversion price of the convertible note should be accounted for as an inducement to convert the note, even though there was no economic incentive offered. The increase in interest expense also includes $499,000, the non-cash expense associated with the expensing of the deferred fees associated with the early extinguishment of debt.

The company recorded a tax provision of $285,000 for the year ended December 31, 2009, as compared to a tax provision of $3,047,000 for the year ended December 31, 2008, representing effective tax rates of (5.15)% and  (38.44)%  respectively. The difference between the company's effective tax rate and the 34% federal statutory rate in the current year resulted primarily from the existence of a valuation allowance against the Company's net deferred tax assets, foreign taxes, state tax accruals, and uncertain tax position.

The weighted average basic shares outstanding increased to 14,409,000 for the year ended December 31, 2009, as compared to 14,144,000 for the year ended December 31, 2008.  The increase in weighted average basic shares outstanding for the year ended December 31, 2009 was primarily due to the issuance of 44,000 common shares related to the employee stock option plan and 889,000 common shares issued in lieu of debt payments.

Fiscal Years Ended December 31, 2008 and December 31, 2007

Net revenues increased 6.3% to $72.3 million for the year ended December 31, 2008, as compared to $68.0 million for the year ended December 31, 2007.  The increase in total net revenues for the year ended December 31, 2008 is attributable to a 19.0% increase to $29.3 million in service revenues as compared to $24.6 million for the year ended December 31, 2007.  The increase in service revenues is due primarily to the growth of network subscriptions and approximately $519,000 of revenue related to the acquisitions of Orbit One, LLC and Ublip, LLC. Hardware sales for the year ended December 31, 2008 remained relatively flat at $43.0 million.

Cost of hardware sales decreased 2.7% to $37.5 million for the year ended December 31, 2008 as compared to $38.5 million for the year ended December 31, 2007.  The decrease was primarily the result of reduced costs for our M2M hardware.

Cost of services increased 54.4% to $9.4 million for the year ended December 31, 2008 as compared to $6.1 million for the year ended December 31, 2007.  The increase in cost of services was primarily the result of higher service sales volume in M2M attributed to an increase in subscriptions to our M2M network.  The increase in subscriptions was a direct correlation to our increase in costs.

Gross profit, as a percentage of net revenue, was 35.1% for the year ended December 31, 2008 as compared to 34.4% for the year ended December 31, 2007.  The increase for 2008, as compared to 2007 is primarily a result of a change in the overall revenue mix. In the twelve month period ended December 31, 2007, service revenues were 36.2% of total revenues compared to 40.5% in the twelve month period ended December 31, 2008. This change causes an overall margin improvement since service revenues have a significantly higher gross margin than those achieved through the sale of hardware.

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

Engineering and development expenses increased 50.7% to $2.2 million for the year ended December 31, 2008, as compared to $1.5 million for the year ended December 31, 2007.  The increase in engineering and development expenses is primarily due to higher personnel related expenses.

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

Depreciation and amortization expense increased 24.2% to $3.1 million for the year ended December 31, 2008, as compared to $2.5 million for the year ended December 31, 2007.  This increase is attributable to amortization beginning on engineering and development projects that have been completed and released, as well as the purchase of depreciable computer and office equipment.

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

Segment Information

	For the years ended December 31,			2009 vs. 2008	2008 vs. 2007
(In thousands)	2009	2008	2007	% Change	% Change
Net sales:
M2M Services
Hardware	$19,654	$40,197	$41,661	-51.1%	-3.5%
Service	27,727	25,952	21,164	6.8%	22.6%
Sub-total	47,381	66,149	62,825	-28.4%	5.3%
Wireline Services
Hardware	628	2,851	1,747	-78.0%	63.2%
Service	2,827	3,319	3,432	-14.8%	-3.3%
Sub-total	3,455	6,170	5,179	-44.0%	19.1%
Total net sales
Hardware	20,282	43,048	43,408	-52.9%	-0.8%
Service	30,554	29,271	24,596	4.4%	19.0%
Total net sales	50,836	72,319	68,004	-29.7%	6.3%

Cost of Sales:
M2M Services
Cost of hardware sales	$17,026	$36,184	37,443	-52.9%	-3.4%
Cost of service sales	10,199	8,182	4,803	24.7%	70.4%
Subtotal	27,255	44,366	42,246	-38.6%	67%
Wireline Services
Cost of hardware sales	293	1,285	1,048	-77.2%	22.6%
Cost of service sales	970	1,248	1,303	-22.3%	-4.2%
Subtotal	1,263	2,533	2,351	-50.1%	18%
Total cost of sales	$28,488	$46,899	$44,597	-39.3%	5.2%
Gross Profit	$22,348	$25,420	$23,407	-12.1%	8.6%
Gross Profit %	44.0%	35.1%	34.4%	-52.9%

	Percent of Total Sales
	2009	2008	2007
Net sales:
M2M Services
Hardware	38.7%	55.6%	61.3%
Service	54.5%	35.9%	31.1%
Sub-total	93.2%	91.5%	92.4%
Wireline Services
Hardware	1.2%	3.9%	2.6%
Service	5.6%	4.6%	5.0%
Sub-total	6.8%	8.5%	7.6%
Total net sales
Hardware	39.9%	59.5%	63.8%
Service	60.1%	40.5%	36.2%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2009 and December 31, 2008

M2M Services Segment

Net revenues from M2M Services decreased 28.4% to $47.4 million for the year ended December 31, 2009, as compared to $66.1 million for the year ended December 31, 2008.  This decrease was the result a 51.1% decrease in hardware revenue, partially offset by a 6.8% increase in service revenue.  The decrease in M2M Services hardware revenue of $20.5 million was primarily the result of a decrease in demand for our wireless modules due to the effect of the prolonged economic slump on our customers, as well as a result of our tighter credit controls, which were implemented in January 2009. The increase in the M2M Services service revenue was primarily the result of connection increases that were generated by sales of our security hardware, sales of our wireless modules used in the door entry control solutions used by real estate agents and brokers, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless subscriptions at December 31, 2009 were 937,000, a 34.0% increase in subscriptions over the year ended December 31, 2008. While subscriptions have increased at a higher rate than service net sales, the average revenue per unit has decreased due to our customer mix.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Cost of hardware sales for our M2M Services segment decreased 52.9% to $17.0 million for the twelve months December 31, 2009, as compared to $36.2 million for the twelve months ended December 31, 2008.  The decrease in cost of hardware sales for our M2M Services segment is primarily the result of lower hardware sales.

Cost of service sales for our M2M Services segment increased 24.7% for the year ended December 31, 2009 to $10.2 million, as compared to $8.2 million for the year ended December 31, 2008.  M2M Services service net costs increased primarily due to the costs related to the increase in the number of subscriptions to our M2M Services network during the year ended December 31, 2009.  Subscription increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service net sales.

Wireline Services Segment

Net revenue from Wireline Services decreased 44.0% to $3.5 million for the year ended December 31, as compared to $6.2 million for the year ended December 31, 2008.  This decrease was primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The decrease in net revenue is also due to service revenues decreasing.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease in service revenues is due to a decrease in demand for these services.

Cost of hardware sales for our Wireline Services segment decreased 77.2% to $293,000 for the year ended December 31, 2009, as compared to $1.3 million for the year ended December 31, 2008.  The decrease in cost of hardware sales for our Wireline Services segment is in direct correlation to the decrease in hardware sales.

Cost of service sales for our Wireline Services segment decreased 22.3% to $970,000 for the year ended December 31, 2009 as compared to $1.2 million for the year ended December 31, 2008.  The decrease in cost of service sales for the Wireline Services segment is in direct correlation to the decrease in services net sales.

Fiscal Years Ended December 31, 2008 and December 31, 2007

M2M Services Segment

Net revenues from M2M Services increased 5.3% to $66.1 million for the year ended December 31, 2008, as compared to $62.8 million for the year ended December 31, 2007.  This increase was the result a 22.6% increase in service revenues, partially offset by a 3.5% decrease in hardware sales.  The increase in M2M Services service sales of $4.8 million was primarily the result of an increase in network subscriptions that were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.  Our growth was also attributable to increased subscriptions from wireless modules used in the door entry control solution used by real estate agents and brokers.  The slight decrease in the M2M Services hardware revenue was primarily the result of decline in sales of our wireless security devices due to the decreased demand for wireless security hardware now that our customers have fully transitioned from analog network services.

Cost of hardware sales for our M2M Services segment decreased 3.4% to $36.1 million for the twelve months December 31, 2008 as compared to $37.4 million for the twelve months ended December 31, 2007.  The decrease in cost of hardware sales for our M2M Services segment for the year ended December 31, 2008 is primarily the result of decreased hardware sales due to the completion of the analog to digital transition in the commercial and residential security market coupled with reduced demand from M2M Services customers for wireless modules adjusting to the macroeconomic slowdown.

Cost of service sales for our M2M Services segment increased 70.4% for the year ended December 31, 2008 to $8.2 million as compared to $4.8 million for the year ended December 31, 2007.  M2M Services service net costs increased primarily due to an increase in the number of subscriptions to our wireless M2M Services network during the year ended December 31, 2008.  Connection increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service net sales.

Wireline Services Segment

Net revenue from Wireline Services increased 19.1% to $6.2 million for the year ended December 31, 2008 as compared to $5.2 million for the year ended December 31, 2007.  This increase was primarily due to a 63.2% increase in hardware sales.  The increase in hardware sales was primarily the result of an increase in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Cost of hardware sales for our Wireline Services segment increased 22.6% to $1.3 million for the year ended December 31, 2008 as compared to $1.0 million for the year ended December 31, 2007.  The increase in cost of hardware sales for our Wireline Services segment for year ended December 31, 2008 was primarily the result of higher hardware sales volume in our interactive videoconferencing hardware (PowerPlay).

Cost of service sales for our Wireline Services segment decreased 4.2% to $1.2 million for the year ended December 31, 2008 as compared to $1.3 million for the year ended December 31, 2007.  The decrease in cost of service sales for the Wireline Services segment for the year ended December 31, 2008 is in direct correlation to the decrease in services net sales for this segment.

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2009 and 2008, respectively.

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

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net sales:
M2M Services
Hardware	$5,572	$4,711	$3,793	$5,578
Service	6,235	6,907	7,002	7,583
Sub-total	11,807	11,618	10,795	13,161
Wireline Services
Hardware	103	193	184	148
Service	752	793	570	712
Sub-total	855	986	754	860
Total net sales
Hardware	5,675	4,904	3,977	5,726
Service	6,987	7,700	7,572	8,295
Sub-total	12,662	12,604	11,549	14,021
Cost of hardware sales	4,928	4,235	3,449	4,707
Cost of services	2,434	2,687	2,995	3,053
Gross Profit	5,300	5,682	5,105	6,261
Selling, general, and administrative expenses	5,184	4,473	3,907	4,085
Engineering and development expenses	508	651	584	678
Bad debt expense	155	136	102	143
Depreciation and amortization	792	844	879	883
Goodwill impairment	-	-	-	-
Operating earnings (loss)	(1,339)	(422)	(367)	472
Costs of early extinguishment of debt	-	-	(1,577)	(1,359)
Net interest expense	(347)	(343)	(204)	(101)
Net other income	-	1	-	42
Loss before income taxes	(1,686)	(764)	(2,148)	(946)
Provision for income taxes	37	28	31	189
Net loss	$(1,723)	$(792)	$(2,179)	$(1,135)
Foreign currency translation adjustment	(2)	4	6	-
Comprehensive loss	$(1,725)	$(788)	$(2,173)	$(1,135)
Basic loss per common share	$(0.12)	$(0.06)	$(0.15)	$(0.08)
Diluted loss per common share	$(0.12)	$(0.06)	$(0.15)	$(0.08)
Weighted average shares used in per share:
Basic	14,169	14,152	14,360	14,947
Diluted	14,169	14,152	14,360	14,947

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net sales:
M2M Services
Hardware	$13,421	$9,442	$10,235	$7,099
Service	6,132	6,212	6,486	7,121
Sub-total	19,553	15,654	16,721	14,220
Wireline Services
Hardware	203	1,048	1,397	203
Service	700	723	859	1,038
Sub-total	903	1,771	2,256	1,241
Total net sales
Hardware	13,624	10,490	11,632	7,302
Service	6,832	6,935	7,345	8,159
Sub-total	20,456	17,425	18,977	15,461
Cost of hardware sales	12,162	9,013	9,663	6,631
Cost of services	1,839	2,143	2,773	2,675
Gross Profit	6,455	6,269	6,541	6,155
Selling, general, and administrative expenses	5,015	5,047	4,558	5,493
Engineering and development expenses	530	485	473	710
Bad debt expense	138	125	209	630
Depreciation and amortization	751	766	773	817
Goodwill impairment	-	-	-	3,986
Long-lived assets impairment	-	-	-	1.303
Operating earnings (loss)	21	(154)	528	(6,784)
Interest expense, net	(403)	(407)	(331)	(387)
Other income (expense)	(2)	(2)	5	(12)
Earnings (loss) before income taxes	(384)	(563)	202	(7,183)
Provision (benefit) for Income taxes	(166)	(380)	125	3,468
Net earnings (loss)	$(218)	$(183)	$77	$(10,651)
Foreign currency translation adjustment	10	-	-	(12)
Comprehensive earnings (loss)	$(208)	$(183)	$77	$(10,663)
Basic earnings (loss) per common share	$(0.02)	$(0.01)	$0.01	$(0.78)
Diluted earnings (loss) per common share	$(0.02)	$(0.01)	$0.01	$(0.78)
Weighted average shares used in per share:
Basic	13,725	13,736	13,742	14,160
Diluted	13,725	13,736	13,986	14,160

Liquidity and capital resources

We had working capital of $9.3 million as of December 31, 2009 compared to working capital of $14.1 million as of December 31, 2008.  We had cash balances of $5.3 million and $8.9 million, respectively, as of December 31, 2009 and December 31, 2008.  The decrease in cash balances is primarily related to the decrease in accounts payable and the principal payments on notes payable and debt, partially offset by a decrease in accounts receivable and inventory.

The following table shows information about our cash flows and liquidity positions during the twelve months ended December 31, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 8. Financial Statements” of this report.

	Year ended December 31,
	2009	2008

Net cash provided by operating activities	$5,089	$8,359
Net cash used in investing activities	(2,393)	(4,053)
Net cash used in financing activities	(6,315)	(2,812)
Effect of exchange differences on cash	8	(2)
Net increase (decrease) in cash and cash equivalents	$(3,611)	$1,492

We provided cash from operating activities totaling $5.1 million for the year ended December 31, 2009 compared to $8.4 million for the year ended December 31, 2008.  The decrease in cash provided by operating activities during 2009 was primarily due the decrease in accounts payable and other current liabilities, partially offset by the decrease in accounts receivable and inventory.

We used cash in investing activities totaling $2.4 million for the year ended December 31, 2009 compared to $4.1 million for the year ended December 31, 2008.   The decrease in cash used in investing activities during 2009 was primarily due to the payment for the acquisition of Orbit One Communications, Inc. of $1.8 million during 2008.

We used cash in financing activities totaling $6.3 million for the year ended December 31, 2009 compared to $2.8 million for the year ended December 31, 2008.  The increase in cash used in financing activities during 2009 was primarily due to the principal payments on notes payable and debt of $6.2 million during 2009.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

As of December 31, 2009, the Company had $500,000 outstanding in notes payable, which was repaid in full during January 2010.   There are no covenants associated with this debt.

During 2009, we incurred approximately $1.7 million in legal expenses related to our litigation with Orbit One Communications, Inc. (see Item 3 – Legal Proceedings).  For 2010, our expectation of legal fees related to this matter may be significant.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements through at least December 31, 2010.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2009.  Additional details regarding these obligations are provided in the notes to our consolidated financial statements.

	(in thousands)
	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt(1)	$500	$500	$-	-	-
Capital lease obligations(2)	30	24	6	-	-
Operating lease obligations(3)	2,404	952	1,452	-	-
Total(4)	$2,934	$1,476	$1,458	$-	$-

(1)
Long-term debt includes estimated interest.  Interest rates used on the debt outstanding is fixed at 9.75%.  See Note J to the consolidated financial statements contained in this report for further information.

(2)
Amounts represent future minimum lease payments under non-cancelable capital leases for computer equipment.  The value of the computer equipment recorded in property and equipment at the inception of the leases was $30,000.

(3)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.

(4)
Liabilities of approximately $476,000 related to ASC Subtopic 740-10, Income Taxes, (Formerly FASB Interpretation No. 48, an interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes) have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note A to the consolidated financial statements contained in this report for further information.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Substantially all of our debt as of December 31, 2009 is at fixed rates. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Fair market values are determined based on estimates made by investment bankers. For fixed rate debt, interest rate changes do not impact book value, operations, or cash flows.

Foreign Currency

Our functional and reporting currency is the U.S. Dollar. Fluctuations in foreign currency exchange rates have not, and are not expected to have a material impact on our results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Numerex Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share information)
	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,306	$8,917
Accounts receivable, less allowance for doubtful accounts of $548 at December 31, 2009 and $1,010 at December 31, 2008	6,341	9,159
Inventory	6,290	8,506
Prepaid expenses and other current assets	1,569	1,508
TOTAL CURRENT ASSETS	19,506	28,090

Property and equipment, net	1,603	1,765
Goodwill, net	23,787	23,771
Other intangibles, net	4,985	5,796
Software, net	2,747	2,796
Other assets	119	288
TOTAL ASSETS	$52,747	$62,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,888	$7,289
Other current liabilities	2,555	2,943
Notes payable, current	493	2,568
Deferred revenues	1,261	1,134
Obligations under capital leases, current portion	24	29
TOTAL CURRENT LIABILITIES	10,221	13,963

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	335	472
Deferred income tax	154	48
Notes payable	-	7,629
TOTAL LONG TERM LIABILITIES	489	8,149

COMMITMENTS AND CONTINGENCIES (Note M)

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 16,307,963 shares at December 31, 2009 and 15,349,327 shares at December 31, 2008; outstanding 15,082,154 shares at December 31, 2009 and 14,163,518 shares at December 31, 2008	57,430	50,801
Additional paid-in-capital	5,582	4,587
Treasury stock, at cost, 1,225,809 shares at December 31, 2009 and 1,185,809 shares December 31, 2008	(5,213)	(5,053)
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Accumulated other comprehensive loss	-	(8)
Retained deficit	(15,762)	(9,933)
TOTAL SHAREHOLDERS' EQUITY	42,037	40,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,747	$62,506
The accompanying notes are an integral part of these financial statements.

Numerex Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	For the Years
	Ended December 31,
	2009	2008	2007
Hardware	$20,282	$43,048	$43,408
Service	30,554	29,271	24,596
Total net sales	50,836	72,319	68,004
Cost of hardware sales, exclusive of depreciation and amortization	17,319	37,469	38,491
Cost of services, exclusive of depreciation and amortization	11,169	9,430	6,106
Gross profit	22,348	25,420	23,407
Selling, general, and administrative expenses	17,649	20,113	16,320
Engineering and development expenses	2,421	2,198	1,459
Bad debt expense	536	1,102	635
Depreciation and amortization	3,398	3,107	2,493
Goodwill and long-lived asset impairment	-	5,289	-
Operating earnings (loss)	(1,656)	(6,389)	2,500
Costs of early extinguishment of debt	(2,936)	-	-
Interest expense	(1,058)	(1,665)	(1,940)
Interest income	63	134	575
Net other income and (expense)	43	(8)	33
Earnings (loss) before income taxes	(5,544)	(7,928)	1,168
Provision for income taxes	285	3,047	728
Net earnings (loss)	(5,829)	(10,975)	440
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	8	(2)	(8)
Comprehensive income (loss)	$(5,821)	$(10,977)	$432

Basic earnings (loss) per share	$(0.40)	$(0.78)	$0.03
Diluted earnings (loss) per share	$(0.40)	$(0.78)	$0.03
Weighted average common shares used in per share calculation
Basic	14,409	14,144	13,137
Diluted	14,409	14,144	13,700

The accompanying notes are an integral part of these financial statements.

Numerex Corp. And Subsidiaries
Consolidated Statement Of Shareholders' Equity
	Common Shares				Accumulated Other
			Additional paid	Treasury	Comprehensive	Retained
DESCRIPTION:	Number	$ Amount	in capital	Stock	Income (loss)	Earnings (Deficit)	TOTAL
Balance @ 12/31/06	14,145	$43,133	$2,486	$(5,053)	$2	$852	$41,420

Adoption of ASC 740-10-25 (previously FIN 48)	-	-	-	-	-	(250)	(250)
Issuance of shares under Directors Stock Plan	6	62	-	-	-	-	62
Issuance of shares in connection with employee stock option plan	134	569	-	-	-	-	569
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	100	1,018	-	-	-	-	1,018
Issuance of shares in connection with purchase of assets of Orbit One Communications, Inc.	321	2,673	-	-	-	-	2,673
Translation adjustment	-	-	-	-	(8)	-	(8)
Share based compensation	-	-	941	-	-	-	941
Net earnings	-	-	-	-	-	440	440
Balance @ 12/31/07	14,706	47,455	$3,427	$(5,053)	$(6)	$1,042	$46,865
Issuance of shares under Directors Stock Plan	12	70	-	-	-	-	70
Issuance of shares in connection with employee stock option plan	27	124	-	-	-	-	124
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	200	1,706	-	-	-	-	1,706
Issuance of shares in connection with purchase of Ublip, Inc.	405	1,446				-	1,446
Translation adjustment	-	-	-	-	(2)	-	(2)
Share based compensation	-	-	1,160	-	-	-	1,160
Net loss	-	-	-	-	-	(10,975)	(10,975)
Balance @ 12/31/08	15,350	$50,801	$4,587	$(5,053)	$(8)	$(9,933)	$40,394

Issuance of shares under Directors Stock Plan	25	103	-	-	-	-	103
Issuance of shares in connection with employee stock option plan	44	41	-	-	-	-	41
Issuance of shares in lieu of debt payment	889	6,485	-	-	-	-	6,485
Translation adjustment	-	-	-	-	8	-	8
Share based compensation	-	-	995	-	-	-	995
Purchase of treasury shares	-	-	-	(160)	-	-	(160)
Net loss	-	-	-	-	-	(5,829)	(5,829)
Balance @ 12/31/09	16,308	$57,430	$5,582	$(5,213)	$-	$(15,762)	$42,037

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(5,829)	$(10,975)	$440
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	941	824	699
Amortization	2,457	2,283	1,794
Allowance for Doubtful Accounts	536	1,102	635
Inventory Reserves	110	266	(13)
Non-cash interest expense	3,297	485	290
Stock option compensation expense	995	1,160	941
Stock issued in lieu of directors fees	104	70	62
Impairment of goodwill	-	3,986	-
Impairment of long-lived assets	-	1,303	-
Deferred income taxes	106	2,776	528
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	2,168	6,035	(5,176)
Inventory	2,106	1,357	(6,129)
Prepaid expenses	(138)	417	411
Other assets	12	42	480
Accounts payable	(1,403)	(3,133)	2,586
Other liabilities	(501)	585	377
Deferred revenues	127	(235)	(492)
Income taxes	1	11	(738)
Net cash provided by (used in) operating activities:	5,089	8,359	(3,305)
Cash flows from investing activities:
Purchase of property and equipment	(779)	(453)	(613)
Purchase of intangible assets, software and other assets	(1,614)	(1,544)	(1,461)
Purchase of short-term investment	-	-	(8,051)
Sale of short-term investment, net	-	-	8,051
Purchase of Airdesk, Inc. assets	-	-	-
Purchase of Orbit One Communications, Inc. assets	-	(1,807)	(6,625)
Purchase of Ublip, Inc. assets	-	(249)	-
Net cash used in investing activities	(2,393)	(4,053)	(8,699)
Cash flows from financing activities:
Proceeds from exercise of common stock options	41	124	569
Purchase of treasury stock	(160)	-	-
Principal payments on capital lease obligations	(29)	(79)	(87)
Principal payments on notes payable and debt	(6,167)	(2,857)	(1,429)
Net cash used in financing activities:	(6,315)	(2,812)	(947)
Effect of exchange differences on cash	8	(2)	(8)
Net increase (decrease) in cash and cash equivalents	(3,611)	1,492	(12,959)
Cash and cash equivalents at beginning of year	8,917	7,425	20,384
Cash and cash equivalents at end of year	$5,306	$8,917	$7,425

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$697	$1,196	$1,444
Income taxes	$89	$233	$17
Disclosure of non-cash financing activities:
Non-cash interest expense	$860	$485	$290
Non-cash inducement cost of extinguishment of debt	$2,437	$-	$-
Non-cash financing payments	$4,048	$-	$-
Non-cash leasehold improvement	$-	$127	$140
Disclosure of non-cash investing activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	$-	$1,706	$1,018
Common stock issued for the purchase of assets of Orbit One Communications, Inc.	$-	$-	$2,673
Common stock issued for the purchase of assets of Ublip, Inc.	$-	$1,446	$-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2009, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.           Nature of Business

Numerex Corp. (NASDAQ: NMRX) is the single source machine-to-machine (M2M) product and service provider to some of the world's largest organizations delivering the foundational components of device, network, and application, used by its customers in the development of their M2M solutions. Customers typically subscribe to Numerex network and application services that are delivered through its hosted platforms. The Company's offerings and expertise enable its customers to efficiently build reliable and secure solutions that are used to monitor and manage assets remotely whenever and wherever needed, while simplifying and speeding up development and deployment. Numerex DNA(TM) offerings include hardware Devices, Network services, and software Applications that are delivered through its Numerex FAST(TM) (Foundation Application Software Technology) platform. Numerex is the first M2M service provider in North America to carry the ISO 27001 information security certification. "Machines Trust Us®" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

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

Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, and collectability is probable and when all other significant obligations have been fulfilled.

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

The Company’s arrangements do not generally include acceptance clauses. However, for those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of counterparty is in accordance with ASC Subtopic 985-605 (American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), ASC Subtopic 605-25 (Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and ASC Section 605-10-S99 (Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and hardware, we evaluate whether the services are essential to the functionality of the hardware and whether there is objective fair value evidence for each deliverable in the transaction. If we conclude the services to be provided are not essential to the functionality of the hardware and we can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

4.           Cash and Cash Equivalents

Cash equivalents consist of overnight repurchase agreements, money market deposit accounts and amounts on deposit in a foreign bank.  Cash of $42,000 and $47,000 at December 31, 2009 and 2008, respectively was held in our foreign bank accounts.

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

We perform an impairment test for goodwill at least annually.  This test involves comparing the fair value of each reporting unit as a whole to its carrying value including goodwill.  If the reporting unit’s fair value exceeds its carrying value, goodwill is not impaired.  If, however, the carrying value of the reporting unit exceeds its fair value, a second step of the impairment test is required. The second test involves comparing an estimate of the implied fair value of goodwill to its carrying amount.  If the carrying amount of goodwill exceeds the implied value, the goodwill is impaired and is written down to the implied fair value.  The implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole, over the fair values that would be assigned to its assets and liabilities in a purchase business combination.

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

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted the guidance on income taxes on January 1, 2007.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying this guidance on income taxes has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

Applying this guidance to all tax positions resulted in the Company recording a liability for unrecognized tax benefits of $250,000 inclusive of interest and penalties of $24,250 and $11,700, respectively. The $250,000 unrecognized benefit also caused a corresponding decrease to retained earnings as of January 1, 2007. The Company has made an accounting policy election to treat interest and penalties as tax expense. The Company has recorded a net decrease to the liability for unrecognized tax benefits for the year ended December 31, 2009 of approximately $2,000. This amount is made up of an accrual of interest and penalties related to state tax exposure in prior years of approximately $33,000, and approximately $35,000 of tax benefit recognized on the settlement of certain state tax exposure.  The Company's total unrecognized tax benefits as of December 31, 2009 were approximately $476,000 inclusive of interest and penalties of $155,000. The Company anticipates a decrease to the balance of total unrecognized tax benefits within the next twelve months of approximately $67,000. If the Company were to recognize these tax benefits, all of the benefit would impact the effective tax rate.

The following table summarizes the activity related to the company's unrecognized tax benefits, net of federal benefit, excluding interest and penalties (in thousands):

(in thousands)	2009	2008
Balance at January 1	$345	$297
Increases as a result of positions taken during prior periods	3	-
Decreases as a result of positions taken during prior periods	(27)	(5)
Increases as a result of positions taken during current periods	-	53
Decreases as a result of positions taken during current periods	-	-
Balance at December 31	$321	$345

During 2009, the company repaid an aggregate of $5.7 million under our outstanding convertible promissory notes.  Under generally accepted accounted principles, specifically, ASC 470-20 (formerly FAS 84), an adjustment to the conversion price of the convertible note should be accounted for as an inducement to convert the note, even though there was no economic incentive offered. The expense associated with the inducement is approximately $2.4 million and is not deductible for tax purposes.  The permanent impact of the non-cash debt charge is approximately $829,000.

9.           Inventory

Inventories, valued at the lower of cost or market, consist of  i) M2M Modems & Modules, ii) Security devices and iii) M2M Modems via Satellite. Cost is generally determined on the first-in, first-out (“FIFO”) basis.  We include raw material freight costs to manufacturers in inventory and these costs are recognized in cost of sales when the product is sold.  Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

10.           Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoiced amount less discounts, other allowances and provision for uncollectible accounts.  Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and management’s assessment of a variety of factors related to the general financial condition and business prospects of our customer base. Management reviews the collectability of individual accounts and assesses the adequacy of the allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

11.           Notes Receivable

Notes receivable are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.   The notes are payable in installments.  The Company recognizes interest on the interest-bearing notes only when interest payments are received.  For purposes of valuation, the collectability of notes receivable is evaluated separately to determine if the notes are impaired.  Notes receivable are determined to be impaired after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2009 and 2008, all of our notes receivable were determined to be collectible and current.

12.           Debt Issuance Costs

Debt issuance costs are included in other assets on the accompanying consolidated balance sheets and are amortized to interest expense over the terms of the related debt.

13.           Warrants

The fair value of the warrants associated with notes payable are calculated using the Black-Scholes fair value pricing model. The fair value is amortized on a straight-line basis over the term of the related note.  The warrants are included in the balance sheet as a reduction to the note payable.

14.           Fair Value of Financial Instruments

The hierarchy below lists three levels of fair value, which prioritizes the inputs used in the valuation methodologies, as follows:

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

16.           Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable.  We maintain our cash and overnight investment balances in financial institutions, which at times may exceed federally insured limits.  We had cash balances in excess of these limits of $5.0 million and $8.7 million at December 31, 2009 and 2008, respectively.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically.  Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.  See Note L for more information.

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

18.            Engineering and Development

Engineering and development expenses are charged to operations in the period in which they are incurred.  Engineering and development costs consist primarily of salaries, and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2009, 2008 and 2007 engineering and development costs amounted to $2.4 million, $2.2 million and $1.5 million, respectively.

19.           Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors. See Note K for additional information.

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

21.          Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2009, 2008 and 2007, advertising costs were approximately $600,000, $905,000 and $526,000, respectively.

22.          Recent Accounting Pronouncements

On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements, as we did not have an acquisition in the year ending December 31, 2009; however, we will apply this guidance to business combinations as they are completed in the future.

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

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

NOTE B – ACQUISITIONS

Ublip, Inc. Acquistion

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

Ublip was merged into a wholly-owned subsidiary of Numerex and has been fully integrated into the Company’s operations.  The aggregate purchase price of approximately $1.7 million consists of 405,000 shares of restricted Numerex Class A Common Stock, valued at $1.4 million, using the average selling price three days prior and subsequent to the date of the acquisition of $3.56 per share, which approximates the average selling price on the announcement date, and approximately $240,000 in cash.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Assets	$344
Goodwill	1,640
Total assets acquired	1,984

Liabilities assumed	(190)
Net assets acquired	$1,794

The $1.6 million of goodwill was assigned to the M2M Services segment. The goodwill is not deductible for income tax purposes.

Orbit One Communications Acquisition

On August 1, 2007, with an effective date of July 31, 2007 the Company completed the acquisition of the assets of Orbit One Communications, Inc. through its wholly owned subsidiary, Orbit One Communications LLC (“Orbit One”).  The results of Orbit One’s operations have been included in the consolidated financial statements from August 1, 2007.  The assets relate to Orbit One’s satellite-based M2M solutions it provides to government agencies and emergency services markets primarily in the United States.  These solutions include hardware, software, data management, installation, maintenance, and use of its proprietary operational support platform.  This acquisition initially generated approximately $7.5 million in goodwill which the Company believed was appropriate because it expanded the Company’s M2M hardware and service technologies, it increased penetration  into the governmental markets,  and improved capabilities to enable M2M applications globally in areas underserved by terrestrial-based and cellular communications providers.

The assets acquired consist of software (including Orbit One’s proprietary mapping and operational support platform), inventory, equipment (primarily communications related computer hardware) accounts receivable, trademarks and other intellectual property.

Initial consideration for the asset purchase was approximately $5.5 million paid in cash plus $384,000 of transaction costs. An additional $732,000 was paid 60 days after closing based on satisfying a net working capital test. In addition, if certain revenue and EBITDA performance objectives and milestones were achieved, subsequent payments could include shares of Numerex Corp’s common stock.  If all earn-out objectives were achieved stock payments could be up to 1,100,000 shares of the Company’s Class A common stock.   If the performance targets were exceeded, Orbit One could receive up to an additional 471,729 shares of the Company’s Class A common stock and an additional cash payment of $2.5 million. In consequence, approximately 1.6 million shares were issued to an escrow agent for the benefit of Orbit One Communications, Inc. or Numerex as their interests may appear. The earn-out milestones were measured over three periods: (i) from the closing date of the transaction through December 31, 2007; (ii) calendar year 2008; and (iii) calendar year 2009. The Company and Orbit One entered into an escrow agreement, whereby 10% of the cash payments not subject to performance-related milestones were placed in escrow for one year from the closing date in order to settle any indemnification claims under the Agreement and subject to the limitations described therein.  Any additional payments of either cash or equity would be reflected as incremental goodwill.

On December 31, 2007 certain revenue and EBITDA targets were met for the first measurement period, ending December 31, 2007.   As a result, 320,833 shares of the Company’s Class A common stock were deemed issued to Orbit One Communications, Inc. for purposes of computing common stock dilution. These shares were valued using the average share price on the measurement date for meeting the contingencies on December 31, 2007 of $8.33 per share, thus increasing goodwill by $2.7 million and our common stock by the same amount. An additional $1.8 million in cash was paid in January 2008 after certain customer agreements were extended.  These shares, however, remain in escrow and the January 2008 payment of $1.8 million is being disputed as part of a legal action. The earn-out milestones for calendar years 2008 and 2009 were not met.

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

The $1.3 million of acquired software includes $1.2 million assigned to its proprietary satellite communications, tracking and mapping software.  The $940,000 of acquired intangible assets comprised $170,000 assigned to trademarks, and $770,000 assigned to customer relationships.  The estimated useful lives for these assets are 10 years for proprietary software, 1 year for trademarks and 9 years for customer relationships. However, the valuation of the assets of Orbit One at the time of the acquisition is the subject of litigation. See Note P for further information.

The $7.4 million of goodwill was assigned to the M2M Services segment.  The Company conducted its annual goodwill and long lived asset analysis and assessment for December 31, 2008.  As a result of our impairment analysis, with assistance from an external appraisal firm, goodwill was impaired by $3.1 million and thus the fair value was adjusted at December 31, 2008.

The goodwill and intangible assets will be deductible for income tax purposes.

The following unaudited pro-forma consolidated results of operations assume that the acquisition of Orbit One assets was completed as of January 1 for the 12 months period shown below:

For the Year
Ended December 31,
(In thousands, except per share data)	2007
Revenues	$71,952
Net Income	$836
Earnings Per Common Share	$0.08
Earnings Per Common Share - diluted	$0.07

These pro-forma statements  have been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Airdesk Acquisition

On January 5, 2006 the Company completed the acquisition of the assets of Airdesk, Inc. through its wholly owned subsidiary, Airdesk LLC (“Airdesk”).  The results of Airdesk’s operations have been included in the consolidated financial statements from January 1, 2006.  The assets relate to Airdesk’s machine-to-machine (M2M) solutions and services business in the United States and Canada.  This acquisition generated approximately $4.2 million in goodwill which the Company believes is appropriate since it aligns Airdesk’s digital M2M hardware and portfolio of industry leading radio modules with our M2M network and services platform.  The acquisition of Airdesk also gives the Company presence in multiple vertical segments including utilities, fleet management and point-of-sale terminals.

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

The $4.2 million of goodwill was assigned to the M2M Services segment. The goodwill is not deductible for income tax purposes.

NOTE C – ACCOUNTS RECEIVABLE

 Accounts receivables and related allowance for doubtful accounts consisted of the following:

	December 31,
(In thousands)	2009	2008
Accounts receivable	$6,406	$9,952
Unbilled accounts receivable	483	217
Allowance for doubtful accounts	(548)	(1,010)
Accounts receivable	$6,341	$9,159

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(In thousands)	2009	2008

Notes receivable	$1,029	$916
Prepaid expenses	517	380
Debt issuance costs	5	196
Misc. and employee receivables	18	16
	$1,569	$1,508

At December 31, 2009 and 2008, we had one note receivable, with a 10% interest rate, of $1.0 million and $916,000, respectively.

NOTE E – INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2009	2008
Raw materials	$1,503	$2,710
Work-in-progress	14	14
Finished goods	5,212	6,388
Less reserve for obsolescence	(439)	(606)
Inventory, net	$6,290	$8,506

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2009	2008
Leasehold improvements	$1,391	$1,228
Plant and machinery	10,577	10,004
Equipment, fixtures, fittings	831	810
Total property and equipment	12,799	12,042
Accumulated depreciation	(11,196)	(10,277)
Property and equipment, net	$1,603	$1,765

NOTE G – INTANGIBLE ASSETS

The following table provides a summary of the components of our intangible assets:

	For the Year ended December 31, 2009	For the Year ended December 31, 2008
M2M Services
Balance at the beginning of the period
Goodwill	$25,905	$20,728
Accumulated impairment losses	(3,060)	-
	22,845	20,728

Acquisition of Ublip, Inc.	16	1,640
Acquisition of assets of Airdesk, Inc.	-	1,706
Acquisition of assets of Orbit One, Inc.	-	1,831
Impairment of goodwill of Orbit One, Inc.	-	(3,060)
Balance at the end of the period
Goodwill	25,921	25,905
Accumulated impairment losses	(3,060)	(3,060)
	22,861	22,845

Wireline Services
Balance at the beginning of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(2,140)
	926	1,875
Impairment of goodwill	-	(949)
Balance at the end of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(3,089)
	926	926
Total at end of period	$23,787	$23,771

During 2009 and 2008, we prepared an analysis using standard modeling techniques to estimate a fair market value for each of the three reporting units with goodwill:  M2M Services, Orbit One, LLC and Wireline Services and for 2008 we had an additional reporting unit of Airdesk.  At the beginning of 2009 it was necessary to combine the Airdesk reporting unit with the M2M Services reporting unit as it had been so integrated with the M2M Services reporting unit that it was no longer possible to report discrete financial information for the Airdesk reporting unit.  This analysis included a combination of a discounted cash flow models and, where available, the use of public company market comparables in similar industries.  We used historical information, our subsequent year business plan and expected future development projects to prepare six year financial projections used in the discounted cash flow analysis for each of the reporting units.

During 2009, we did not record goodwill or long-lived intangible asset impairment charges.  During 2008, we recorded a pre-tax goodwill and long-lived intangible asset impairment, of $5.3 million, $4.3 million of which was attributable to Orbit One as detailed in the prior note and $1.0 million related to our Wireline Services reporting unit.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the year ending December 31, 2009. Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$8,344	$(5,597)	$2,747	$7,272	$(4,476)	$2,796
Patents, trade and service marks	13,397	(9,106)	4,291	13,116	(8,124)	4,992
Intangible and other assets	1,523	(829)	694	1,278	(474)	804
Total Intangible and other assets	$23,264	$(15,532)	$7,732	$21,666	$(13,074)	$8,592

At December 31, 2009 and 2008, the Company had capitalized approximately $916,000 and $823,000 of internally generated software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2009 and 2008 was $910,000 and $706,000, respectively.

The Company expects amortization expense for the next five years and thereafter to be as follows based on intangible assets as of December 31, 2009 (in thousands):

2010	$ 2.6 million
2011	1.7 million
2012	1.4 million
2013	1.0 million
2014	0.6 million
Thereafter	0.4 million
Total	$ 7.7 million

NOTE H – OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
(In thousands)	2009	2008

Deposits long term	$119	$130
Debt issuance costs	-	158
	$119	$288

The long-term portion of debt issuance costs were $556,000, less accumulated amortization of approximately $556,000, at December 31, 2009, and $556,000, less accumulated amortization of approximately $398,000, at December 31, 2008.

NOTE I – INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
(in thousands)	2009	2008	2007

Current:
Federal	$-	$26	$43
State	132	95	17
Foreign	49	54	-
Reserve for Uncertain Tax Positions	(2)	106	140
Deferred:
Federal	98	2,664	529
State	8	102	(1)
	$285	$3,047	$728

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

(in thousands)	December 31,
	2009	2008	2007
Income tax (benefit) computed at
U.S. corporate tax rate of 34%	$(1,885)	$(2,695)	$377
Adjustments attributable to:
Deferred Balance True Up	(13)	(173)	639
State Net Operating Losses	-	-	(93)
Valuation allowance	991	4,035	(554)
State Tax	(11)	67	11
Foreign Tax	(25)	30	(7)
Reserve for Uncertain Tax Positions	(2)	106	140
Non-deductible expenses	272	284	215
Non-cash debt charge	829	-	-
Goodwill impairment	-	1,263	-
Expiration of net operating loss	-	98	-
Stock Option Shortfall	131	-	-
Other	(2)	32	-
	$285	$3,047	$728

The components of the Company’s net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2009	2008
Current deferred tax asset
Inventories	$349	$327
Accruals	99	85
Net operating loss carry forward	-	-
Other	395	395
Valuation allowance	(786)	(807)
	57	-
Non-Current deferred tax asset
Intangibles	1,821	1,321
Foreign NOL carry forward	-	-
Net operating loss carry forward	7,788	7,270
Tax credit carry forward	1,303	1,303
Difference between book and tax
Basis of property	(818)	(580)
Other	402	227
Valuation allowance	(10,553)	(9,541)
	(57)	-
Deferred Tax Liabilities
Goodwill	(154)	(48)

Net Deferred Tax Liabilities	$(154)	$(48)

Management has provided a full valuation allowance on deferred tax assets. Management intends to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

The future taxable income expected from the reversal of temporary differences (deferred tax liabilities) is being offset by net operating loss carryforwards (deferred tax assets) with the exception of the deferred tax liability generated from the amortization of tax deductible goodwill which has an indefinite period of reversal. Because the reversal of goodwill amortization cannot be assumed to reverse during the statutory carryforward period of the Company's NOL's, this liability is isolated and presented gross in the amount of $154,000 as a long term liability in the Statement of Financial Position.

Net operating loss carry forwards available at December 31, 2009, expire as follows:

(in thousands)		Year of
	Amount	Expiration

Federal operating losses	$14,447	2021-2029
State operating losses	$53,165	2017-2029
Minimum Tax Credit Carryforward	$738	N/A
General Business Credit Carryforward	$565	2015-2022

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment.  Cumulative losses incurred in recent years and the potential impact of the current economic environment on future taxable income represented sufficient negative evidence to require a full valuation allowance. As such, at December 31, 2008 management established a full valuation allowance against the net deferred tax assets, which remains at December 31, 2009 and until sufficient positive evidence exists to support reversal. Deferred tax assets generated during the current year primarily due to net operating losses were also offset by an increase to the valuation allowance resulting in no net benefit recorded in the current year. Future reversals or increases to the valuation allowance could have a significant impact on our future earnings.

The company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE J – NOTES PAYABLE

On December 29, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $10,000,000 (“Note C”), and (ii) a warrant to purchase up to 158,562 shares of our common stock.  Interest accrues on this note at a rate of 9.50% annually. This note has a four year term and is secured by substantially all of our assets.  Note C was fully repaid at December 31, 2009. The fair value of the warrant associated with Note C on December 29, 2006 was $735,000 and was calculated using the Black-Scholes fair value pricing model.

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

Interest under Note B must be paid in cash.  The principal balance on Note B is due and payable in cash on May 30, 2010.  The Company fully repaid Note B on January 8, 2010.

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

In consideration of the above private placements and other private placements for term notes, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

Number of Securities	Common Stock Exercise Price	Expiration Date
150,000	$4.75	January 13, 2011
100,000	5.17	January 13, 2011
116,000	5.99	January 13, 2011
50,000	5.51	January 28, 2012
50,000	5.72	January 28, 2012
241,379	7.73	May 30, 2013
158,562	10.13	December 29, 2013

During 2009, we made additional debt payments of $4.5 million in cash and converted $4.047 million of outstanding debt associated with financings in May 2006 and December 2006.  This conversion of outstanding debt to equity resulted in the issuance of 888,817 shares of the Company’s Class A Common Stock at a conversion price ranging from $4.42 - $4.65 per share, as agreed upon by the parties.  Though no economic incentive was offered, we are required to account for the inducement conversion under ASC 470-20 (previously SFAS No. 84 “Induced Conversions of Convertible Debt”).  We recognized non-cash debt conversion charges of $2.4 million, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  We recorded $499,000 in interest expense as a result of expensing the deferred fees associated with the debt.

As of December 31, 2009, the Company had $500,000 outstanding under Note B and none outstanding under Note C.  As of December 31, 2009, the Company had a balance of $7,300 for the unamortized warrant associated with Note B and none for the unamortized warrant associated with Note C.  The Company fully repaid Note B on January 8, 2010.

Laurus is an "accredited investor" as defined in Rule 501(d) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").  The Company issued the securities to Laurus in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

NOTE K – SHARE-BASED COMPENSATION

For the years ended December 31, 2009, 2008 and 2007 share-based compensation expense was $995,000, $1.2 million and $941,000, respectively.  Share-based compensation consisted of expense related to employee equity awards.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at December 31, 2009, net of estimated forfeitures, is $1.0 million and is expected to be recognized over a weighted-average period of 1.3 years.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimate and compensation expense for the share-based payment awards granted subsequent to December 31, 2005.  The Company will continue to use the method of attributing the value of share-based compensation costs to expense on the straight-line method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price, as well as management’s assumptions. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

The aggregate number of shares which may be issued under the 2006 plan is 750,000 shares of Class A Common Stock (“Shares”) plus (i) any available Shares under the 1999 Plan as of its termination date and (ii) Shares subject to options granted under the 1999 Plan that expire or terminate without having been fully exercised.  A summary of the company's stock option activity and related information for the years ended December 31, 2009, 2008 and 2007 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/06	1,784,865	$5.55
Options granted	301,500	8.47		$4.69
Options exercised	(133,830)	4.80			$777,777
Options cancelled	(26,063)	5.62
Options expired	(250)	4.57
Outstanding, at 12/31/07	1,926,222	6.06
Options granted	199,500	5.39		$3.34
Options exercised	(26,541)	4.53			$49,356
Options cancelled	(54,188)	7.65
Options expired	(39,272)	5.96
Outstanding, at 12/31/08	2,005,721	5.97			$383,626
Options granted	140,500	4.38		$2.81
Options exercised	(124,500)	3.63			$90,800
Options cancelled	(141,875)	7.83
Options expired	(41,750)	6.26
Outstanding, at 12/31/09	1,838,096	5.86	5.17		$632,057
Exercisable, at 12/31/09	1,449,843	5.85	4.30		$582,174

The following table summarizes information related to fixed stock options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2009	Weighted average exercise price
$1.00 – 4.00	454,664	4.56	$2.93	398,415	$2.86
4.01 – 8.00	923,932	5.70	$5.57	664,118	$5.62
8.01 – 12.94	459,500	4.69	$9.32	387,310	$9.31
	1,838,096	5.17	$5.86	1,449,843	$5.85

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.  Dividend yield is zero as there are no payments of dividends.  With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted
		Average
		Grant-date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	547,440	$4.09
Options granted	140,500	2.81
Options vested	(116,061)	3.45
Options forfeited	(183,625)	4.45
Nonvested at December 31, 2009	388,254	3.60

The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $1.3 million and $868,000, respectively.

The key assumptions used in the valuation model during the twelve months ended December 31, 2009, 2008 and 2007 are provided below:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Valuation Assumptions:
Volatility	70.70%	69.73%	57.24%
Expected term	6.3	6.3	6.3
Risk free interest rate	2.48%	3.15%	4.29%
Dividend yield	0.00%	0.00%	0.00%

NOTE L – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

One customer accounted for approximately 14.7% of consolidated revenue for the year ended December 31, 2009, principally from our M2M Services segment.  Accounts receivable from this customer was approximately $140,000 at December 31, 2009. Two customers accounted for 15.3% and 10.3%, respectively, of outstanding accounts receivable at December 31, 2009.  One customer accounted for approximately 22% of consolidated revenue for the year ended December 31, 2008, principally from our M2M Services segment.  Accounts receivable from this customer was $1.3 million at December 31, 2008.  One customer accounted for approximately 13% of consolidated revenue for the year ended December 31, 2007, principally from our M2M Services segment. Accounts receivable from this customer was $3.0 million at December 31, 2007, which is approximately 18% of total accounts receivable.

We had two suppliers from which our purchases were approximately 44.2% of our hardware cost of sales for the year ended December 31, 2009.   Our accounts payable to these suppliers was approximately $1.0 million at December 31, 2009.  We had two suppliers from which our purchases were approximately 67% of our hardware cost of sales for the year ended December 31, 2008.   Our accounts payable to these suppliers was approximately $3.6 million at December 31, 2008.  We had two suppliers from which our purchases were approximately 57% of cost of hardware sales for the year ended December 31, 2007.  The components included in the hardware purchased from this supplier can be sourced from other suppliers.

We conducted business with one related party during the year ended December 31, 2009.  Mr. Ryan, a director on the Company’s Board of Directors is also partner in the law firm of Salisbury & Ryan LLP.  Salisbury & Ryan LLP provided legal services to the Company in 2009 and will continue to provide such services during 2010.  During the year ended December 31, 2009, 2008, and 2007 Salisbury & Ryan LLP charged legal fees of approximately $358,000, $762,000 and $277,000, respectively.  Our accounts payable to Salisbury & Ryan LLP was $28,000 and $201,000 at December 31, 2009 and 2008, respectively.

NOTE M – COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease.  The leases expire at various dates through 2011. The gross value of the assets financed by the lease obligations at the inception of the leases was $157,000.  The net carrying value of assets financed by capital lease obligations approximated $30,000 as of December 31, 2009.  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009, (in thousands).

2010	$26
2011	7
Total minimum lease payments	33
Less amount representing interest	(3)
Present value of net minimum lease payments	$30

Subsequent to year end the Company entered into an agreement to acquire certain equipment for approximately $900,000.

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year, through 2013. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2009, (in thousands) are as follows:

2010	$952
2011	887
2012	565
2013	-
Total minimum lease payments	$2,404

Rent expense, including short-term leases, amounted to approximately $1.0 million, $1.1 million and $938,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE N – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries.  Employees are eligible for participation on the enrollment date following six months of service.  We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  Our matching contributions are vested over a three year period at a rate of 33% per year.  Approximately $179,000, $182,000 and $151,000 were expensed for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE O – EARNINGS (LOSS) PER SHARE

The numerator in calculating both basic and diluted net earnings (loss) per share for each period is net earnings (loss).  The denominator is based on the following number of common shares:

	For the years ended December 31,
(In thousands, except per share data)	2009	2008	2007
Common Shares:
Weighted average common shares outstanding	14,409	14,144	13,137
Dilutive effect of common stock equivalents	-	-	563
Total	14,409	14,144	13,700
Net earnings (loss)	$(5,829)	$(10,975)	$440
Net earnings (loss) per common share:
Basic	$(0.40)	$(0.78)	$0.03
Diluted	$(0.40)	$(0.78)	$0.03

For the year ended December 31, 2009 and 2008, the effect of our 1,838,096 and 2,005,721 stock options and warrants was not included, respectively, in the computation of diluted earnings per share as their effect was anti-dilutive.

For the years ended December 31, 2007, we excluded antidilutive options of 239,692 shares of common stock and common stock equivalents from the computation of diluted earnings per share, as the exercise prices of those shares were greater than the average market price of the common stock during the applicable period.

In connection with the acquisition of the assets of Orbit One Communications, , the Company issued an additional 1,250,596 shares of the Company’s common stock.  These shares are currently held in escrow for the benefit of Orbit One or Numerex, as their interest may appear in the future, and are not included in the basic and diluted share calculation.   The shares could be released depending on the outcome of the litigation described in Note P below.

NOTE P – LEGAL PROCEEDINGS

On January 7, 2008 Orbit One Communications, Inc. (“Orbit One”) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements. Plaintiffs are claiming $20 million in damages.  On January 25, 2008 Numerex removed the action to the United States District Court, Southern District of New York.  On March 11, 2008 Numerex answered and counterclaimed asserting, inter alia, breach of fiduciary duty and declaratory relief.  On September 23, 2008, Orbit One, Ronsen and related entities commenced an action in the District of Montana seeking to declare Ronsen’s non-compete obligations void.   On December 9, 2008, the court transferred the case to the United States District Court for the Southern District of New York.  On January 7, 2009, the court held a hearing on plaintiffs’ motion for a preliminary injunction.  On January 21, 2009, the Court denied plaintiffs’ motion for a preliminary injunction.  On January 30, 2009, Numerex filed counterclaims against plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and from Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  On February 24, 2009, the court consolidated the actions and ordered the parties to complete their discovery by February 27, 2009.    Discovery has been completed.   On April 17, 2009, the parties filed cross-motions for summary judgment.   On March 12, 2010, the Court entered a decision on the cross-motions for summary judgment.  The Court held that Mr. Ronsen’s claim that he had “good reason” to resign presented material issues of fact requiring a trial.  Similarly, the Court held that Numerex’s claims against Orbit One and its principals for breach of contract, fraudulent inducement, breach of fiduciary duty, and other related claims presented material issues of fact requiring a trial.  No trial date has been set.  Numerex believes that the plaintiffs' claims are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

NOTE Q – SEGMENT INFORMATION

The Company has two reportable operating segments.  These segments are M2M Services and Wireline Services.  The M2M Services segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Wireline Services segment includes our networking hardware and services, video conferencing hardware, and our wire-line security detection hardware.

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

Summarized below are the Company’s revenues and operating earnings (loss) by reportable segment.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	For the years ended December 31,
(In thousands, except per share data)	2009	2008	2007

Revenues:
M2M Services	$47,381	$66,149	$62,825
Wireline Services	3,455	6,170	5,179
	$50,836	$72,319	$68,004
Operating earnings (loss):
M2M Services	$3,382	$(6,729)	$2,374
Wireline Services	1,162	916	680
Unallocated Corporate	(6,200)	(576)	(554)
	$(1,656)	$(6,389)	$2,500
Depreciation and amortization:
M2M Services	$2,754	$1,589	$1,801
Wireline Services	27	965	194
Unallocated Corporate	617	553	498
	$3,398	$3,107	$2,493

	Dec. 31,	Dec. 31,
Identifiable Assets:	2009	2008
M2M Services	$43,739	$49,598
Wireline Services	2,181	2,168
Unallocated Corporate	6,827	10,740
	$52,747	$62,506

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Numerex Corp.

We have audited the accompanying balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation of the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A, the Company adopted new accounting guidance on January 1, 2007 related to the accounting for uncertainty in income tax reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Numerex Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton

Atlanta, Georgia

March 29, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f).  Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.    Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concludes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Numerex Corp. and subsidiaries

We have audited Numerex Corp. (a Pennsylvania Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Numerex Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Numerex Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Numerex Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Numerex Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 29, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton

Atlanta, Georgia

March 29, 2010

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation.

 Incorporated by reference from our Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this report:

1.
Consolidated Financial Statements. All financial statements of the Company as described in Item I of this report on Form 10-K.   The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this report.

2.	Financial statement schedule included in Part IV of this Form:
                               Reports of Independent Registered Public Accounting Firm
       Schedule II - Valuation and qualifying accounts

3. Exhibits

2.112 Asset Purchase Agreement, by and between Orbit One Communications LLC and Orbit One Communications, Inc., effective as of July 31, 2007.

3.11 Amended and Restated Articles of Incorporation of the Company

3.21 Bylaws of the Company

4.12 Common Stock Purchase Warrant, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.23 Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.34 Common Stock Purchase Warrant, dated January 13, 2004 by and between the Company and Laurus Master Fund, Ltd.

4.45 Common Stock Purchase Warrant, dated January 28, 2005 by and between the Company and Laurus Master Fund, Ltd.

10. 16 Registration Agreement between the Company and Dominion dated July 13, 1992

10. 27 Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994 re: designation of director

10. 38 2006 Long-Term Incentive Plan (2006 Plan)*

10.49 Form of Non-Qualified Stock Option Grant Agreement (consultants) under 2006 Long-Term Incentive Plan*

10. 59 Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) under 2006 Long-Term Incentive Plan*

10. 69 Form of Incentive Stock Option Grant Agreement (employees) under 2006 Long-Term Incentive Plan*

10.710 Severance Agreement, by and between Stratton Nicolaides and the Company dated November 1, 2006. (Management Compensation Plan)*

10.810 Severance Agreement, by and between Alan Catherall and the Company dated November 1, 2006. (Management Compensation Plan)*

10.910 Severance Agreement, by and between Michael Marett and the Company dated November 1, 2006. (Management Compensation Plan)*

10.1011 Subcontract Agreement by and between Stratix Corporation and Orbit One Communications, Inc., dated as of June 1, 2007 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

11	Computation of Earnings Per Share

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton, LLP

24 Power of Attorney (included with signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

*Indicates a management contract of any compensatory plan, contract or arrangement.

1	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

2	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

3	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

4	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004 (File No. 0-22920)

5	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005, 2005 (File No. 0-22920)

6	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

7	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

8	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

9	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

10	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

11	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 0-22920)

12	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on August 6, 2007 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2008, 2007

(in thousands)

Description	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period

Year ended December 31, 2009:
Accounts receivable
Allowance for uncollectible accounts	1,010	536	(998)		$548
Inventory
Allowance for obsolescence	606	110	(277)		439

Year ended December 31, 2008:
Accounts receivable
Allowance for uncollectible accounts	1,009	1,102	(1,101)		1,010
Inventory
Allowance for obsolescence	340	476	(210)		606

Year ended December 31, 2007:
Accounts receivable
Allowance for uncollectible accounts	935	635	(561	)a	1,009
Inventory
Allowance for obsolescence	353	99	(112)		340

(a) Amounts written off as uncollectible, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:    /s/ Stratton J. Nicolaides

Stratton J. Nicolaides,

Chairman and Chief Executive Officer

Date: March 29, 2010

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints [Alan Catherall and Andrew Ryan], and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman and Chief Executive Office	March 29, 2010
Stratton J. Nicolaides
/s/ Brian C. Beazer	Director	March 29, 2010
Brian C. Beazer
/s/ George Benson	Director	March 29, 2010
George Benson
/s/ E. James Constantine	Director	March 29, 2010
E. James Constantine
/s/ John G. Raos	Director	March 29, 2010
John G. Raos
/s/ Andrew J. Ryan	Director	March 29, 2010
Andrew J. Ryan
/s/ Alan B. Catherall	Executive Vice President,	March 29, 2010
Alan B. Catherall	Chief Financial Officer, Principal
Financial and Accounting Officer