Form 10-K/A
period 2009-12-31
NUMEREX CORP /PA/
filed 2010-04-20
CIK 870753

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

DOCUMENTS INCORPORATED BY REFERENCE

None.   The registrant filed its definitive proxy statement pursuant to Regulation 14A on April 6, 2010, which included all of the items that were incorporated by reference to Part III of the Form 10-K filed on March 30, 2010.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010.  Amendment No. 1 is being filed solely to correct a typographical error in the audit report date in Part II, Item 8 of the Form 10-K.  Accordingly, an amended audit report is being filed with this Amendment No. 1.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K, and we have not updated the disclosures in this report to speak as of a later date.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and our other reports filed with the SEC subsequent to the filing of the Form 10-K.

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

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(5,829)	$(10,975)	$440
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	941	824	699
Amortization	2,457	2,283	1,794
Allowance for Doubtful Accounts	536	1,102	635
Inventory Reserves	110	266	(13)
Non-cash interest expense	3,297	485	290
Stock option compensation expense	995	1,160	941
Stock issued in lieu of directors fees	104	70	62
Impairment of goodwill	-	3,986	-
Impairment of long-lived assets	-	1,303	-
Deferred income taxes	106	2,776	528
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	2,168	6,035	(5,176)
Inventory	2,106	1,357	(6,129)
Prepaid expenses	(138)	417	411
Other assets	12	42	480
Accounts payable	(1,403)	(3,133)	2,586
Other liabilities	(501)	585	377
Deferred revenues	127	(235)	(492)
Income taxes	1	11	(738)
Net cash provided by (used in) operating activities:	5,089	8,359	(3,305)
Cash flows from investing activities:
Purchase of property and equipment	(779)	(453)	(613)
Purchase of intangible assets, software and other assets	(1,614)	(1,544)	(1,461)
Purchase of short-term investment	-	-	(8,051)
Sale of short-term investment, net	-	-	8,051
Purchase of Airdesk, Inc. assets	-	-	-
Purchase of Orbit One Communications, Inc. assets	-	(1,807)	(6,625)
Purchase of Ublip, Inc. assets	-	(249)	-
Net cash used in investing activities	(2,393)	(4,053)	(8,699)
Cash flows from financing activities:
Proceeds from exercise of common stock options	41	124	569
Purchase of treasury stock	(160)	-	-
Principal payments on capital lease obligations	(29)	(79)	(87)
Principal payments on notes payable and debt	(6,167)	(2,857)	(1,429)
Net cash used in financing activities:	(6,315)	(2,812)	(947)
Effect of exchange differences on cash	8	(2)	(8)
Net increase (decrease) in cash and cash equivalents	(3,611)	1,492	(12,959)
Cash and cash equivalents at beginning of year	8,917	7,425	20,384
Cash and cash equivalents at end of year	$5,306	$8,917	$7,425

For the years ended December 31,
2009	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$697	$1,196	$1,444
Income taxes	$89	$233	$17
Disclosure of non-cash financing activities:
Non-cash interest expense	$860	$485	$290
Non-cash inducement cost of extinguishment of debt	$2,437	$-	$-
Non-cash financing payments	$4,048	$-	$-
Non-cash leasehold improvement	$-	$127	$140
Disclosure of non-cash investing activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	$-	$1,706	$1,018
Common stock issued for the purchase of assets of Orbit One Communications, Inc.	$-	$-	$2,673
Common stock issued for the purchase of assets of Ublip, Inc.	$-	$1,446	$-

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

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

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

/s/ Grant Thornton, LLP
Atlanta, Georgia
March 29, 2010

PART IV

Item 15. Exhibits and Financial Statement Schedules

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.1	Rule 13a-14(b) Certification of Chief Executive Officer *

32.2	Rule 13a-14(b) Certification of Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  .

NUMEREX CORP.

By:/s/  Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman and Chief Executive Officer

Date: April 20, 2010