Form 10-Q
period 2010-03-31
NUMEREX CORP /PA/
filed 2010-05-17
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 13, 2010, an aggregate of 15,074,051shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010		2009
Net sales:
Hardware		$4,818	$5,675
Service		8,204	6,987
Total net sales		13,022	12,662
Cost of hardware sales		4,036	4,928
Cost of services		3,233	2,434
Gross profit		5,753	5,300
Sales and marketing expenses		1,787	1,413
General, administrative and legal expenses		2,399	3,771
Engineering and development expenses		592	508
Bad debt expense		57	155
Depreciation and amortization		873	792
Operating earnings (loss)		45	(1,339)
Interest expense		(13)	(347)
Other expense		(41)	-
Loss before income taxes		(9)	(1,686)
Provision for income taxes		22	37
Net loss		(31)	(1,723)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment		7	(2)
Comprehensive loss		$(24)	$(1,725)

Basic and diluted loss per common share	$	( -)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted		15,079	14,169

See accompanying notes to condensed consolidated financial statements – unaudited

Numerex Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,382	$5,306
Accounts receivable, less allowance for doubtful accounts of $535 at March 31, 2010 and $548 at December 31, 2009	6,159	6,341
Inventory	5,703	6,290
Prepaid expenses and other current assets	2,072	1,569
TOTAL CURRENT ASSETS	20,316	19,506

Property and equipment, net	1,782	1,603
Goodwill, net	23,787	23,787
Other intangibles, net	5,031	4,985
Software, net	2,659	2,747
Other assets - long term	151	119
TOTAL ASSETS	$53,726	$52,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,833	$5,888
Other current liabilities	2,529	2,555
Note payable	-	493
Deferred revenues	1,599	1,261
Obligations under capital leases	24	24
TOTAL CURRENT LIABILITIES	10,985	10,221

LONG TERM LIABILITIES
Obligations under capital leases and other long-term liabilities	297	335
Deferred income taxes	180	154
TOTAL LONG TERM LIABILITIES	477	489

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000; issued 16,311,310 shares at March 31, 2010 and 16,307,963 shares at December 31, 2009;
outstanding 15,070,501 shares at March 31, 2010 and 15,082,154 shares
at December 31, 2009	57,444	57,430
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	5,845	5,582
Treasury stock, at cost, 1,240,809 shares on March 31, 2010 and
1,225,809 shares on December 31, 2009	(5,239)	(5,213)
Accumulated other comprehensive earnings	7	-
Retained deficit	(15,793)	(15,762)
TOTAL SHAREHOLDERS' EQUITY	42,264	42,037
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,726	$52,747

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the three month period
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(31)	$(1,723)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	221	225
Amortization	652	567
Allowance for doubtful accounts	57	155
Inventory reserves	47	20
Non-cash interest expense	12	121
Stock options compensation expense	263	294
Stock issued in lieu of directors fees	14	19
Deferred income taxes	26	-
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	98	1,153
Inventory	540	2,180
Prepaid expenses & interest receivable	(481)	(294)
Other assets	(35)	-
Accounts payable	945	(1,229)
Other current liabilities	(62)	(72)
Deferred revenue	313	773
Income taxes	32	(20)
Net cash provided by operating activities:	2,611	2,169
Cash flows from investing activities:
Purchase of property and equipment	(401)	(515)
Purchase of intangible and other assets	(610)	(380)
Net cash used in investing activities	(1,011)	(895)
Cash flows from financing activities:
Purchase of treasury stock	(26)	-
Principal payments on capital lease obligations	(5)	(12)
Principal payments on notes payable and debt	(500)	(714)
Net cash used in financing activities:	(531)	(726)
Effect of exchange differences on cash	7	(2)
Net increase in cash and cash equivalents	1,076	546
Cash and cash equivalents at beginning of quarter	5,306	8,917
Cash and cash equivalents at end of quarter	$6,382	$9,463
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	2	226
Income taxes	32	12
Disclosure of non-cash activities:
Non-cash interest	12	121

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, December 31, 2009	16,308	$57,430	$5,582	$(5,213)	$-	$(15,762)	$42,037
Issuance of shares under Directors Stock Plan	3	14	-	-	-	-	14
Purchase of treasury stock	-	-	-	(26)	-	-	(26)
Share-based compensation	-	-	263	-	-	-	263
Translation adjustment	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	(31)	(31)

Balance, March 31, 2010	16,311	$57,444	$5,845	$(5,239)	$7	$(15,793)	$42,264

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2009 and the consolidated financial statements contained therein.

Numerex Corp. (NASDAQ: NMRX) is the single source machine-to-machine (M2M) product and service provider to some of the world's largest organizations delivering the foundational components of device, network, and application, used by its customers in the development of their M2M solutions. Customers typically subscribe to Numerex network and application services that are delivered through its hosted platforms. The Company's offerings and expertise enable its customers to efficiently build reliable and secure solutions that are used to monitor and manage assets remotely whenever and wherever needed, while simplifying and speeding up development and deployment. Numerex DNA(TM) offerings include hardware Devices, Network services, and software Applications that are delivered through its Numerex FAST(TM) (Foundation Application Software Technology) platform. Numerex is the first M2M service provider in North America to carry the ISO 27001 information security certification. "Machines Trust Us(R)" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

NOTE B – REVENUE RECOGNITION

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

The Company’s arrangements do not generally include acceptance clauses. However, for those arrangements that include multiple deliverables, the Company first determines whether each service, or deliverable, meets the separation criteria of ASC Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13.  For hardware elements that contain software, the Company determines whether the hardware and software function together to provide the element’s core functionality.  The majority of the Company’s elements meet this definition, and therefore the Company follows the guidance in ASC Subtopic 605-25 to determine the amount to allocate to each element.  The guidance in ASC Subtopic 605-25 provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence (“TPE”), and (3) management’s best estimate.  The Company currently determines the amount to allocate to each element based on VSOE.

For transactions including multiple deliverables where software elements do not function together with hardware to provide an element’s core functionality, the Company follows the guidance in ASC Subtopic 985-605, as amended by ASU 2009-14, which requires the establishment of VSOE, to determine whether the transaction should be accounted for as separate elements and the amount to allocate to each element.

The Company may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present. Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available. The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

For additional information regarding our critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2009 and the condensed consolidated financial statements contained therein.

NOTE C - INVENTORY

The components of inventory, net of reserves, consist of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Raw materials	$1,353	$1,503
Work-in-progress	13	14
Finished goods	4,823	5,212
Less reserve for obsolescence	(486)	(439)
Inventory, net	$5,703	$6,290

NOTE D – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill (in thousands):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
M2M Services
Balance at the beginning of the period
Goodwill	$25,921	$25,905
Accumulated impairment losses	(3,060)	(3,060)
	22,861	22,845

Acquisition of Ublip, Inc.	-	16
Balance at the end of the period
Goodwill	25,921	25,921
Accumulated impairment losses	(3,060)	(3,060)
	22,861	22,861

Wireline Services
Balance at the beginning of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(3,089)
	926	926
Balance at the end of the period
Goodwill	4,015	4,015
Accumulated impairment losses	(3,089)	(3,089)
	926	926

Total at end of period	$23,787	$23,787

      The Company did not incur costs to renew or extend the term of software and acquired intangible assets during the three months ending March 31, 2010. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$8,606	$(5,947)	$2,659	$8,344	$(5,597)	$2,747
Patents, trade and service marks	13,479	(9,366)	4,113	13,397	(9,106)	4,291
Intangible and other assets	1,788	(870)	918	1,523	(829)	694
Total Intangible and other assets	$23,873	$(16,183)	$7,690	$23,264	$(15,532)	$7,732

Amortization expense of intangible assets and software totaled $652,000 and $567,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

As of March 31, 2010, the estimated remaining amortization expense associated with the Company’s intangible assets and software for the remainder of 2010 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2010	$2.0 million
2011	1.7 million
2012	1.4 million
2013	1.0 million
2014	0.6 million
Thereafter	1.0 million

 NOTE E – NOTES PAYABLE

On May 30, 2006, the Company completed a private placement to Laurus Master Fund, Ltd. (“Laurus”) of (i) a convertible term note in the principal amount of $5,000,000 (“Note A”) (ii) a non-convertible term note in the principal amount of $5,000,000 (“Note B”), and (iii) a warrant  to purchase up to 241,379 shares of our common stock.  Interest accrued on each of the notes at a rate of 9.75% annually.  Both notes had four year terms and were secured by substantially all of our assets.  The fair value of the warrant associated with Note A and Note B on May 30, 2006 was $846,000 and was calculated using the Black-Scholes fair value pricing model.

As of December 31, 2009, Note A had been fully repaid.  In January 2010, the Company fully repaid Note B.
Hence, notes payable has a zero balance at March 31, 2010.

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

NOTE F – INCOME TAXES

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

As of March 31, 2010 the Company anticipates it will have $423,000 of unrecognized tax benefits inclusive of interest and penalties of $140,000, which is included in other current liabilities, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording $14,000 of unrecognized tax benefits for the year ending December 31, 2010, consisting entirely of interest on uncertain tax positions existing at January 1, 2010 for state and local income taxes. This increase in liability would impact the company's effective tax rate if recognized. The Company anticipates recording a decrease in liability for unrecognized tax benefits due to expiration of the typical scope of examination under certain state administrative practices for the year ending December 31, 2010 of $67,000, inclusive of interest and penalties of $21,000 and $8,000 respectively. The decrease in liability will impact the Company's effective tax rate.

The Company recorded a tax provision of $22,000 for the three months ended March 31, 2010 as compared to a tax provision of $37,000 for the three months ended March 31, 2009 representing effective tax rates of  (252.91)% and (2.17)%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in both the current quarter and the quarter ending March 31, 2009 resulted primarily from the Company's valuation allowance against all net deferred tax assets, the amortization of goodwill and state tax accruals related to unrecognized tax benefits.

The IRS has been conducting an examination of the Company’s 2007 tax year. Finalization of this examination occurred during the current quarter and resulted in additional expense of $7,994 for AMT including $731 of interest. Settlement of the examination resulted in a decrease to the NOL and a corresponding decrease to the valuation allowance of $290,524.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – SHARE-BASED COMPENSATION

For the three months ended March 31, 2010 and 2009, share-based compensation was $263,000 and $294,000, respectively.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2010, net of estimated forfeitures, is $1.2 million and is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the Company's stock option activity and related information for the three months ended March 31, 2010:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/09	1,838,096	$5.86	5.17	$3.74	$632,057
Options granted	117,500	$5.50		$3.42	$-
Options exercised	-	$-		$-	$-
Options cancelled	-	$-		$-	$-
Options expired	-	$-		$-	$-
Outstanding, at 03/31/10	1,955,596	$5.84	5.19	$3.72	$690,298
Exercisable, at 03/31/10	1,475,344	$5.85	4.09	$3.77	$626,616

The following table summarizes information related to stock options outstanding at March 31, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2010	Weighted average exercise price
$1.00 – 4.00	454,664	4.31	$2.93	398,415	$2.86
4.01 – 8.00	1,041,432	5.90	$5.56	683,307	$5.60
8.01 – 12.94	459,500	4.44	$9.32	393,622	$9.31
	1,955,596	5.19	$5.84	1,475,344	$5.85

    The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price, as well as management’s assumptions. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The key assumptions used in the valuation model during the three months ended March 31, 2010 are provided below:

Valuation Assumptions:
Volatility	72.45%
Expected term (years)	4.8
Risk free interest rate	2.74%
Dividend yield	0.00%

NOTE H – LOSS PER SHARE

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net loss. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2010		2009
Common Shares:
Weighted average common shares outstanding		15,079	14,169
Dilutive effect of common stock equivalents		-	-
Total		15,079	14,169

Net loss:		$(31)	$(1,723)

Net loss per common share:
Basic	$	( -)	$(0.12)
Diluted	$	( -)	$(0.12)

For the three months ended March 31, 2010 and 2009, the effect of our 2,821,537 and 1,985,472 stock options and warrants, respectively, was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

In connection with the acquisition of the assets of Orbit One Communications, the Company issued an additional 1,250,596 shares of the Company’s common stock.  These shares are currently held in escrow for the benefit of Orbit One or Numerex, as their interest may appear in the future, and are not included in the basic and diluted share calculation.  The shares could be released depending on the outcome of the litigation described in Note K below.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.

NOTE J – LIQUIDITY

The Company believes that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over at least the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations or a material adverse change in the Company’s operating business.

 NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, we adopted the new accounting guidance related to the accounting and disclosure for revenue recognition.  This guidance, which is effective for fiscal years beginning on or after June 15, 2010  with early adoption permitted, modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  Adoption of this new guidance did not have a material impact on our consolidated financial statements as there was no change in the units of accounting, the methods used to allocate arrangement consideration to each unit of accounting, or the pattern and timing of revenue recognition.  Additionally, there was no change to reported revenues or net income as a result of this early adoption.

In January 2010, we adopted new accounting guidance issued by the FASB which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements and is applicable to all new and existing VIEs. Adoption of this new accounting guidance did not impact our consolidated financial statements.

In January 2010, we adopted new accounting guidance issued by the FASB which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements), which will be effective during the first quarter of  2011. The adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.

NOTE L – LEGAL PROCEEDINGS

As previously reported, Orbit One Communications, Inc. (“Orbit One) and David Ronsen (“Ronsen) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.   Plaintiffs are claiming $11 million in damages, plus interest, attorney’s fees and punitive damages.   Numerex has filed counterclaims against the plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Messrs. Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  Numerex is claiming $5 million in damages, plus interest, attorney’s fees and punitive damages. On March 12, 2010, the Court entered a decision on the cross-motions for summary judgment.  The Court dismissed Orbit One and Mr. Ronsen’s claims of breach of the APA for lack of corporate support, breach of the implied covenant of good faith and fair dealing and unjust enrichment, as well as Messrs. Rosenzweig and Naden’s claim of tortious interference with prospective economic advantage.  The Court held that Mr. Ronsen’s claim that he had “good reason” to resign presented material issues of fact requiring a trial.  Similarly, the Court held that Numerex’s claims against Orbit One and its principals for breach of contract, breach of representations and warranties, fraud, breach of fiduciary duty, setoff, misappropriation, conversion and indemnification presented material issues of fact requiring a trial, while dismissing Numerex’s claim for violation of the Computer Fraud and Abuse Act.  No trial date has been set.  Numerex believes that the plaintiffs' claims are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

NOTE M – SUBSEQUENT EVENT

On May 4, 2010, we entered into a Loan and Security Agreement (the "Agreement") with Silicon Valley Bank.  The Agreement provides us with a revolving credit facility up to $5.0 million (the "Credit Facility").  The Credit Facility has a maturity date of May 2013 and inlcudes a sublimit of up to $1.5 million for letters of credit, cash management and foreign exchange services.  The interest rate applicable to amounts drawn from the Credit Facility is, at our option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%.  The Credit Facility includes an annual fee of 0.375% of the average unsused portion and is secured by all of the Company's personal property, other than its intellectual property.

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2010	2009
Net Sales:
M2M Services	$12,362	$11,806
Wireline Services	660	856
	$13,022	$12,662
Gross Profit:
M2M Services	$5,382	$4,781
Wireline Services	371	519
	$5,753	$5,300
Operating earnings (loss) before taxes
M2M Services	$1,455	$1,000
Wireline Services	53	289
Unallocated Corporate	(1,463)	(2,628)
	$45	$(1,339)
Depreciation and Amortization
M2M Services	$725	$635
Wireline Services	17	3
Unallocated Corporate	131	154
	$873	$792

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets:

(In thousands)	March 31,	December 31
Identifiable assets:	2010	2009
M2M Services	$43,323	$43,739
Wireline Services	2,532	2,181
Unallocated Corporate	7,871	6,827
	$53,726	$52,747

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statements.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Net sales increased 2.8% to $13.0 million for the three-month period ended March 31, 2010, as compared to $12.7 million for the three-month period ended March 31, 2009, primarily as a result of an increase in our service sales.

While our overall business has grown, general economic uncertainty and poor conditions in the housing and auto markets may reduce our future growth. We believe that our pipeline of future sales opportunities remains solid.  We are increasingly proposing complete M2M solutions to our customers that incorporate Numerex DNATM – Device, Network & Application.  We have tightened our credit policies in response to the economic climate, in particular to our hardware-only sales, which may impact revenues for the balance of the year but has also reduced our bad debt expense.

We recognized an operating income of $45,000 for the three-month period ended March 31, 2010, as compared to an operating loss of $1.3 million for the three-month period ended March 31, 2009.

We recognized a net loss of $31,000 for the three-month period ended March 31, 2010, or $0.00 per basic and diluted share, as compared to a net loss of $1.7 million, or ($0.12) per basic and diluted share for the three-month period ended March 31, 2009.

Critical Accounting Policies and Estimates

The MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets, and liabilities during the periods reported.  Estimates are used when accounting for certain items such as deferred revenue, allowance for doubtful accounts, depreciation or amortization periods, income taxes and valuation of intangible assets.  We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances.  There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Goodwill and Intangible Assets

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  As of December 31, 2009, we identified four reporting units, 3 of which had associated goodwill.  The four reporting units were M2M Services (which excludes Orbit One LLC), Orbit One LLC (“Orbit One”), BNI and Wireline Services.  The three reporting units with associated goodwill were M2M Services, Orbit One, LLC and Wireline Services.  Due to the consolidation of our hardware management and network platforms in late 2008, we no longer maintained separate reporting for Airdesk and M2M Services, and thus combined the Airdesk reporting unit with M2M Services (excluding Airdesk LLC and Orbit One LLC) reporting unit beginning January 1, 2009.  For our 2009 annual impairment test, we used standard modeling techniques to estimate a fair market value for each of the three reporting units containing goodwill.  This included a combination of discounted cash flow models and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2010 business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the three months ended March 31, 2010, and no events or circumstances occurred that would require us to perform an interim impairment test for these same periods.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of March 31, 2010, a breakdown of our goodwill balance by reporting unit is as follows:

(In thousands)
M2M Services excluding Orbit One Unit	$18,433
Orbit One Unit (part of M2M Services)	4,428
BNI Unit (part of Wireline Services)	926
Total Goodwill	$23,787

During 2009, we did not record a goodwill impairment charge.  In determining whether an impairment charge was necessary, we considered economic conditions, which we expect to improve in 2010 and subsequently return to more normal levels, as compared to general economic conditions of 2009.

For our M2M Services (excluding Orbit One) reporting unit, we use a discounted cash flow model to determine the fair value and a 21% discount rate, as this reporting unit’s risks mirror that of the Company as a whole.  Our historical revenue growth rate averaged 17% over the past four years.   We use a more conservative revenue growth rate than our historical growth rate in this reporting unit, as we expect the market to mature.  We expect our margins to remain at the historical four year average of 42% for this reporting unit for the forecast period.  The growth rates used for SG&A and R&D are expected lower than that of our historical growth rates as we built out a new internal service sales team which would not occur in future periods.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We used historical accounts receivable as a percentage of sales, inventory as a percentage of cost of sales and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.

    Based upon our goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of  our M2M Services (excluding Orbit One) reporting unit of  14.2%, would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 4% (representing a proportional decrease in our average growth rate of 7% over the forecast period), or our cumulative projected profitability would have to decrease by 12%.  A 1.9% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

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

    Based upon our goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of  our Orbit One reporting unit of  9.4%, would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 3% (representing a proportional decrease in our average growth rate of 4% over the forecast period), or our cumulative projected profitability would have to decrease by 8%.  A 1.0% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

    In our BNI reporting unit, we used a combination of a discounted cash flow analysis and use of public company market comparables to determine the fair value.  Since this reporting unit’s revenues mostly result from government related contracts, the revenue can fluctuate significantly from year to year and over our forecast period.  Taking this into consideration, we used two cash flow models for this reporting with two possible revenue streams over the forecast period.   We then applied a weighting to each outcome to determine the unit’s fair value on a discounted cash flow basis.   We used the company’s overall 21% discount rate as we accounted for this units fluctuating revenue by weighting two separate cash flow models.  We gave the combination of these cash flow models greater weighting totaling 90% with the balance on the market comparables since we only had a limited number of market comparables.  In the first year of the forecast combined weighted revenues increase over the forecast period over 2009, but do not grow over 2008 revenue levels until 2011 and for the balance of the forecast period.   This growth is the result of the completion of new product development projects currently in process, and new contracts.  Weighted combined margins were projected to decline due to changes in the mix of hardware and service sales and expected pricing pressures.  SG&A expenses are forecast to decrease in the first year as the result of cost reductions planned and returning to historical growth rates.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We used historical accounts receivable as a percentage of sales, our sales growth rate for inventory and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.  The combination of all these factors determined our cash flow growth rates.   For the market comparables, we used a combination of EBITDA and sales ratio’s to determine fair value.

    Based upon our goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of  our BNI reporting unit of  63%, would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 44%, or our cumulative projected profitability would have to decrease by 44%.  A 46% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

    Additionally, the sum of the fair value of all our reporting units was less than our market capital at December 31, 2009, indicating that our projections were reasonable and not aggressive.

Revenue Recognition

In January 2010, we adopted the new accounting guidance related to the accounting and disclosure for revenue recognition.  This guidance, which is effective for fiscal years beginning on or after June 15, 2010  with early adoption permitted, modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  Adoption of this new guidance did not have a material impact on our consolidated financial statements.

We summarize our revenue recognition policies in Note B to the accompanying financial statements.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

Net Sales

Net sales for our reportable segments for the three-month periods ended March 31, 2010 and 2009 are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2010	2009	change	% change
Net Sales:
M2M Services
Hardware	$4,743	$5,572	$(829)	-14.9%
Services	7,619	6,235	1,384	22.2%
Sub-Total	12,362	11,807	555	0.5%
Wireline Services
Hardware	75	103	(28)	-27.2%
Services	585	752	(167)	-22.2%
Sub-Total	660	855	(195)	-22.8%
Total net sales	$13,022	$12,662	$360	2.8%

Net sales from M2M Services segment increased 0.5% to $12.4 million for the three-month period ended March 31, 2010, as compared to $11.8 million for the three-month period ended March 31, 2009.

Hardware net sales from M2M Services decreased 14.9% to $4.7 million for the three-month period ended March 31, 2010, as compared to $5.6 million for the three-month period ended March 31, 2009.  The decrease in M2M Services hardware sales is primarily due to a decreased demand for our wireless modules due to economic uncertainty.

Service net sales from M2M Services increased 22.2% to $7.6 million for the three-month period ended March 31, 2010, as compared to $6.2 million for the three-month period ended March 31, 2009.  The increase in M2M Services service net sales is primarily due to subscription increases which were generated by sales of our security hardware, sales of our wireless modules used in the door entry control solutions used by real estate agents and brokers, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless subscriptions at March 31, 2010 increased 26.7% to 977,000, as compared to 771,000 for the period ended March 31, 2009.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Net sales from Wireline Services decreased 22.8% to $660,000 for the three-month period ended March 31, 2010, as compared to $855,000 for the three-month period ended March 31, 2009.

Hardware sales from Wireline Services decreased 27.2% to $75,000 for the three-month period ended March 31, 2010, as compared to $103,000 for the three-month period ended March 31, 2009.    The decrease in Wireline Services hardware sales is primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  The budget reductions effected by state and local government entities have contributed to reduced demand for PowerPlay.

Service net sales from Wireline Services service revenues decreased 22.2% to $585,000 for the three months ended March 31, 2010, as compared to $752,000 for the three-month period ended March 31, 2009.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for the comparable three month periods is due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three-month period ended March 31, 2010 and 2009 are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2010	2009	change	% change
Cost of Sales:
M2M Services
Cost of hardware sales	$3,962	$4,851	$(889)	-18.3%
Cost of service sales	3,018	2,174	844	38.8%
Sub-Total	6,980	7,025	(45)	-0.6%
Wireline Services
Cost of hardware sales	74	77	(3)	-3.9%
Cost of service sales	215	260	(45)	-17.3%
Sub-Total	289	337	(48)	-14.2%
Total cost of sales	$7,269	$7,362	$(93)	-1.3%

Cost of hardware sales from M2M Services segment decreased 18.3% to $4.0 million for the three-month period ended March 31, 2010, as compared to $4.9 million for the three-month period ended March 31, 2009.  The decrease in cost of hardware sales from M2M Services segment is primarily the result of decreased hardware sales.

Cost of service sales from M2M Services segment increased 38.8% to $3.0 million for the three-month period ended March 31, 2010, as compared to $2.2 million for the three-month period ended March 31, 2009.  The increase in cost of service sales from the M2M Services segment is primarily the result of an increase in the number of subscriptions to our wireless M2M network during the three months ending March 31, 2010.  Subscription increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service net sales.

Cost of hardware sales from Wireline Services segment decreased 3.9% to $74,000 for the three-month period ended March 31, 2010, as compared to $77,000 for the three-month period ended March 31, 2008.  The decrease in cost of hardware sales is in direct correlation to the decrease in hardware sales.

Cost of service sales for our Wireline Services segment decreased 17.3% to $215,000 for the three-month period ended March 31, 2010, as compared to $260,000 for the three-month period ended March 31, 2009. The decrease in cost of service sales from Wireline Services is in direct correlation to the decrease in services net sales for this segment.

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Total net sales	$13,022	$12,662
Total cost of sales	7,269	7,362
Gross Profit:	$5,753	$5,300
Gross Profit %:	44.2%	41.9%

Gross profit, as a percentage of net sales, was 44.2% for the three-month period ended March 31, 2010, as compared to 41.9% for the three-month period ended March 31, 2009.  The increase in gross profit, as a percentage of net sales, is primarily the result of a change in the overall revenue mix. In the three month period ended March 31, 2010, service revenues were 63.0% of total revenues, as compared to 55.2% for the three month period ended March 31, 2009. This causes an overall margin improvement since service revenues have a higher gross margin than those achieved through the sale of hardware.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three-month period ended March 31, 2010 and 2009 are summarized in the following table:
	Three Months Ended
	March 31,
	2010	2009	% change
Sales and marketing expenses	$1,787	1,413	26.5%
General and administrative expenses	2,399	3,771	-36.4%
Research and development expenses	592	508	16.5%
Bad debt expense	57	155	-63.2%
Depreciation and amortization	873	792	10.2%
Operating earnings (loss)	45	(1,339)	-103.4%
Interest expense, net	(13)	(347)	-96.3%
Other expense	(41)	-	nm
Loss before income taxes	(9)	(1,686)	-99.5%
Income taxes	(22)	(37)	-40.5%
Net loss	$(31)	$(1,723)	-98.2%

Sales and marketing expenses increased 26.5% to $1.8 million for the three-month period ended March 31, 2010, as compared to $1.4 million for the three-month period ended March 31, 2009.  The increase is primarily the result of a $144,000 increase in employee related costs, a $140,000 increase in certain corporate allocation costs, a $57,000 increase in promotional costs and an increase or $31,000 in travel related expenses.

General and administrative expenses decreased 36.4% to $2.4 million for the three-month period ended March 31, 2010, as compared to $3.8 million for the three-month period ended March 31, 2009.  The decrease is primarily the result of a $888,000 decrease in legal fees, a $166,000 decrease in employee related costs, a $193,000 decrease in professional service fees and a $175,000 increase in certain corporate costs that are allocated.

Research and development expenses increased 16.5% to $592,000 for the three-month period ended March 31, 2010, as compared to $508,000 for the three-month period ended March 31, 2009.  The increase is primarily the result of a $63,000 increase in professional fees and a $20,000 increase in expenses related to new product testing and certifications.

Bad debt expense decreased 63.2% to $57,000 for the three-month period ended March 31, 2010, as compared to $155,000 for the three-month period ended March 31, 2009.   The decrease is primarily due to the tighter credit controls implemented in late 2008, particularly with regard to our hardware-only customer sales.

Depreciation and amortization expense increased 10.2% to $873,000 for the three-month period ended March 31, 2010, as compared to $792,000 for the three-month period ended March 31, 2009.

Interest expense, net decreased 96.3% to $13,000 for the three-month period ended March 31, 2010, as compared to $347,000 for the three-month period ended March 31, 2009.  The reduced expense is the result of a lower amount of outstanding principle on the Company’s debt.  As of March 31, 2010, all outstanding principle and interest had been repaid on the Company’s outstanding debt.

We recorded tax expense of $22,000 for the three-month period ended March 31, 2010, as compared to $37,000 for the three-month period ended March 31, 2009.

Liquidity and Capital Resources

We had working capital of $9.3 million as of March 31, 2010 and December 31, 2009.  We had cash balances of $6.4 million and $5.3 million as of March 31, 2010 and December 31, 2009, respectively.

The following table shows information about our cash flows and liquidity positions during the three months ended March 31, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$2,611	$2,169
Net cash used in investing activities	(1,011)	(895)
Net cash used in financing activities	(531)	(726)
Effect of exchange rate differences on cash	7	(2)
Net change in cash and cash equivalents	$1,076	$(546)

We provided cash from operating activities totaling $2.6 million for the three-month period ended March 31, 2010, as compared to $2.2 million for the three-month period ended March 31, 2009.  For the three months ended March 31, 2010, the increase in cash provided by operating activities was primarily due to the decrease net loss, the decrease in inventory and increase in accounts payable and deferred revenues, partially offset by the increase in prepaid expenses and other current assets.

We used cash in investing activities totaling $1.0 million for the three-month period ended March 31, 2010, as compared to $895,000 million for the three-month period ended March 31, 2009.   The increase in cash used in investing activities was primarily due to the purchase of intangible and other assets.

We used cash in financing activities totaling $531,000 for the three-month period ended March 31, 2010, as compared to $726,000 for the three-month period ended March 31, 2009.  The decrease is primarily due to the decreased debt principal payments for the three months ended March 31, 2010.

           Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

As of March 31, 2010, the Company’s notes payable balance was zero.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements through at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2010, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, Orbit One Communications, Inc. (“Orbit One) and David Ronsen (“Ronsen) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.   Plaintiffs are claiming $11 million in damages, plus interest, attorney’s fees and punitive damages.   Numerex has filed counterclaims against the plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Messrs. Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  Numerex is claiming $5 million in damages, plus interest, attorney’s fees and punitive damages. On March 12, 2010, the Court entered a decision on the cross-motions for summary judgment.  The Court dismissed Orbit One and Mr. Ronsen’s claims of breach of the APA for lack of corporate support, breach of the implied covenant of good faith and fair dealing and unjust enrichment, as well as Messrs. Rosenzweig and Naden’s claim of tortious interference with prospective economic advantage.  The Court held that Mr. Ronsen’s claim that he had “good reason” to resign presented material issues of fact requiring a trial.  Similarly, the Court held that Numerex’s claims against Orbit One and its principals for breach of contract, breach of representations and warranties, fraud, breach of fiduciary duty, setoff, misappropriation, conversion and indemnification presented material issues of fact requiring a trial, while dismissing Numerex’s claim for violation of the Computer Fraud and Abuse Act.  No trial date has been set.  Numerex believes that the plaintiffs' claims are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 1A.     Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  At March 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of its Class A Common Stock, no par value per share, during the quarter ended March 31, 2010:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through 31, 2010	-		$-	-
February 1 through 28, 2010	15,000	(1)	$4.42	-
March 1 through March 31, 2010	-		$-	-
Total	15,000			-

(1)   These shares were not repurchased through a publicly announced plan or program.  The Company purchased 15,000 shares, at a purchase price of $4.42 per share, in a private transaction from Michael Lang, the Company’s Executive Vice-President, Business Development.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.              Reserved.

Item 5.              Other Information.

None - not applicable.

Item 6.              Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NUMEREX CORP.
(Registrant)

May 17, 2010	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

May 17, 2010	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer

Exhibit Index

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.