Form 10-Q
period 2010-06-30
NUMEREX CORP /PA/
filed 2010-08-16
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22920

Numerex Corp
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

As of August 12, 2010, an aggregate of 15,077,770 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2010 and June 30, 2009	3
Condensed Consolidated Balance Sheets (Unaudited) June 30, 2010 and December 31, 2009	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and June 30, 2009	5
Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the Six Months Ended June 30, 2010	6
Notes to Condensed Consolidated Financial Statements - Unaudited	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Reserved	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signature Page	30
Certifications	81
Exhibits	31

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Hardware	$6,467	$4,904	$11,285	$10,580
Service	8,431	7,700	16,635	14,686
Total net sales	14,898	12,604	27,920	25,266
Cost of hardware sales, exclusive of depreciation and amortization shown separately below	5,066	4,235	9,102	9,162
Cost of services, exclusive of depreciation and amortization shown separately below	3,425	2,687	6,659	5,121
Gross profit	6,407	5,682	12,159	10,983
Sales and marketing expenses	1,759	1,390	3,546	2,647
General, administrative and legal expenses	2,517	3,083	4,916	7,011
Engineering and development expenses	780	651	1,372	1,159
Bad debt expense	107	136	164	291
Depreciation and amortization	860	844	1,732	1,637
Operating earnings (loss)	384	(422)	429	(1,762)
Interest expense	(5)	(343)	(19)	(690)
Other income (expense)	-	1	(40)	1
Income (loss) before income taxes	379	(764)	370	(2,451)
(Benefit) provision for income taxes	(8)	28	14	65
Net income (loss)	387	(792)	356	(2,516)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	-	4	7	2
Comprehensive income (loss)	$387	$(788)	$363	$(2,514)

Basic income (loss) per common share	$0.03	$(0.06)	$0.02	$(0.18)
Diluted income (loss) per common share	$0.03	$(0.06)	$0.02	$(0.18)
Weighted average common shares outstanding:
Basic	15,074	14,152	15,076	14,160
Diluted	15,234	14,152	15,226	14,160

See accompanying notes to condensed consolidated financial statements – unaudited

Numerex Corp and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,516	$5,306
Accounts receivable, less allowance for doubtful accounts of $391 at June 30, 2010 and $548 at December 31, 2009	7,864	6,341
Inventory	4,033	6,290
Prepaid expenses and other current assets	2,098	1,569
TOTAL CURRENT ASSETS	21,511	19,506

Property and equipment, net	1,531	1,603
Goodwill, net	23,787	23,787
Other intangibles, net	4,935	4,985
Software, net	2,652	2,747
Other assets - long term	192	119
TOTAL ASSETS	$54,608	$52,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,855	$5,888
Other current liabilities	2,483	2,555
Note payable	-	493
Deferred revenues	1,921	1,261
Obligations under capital leases	19	24
TOTAL CURRENT LIABILITIES	11,278	10,221

LONG TERM LIABILITIES
Obligations under capital leases and other long-term liabilities	265	335
Deferred income taxes	173	154
TOTAL LONG TERM LIABILITIES	438	489

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000; issued 16,314,860 shares at June 30, 2010 and 16,307,963 shares at December 31, 2009;
outstanding 15,074,051 shares at June 30, 2010 and 15,082,154 shares
at December 31, 2009	57,460	57,430
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	6,070	5,582
Treasury stock, at cost, 1,240,809 shares on June 30, 2010 and
1,225,809 shares on December 31, 2009	(5,239)	(5,213)
Accumulated other comprehensive earnings	7	-
Retained deficit	(15,406)	(15,762)
TOTAL SHAREHOLDERS' EQUITY	42,892	42,037
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,608	$52,747

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the six month period
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$356	$(2,516)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	448	472
Amortization	1,284	1,165
Allowance for doubtful accounts	164	291
Inventory reserves	95	22
Non-cash interest expense	12	243
Stock options compensation expense	488	546
Stock issued in lieu of directors fees	30	75
Deferred income taxes	22	-
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	(1,678)	2,412
Inventory	2,162	2,510
Prepaid expenses & interest receivable	(503)	(334)
Other assets	(64)	2
Accounts payable	967	(308)
Other current liabilities	(151)	(706)
Deferred revenue	660	197
Income taxes	14	(65)
Net cash provided by operating activities:	4,306	4,006
Cash flows from investing activities:
Purchase of property and equipment	(377)	(595)
Purchase of intangible and other assets	(1,138)	(727)
Net cash used in investing activities	(1,515)	(1,322)
Cash flows from financing activities:
Fees paid for credit facility	(50)	-
Proceeds from exercise of common stock options	-	6
Purchase of treasury stock	(26)	(160)
Principal payments on capital lease obligations	(12)	(16)
Principal payments on notes payable and debt	(500)	(1,429)
Net cash used in financing activities:	(588)	(1,599)
Effect of exchange differences on cash	7	2
Net increase in cash and cash equivalents	2,210	1,087
Cash and cash equivalents at beginning of period	5,306	8,917
Cash and cash equivalents at end of period	$7,516	$10,004
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2	$489
Income taxes	41	62
Disclosure of non-cash activities:
Non-cash interest	12	243

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, December 31, 2009	16,308	$57,430	$5,582	$(5,213)	$-	$(15,762)	$42,037
Issuance of shares under Directors Stock Plan	4	16	-	-	-	-	16
Issuance of shares under employee stock option plan	3	14	-	-	-	-	14
Purchase of treasury stock	-	-	-	(26)	-	-	(26)
Share-based compensation	-	-	488	-	-	-	488
Translation adjustment	-	-	-	-	7	-	7
Net income	-	-	-	--	-	356	356

Balance, June 30, 2010	16,315	$57,460	$6,070	$(5,239)	$7	$(15,406)	$42,892

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2009 and the consolidated financial statements contained therein.

Numerex Corp. (NASDAQ: NMRX) is the single source machine-to-machine (M2M) product and service provider to some of the world's largest organizations delivering the foundational components of device, network, and application, used by its customers in the development of their M2M solutions. Customers typically subscribe to Numerex network and application services that are delivered through its hosted platforms. The Company's offerings and expertise enable its customers to build secure solutions that are used to monitor and manage assets remotely whenever and wherever needed, while simplifying and speeding up development and deployment. Numerex DNA(TM) offerings include hardware Devices, Network services, and software Applications that are delivered through its Numerex FAST(TM) (Foundation Application Software Technology) platform. Numerex is the first M2M service provider in North America to carry the ISO 27001 information security certification. "Machines Trust Us(R)" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

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

NOTE C - INVENTORY

The components of inventory, net of reserves, consist of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Raw materials	$1,191	$1,503
Work-in-progress	13	14
Finished goods	3,363	5,212
Less reserve for obsolescence	(534)	(439)
Inventory, net	$4,033	$6,290

NOTE D – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill (in thousands):

For the Six Months Ended June 30, 2010
M2M Services
Balance at the beginning of the period
Goodwill	$25,921
Accumulated impairment losses	(3,060)
22,861

Acquisition of Ublip, Inc.	-

Balance at the end of the period
Goodwill	25,921
Accumulated impairment losses	(3,060)
22,861

Wireline Services
Balance at the beginning of the period
Goodwill	4,015
Accumulated impairment losses	(3,089)
926
Balance at the end of the period
Goodwill	4,015
Accumulated impairment losses	(3,089)
926

Total at end of period	$23,787

      The Company did not incur costs to renew or extend the term of existing software and acquired intangible assets during the six months ending June 30, 2010. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$8,931	$(6,279)	$2,652	$8,344	$(5,597)	$2,747
Patents, trade and service marks	13,619	(9,626)	3,993	13,397	(9,106)	4,291
Intangible and other assets	1,853	(911)	942	1,523	(829)	694
Total Intangible and other assets	$24,403	$(16,816)	$7,587	$23,264	$(15,532)	$7,732

Amortization expense of intangible assets and software totaled $632,000 and $598,000 for the three months ended June 30, 2010 and June 30, 2009, respectively and $1.3 million and $1.2 million for the six months ended June 30, 2010, respectively.

As of June 30, 2010, the estimated remaining amortization expense associated with the Company’s intangible assets and software for the remainder of 2010 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2010	$1.6 million
2011	1.8 million
2012	1.5 million
2013	1.1 million
2014	0.6 million
Thereafter	1.0 million

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
The Company’s notes payable was zero balance at June 30, 2010.

In consideration of the above private placements and other private placements for term notes, the Company issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

Number of Securities	Common Stock Exercise Price	Expiration Date
150,000	$4.75	January 13, 2011
100,000	5.17	January 13, 2011
50,000	5.99	January 13, 2011
50,000	5.51	January 28, 2012
50,000	5.72	January 28, 2012
241,379	7.73	May 30, 2013
158,562	10.13	December 29, 2013

On May 4, 2010, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank. The Agreement provides the Company with a revolving credit facility up to $5.0 million (the “Credit Facility”).  The Credit Facility has a maturity date of May 2013and includes a sublimit of up to $1.5 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion and is secured by all of the Company’s personal property, other than its intellectual property.  As of June 30, 2010, the Company had no borrowings on the Credit Facility.

NOTE F – INCOME TAXES

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

In the second quarter, the Company recorded a benefit of $8,000 related to unrecognized tax benefits, resulting in a year-to-date provision of $14,000. As of June 30, 2010, the Company anticipates it will have $415,000 of unrecognized tax benefits, which is included in current liabilities, inclusive of interest and penalties of $132,000 as of December 31, 2010, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording $14,000 of unrecognized tax benefits for the year ending December 31, 2010, consisting entirely of interest on uncertain tax positions existing at January 1, 2010 for state and local income taxes. This increase in liability would impact the company's effective tax rate if recognized. The Company also anticipates recording a decrease in liability for unrecognized tax benefits due to expiration of the typical scope of examination under certain state administrative practices for the year ending December 31, 2010 of $75,000, inclusive of interest and penalties of $22,000 and $14,000, respectively. The decrease in liability will impact the Company's effective tax rate.

The Company recorded a tax provision of $14,000 for the six months ended June, 2010 as compared to a tax provision of $65,000 for the six months ended June, 2009 representing effective tax rates of 3.71% and (2.7)%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in both the six months ending June 30, 2010 and the six months ending June 30, 2009 resulted primarily from the Company's valuation allowance against all net deferred tax assets, the amortization of goodwill and state tax accruals related to unrecognized tax benefits.

The IRS has been conducting an examination of the Company’s 2007 tax year. Finalization of this examination occurred during the first quarter and resulted in AMT expense of $7,902, including $639 of interest. Settlement of the examination resulted in a decrease to the NOL and a corresponding decrease to the valuation allowance of $290,524.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – SHARE-BASED COMPENSATION

Share-based compensation was $225,000 and $252,000 for the three months ended June 30, 2010 and 2009, respectively and $488,000 and $546,000 for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, there was approximately $1.6 million of total unrecognized compensation expense related to unvested share-based awards.  Generally, this expense will be recognized over the next four years and will be adjusted for any future changes in estimated forfeitures.

The Company has outstanding stock options granted pursuant to two stock option plans, the Long-Term Incentive Plan (the “1999 Plan”), which was adopted in 1999 and the 2006 Long Term Incentive Plan (the “2006 Plan”) which was adopted in 2006.  The 1999 Plan was terminated and replaced by the 2006 Plan. Options outstanding under the 1999 Plan remain in effect, but no new options may be granted under that plan.  Options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period.

On May 21, 2010 the Board of Directors approved an amendment to the 2006 Long-Term Incentive Plan (the “2006 Plan”), to (a) increase the maximum aggregate number of shares authorized for issuance under the 2006 Plan from 750,000 shares to 1,500,000 shares (in each case prior to taking into account provisions under the 2006 Plan allowing shares that were available under the Company’s predecessor stock incentive plan as of its termination date (and shares subject to options granted under the predecessor plan that expire or terminate without having been fully exercised) to be available again for issuance under the 2006 Plan) and (b) permit stock appreciation rights, settled in shares, to be issued under the 2006 Plan.

A summary of the Company's stock option activity and related information for the six months ended June 30, 2010:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/09	1,838,096	$5.86	5.17	$3.74	$632,057
Options granted	117,500	$5.50		$3.42	$-
Options exercised	-	$-		$-	$-
Options cancelled	-	$-		$-	$-
Options expired	(146,185)	$8.54		$7.68	$-
Outstanding, at 06/30/10	1,809,411	$5.62	5.35	$3.40	$654,003
Exercisable, at 06/30/10	1,388,159	$5.52	4.46	$3.32	$606,191

Under the 2006 Plan, a recipient of a SAR is generally entitled to receive, upon exercise and without payment to the Company (but subject to required tax withholdings), that number of Shares having an aggregate Fair Market Value as of the date of exercise not to exceed the number of Shares subject to the portion of the SAR exercised, multiplied by an amount equal to the excess of (i) the Fair Market Value per Share on the date of exercise of the SAR over (ii) the Fair Market Value per Share on the date of grant of the SAR (or such amount in excess of the Fair Market Value per Share as the Administrator may specify). The terms and conditions applicable to a SAR (including upon termination or change in the status of employment or service of the recipient with the Company and its subsidiaries) shall be determined by the Administrator and set forth in the Award Agreement applicable to the SAR.  Each SAR shall expire within a period of not more than ten (10) years from the date of grant.

The following table summarizes information about SARs outstanding at June 30, 2010:

Weighted
Average
SARs	Shares	Ex. Price
Outstanding, at 12/31/09	-	$-
Granted	265,796	$4.51
Exercised	-	$-
Cancelled	-	$-
Expired	-	$-
Outstanding, at 06/30/10	265,796	$4.51
Exercisable, at 06/30/10	-	$-

The following table summarizes information related to stock options outstanding at June 30, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2010	Weighted average exercise price
$1.00 – 4.00	454,664	4.06	$2.93	398,415	$2.86
4.01 – 8.00	1,025,747	5.74	$5.57	726,622	$5.55
8.01 – 12.94	329,000	5.94	$9.47	263,122	$9.49
	1,809,411	5.35	$5.62	1,388,159	$5.52

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price, as well as management’s assumptions. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Numerex stock.  The key assumptions used in the valuation model during the six months ended June 30, 2010 are provided below:

Valuation Assumptions:
Volatility	72.45%
Expected term (years)	4.8
Risk free interest rate	2.74%
Dividend yield	0.00%

NOTE H – INCOME (LOSS) PER SHARE

Basic net income (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net earnings, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net income (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Common Shares:
Weighted average common shares outstanding	15,074	14,152	15,076	14,160
Dilutive effect of common stock equivalents	160	-	150	-
Total	15,234	14,152	15,226	14,160

Net income (loss)	$387	$(792)	$356	$(2,516)

Net income (loss) per common share:
Basic	$0.03	$(0.06)	$0.02	$(0.18)
Diluted	$0.03	$(0.06)	$0.02	$(0.18)

For the three and six months ended June 30, 2010, the effect of 1,335,747 outstanding stock options;  265,796 outstanding SARS and 865,941 outstanding warrants, was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and six months ended June 30, 2009, all outstanding stock options, and warrants were excluded from the loss per share computation due to their anti-dilutive effect.

In connection with the acquisition of the assets of Orbit One Communications, the Company issued an additional 1,250,596 shares of the Company’s common stock.  These shares are currently held in escrow for the benefit of Orbit One or Numerex, as their interest may appear in the future, and are not included in the basic and diluted share calculation.  The shares could be released depending on the outcome of the litigation described in Note L below.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.

NOTE J – LIQUIDITY

The Company believes that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over at least the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations or a material change in the Company’s operating business, including but not limited to, a significant change in the rate of growth of our services and products, the impact of any significant acquisitions or transactions or a change in strategy or product development plans.

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

NOTE M – SEGMENT INFORMATION

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net sales:
M2M Services	$14,133	$11,618	$26,495	$23,424
Wireline Services	765	986	1,425	1,842
	$14,898	$12,604	$27,920	$25,266
Gross profit, exclusive of depreciation and amortization shown separately below:
M2M Services	$5,965	$4,977	$11,347	$9,759
Wireline Services	442	705	812	1,224
	$6,407	$5,682	$12,159	$10,983
Operating earnings (loss):
M2M Services	$1,630	$1,425	$3,084	$2,424
Wireline Services	179	457	231	747
Unallocated Corporate	(1,425)	(2,304)	(2,886)	(4,933)
	$384	$(422)	$429	$(1,762)
Depreciation and amortization:
M2M Services	$720	$683	$1,446	$1,318
Wireline Services	17	3	34	6
Unallocated Corporate	123	158	252	313
	$860	$844	$1,732	$1,637

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets:

(In thousands)	June 30,	December 31
Identifiable assets:	2010	2009
M2M Services	$43,799	$43,739
Wireline Services	2,408	2,181
Unallocated Corporate	8,401	6,827
	$54,608	$52,747

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new wireless services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth in our wireless data business; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes. Our SEC reports identify additional factors that can affect forward-looking statements.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2010.

Net sales increased 18% to $14.9 million for the three-month period ended June 30, 2010, as compared to $12.6 million for the three-month period ended June 30, 2009.  Net sales increased 11% to $27.9 million for the six-month period ended June 30, 2010, as compared to $25.3 million for the six-month period ended June 30, 2009 primarily as a result of an increase in our service sales.

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

We recognized an operating income of $384,000 for the three-month period ended June 30, 2010, as compared to an operating loss of $422,000 for the three-month period ended June 30, 2009.  We recognized an operating income of $429,000 for the six-month period ended June 30, 2010, as compared to an operating loss of $1.8 million for the six-month period ended June 30, 2009.

We recognized net income of $387,000 for the three-month period ended June 30, 2010, or $0.03 per basic and diluted share, as compared to a net loss of $792,000, or ($0.06) per basic and diluted share for the three-month period ended June 30, 2009.  We recognized net income of $356,000 for the six-month period ended June 30, 2010, or $0.02 per basic and diluted share, as compared to a net loss of $2.5 million, or ($0.18) per basic and diluted share for the six-month period ended June 30, 2009.

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

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the six months ended June 30, 2010, and no events or circumstances occurred that would require us to perform an interim impairment test for these same periods.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of June 30, 2010, a breakdown of our goodwill balance by reporting unit is as follows:

(In thousands)
M2M Services excluding Orbit One Unit	$18,433
Orbit One Unit (part of M2M Services)	4,428
BNI Unit (part of Wireline Services)	926
Total Goodwill	$23,787

During 2009, we did not record a goodwill impairment charge.  In determining whether an impairment charge was necessary, we considered economic conditions, which we expected to improve in 2010 and subsequently return to more normal levels, as compared to general economic conditions of 2009.

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009:

Net Sales

Net sales for our reportable segments for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2010	2009	Change	% change	2010	2009	change	% change
Net Sales:
M2M Services
Hardware	$6,281	$4,711	$1,570	33%	$11,024	$10,283	$741	7%
Services	7,852	6,907	945	14%	15,471	13,141	2,330	18%
Sub-Total	14,133	11,618	2,515	22%	26,495	23,424	3,071	13%
Wireline Services
Hardware	186	193	(7)	-4%	261	297	(36)	-12%
Services	579	793	(214)	-27%	1,164	1,545	(381)	-25%
Sub-Total	765	986	(221)	-22%	1,425	1,842	(417)	-23%
Total net sales	$14,898	$12,604	$2,294	18%	$27,920	$25,266	$2,654	11%

Net sales from M2M Services segment increased 22% to $14.1 million for the three-month period ended June 30, 2010, as compared to $11.6 million for the three-month period ended June 30, 2009.  Net sales from M2M Services segment increased 13% to $26.5 million for the six-month period ended June 30, 2010, as compared to $23.4 million for the six-month period ended June 30, 2009.

Hardware net sales from M2M Services increased 33% to $6.3 million for the three-month period ended June 30, 2010, as compared to $4.7 million for the three-month period ended June 30, 2009.  Hardware net sales from M2M Services increased 7% to $11.0 million for the six-month period ended June 30, 2010, as compared to $10.3 million for the six-month period ended June 30, 2009.  The increase is primarily due to an increase in sales of our satellite tracking units.

Service net sales from M2M Services increased 14% to $7.9 million for the three-month period ended June 30, 2010, as compared to $6.9 million for the three-month period ended June 30, 2009.  Service net sales from M2M Services increased 18% to $15.5 million for the six-month period ended June 30, 2010, as compared to $13.1 million for the six-month period ended June 30, 2009.  The increase is primarily due to subscription increases which were generated by sales of our security hardware, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless subscriptions at June 30, 2010 increased 26% to 1,029,000, as compared to 811,000 for the six months ended June 30, 2009.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Net sales from Wireline Services decreased 22% to $765,000 for the three-month period ended June 30, 2010, as compared to $986,000 for the three-month period ended June 30, 2009.  Net sales from Wireline Services decreased 23% to $1.4 million for the six-month period ended June 30, 2010, as compared to $1.8 million for the six-month period ended June 30, 2009.

Hardware sales from Wireline Services decreased 4% to $186,000 for the three-month period ended June 30, 2010, as compared to $193,000 for the three-month period ended June 30, 2009.    Hardware sales from Wireline Services decreased 12% to $261,000 for the six-month period ended June 30, 2010, as compared to $297,000 for the six-month period ended June 30, 2009.  The decrease is primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  The budget reductions effected by state and local government entities have contributed to reduced demand for PowerPlay.

Service net sales from Wireline Services service revenues decreased 27% to $579,000 for the three-month period ended June 30, 2010, as compared to $793,000 for the three-month period ended June 30, 2009.  Service net sales from Wireline Services service revenues decreased 25% to $1.2 million for the six-month period ended June 30, 2010, as compared to $1.5 million for the six-month period ended June 30, 2009.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease for both periods is primarily due to a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2010	2009	change	% change	2010	2009	change	% change
Cost of Sales:
M2M Services
Cost of hardware sales	$4,978	$4,188	$790	19%	$8,940	$9,038	$(98)	-1%
Cost of service sales	3,190	2,453	737	30%	6,208	4,627	1,581	34%
Sub-Total	8,168	6,641	1,527	23%	15,148	13,665	1,483	11%
Wireline Services
Cost of hardware sales	88	47	41	87%	162	124	38	31%
Cost of service sales	235	234	1	0.4%	451	494	(43)	-9%
Sub-Total	323	281	42	15%	613	618	(5)	-0.8%
Total cost of sales	$8,491	$6,922	$1,569	23%	$15,761	$14,283	$1,478	10%

Cost of hardware sales from M2M Services segment increased 19% to $5.0 million for the three-month period ended June 30, 2010, as compared to $4.2 million for the three-month period ended June 30, 2009.  The increase in the three-month period is in direct correlation to the increase in M2M Services Hardware sales. Cost of hardware sales from M2M Services segment decreased 1% to $8.9 million for the six-month period ended June 30, 2010, as compared to $9.0 million for the six-month period ended June 30, 2009.

Cost of service sales from M2M Services segment increased 30% to $3.2 million for the three-month period ended June 30, 2010, as compared to $2.5 million for the three-month period ended June 30, 2009.  Cost of service sales from M2M Services segment increased 34% to $6.2 million for the six-month period ended June 30, 2010, as compared to $4.6 million for the six-month period ended June 30, 2009.  The increase is primarily the result of an increase in the number of subscriptions to our wireless M2M network during the three and six months ending June 30, 2010.  Subscription increases were generated by sales of our security hardware as well as by end users and value added resellers who utilize our network to provide customer solutions.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service net sales.

Cost of hardware sales from Wireline Services segment increased 87% to $88,000 for the three-month period ended June 30, 2010, as compared to $47,000 for the three-month period ended June 30, 2009.  Cost of hardware sales from Wireline Services segment increased 31% to $162,000 for the six-month period ended June 30, 2010, as compared to $124,000 for the six-month period ended June 30, 2009.  The increase in both periods is primarily due to the increase in Wireline Services hardware sales.

Cost of service sales for our Wireline Services segment remained fairly constant at $235,000 for the three-month period ended June 30, 2010, as compared to $234,000 for the three-month period ended June 30, 2009. Cost of service sales for our Wireline Services segment decreased 9% to $451,000 for the six-month period ended June 30, 2010, as compared to $494,000 for the six-month period ended June 30, 2009.  The decrease in the six-month period is a direct correlation to the decrease in services net sales for this segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Total net sales	$14,898	$12,604	$27,920	$25,266
Total cost of sales	8,491	6,922	15,761	14,283
Gross Profit:	$6,407	$5,682	$12,159	$10,983
Gross Profit %:	43.0%	45.1%	43.5%	43.5%

Gross profit, as a percentage of net sales, was 43.0% for the three-month period ended June 30, 2010, as compared to 45.1% for the three-month period ended June 30, 2009.  The decrease in gross profit, as a percentage of net sales, for the three-month period is primarily the result of the mix of lower margin hardware revenue with the higher margin service revenue.  Service revenue was 56.6% of total revenue for the quarter ended June 30, 2010, as compared to 61.1% for the quarter ended June 30, 2009.  Gross profit, as a percentage of net sales, was 43.5% for the six-month period ended June 30, 2010 and 2009.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	2009	change	% change	2010	2009	change	% change
Sales and marketing expenses	$1,759	$1,390	$369	27%	$3,546	$2,647	$899	34%
General and administrative expenses	2,517	3,083	(566)	-18%	4,916	7,011	(2,095)	-30%
Engineering and development expenses	780	651	129	20%	1,372	1,159	213	18%
Bad debt expense	107	136	(29)	-21%	164	291	(127)	-44%
Depreciation and amortization	860	844	16	2%	1,732	1,637	95	6%
Operating earnings (loss)	384	(422)	806	-191%	429	(1,762)	2,191	-124%
Interest expense, net	(5)	(343)	338	-99%	(19)	(690)	671	-97%
Other income (expense)	-	1	(1)	-100%	(40)	1	(41)	-4100%
Income (loss) before income taxes	379	(764)	1,143	-150%	370	(2,451)	2,821	-115%
Income tax (benefit) expense	(8)	28	(36)	-129%	14	65	(51)	-78%
Net earnings (loss)	$387	$(792)	$1,179	-149%	$356	$(2,516)	$2,872	-114%

Sales and marketing expenses increased 27% to $1.8 million for the three-month period ended June 30, 2010, as compared to $1.4 million for the three-month period ended June 30, 2009.  Sales and marketing expenses increased 34% to $3.5 million for the six-month period ended June 30, 2010, as compared to $2.6 million for the six-month period ended June 30, 2009.  The increase for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily the result of a $150,000 increase in employee related costs, a $145,000 increase in certain general and administrative costs that are allocated to sales and marketing, a $60,000 increase in promotional costs and an increase of $20,000 in travel related expenses.  The increase for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily the result of a $500,000 increase in employee related costs, a $300,000 increase in certain general and administrative costs that are allocated to sales and marketing, and an increase of $60,000 in travel related expenses.

General and administrative expenses decreased 18% to $2.5 million for the three-month period ended June 30, 2010, as compared to $3.1 million for the three-month period ended June 30, 2009.  General and administrative expenses decreased 30% to $4.9 million for the six-month period ended June 30, 2010, as compared to $7.0 million for the six-month period ended June 30, 2009.  The decrease for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily the result of a $167,000 decrease in legal fees, a $100,000 decrease in employee related costs, a $14,000 decrease in professional service fees and a $270,000 increase in certain general and administrative costs that are allocated to sales and marketing and engineering and development.  The decrease for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily the result of a $1.1 million decrease in legal fees, a $200,000 decrease in employee related costs, a $170,000 decrease in professional service fees and a $437,000 increase in certain general and administrative costs that are allocated to sales and marketing and engineering and development.

    Engineering and development expenses increased 20% to $780,000 for the three-month period ended June 30, 2010, as compared to $651,000 for the three-month period ended June 30, 2009.  Engineering and development expenses increased 18% to $1.4 million for the six-month period ended June 30, 2010, as compared to $1.2 million for the six-month period ended June 30, 2009.  The increase for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily the result of a $79,000 increase in professional fees and a $47,000 increase in expenses related to new product testing and certifications.  The increase for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily the result of a $79,000 increase in professional fees and a $55,000 increase in expenses related to new product testing and certifications and a $35,000 increase in employee related expenses.

Bad debt expense decreased 21% to $107,000 for the three-month period ended June 30, 2010, as compared to $136,000 for the three-month period ended June 30, 2009.   Bad debt expense decreased 44% to $164,000 for the six-month period ended June 30, 2010, as compared to $291,000 for the six-month period ended June 30, 2009.   The decrease in both periods is primarily due to the tighter credit controls implemented in late 2008, particularly with regard to our hardware-only customer sales.

Depreciation and amortization expense increased 2% to $860,000 for the three-month period ended June 30, 2010, as compared to $844,000 for the three-month period ended June 30, 2009.  Depreciation and amortization expense increased 6% to $1.7 million for the six-month period ended June 30, 2010, as compared to $1.6 million for the six-month period ended June 30, 2009.

Interest expense, net decreased 99% to $5,000 for the three-month period ended June 30, 2010, as compared to $343,000 for the three-month period ended June 30, 2009.  Interest expense, net decreased 97% to $19,000 for the six-month period ended June 30, 2010, as compared to $690,000 for the six-month period ended June 30, 2009.  The reduced expense is the result of a lower amount of outstanding principle on the Company’s debt.  In January 2010, all outstanding principle and interest were repaid on the Company’s outstanding debt.

We recorded a tax benefit of $8,000 for the three-month period ended June 30, 2010, as compared to tax expense of $28,000 for the three-month period ended June 30, 2009.  We recorded tax expense of $14,000 for the six-month period ended June 30, 2010, as compared to tax expense of $65,000 for the six-month period ended June 30, 2009.

Liquidity and Capital Resources

We had working capital of $10.2 million as of June 30, 2010 and $9.3 million as of December 31, 2009.  We had cash balances of $7.5 million and $5.3 million as of June 30, 2010 and December 31, 2009, respectively.

The following table shows information about our cash flows and liquidity positions during the six months ended June 30, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$4,306	$4,006
Net cash used in investing activities	(1,515)	(1,322)
Net cash used in financing activities	(588)	(1,599)
Effect of exchange rate differences on cash	7	2
Net change in cash and cash equivalents	$2,210	$1,087

We provided cash from operating activities totaling $4.3 million for the six-month period ended June 30, 2010, as compared to $4.0 million for the six-month period ended June 30, 2009.  The increase was primarily due to the current period net income over the prior period net loss, the decrease in inventory and increase in accounts payable and deferred revenues, partially offset by the increase in prepaid expenses and other current assets.

We used cash in investing activities totaling $1.5 million for the six-month period ended June 30, 2010, as compared to $1.3 million for the six-month period ended June 30, 2009.   The increase was primarily due to the purchase of intangible and other assets.

We used cash in financing activities totaling $588,000 for the six-month period ended June 30, 2010, as compared to $1.6 million for the six-month period ended June 30, 2009.  The decrease is primarily due to the decreased debt principal payments for the six months ended June 30, 2010.

On May 4, 2010, we entered into that certain Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”).  The terms of the Agreement provide that SVB will, among other things, make revolving credit advances  up to an aggregate of $5 million (the “Credit Facility”), subject to certain conditions as set forth in the Agreement.  The Credit Facility also includes a sublimit of up to $1.5 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at our option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%.  The Credit Facility includes an annual fee of 0.375% of the average unused portion of the credit facility.

All unpaid principal and accrued interest is due and payable in full on May 4, 2013, which is the maturity date.  Our obligations under the SVB Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries, excluding any intellectual property.  We also agreed not to encumber our intellectual property during the term of the Credit Facility without the prior written consent of SVB.  The Agreement contains customary terms and conditions for credit facilities of this type.  In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a minimum EBITDA and a minimum adjusted quick ratio. The Agreement contains customary events of default.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the Credit Facility may be accelerated.

We were in compliance with all financial covenants under the Credit Facility at June 30, 2010 and, as of that date, we had no outstanding borrowings or letters of credit.

           Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

As of June 30, 2010, the Company’s notes payable balance was zero.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over at least the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations or a material change in our operating business, including but not limited to, a significant change in the rate of growth of our services and products, the impact of any significant acquisitions or transactions or a change in strategy or product development plans.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2010, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, Orbit One Communications, Inc. (“Orbit One) and David Ronsen (“Ronsen”) filed an action against Numerex in New York State Supreme Court, County of New York, alleging, inter alia, breach of contract in frustrating Orbit One’s ability to achieve earn out targets in the acquisition and employment agreements.   Plaintiffs are claiming $11 million in damages, plus interest, attorney’s fees and punitive damages.   Numerex has filed counterclaims against the plaintiffs for fraud, theft of trade secrets and confidential information and breach of the Asset Purchase Agreement; and against Messrs. Ronsen, Naden and Rosenzweig for breach of their fiduciary duties and duty of loyalty to Numerex, as well as breach of their respective Severance Agreements.  Numerex is claiming $5 million in damages, plus interest, attorney’s fees and punitive damages. On March 12, 2010, the Court entered a decision on the cross-motions for summary judgment.  The Court dismissed Orbit One and Mr. Ronsen’s claims of breach of the APA for lack of corporate support, breach of the implied covenant of good faith and fair dealing and unjust enrichment, as well as Messrs. Rosenzweig and Naden’s claim of tortious interference with prospective economic advantage.  The Court held that Mr. Ronsen’s claim that he had “good reason” to resign presented material issues of fact requiring a trial.  Similarly, the Court held that Numerex’s claims against Orbit One and its principals for breach of contract, breach of representations and warranties, fraud, breach of fiduciary duty, setoff, misappropriation, conversion and indemnification presented material issues of fact requiring a trial, while dismissing Numerex’s claim for violation of the Computer Fraud and Abuse Act.  No trial date has been set.  Numerex believes that the plaintiffs' claims are without merit and intends to defend against the allegations and to vigorously pursue its counterclaims.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  Except as set forth below, at June 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our Loan and Security Agreement with Silicon Valley Bank, or SVB, contains financial and operating restrictions that may limit our access to credit.  If we fail to comply with covenants in the SVB Credit Facility, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

        Provisions in the Loan and Security Agreement (the “Agreement”) with SVB impose restrictions on our ability to, among other things:

• incur additional indebtedness;
•create liens;
•enter into transactions with affiliates;
•transfer assets;
•pay dividends or make distributions on, or repurchase our stock; or
•merge or consolidate.

In addition, we are required to meet certain financial covenants and  ratios customary with this type of credit facility. The SVB Credit Facility also contains other customary covenants.  We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the SVB credit facility. In addition to preventing additional borrowings under the SVB Credit Facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the SVB Credit Facility, which would require us to pay all amounts outstanding.  If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all.  If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

None – not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Reserved.

Item 5.                      Other Information.

None - not applicable.

Item 6.                      Exhibits

Exhibit 10.1 Loan and Security Agreement, by and among Numerex Corp., its subsidiaries and Silicon Valley Bank, dated as of May 4, 2010. †

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

†  Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

NUMEREX CORP.
(Registrant)

August 16, 2010	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

August 16, 2010	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer

Exhibit Index

Exhibit 10.1 Loan and Security Agreement, by and among Numerex Corp., its subsidiaries and Silicon Valley Bank, dated as of May 4, 2010. †

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

†  Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.