Form 10-Q
period 2010-09-30
NUMEREX CORP /PA/
filed 2010-11-16
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 12, 2010, an aggregate of 15,106,822 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Numerex Corp and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Hardware	$6,494	$3,977	$17,779	$14,557
Service	8,911	7,572	25,545	22,259
Total net sales	15,405	11,549	43,324	36,816
Cost of hardware sales, exclusive of depreciation and amortization shown separately below	5,113	3,449	14,215	12,611
Cost of services, exclusive of depreciation and amortization shown separately below	3,426	2,995	10,085	8,117
Gross profit	6,866	5,105	19,024	16,088
Sales and marketing expenses	1,691	1,404	5,238	4,676
General, administrative and legal expenses	2,673	2,503	7,586	8,889
Engineering and development expenses	888	584	2,260	1,743
Bad debt expense	53	102	219	393
Depreciation and amortization	810	879	2,542	2,516
Operating earnings (loss)	751	(367)	1,179	(2,129)
Interest expense	(44)	(1,781)	(62)	(2,471)
Other income (expense)	9	-	(31)	1
Income (loss) before income taxes	716	(2,148)	1086	(4,599)
Provision for income taxes	59	31	73	96
Net income (loss)	657	(2,179)	1,013	(4,695)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	2	6	8	8
Comprehensive income (loss)	$659	$(2,173)	$1,021	$(4,687)

Basic income (loss) per common share	$0.04	$(0.15)	$0.07	$(0.33)
Diluted income (loss) per common share	$0.04	$(0.15)	$0.07	$(0.33)
Weighted average common shares outstanding:
Basic	15,078	14,360	15,077	14,228
Diluted	15,363	14,360	15,262	14,228

See accompanying notes to condensed consolidated financial statements – unaudited

Numerex Corp and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,647	$5,306
Accounts receivable, less allowance for doubtful accounts of $425
at September 30, 2010 and $548 at December 31, 2009	7,328	6,341
Inventory	4,317	6,290
Prepaid expenses and other current assets	1,866	1,569
TOTAL CURRENT ASSETS	23,158	19,506

Property and equipment, net	1,521	1,603
Goodwill, net	23,787	23,787
Other intangibles, net	5,416	4,985
Software, net	2,758	2,747
Other assets - long term	411	119
TOTAL ASSETS	$57,051	$52,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,164	$5,888
Other current liabilities	2,360	2,555
Note payable	-	493
Deferred revenues	2,157	1,261
Obligations under capital leases	442	24
TOTAL CURRENT LIABILITIES	12,123	10,221

LONG TERM LIABILITIES
Obligations under capital leases and other long-term liabilities	990	335
Deferred income taxes	213	154
TOTAL LONG TERM LIABILITIES	1,203	489

COMMITMENTS AND CONTIGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock - no par value, authorized 30,000,000; issued 16,321,079 shares at September 30, 2010 and 16,307,963 shares at December 31, 2009;
outstanding 15,080,270 shares at September 30, 2010 and 15,082,154 shares
at December 31, 2009	57,488	57,430
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	6,217	5,582
Treasury stock, at cost, 1,240,809 shares on September 30, 2010 and
1,225,809 shares on December 31, 2009	(5,239)	(5,213)
Accumulated other comprehensive earnings	8	-
Retained deficit	(14,749)	(15,762)
TOTAL SHAREHOLDERS' EQUITY	43,725	42,037
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,051	$52,747

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the nine month period
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$1,013	$(4,695)
Adjustments to reconcile net earnings (loss) to net cash
provided by/(used in) operating activities:
Depreciation	661	714
Amortization	1,881	1,802
Allowance for doubtful accounts	219	393
Inventory Reserves	134	62
Non-cash interest expense	26	1,917
Stock options compensation expense	751	774
Stock issued in lieu of directors fees	46	94
Deferred income taxes	59	-
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	(1,175)	3,407
Inventory	1,839	1,410
Prepaid expenses & interest receivable	(299)	(259)
Other assets	(91)	8
Accounts payable	1,276	(1,638)
Other current liabilities	222	(808)
Deferred revenue	896	631
Income taxes	(11)	(38)
Other non-current liabilities	(96)	(82)
Net cash provided by operating activities:	7,351	3,692
Cash flows from investing activities:
Purchase of property and equipment	(437)	(697)
Purchase of intangible and other assets	(1,583)	(1,201)
Purchase of investment	(200)	-
Net cash used in investing activities	(2,220)	(1,898)
Cash flows from financing activities:
Proceeds from exercise of common stock options	12	6
Fees paid for credit facility	(50)	-
Purchase of Treasury Stock	(26)	(160)
Repurchase of warrants	(116)	-
Principal payments on capital lease obligations	(118)	(24)
Principal payments on notes payable and debt	(500)	(4,667)
Net cash used in financing activities:	(798)	(4,845)
Effect of exchange differences on cash	8	10
Net increase in cash and cash equivalents	4,341	(3,041)
Cash and cash equivalents at beginning of year	5,306	8,917
Cash and cash equivalents at end of year	$9,647	$5,876
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	36	654
Income taxes	32	62
Disclosure of non-cash activities:
Capital leases	882
Non-cash interest	26	1,917
Non-cash financing payments		2,000

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
		(Unaudited)
		(in thousands)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Earnings	Earnings	Total
Balance, December 31, 2009	16,308	$57,430	$5,582	$(5,213)	$-	$(15,762)	$42,037
Issuance of shares under Directors Stock Plan	11	46	-	-	-	-	46
Issuance of shares in connection with employee stock option plan	2	12	-	-	-	-	12
Repurchase of treasury shares	-	-	-	(26)	-	-	(26)
Repurchase of warrants	-	-	(116)	-	-	-	(116)
Share-based compensation	-	-	751	-	-	-	751
Translation adjustment	-	-	-	-	8	-	8
Net income	-	-	-	-	-	1,013	1,013
Balance, September 30, 2010	16,321	$57,488	$6,217	$(5,239)	$8	$(14,749)	$43,725

See accompanying notes to condensed consolidated financial statements – unaudited

NUMEREX CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2009 and the consolidated financial statements contained therein.

Numerex Corp (NASDAQ: NMRX) is a leading provider of business services, technology, and products used in the development and support of machine-to-machine (M2M) solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA(R) that includes hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST(TM) (Foundation Application Software Technology). Customers typically subscribe to device management, network, and application services through hosted platforms.  Numerex’s business services enable the development of secure solutions while simplifying and speeding up deployment through streamlined processes and comprehensive integration services. Numerex is ISO 27001 information security-certified. "Machines Trust Us(R)" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

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

NOTE C - INVENTORY

The components of inventory, net of reserves, consist of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Raw materials	$1,153	$1,503
Work-in-progress	11	14
Finished goods	3,726	5,212
Less reserve for obsolescence	(573)	(439)
Inventory, net	$4,317	$6,290

NOTE D – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

The following table presents the changes in goodwill (in thousands):

For the Nine Months Ended September 30, 2010
M2M Services
Balance at the beginning of the period
Goodwill	$25,921
Accumulated impairment losses	(3,060)
22,861

Balance at the end of the period
Goodwill	25,921
Accumulated impairment losses	(3,060)
Subtotal	22,861

Other Services
Balance at the beginning of the period
Goodwill	4,015
Accumulated impairment losses	(3,089)
926
Balance at the end of the period
Goodwill	4,015
Accumulated impairment losses	(3,089)
Subtotal	926

Total at end of period	$23,787

      The Company did not incur costs to renew or extend the term of existing software and acquired intangible assets during the nine months ending September 30, 2010. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$9,329	$(6,571)	$2,758	$8,344	$(5,597)	$2,747
Patents, trade and service marks	13,651	(9,890)	3,761	13,397	(9,106)	4,291
Intangible and other assets	2,606	(951)	1,655	1,523	(829)	694
Total intangible and other assets	$25,586	$(17,412)	$8,174	$23,264	$(15,532)	$7,732

Amortization expense of intangible assets and software totaled $596,000 and $637,000 for the three months ended September 30, 2010 and September 30, 2009, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2010, respectively.

As of September 30, 2010, the estimated remaining amortization expense associated with the Company’s intangible assets and software for the remainder of 2010 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2010	$0.6 million
2011	2.1 million
2012	1.8 million
2013	1.4 million
2014	1.0 million
Thereafter	1.3 million

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

As of December 31, 2009, Note A had been fully repaid.  In January 2010, the Company fully repaid Note B.  The Company’s notes payable was zero at September 30, 2010.

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

On July 23, 2010, Numerex repurchased warrants covering an aggregate of 288,647 outstanding shares of Common Stock for $116,667.   The repurchased warrants represent approximately one-third of the aggregate warrants previously issued to Laurus and have been cancelled.  Concurrently with the sale of such warrants to Numerex, the remaining outstanding warrants issued to Laurus were sold to other third parties unaffiliated with Numerex.

On May 4, 2010, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank. The Agreement provides the Company with a revolving credit facility up to $5.0 million (the “Credit Facility”).  The Credit Facility has a maturity date of May 2013 and includes a sublimit of up to $1.5 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion and is secured by all of the Company’s personal property, other than its intellectual property.  As of September 30, 2010, the Company had no borrowings on the Credit Facility.

NOTE F – INCOME TAXES

The Company recorded a tax provision of $73,000 for the nine months ended September 30, 2010, as compared to a tax provision of $96,000 for the nine months ended September 30, 2009, representing effective tax rates of 6.84% and (2.9)%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in both the nine months ending September 30, 2010 and the nine months ending September 30, 2009 resulted primarily from the change in the Company's valuation allowance against all net deferred tax assets, the amortization of goodwill, and state tax accruals related to unrecognized tax benefits.

In the third quarter, the Company recorded a benefit of $38,000 related to unrecognized tax benefits, resulting in a year-to-date benefit of $76,000. As of September 30, 2010, the Company anticipates it will have $415,000 of unrecognized tax benefits, which are includible in long-term liabilities, inclusive of interest and penalties of $131,000 as of December 31, 2010, all of which would impact the Company's effective tax rate if recognized. The Company anticipates recording $14,000 of unrecognized tax benefits for the year ending December 31, 2010, consisting entirely of interest on uncertain tax positions existing at January 1, 2010 for state and local income taxes. This increase in liability would impact the company's effective tax rate if recognized. The Company also anticipates recording a decrease in liability for unrecognized tax benefits due to expiration of the typical scope of examination under certain state administrative practices for the year ending December 31, 2010 of $76,000, inclusive of interest and penalties of $23,000 and $14,000, respectively. The decrease in liability will impact the Company's effective tax rate.

The IRS has been conducting an examination of the Company’s 2007 tax year. Finalization of this examination occurred during the first quarter and resulted in AMT expense of $7,902, including $639 of interest. Settlement of the examination resulted in a decrease to the NOL and a corresponding decrease to the valuation allowance of $290,524.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – SHARE-BASED COMPENSATION

Share-based compensation was $263,000 and $228,000 for the three months ended September 30, 2010 and 2009, respectively and $751,000 and $774,000 for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there was approximately $1.7 million of total unrecognized compensation expense related to unvested share-based awards.  Generally, this expense will be recognized over the next 3 years and will be adjusted for any future changes in estimated forfeitures.

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

On May 21, 2010 the Board of Directors approved an amendment to the 2006 Long-Term Incentive Plan (the “2006 Plan”), to (a) increase the maximum aggregate number of shares authorized for issuance under the 2006 Plan from 750,000 shares to 1,500,000 shares (in each case prior to taking into account provisions under the 2006 Plan allowing shares that were available under the Company’s predecessor stock incentive plan as of its termination date (and shares subject to options granted under the predecessor plan that expire or terminate without having been fully exercised) to be available again for issuance under the 2006 Plan) and (b) permit stock appreciation rights (SAR), settled in shares, to be issued under the 2006 Plan.

A summary of the Company's stock option activity and related information for the nine months ended September 30, 2010:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/09	1,838,096	$5.86	5.17	$3.74	$632,057
Options granted	117,500	$5.50		$3.42	$-
Options exercised	(2,500)	$4.57		$3.06	$-
Options expired	(153,135)	$8.42		$7.51	$-
Outstanding, at 09/30/10	1,799,962	$5.62	5.11	$3.64	$2,110,943
Exercisable, at 09/30/10	1,428,959	$5.53	4.36	$3.65	$1,793,731

Under the 2006 Plan, a recipient of a stock appreciation right is generally entitled to receive, upon exercise and without payment to the Company (but subject to required tax withholdings), that number of Shares having an aggregate Fair Market Value as of the date of exercise not to exceed the number of Shares subject to the portion of the SAR exercised, multiplied by an amount equal to the excess of (i) the Fair Market Value per Share on the date of exercise of the SAR over (ii) the Fair Market Value per Share on the date of grant of the SAR (or such amount in excess of the Fair Market Value per Share as the Administrator may specify). The terms and conditions applicable to a SAR (including upon termination or change in the status of employment or service of the recipient with the Company and its subsidiaries) shall be determined by the Administrator and set forth in the Award Agreement applicable to the SAR.

The following table summarizes information about SARs outstanding at September 30, 2010:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
SARs	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/09	-	$-	-	$-	$-
Granted	335,796	$4.70	3.26	$2.64	$402,306
Outstanding, at 09/30/10	335,796	$4.70	3.26	$2.64	$402,306
Exercisable, at 09/30/10	-	$-	-	$-	$-

The following table summarizes information related to stock options outstanding at September 30, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2010	Weighted average exercise price
$1.00 – 4.00	454,664	3.81	$2.93	398,415	$2.86
4.01 – 8.00	1,016,298	5.51	$5.57	764,922	$5.55
8.01 – 12.94	329,000	5.68	$9.47	265,622	$9.48
	1,799,962	5.11	$5.62	1,428,959	$5.53

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price, as well as management’s assumptions. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in the Company’s stock.

The key assumptions used in the valuation model during the nine months ended September 30, 2010 are provided below:

Valuation Assumptions:
Volatility	77.63%
Expected term (years)	4.2
Risk free interest rate	0.99%
Dividend yield	0.00%

NOTE H – INCOME (LOSS) PER SHARE

Basic net income (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net income, we base diluted net income per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

The numerator in calculating both basic and diluted income (loss) per common share for each period is the same as net income (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Common Shares:
Weighted average common shares outstanding	15,078	14,360	15,077	14,228
Dilutive effect of common stock equivalents	285	-	185	-
	15,363	14,360	15,262	14,228

Net income (loss)	$657	$(2,179)	$1,013	$(4,695)

Net income (loss) per common share:
Basic	$0.04	$(0.15)	$0.07	$(0.33)
Diluted	$0.04	$(0.15)	$0.07	$(0.33)

For the three and nine months ended September 30, 2010, the effect of 940,750 outstanding stock options, 287,796 outstanding SARS and 410,627 outstanding warrants, was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and nine months ended September 30, 2009, the effect of 1.9 million stock options and warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

In connection with the acquisition of the assets of Orbit One Communications, the Company issued an additional 1,250,596 shares of the Company’s common stock.  These shares are currently held in escrow for the benefit of Orbit One or Numerex, as their interest may appear in the future, and are not included in the basic and diluted share calculation.  The shares could be released depending on the outcome of the litigation described in Note L.

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

NOTE M – SEGMENT INFORMATION

Segment Information

The Company has two reportable operating segments.  These segments are M2M Services and Other Services.  The M2M Services segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

During the three months ended September 30, 2010, we changed our internal organization structure and internal management reporting to combine all M2M activity into one operating group.  As such, we have recast our reportable segments to conform with our internal reporting structure.  We have integrated our network services and our wire-line security detection hardware and services with our M2M Services segment as they are closely related to our cellular and satellite machine-to-machine communications hardware and services.  Other Services consists of our video conferencing hardware and installation of telecommunications equipment.  We have reclassified financial information for the three and nine months ended September 30, 2009 to conform to the current period presentation.

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

Summarized below are the Company’s unaudited revenues and operating earnings (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net sales:
M2M Services	$14,948	$11,159	$42,046	$35,628
Other Services	457	390	1,278	1,188
	$15,405	$11,549	$43,324	$36,816
Gross profit, exclusive of depreciation and amortization shown separately below:
M2M Services	$6,610	$4,895	$18,368	$15,457
Other Services	256	210	656	631
	$6,866	$5,105	$19,024	$16,088
Operating earnings (loss):
M2M Services	$2,050	$836	$5,449	$1,442
Other Services	(19)	(2)	(104)	(19)
Unallocated Corporate	(1,280)	(1,201)	(4,166)	(3,552)
	$751	$(367)	$1,179	$(2,129)
Depreciation and amortization:
M2M Services	$664	$717	$2,109	$2,035
Other Services	20	3	54	8
Unallocated Corporate	126	159	379	473
	$810	$879	$2,542	$2,516

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are the Company’s unaudited identifiable assets:

(In thousands)	September 30,	December 31
Identifiable assets:	2010	2009
M2M Services	$43,188	$43,739
Other Services	2,558	2,181
Unallocated Corporate	11,305	6,827
	$57,051	$52,747

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, forward-looking statements with respect to our future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we assume no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes. Our SEC reports identify additional factors that can affect forward-looking statement.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2010.

Net sales increased 33% to $15.4 million for the three-month period ended September 30, 2010, as compared to $11.5 million for the three-month period ended September 30, 2009.  Net sales increased 18% to $43.3 million for the nine-month period ended September 30, 2010, as compared to $36.8 million for the nine-month period ended September 30, 2009 primarily as a result of an increase in our service sales.

While our overall business has grown and we believe that our pipeline of future sales opportunities is solid, general economic uncertainty remains and may reduce our future growth.  We have tightened our credit policies in response to the economic climate, in particular to our hardware-only sales, which may impact revenues for the balance of the year but has also reduced our bad debt expense.

We recognized operating income of $751,000 for the three-month period ended September 30, 2010, as compared to an operating loss of $367,000 for the three-month period ended September 30, 2009.  We recognized operating income of $1.2 million for the nine-month period ended September 30, 2010, as compared to an operating loss of $2.1 million for the nine-month period ended September 30, 2009.

We recognized net income of $657,000 for the three-month period ended September 30, 2010, or $0.04 per basic and diluted share, as compared to a net loss of $2.2 million, or ($0.15) per basic and diluted share for the three-month period ended September 30, 2009.  We recognized net income of $1.0 million for the nine-month period ended September 30, 2010, or $0.07 per basic and diluted share, as compared to a net loss of $4.7 million, or ($0.33) per basic and diluted share for the nine-month period ended September 30, 2009.

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

Goodwill and Intangible Assets

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  As of December 31, 2009, we identified four reporting units, 3 of which had associated goodwill.  The four reporting units were M2M Services (which excludes Orbit One LLC), Orbit One LLC (“Orbit One”), BNI and Wireline Services.  The three reporting units with associated goodwill were M2M Services, Orbit One and Wireline Services.  Due to the consolidation of our hardware management and network platforms in late 2008, we no longer maintained separate reporting for Airdesk and M2M Services, and thus combined the Airdesk reporting unit with M2M Services (excluding Airdesk LLC and Orbit One) reporting unit beginning January 1, 2009.  For our 2009 annual impairment test, we used standard modeling techniques to estimate a fair market value for each of the three reporting units containing goodwill.  This included a combination of discounted cash flow models and, where available, the use of public company market comparables in similar industries.  We used historical information, our 2010 business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the nine months ended September 30, 2010, and no events or circumstances occurred that would require us to perform an interim impairment test for these same periods.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of September 30, 2010, a breakdown of our goodwill balance by reporting unit is as follows:

(In thousands)
M2M Services excluding Orbit One Unit	$18,433
Orbit One Unit (part of M2M Services)	4,428
BNI Unit (part of Other Services)	926
Total Goodwill	$23,787

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

Segment Information

During the three months ended September 30, 2010, we changed our internal organization structure and internal management reporting to combine all M2M activity into one operating division.  We now have two reportable operating segments.  M2M Services, which consists of our cellular and satellite machine-to-machine communications hardware and services, and Other Services, which includes our video conferencing hardware and installation of telecommunications equipment.  We have reclassified financial information for the three and nine months ended September 30, 2009 to conform to the current period presentation.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009:

Net Sales

Net sales for our reportable segments for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2010	2009	Change	% change	2010	2009	change	% change
Net Sales:
M2M Services
Hardware	$6,300	$3,810	$2,490	65%	$17,360	$14,154	$3,206	23%
Services	8,648	7,349	1,299	18%	24,686	21,474	3,212	15%
Sub-Total	14,948	11,159	3,789	34%	42,046	35,628	6,418	18%
Other Services
Hardware	194	167	27	16%	419	403	16	4%
Services	263	223	40	18%	859	785	74	9%
Sub-Total	457	390	67	17%	1,278	1,188	90	8%
Total net sales	$15,405	$11,549	$3,856	33%	$43,324	$36,816	$6,508	18%

Net sales from M2M Services segment increased 34% to $14.9 million for the three-month period ended September 30, 2010, as compared to $11.2 million for the three-month period ended September 30, 2009.  Net sales from M2M Services segment increased 18% to $42.0 million for the nine-month period ended September 30, 2010, as compared to $35.6 million for the nine-month period ended September 30, 2009.

Hardware net sales from M2M Services increased 65% to $6.3 million for the three-month period ended September 30, 2010, as compared to $3.8 million for the three-month period ended September 30, 2009.  Hardware net sales from M2M Services increased 23% to $17.4 million for the nine-month period ended September 30, 2010, as compared to $14.2 million for the nine-month period ended September 30, 2009.  The increase in both periods is primarily due to an increase in sales of our cellular and satellite tracking units.

Service net sales from M2M Services increased 18% to $8.6 million for the three-month period ended September 30, 2010, as compared to $7.3 million for the three-month period ended September 30, 2009.  Service net sales from M2M Services increased 15% to $24.7 million for the nine-month period ended September 30, 2010, as compared to $21.5 million for the nine-month period ended September 30, 2009.  The increase in both periods is primarily due to subscription increases which were generated by sales of our security hardware, as well as increased sales of our cellular and satellite tracking units. Our subscriptions at September 30, 2010 increased 31% to 1,120,000, as compared to 843,000 for the nine months ended September 30, 2009.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Net sales from Other Services increased 17% to $457,000 for the three-month period ended September 30, 2010, as compared to $390,000 for the three-month period ended September 30, 2009.  Net sales from Other Services increased 8% to $1.3 million for the nine-month period ended September 30, 2010, as compared to $1.2 million for the nine-month period ended September 30, 2009.

Hardware sales from Other Services increased 16% to $194,000 for the three-month period ended September 30, 2010, as compared to $167,000 for the three-month period ended September 30, 2009.  Hardware sales from Other Services increased 4% to $419,000 for the nine-month period ended September 30, 2010, as compared to $403,000 for the nine-month period ended September 30, 2009. The increase in both periods is primarily the result of sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers.

Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Service net sales from Other Services service revenues increased 18% to $263,000 for the three-month period ended September 30, 2010, as compared to $223,000 for the three-month period ended September 30, 2009.  Service net sales from Other Services service revenues increased 9% to $859,000 for the nine-month period ended September 30, 2010, as compared to $785,000 for the nine-month period ended September 30, 2009.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. The increase in both periods is primarily the result of an increase in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2010	2009	change	% change	2010	2009	change	% change
Cost of Sales:
M2M Services
Cost of hardware sales	$5,032	$3,383	$1,649	49%	$13,956	$12,418	$1,538	12%
Cost of service sales	3,306	2,881	425	15%	9,722	7,753	1,969	25%
Sub-Total	8,338	6,264	2,074	33%	23,678	20,171	3,507	17%
Other Services
Cost of hardware sales	81	66	15	23%	234	174	60	34%
Cost of service sales	120	114	6	5%	388	383	5	1%
Sub-Total	201	180	21	12%	622	557	65	12%
Total cost of sales	$8,539	$6,444	$2,095	33%	$24,300	$20,728	$3,572	17%

Cost of hardware sales from M2M Services segment increased 49% to $5.0 million for the three-month period ended September 30, 2010, as compared to $3.4 million for the three-month period ended September 30, 2009.  Cost of hardware sales from M2M Services segment increased 12% to $14.0 million for the nine-month period ended September 30, 2010, as compared to $12.4 million for the nine-month period ended September 30, 2009.  The increase in both periods is in direct correlation to the increase in M2M Services hardware sales.

Cost of service sales from M2M Services segment increased 15% to $3.3 million for the three-month period ended September 30, 2010, as compared to $2.9 million for the three-month period ended September 30, 2009.  Cost of service sales from M2M Services segment increased 25% to $9.7 million for the nine-month period ended September 30, 2010, as compared to $7.8 million for the nine-month period ended September 30, 2009.  The increase in both periods is primarily the result of an increase in the number of subscriptions to our M2M network.

Cost of hardware sales from Other Services segment increased 23% to $81,000 for the three-month period ended September 30, 2010, as compared to $66,000 for the three-month period ended September 30, 2009.  Cost of hardware sales from Other Services segment increased 34% to $234,000 for the nine-month period ended September 30, 2010, as compared to $174,000 for the nine-month period ended September 30, 2009.  The increase in both periods is primarily due to the increase in Other Services hardware sales.

Cost of service sales for our Other Services segment increased 5% to $120,000 for the three-month period ended September 30, 2010, as compared to $114,000 for the three-month period ended September 30, 2009. Cost of service sales for our Other Services segment increased 1% to $388,000 for the nine-month period ended September 30, 2010, as compared to $383,000 for the nine-month period ended September 30, 2009.  The increase in both periods is primarily due to the increase in Other Services service sales.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Total net sales	$15,405	$11,549	$43,324	$36,816
Total cost of sales	8,539	6,444	24,300	20,728
Gross Profit:	$6,866	$5,105	$19,024	$16,088
Gross Profit %:	44.6%	44.2%	43.9%	43.7%

Gross profit, as a percentage of net sales, remained fairly constant at 44.6% for the three-month period ended September 30, 2010, as compared to 44.2% for the three-month period ended September 30, 2009.  Gross profit, as a percentage of net sales, remained fairly constant at 43.9% for the nine-month period ended September 30, 2010, as compared to 43.7% for the nine-month period ended September 30, 2009.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2010	2009	change	% change	2010	2009	change	% change
Sales and marketing expenses	$1,691	$1,404	$287	20%	$5,238	$4,676	$562	12%
General and administrative expenses	2,673	2,503	170	7%	7,586	8,889	(1,303)	-15%
Engineering and development expenses	888	584	304	52%	2,260	1,743	517	30%
Bad debt expense	53	102	(49)	-48%	219	393	(174)	-44%
Depreciation and amortization	810	879	(69)	-8%	2,542	2,516	26	1%
Operating earnings (loss)	751	(367)	1,118	-305%	1,179	(2,129)	3,308	-155%
Interest expense, net	(44)	(1,781)	1,737	-98%	(62)	(2,471)	2,409	-97%
Other income (expense)	9	-	9	nm	(31)	1	(32)	nm
Income (loss) before income taxes	716	(2,148)	2,864	-133%	1,086	(4,599)	5,685	-124%
Income tax (benefit)expense	59	31	28	90%	73	96	(23)	-24%
Net income (loss)	$657	$(2,179)	$2,836	-130%	$1,013	$(4,695)	$5,708	-122%

Sales and marketing expenses increased 20% to $1.7 million for the three-month period ended September 30, 2010, as compared to $1.4 million for the three-month period ended September 30, 2009.  Sales and marketing expenses increased 12% to $5.2 million for the nine-month period ended September 30, 2010, as compared to $4.7 million for the nine-month period ended September 30, 2009.  The increase for the three-month period is primarily the result of a $119,000 increase in employee related costs, a $108,000 increase in promotional costs and an increase of $37,000 in travel related expenses.  The increase for the nine-month period is primarily the result of a $282,000 increase in employee related costs, a $100,000 increase in promotional costs and an increase of $78,000 in travel related expenses.

General and administrative expenses increased 7% to $2.7 million for the three-month period ended September 30, 2010, as compared to $2.5 million for the three-month period ended September 30, 2009.  General and administrative expenses decreased 15% to $7.6 million for the nine-month period ended September 30, 2010, as compared to $8.9 million for the nine-month period ended September 30, 2009.  The increase for the three-month period is primarily the result of a $170,000 increase in employee related costs.  The decrease for the nine-month period is primarily the result of a $1.0 million decrease in legal fees, a $100,000 decrease in professional service fees and a $200,000 decrease in supplies, telecommunications and facility related costs.

Engineering and development expenses increased 52% to $888,000 for the three-month period ended September 30, 2010, as compared to $584,000 for the three-month period ended September 30, 2009.  Engineering and development expenses increased 30% to $2.3 million for the nine-month period ended September 30, 2010, as compared to $1.7 million for the nine-month period ended September 30, 2009.  The increase for the three-month period is primarily the result of a $125,000 increase in employee related costs a $100,000 increase in professional service fees and a $111,000 increase in expenses related to new product testing and certifications  The increase for the nine-month period is primarily the result of a $229,000 increase in professional service fees, a $115,000 increase in employee related costs and a $105,000 increase in expenses related to new product testing and certifications.

Bad debt expense decreased 48% to $53,000 for the three-month period ended September 30, 2010, as compared to $102,000 for the three-month period ended September 30, 2009.   Bad debt expense decreased 44% to $219,000 for the nine-month period ended September 30, 2010, as compared to $393,000 for the nine-month period ended September 30, 2009.   The decrease in both periods is due to tighter credit controls and increased efficiency in our collection procedures, particularly with regard to our hardware-only customer sales.

Depreciation and amortization expense decreased 8% to $810,000 for the three-month period ended September 30, 2010, as compared to $879,000 for the three-month period ended September 30, 2009.  Depreciation and amortization expense remained constant at $2.4 million for the nine-month period ended September 30, 2010 and 2009.

Interest expense, net decreased 98% to $44,000 for the three-month period ended September 30, 2010, as compared to $1.8 million for the three-month period ended September 30, 2009.  Interest expense, net decreased 97% to $62,000 for the nine-month period ended September 30, 2010, as compared to $2.5 million for the nine-month period ended September 30, 2009.    In January 2010, all outstanding principle and interest were repaid on our outstanding debt, which resulted in decreased interest expense in both periods.

We recorded tax expense of $59,000 for the three-month period ended September 30, 2010, as compared to tax expense of $31,000 for the three-month period ended September 30, 2009.  We recorded tax expense of $73,000 for the nine-month period ended September 30, 2010, as compared to tax expense of $96,000 for the nine-month period ended September 30, 2009.

Liquidity and Capital Resources

We had working capital of $11.0 million as of September 30, 2010 and $9.3 million as of December 31, 2009.  We had cash balances of $9.6 million and $5.3 million as of September 30, 2010 and December 31, 2009, respectively.

The following table shows information about our cash flows and liquidity positions during the nine months ended September 30, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$7,351	$3,692
Net cash used in investing activities	(2,220)	(1,898)
Net cash used in financing activities	(798)	(4,845)
Effect of exchange rate differences on cash	8	10
Net change in cash and cash equivalents	$4,341	$3,041

We provided cash from operating activities totaling $7.4 million for the nine-month period ended September 30, 2010, as compared to $3.7 million for the nine-month period ended September 30, 2009.  The increase was primarily due to the current period net income over the prior period net loss, the increase in accounts payable and decrease in inventory, partially offset by the increase in accounts receivable.

We used cash in investing activities totaling $2.2 million for the nine-month period ended September 30, 2010, as compared to $1.9 million for the nine-month period ended September 30, 2009.   The increase was primarily due to the purchase of intangible and other assets.

We used cash in financing activities totaling $798,000 for the nine-month period ended September 30, 2010, as compared to $4.8 million for the nine-month period ended September 30, 2009.  The decrease is primarily due to the decreased debt principal payments for the nine months ended September 30, 2010.

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

We were in compliance with all financial covenants under the Credit Facility at September 30, 2010 and, as of that date, we had no outstanding borrowings or letters of credit.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2010, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  Except as set forth below, at September 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

None – not applicable.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Removed and Reserved.

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

NUMEREX CORP.
(Registrant)

November 15, 2010	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 15, 2010	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer