Form 10-K
period 2010-12-31
NUMEREX CORP /PA/
filed 2011-03-30
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer     Accelerated filer      Non-accelerated filer ☑    Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the registrant (11,083,077 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2010, was $48,100,554.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 28, 2011, was 15,042,028 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

NUMEREX CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services, including a prolonged deterioration of the housing market; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets,  the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; unexpected costs associated with our continued investments and expansion in international markets; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statement.

PART I.

ITEM 1.  BUSINESS

Overview

Numerex Corp. (“Numerex,” “Company” or “we”) is a provider of a broad spectrum of secure machine-to-machine (M2M) services.  Our subscription-based sales model emphasizes recurring revenues in order to increase our profitability and enhance shareholder value creation.  We have continuously developed technology, networks, and applications towards increasing subscriptions for our services and products.  We believe that simplifying the development and deployment process is an important key to promoting sustainable growth in the M2M industry. Numerex DNA® is our way of combining a device, a network and an application to bring a customer’s M2M solution to life rapidly and easily.  Our goal is to “jumpstart” the application process for our customers, through our foundation application software technology or Numerex FAST®, and to be a single source for M2M products and services, i.e., a “one stop shop.”

M2M is defined as electronic data communications between devices, systems, and people that turns data into useful information across many industries.  At Numerex, we concentrate our efforts on several critical vertical markets:  commercial and residential security, energy and utilities, healthcare, financial services, and government & transportation.  We endeavor to ensure data confidentiality, integrity and availability through the full range of our services.

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

Numerex has developed industry-specific expertise in offering M2M solutions with a host of value added services. We provide value to our customers in removing much of the complexity associated with the design, development, deployment and support of their own M2M solutions so that they can better focus on their primary business objectives and speed time to market.   Generally, our customers serve the final end user such as, for example car and truck drivers or homeowners, as well as industrial users who want to better monitor and control their operational processes.

We continue to look for ways to expand our expertise by entering new vertical sectors conducive to our long-term recurring revenue model. We may choose to enter those sectors organically, through industry partnerships or acquisition.

Our offerings use cellular, satellite, broadband and wireline networks.  We are technology-neutral and utilize a diverse range of manufacturing sources and telecommunications standards.  We emphasize high-margin application-centered offerings, and have repositioned our business to de-emphasize hardware-only selling and focus on solution and service-based contracts.  Our strategy will continue to include the marketing and selling of hardware that results in long-term recurring service revenues.

We have developed an integrating platform resting on the data processing power of the internet (a.k.a “cloud computing”) to provide turnkey solutions, i.e., the complete Numerex DNA, to our customers.  We call this platform Numerex FAST (Foundation Application Software Technology), an open, configurable application development platform, which is akin to a traditional “service bureau” that shortens time to implementation and limits deployment risks.

Numerex Corp is headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania.   The Company was first traded publicly in March 1994 (NASDAQ: NMRX). At the time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” is eventually subsumed by the ‘M2M’ acronym) and served select vertical markets that included alarm security and line monitoring. In November 1999, we sold our wireline business to British Telecommunications PLC (“BT”) in order to focus on our nascent wireless data communications business.

In May 1998, Numerex Corp., BellSouth Corporation and BellSouth Wireless, (which became Cingular in 2001 and AT&T in January 2007, following the merger between BellSouth and ATT in December 2006), completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed. Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico. On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

During this period, we developed a Short Message Service Center (SMSC)-operated service bureau, “Data1Source,” providing SMS-related services to tier 2 and 3 carriers throughout the USA.  While Data1Source was subsequently sold, it helped advance our technical expertise in the digital GSM and CDMA realms, and provided a solid foundation on which to build our current network platforms. In parallel, we expanded our technical platform to serve the mobile tracking and alarm monitoring markets.

At the beginning of 2006, the Company further enhanced its portfolio of wireless products and services through the acquisition of the assets of Airdesk, Inc. Airdesk’s wireless data solutions, network access and technical support have been fully integrated into the Company’s operations.

In 2007, Numerex acquired the assets of Orbit One Communications, Inc., which provides satellite data products and services to government agencies and the emergency service market.

In January 2008, Numerex was awarded the international ISO/IEC 27001:2005 Certification (ISO 27001) by BSI Management Systems. ISO 27001 is ISO’s highest security certification for information security that ensures data confidentiality, integrity and availability every step of the way. The ISO 27001 certification facilitates compliance with an array of information security-related legislation and regulations in Numerex’s target markets such as utilities (NERC CIP Cyber Security mandates), financial services (GLBA and PCI DSS), healthcare (HIPAA), government (FISMA), and across markets (state laws governing security breach notification and Sarbanes Oxley Act).  In January 2011, Numerex completed the three-year ISO 27001 standard re-certification.

In October 2008, Numerex acquired Ublip, a privately-held M2M software and services company headquartered in Dallas, Texas. With this acquisition, Numerex gained an infusion of technology and expertise, including middleware designed to simplify and jumpstart application development and deployment.

Since our inception, we have moved from a product-centric to a solution-centric business.  Due to strong organic growth and strategic acquisitions that added to our core competencies in the M2M space, we have assembled the principal elements of Numerex DNA® (DNA = Device, Network, and Application) that address all critical (sometimes referred to as ‘foundational’) components of the M2M value chain.

NUMEREX’S CORE BUSINESS

Numerex’s products and services are primarily marketed to Fortune 1000 companies, some of them with global needs, and geared towards enterprise and commercial markets. Our vertical markets include security, energy and utilities, transportation, government, financial services, and healthcare. We have several specific sub-vertical market applications connected to our platforms that include real estate, home automation, remote patient monitoring, vehicle tracking and scoring, emergency response, fleet management, document management, logistics, amongst many others. We can address these disparate market needs by leveraging our horizontal platforms, enabling services, and business processes, which are designed to minimize configuration or customization regardless of application, making our business scalable with high operating leverage.

We support a wide range of remote devices and our Global Gateway to Secure M2M™ (GGSM) network platform offers a choice of cellular and satellite options.  With Numerex WorldPass™, which enables the management of M2M smart devices throughout the United States and in over 200 countries with a variety of flexible network plans and easy-to-use single SIM (Subscriber Identity Module) interface and introduced in 2010, all the aspects of international connectivity including any associated regulations, processes and data requirements are handled.

We work with our enterprise customers to develop solutions that meet their M2M business needs. Numerex is an early pioneer in the M2M space and has years of experience in bringing proven processes and tools that make building any M2M solution easier.

We offer an extensive range of products and services that work with our hosted platforms and make integration between smart device, network, and application a seamless process.  From stationary, or ‘static’, solutions that involve monitoring, measuring, and metering applications to asset tracking on a global scale, our team of M2M on-boarding specialists and engineers work to optimize commercialization of a solution.

Our emphasis is on providing secure, real-time device management, network and application platforms monitoring. Numerex’s platforms provide a sound nexus for serving new and emerging M2M markets.  Our extensive network coverage allows us to progressively make our M2M development and deployment capabilities available to a wide range of industries around the world.

Numerex has two primary routes to market: M2M Business Solutions and Distributed Products.  Both are supported by our differentiated infrastructure the main components of which are Numerex DNA® and Numerex FAST™.

Routes to Market

❖	M2M Business Solutions

Numerex’s M2M Business Solutions group, at the core of the Company’s business, provides services designed to help our clients use M2M to address core business problems and create competitive differentiation.  Business services enable the development of efficient, reliable, and secure solutions while simplifying and speeding up deployment through streamlined processes and comprehensive integration services.

Our turnkey and innovative approach to enabling our clients’ M2M solutions as well as the attention we give to specific requirements and circumstances are critical differentiators.

Listening, building and supporting are the guiding principles of our M2M Business Solutions group.  We are focused on enabling our clients’ solutions from end to end through a unique and easy-to-use “6D process”™, that ensures the delivery of an efficient M2M solution cost-effectively:

✓	Discover: We understand the client’s business, challenges, priorities, objectives and requirements
✓	Define: We articulate an efficient solution concept
✓	Design: We transform the concept into a preliminary prototype and prepare quality control and test plans
✓	Develop: We implement the solution and ensure that it is working properly through thorough testing
✓	Deploy: We launch the pilot followed by commercial market roll-out
✓	Defend: We protect and improve the client’s market position and solution performance

❖	Distributed Products

In addition to the business services, we market and unbranded solutions through our M2M Distributed Products group typically to customers with well-defined markets that do not necessarily require a configured or customized solution. These end-user ready solutions are marketed and sold via dealer and distribution channels. Our distributed products have made their way into a myriad of markets, including primarily residential and commercial security, location-based services markets and a number of additional fixed-wireless or “static” applications.

✓	Residential and Commercial Security

Our Uplink suite of ‘white box’ alarm security products are sold “off the shelf” into distribution and to dealers throughout North America. Our security subscriptions grew 22% in 2010. This product suite will continue to diversify into new vertical markets such as banking, tower monitoring, ATMs, and other monitored asset markets, leveraging our existing platforms. In addition, we continue introducing new asset tracking product lines into the same distribution/dealer channels that were traditionally exclusively geared to the alarm security industry.

We offer solutions for residential security, commercial security, home automation & control and offender monitoring.

✓	Location-Based Services (LBS)

LBS is the domain of mobile or communication-on-the-move applications and relies on both cellular and satellite technologies.  Our location-based services are marketed and sold as white box solutions into distribution channels. We have several such asset tracking solutions that are cellular or satellite-based that are carving out market share with specific customers who private label our turn-key solutions for use in their own markets.

Our satellite-based product lines were typically marketed and sold into government markets, but we are now expanding into new commercial markets in emergency services and asset tracking worldwide.  Numerex provides LBS services, both satellite- and cellular-based, for emergency services, asset tracking, intermodal shipping, equipment rental, government contractor, and insurance companies.

✓	Fixed Wireless or “Static” Applications

Numerex provides products and services for telehealth, the remote monitoring and controlling of oil and gas pipelines, liquid tanks, vending machines, sprinkler and drip irrigation, automatic meter reading, advertising billboards; and many other fixed applications and industries.

Differentiated Infrastructure

❖	Numerex DNA®

Numerex DNA integrates all the necessary foundational components, i.e., smart device, cellular and satellite network and software application, of any M2M solution through a single source, rather than requiring customers to utilize multiple vendors and partners.

▪	24x7 Customer Support: An “around-the-clock” support center, or help desk, to provide assistance to customers;

▪
Flexible billing:  Accurate, timely invoices in flexible formats that detail usage per device, and various billing options.  This flexibility is a key differentiator for customers’ end-user billing requirements;

▪	Integration services: Development support to ensure timely and efficient production, the glue which brings together Numerex DNA;

▪	Automated provisioning: Automated, Web-based online provisioning of devices for immediate activation and account management;

▪	Device Management Portal: Designs and sets up customized portals specifically tailored to its customers’ needs;

▪	Network Operations Center: Customers and industry partners receive 24x7x365 network support from our Network Operations Center in Atlanta, Georgia;

▪
Product Certification:   We have assisted numerous clients with the PCS Type Certification Review Board (PTCRB) certification process.  Our experience also includes FCC (Federal Communications Commission), CE (conformity marking for the European Economic Area) and Industry Canada type certifications.  We have efficient processes to provide accurate documentation to the certification testing labs. This expertise extends to the carrier’s certification process for devices using AT&T, Rogers (Canada), Telcel (Mexico), and other carrier networks.  Also, Numerex ‘s Chief Technology Officer is Chairman of the Telecommunications Industry Association (TIA) TR-50 Smart Devices Communications (SDC) engineering committee, which is responsible for developing interface standards for communicating with smart devices used in M2M applications; and

▪
Ancillary services provided at the customer’s discretion:  A host of services aimed at facilitating and enhancing the Company’s customers’ performance such as warehousing, fulfillment, logistics, web-based provisioning and quality assurance.

❖	Numerex FAST®

Numerex FAST® is an open and configurable application development platform.  It is an application stack that provides the customer with all the building blocks necessary for the rapid deployment of an M2M solution.  Numerex FAST enables multiple devices to be connected to multiple wireless networks through a single application.  We offer branding, hosting services, gateway development, extensive device management and application monitoring tools.

The availability of Numerex’s application building blocks for “tunrkey” use or assembly into more customer-specific solutions allows any developer to quickly build a branded web-based application.

Our network features include automatically detected international roaming service, granular fraud detection, low latency, and guaranteed SMS delivery.

➢	M2M-related Standards at Numerex

At the beginning of 2011, Numerex completed the three-year full ISO/IEC 27001:2005 information security standard re-certification. The original certification was registered on January 17, 2008.  The continuation of the registration was achieved after a thorough re-assessment of the existing certification by a leading global independent business services organization.  Our dedication to information security has been and continues to be a critical and strong driver of our growth.

In parallel, we believe that sharing our M2M expertise with international groups and forums focused on standards and the industry’s growth is mutually beneficial.  In this regard, our Chief Technology Officer, Dr. Jeffrey O. Smith, was elected Chair of Telecommunications Industry Association (TIA) TR-50 Standards Committee on Smart Device Communications in February 2010.  He also was appointed at a key international standardization meeting in Beijing China, in September 2010, Convenor of the Global Standards Collaboration (GSC) M2M Standardization Task Force (MSTF), which includes all major Standards Developing Organizations from around the world. The goal of the GSC MSTF is to foster global coordination and harmonization in the area of M2M standardization.

➢	Sales, Marketing and Distribution

Numerex primarily employs an indirect sales model for its distributed products through private label/OEM agreements, channel partners, system integrators, and VARs (collectively referred to in some cases as “industry partners”). We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink product suite.

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

Numerex’s M2M business solutions are marketed and developed to, with and through wireless carriers, professional service firms and large end-user enterprises.

NUMEREX’S NON-CORE BUSINESS: DIGITAL MULTIMEDIA AND NETWORKING

Numerex’s primary focus is the rapid development and deployment of M2M solutions, as described above.   We continue to offer products and services to certain customers in Digital Multimedia education, networking integration and wireline data communications.   These products and services currently comprise about 2% of our revenue base and are managed as a single business group.

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

➢	Sales and Marketing

Our digital multimedia products and services are marketed through a combination of system integrators and VARs.   Our networking products are sold and marketed under the Digilog brand. Distribution is focused on wireless and wireline telecommunications companies through system integration agreements with a number of suppliers of telecommunications and monitoring equipment and services.

NUMEREX BUSINESS ENVIRONMENT

➢	Key Customers

We have no single customer that accounts for more than 10% of our total revenue.

➢	Suppliers

We rely on third-party contract manufacturers and wireless network operators/ carriers, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products, and to provide the underlying network service infrastructure that we use to support our M2M data network, respectively.

➢	Competition

We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do.   As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the wireless and security industries could enter the markets in which we compete and further intensify competition.   In addition, we believe price competition may become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

Several businesses that share our M2M space can be viewed as competitors, such as application service providers, Mobile Virtual Network Operators (MVNOs), system integrators, and wireless operators/ carriers that offer a variety of the components and services required for the delivery of complete M2M solutions.  Numerex believes it has a competitive advantage and is uniquely positioned as an M2M service provider since it provides all of the key components of the M2M value chain, including enabling hardware, multiple wireless technologies and custom applications, and wireless network services.  We market and sell complete network-enabled solutions, or individual components, based upon the specific needs of the customer.  Most of the companies in the industry offer only one or several components of the M2M value chain.  Some module manufacturers have started to market application development platforms while other M2M players offer airtime services, making available to their customers integration capabilities.  In addition, there is also a limited number of companies offering end-to-end service delivery platforms.

We believe that our current M2M services, combined with the continuing development of our network offerings and technology, positions us to compete effectively with emerging providers of M2M solutions using Global System for Mobile Communications (GSM), Code Division Multiple Access (CDMA) and satellite technology. Other potentially competitive offerings may include “wireless fidelity” (Wi-Fi), World Interoperability for Microwave Access (WiMAX) and other 3G and 4G (third and fourth generations of cellular wireless standards) technologies and networks.  We believe that principal competitive factors when selecting an M2M service or network-only provider are a single interface, network reliability, data security, and customer support.

We believe that our M2M service platforms, our network gateways, together with competitive pricing, end-to-end solution offerings, a ‘single source’ approach to the M2M market, extensive experience and intellectual property, positions Numerex favorably versus its competition. However, education about the M2M possibilities still remains a hurdle to overcome, which has recently been lowered by the added awareness received from the renewed interest in M2M from wireless carriers and other industry leaders such as IBM and Cisco.

Our Uplink security products and services have three primary competitors in the existing channels of distribution — Honeywell’s AlarmNet, Telular’s Teleguard and DSC, the security division of TYCO.  We believe that the principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc.   Additional competitors have entered the market in the last several years with a focus on blending security monitoring and home automation.  These products and services are targeted for the do-it-yourself market as opposed to traditional security dealers.  Several companies offer OEM versions or include alarm monitoring technology and network services provided by Numerex.

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

The market for our technology and platforms remains characterized by rapid technological change. The principal competitive factors in this market continue to be product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions. The ability to provide wireless network service, wireless radios, device and modem technology, and end-to-end solutions -- including integration, network and service management -- has set Numerex apart from the competition. We believe that our strategic agreements with quality technology partners will help us provide efficient and ready-to -implement M2M solutions.

➢	Engineering and Development

The accelerated introduction by competitors of new products, technologies, and applications in our markets could adversely affect our business. Our success will depend, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.  Our engineering and development expenses were $3.1 million for the year ended December 31, 2010, as compared to $2.4 million for the year ended December 31, 2009 and $2.2 million for the year ended December 31, 2008.

We continue to invest in new services and improvements to our various technologies, especially networks and digital fixed and mobile solutions. We primarily focus on the development of M2M services and enabling platforms, enhancement of our gateway and network services, reductions in the cost of delivery of our network services and solutions, and enhancements and expansion of our application capabilities.   We have concentrated on providing customers with industry-benchmark offerings that go beyond the network requirement. Prudent integration of new digital and Web technology into our businesses is an active and ongoing process.

➢	Product Warranty and Service

Our M2M communications business typically provides a limited, one-year repair or replacement warranty on all hardware-based products. Our digital multimedia business typically provides a limited one-year warranty on parts and labor. Our networking business provides a limited one- or two-year repair or replacement warranty on all telecommunications networking hardware products. In addition, a help desk and training support is offered to users of telecommunications networking products. To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

➢	Intellectual Property

We hold patents either directly (under Numerex Corp.) or through our subsidiaries covering the technologies we have developed in support of our product and service offerings in the United States and various other countries.  Patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995.  Our patents expire between June 11, 2013 and September 30, 2028.  It is our practice to apply for patents as we develop new technologies, products, or processes suitable for patent protection.  No assurance can be given about the scope of the patent protection.

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

While our competitive position could be affected by our ability to protect our intellectual property and proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position.

➢	Regulation

Federal, state, and local telecommunications laws and regulations have not posed any significant impediments to either the delivery of wireless data signals/messaging or services using our various platforms. However, we may be subject to certain governmentally imposed taxes, surcharges, fees, and other regulatory charges, as well as new laws and regulations governing fixed and mobile communications devices, associated services, our business and markets.   As we expand our international sales, we may be subject to telecommunications regulations in those foreign jurisdictions.

Employees

As of March 15, 2011, we had 125 employees in the U.S., consisting of 29 in sales, marketing and customer service, 59 in engineering and operations and 37 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements.  We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 31, 2011, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	57	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	56	Chief Operating Officer
Alan B. Catherall	57	Chief Financial Officer
Louis Fienberg	56	Executive Vice President, Corporate Development
Jeff Smith, PhD	50	Chief Technology Officer

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

We have had mixed success with regard to generating profits. We incurred losses in 2008, 2009, and 2010 after being profitable from 2005-2007. Prior to 2005, we had net operating losses in each year dating back to 1998. In view of our operating costs, and given all other risk factors discussed herein, we may not be profitable in the future.

Adverse macroeconomic conditions could magnify our customers’ and suppliers’ current financial difficulties.

We furnish hardware solutions and services that are resold by our customers – wholesalers, value-added resellers, and other distributors. Many of our customers operate on narrow margins and have been adversely affected by current overall economic conditions. Current economic conditions are negatively impacting demand for our customers’ solutions resulting in reduced demand on the part of our customers for our hardware solutions and services. Our customers are also facing higher financing and operating costs. If current economic conditions worsen, we may experience both a decrease in revenues and an increase in expenses, particularly expenses relating to bad debt on the part of our customers. In particular, we anticipate that a continued slowdown in the number of new housing starts will impair sales of our residential alarm monitoring solutions. If overall conditions worsen significantly, residential and commercial consumers may also decide to cancel wireless monitoring services in an effort to eliminate expenses viewed as discretionary or non-critical. Similarly, a decline in vehicle sales associated with an overall economic downturn would negatively impacts sales of our vehicle tracking solutions. All of these and other macroeconomic factors could have a material adverse effect on demand for our hardware solutions and services and on our financial condition and operating results. We also may have difficulty identifying financially secure suppliers, thereby affecting our ability to bring new hardware solutions and services to market. We are also likely to experience greater pressure to reduce pricing and accept lower margins as we compete for customers subject to similar constraints on their pricing and margins. While our largest customers have been less affected by the current economy, if current adverse economic conditions persist or worsen, those customers could begin to be affected in a similar manner.

We operate in new and rapidly evolving markets where rapid technological change can quickly make hardware solutions and services, including those that we offer, obsolete.

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M wireless data communications field, in particular, is currently undergoing profound and rapid technological change. The introduction of unanticipated new technologies by carriers, or the development of unanticipated new end use applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements.

Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

The markets in which we operate are highly competitive, and we may not be able to compete effectively.

We sell our products in intensely competitive markets.  Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do.  Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets.  As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the M2M industry, could enter the markets in which we compete and further intensify competition.  In addition, we believe price competition could become a more significant competitive factor in the future.   As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

Failure of our new hardware solutions and services to gain market acceptance would impede our growth.

Over the past several years, among many initiatives, we have introduced a system enabling alarm signals to be transmitted digitally over the cellular network to central monitoring stations; a cellular and GPS-based vehicle tracking solution; satellite-based asset monitoring and tracking solutions; a multimedia videoconferencing solution, enhanced “back end” services and enhanced application development capabilities. If these hardware solutions and services, or any of our other existing hardware solutions and services, do not perform as expected, or if our sales are less than expected, our business may be adversely affected.

We experience long sales cycles for some our hardware solutions and services.

Certain of our product offerings, are subject to long sales cycles in view of the need for testing of our hardware solutions and services in combination with our customers’ applications and third parties’ technologies, the need for regulatory approvals and export clearances, and the need to resolve other complex operational and technical issues. For example, in the government contracting arena in particular, longer sales cycles are reflective of the fact that government contracts can take months or longer to progress from a “request for proposal” to a finalized contract document pursuant to which we are able to sell a finished product or service. Terms and conditions of sale unique to the government sector may also affect when we are able to recognize revenues.  Delays in sales could cause significant variability in our revenue and operating results for any particular period. For that reason, quarter-over-quarter comparisons of our financial results may not always be meaningful..

If we are unable to provide our suppliers with accurate forecasts of our needs, our margins will be adversely impacted.

We are contractually obligated to provide our manufacturers and network service providers with forecasts of our demand for components of our hardware solutions and network capacity. Specific terms and conditions vary by contract, however, if our forecasts do not result in the production of a quantity of units or network capacity sufficient to meet demand we may be subject to contractual penalties under some of our contracts with our customers. By contrast, overproduction of units based on forecasts that that overestimate demand could result in an accumulation of excess inventory that, under some of our contracts with our customers, would have to be managed at our expense thus adversely impacting our margins. Excess inventory that becomes obsolete or that we are otherwise unable to sell would also be subject to write-offs resulting in adverse affects on our margins.

We are dependent on a number of manufacturers and telecommunications carriers, the loss of any one of which could adversely impact our ability to supply or service our customers.

The loss or disruption of key telecommunications infrastructure services and key wireless network services supplied to the Company would unfavorably impact our ability to adequately service our customers. Our long-term success depends on our ability to operate, manage, and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. Furthermore, our network operations are dependent on third parties. If we experience technical or logistical impediments to our ability to transfer traffic onto our network, fail to generate additional traffic on our network, or if we experience difficulties with our third party providers, we may not achieve our revenue goals or otherwise be successful in growing our business. We outsource the manufacturing of our hardware solutions to independent companies located in the United States and overseas and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of the manufacture of our hardware solutions could harm our ability to provide our hardware solutions to our customers and, consequently, could have a material adverse effect on our business and operations. The manufacture of our hardware solutions requires specialized know-how and capabilities possessed by a limited number of enterprises. Consequently, we are reliant on just a few suppliers for the manufacture of key hardware solutions and product components. If a key supplier experiences production problems or financial difficulties, we may not be able to obtain enough units to meet demand, which could result in failure to meet our contractual commitments to our customers, further causing us to lose sales and generate less revenue. If any of our hardware solutions or product components contain significant manufacturing defects that the existing manufacturer or supplier is unable to resolve, we could also have difficulty locating a suitable alternative manufacturer or supplier. Related efforts to design replacement hardware solutions or product components could also take longer and prove costlier than planned, resulting in a material adverse impact on our financial condition and operating results.

The loss of a few key technical personnel could have an adverse affect on us in the short-term.

Due to the specialized knowledge and skills each of our executive officers and other key employees possesses with respect to the development and maintenance and our operations, the loss of service of any of our officers.  Any unplanned turnover could diminish our institutional knowledge base and erode our competitive advantage.  We may need to hire additional personnel in the future, and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.

Our hardware solutions and services experience quality problems from time to time that can result in decreased sales and operating margin.

Our hardware solutions and services, and the applications they support, are complex. While we test our hardware solutions and services, they may still have errors, defects, or bugs that we find only after commercial production has begun. In the past, we have experienced errors, defects, and bugs in connection with new hardware solutions and services. Our customers may not purchase our hardware solutions and services if they have reliability, quality, or compatibility problems. Furthermore, product errors, defects, or bugs could result in additional development costs, diversion of resources from our other development efforts, claims by our customers or others against us, or the loss of credibility with our current and prospective customers. Historically, the time required for us to correct defects has caused delays in product shipments and resulted in lower than expected revenues. Significant capital and resources may be required to address and fix problems in new hardware solutions and services. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on our financial condition and operating results.

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

If a problem occurs on our network, it may be difficult to identify the source of the problem due to the overlay of our network with cellular, and/or satellite networks and our network’s reliance on those other networks. The occurrence of hardware or software errors, regardless of whether such errors are caused by our hardware solutions or services, or our internal facilities, may result in the delay or loss of market acceptance of our solutions, and any necessary revisions may result in significant and additional expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition, or operations. Given our dependence on cellular, and satellite telecommunications service providers, risks specific or unique to their technologies, i.e., the loss or malfunction of a satellite or satellite ground station, should also be viewed as having the potential to impair our ability to provide services.

A natural disaster or other weather events could diminish our ability to provide service and our revenues may be impacted by weather patterns.

Natural or other disasters including, without limitation, hurricanes, tornadoes, earthquakes, or solar flares could damage or destroy both our primary and secondary facilities , which may result  in a  significant  disruption of service to our customers. In particular, our Numerex FAST® architecture is, at present, not fully supported by redundant systems. We may also be unable, due to loss of personnel or the inability of personnel to access our facilities, to provide some services to our customers for a period of time. In addition, even if our facilities are not affected by natural disasters, our service could be disrupted if a natural disaster damages the third party cellular or satellite networks we are interconnected with. Further, in the event of an emergency, the telecommunications networks that we rely upon may become capacity constrained or preempted by governmental authorities. With respect to our satellite-based asset tracking unit in particular, sales may be influenced by weather patterns. For example, if government agencies and emergency responders anticipate a relatively “mild” storm season, they buy fewer of our units for deployment in support of disaster response operations.

We may require additional capital to fund further development, and our competitive position could decline if we are unable to obtain additional capital, or access the credit markets.

To address our long-term capital needs, we intend to continue to pursue strategic relationships that would provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may seek to raise capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock.

Our Loan and Security Agreement with Silicon Valley Bank, or SVB, contains financial and operating restrictions that may limit our access to credit.  If we fail to comply with covenants in the SVB Credit Facility, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity.

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

We are subject to risks associated with laws, regulations and industry-imposed standards related to fixed and mobile communications devices and associated services.

Laws and regulations related to fixed and mobile communications devices and associated services are extensive, vary by jurisdiction, and are subject to change. Such changes, could include, without limitation, restrictions on the production, manufacture, distribution, and use of communications devices, restrictions on the ability to port devices and associated services to new carriers’ networks, requirements to make devices and associated services compatible with more than one carrier’s network, or restrictions on end use could, by preventing us from fully serving affected markets, have a material adverse effect on our financial condition and operating results.

In particular, communication devices we sell, or which our customer wish us to support, are subject to regulation or certification by governmental agencies such as the Federal Communications Commission (FCC), industry standardization bodies such as the PCS Type Certification Review Board (PTCRB), and particular wireless network carriers for use on their networks. The procedures for obtaining required regulatory approvals and certifications are extensive and time consuming, and can  require us to conduct additional testing requirements, makes modifications to our hardware solutions and services, or delay in product launch and shipment dates, which could have a material adverse effect on our financial condition and operating results.

Changes in domestic tax regulations could affect our results.

The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations could impose costs on us that we are unable to fully recover.

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

An increasing portion of our future revenue, in particular the revenue deriving from our sale of satellite-based tracking solutions, may be derived from contracts with the U.S. government, state governments, or government contractors  Those contracts are subject to uncertain funding.

The funding of government programs is uncertain and, at the federal level, is dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for programs supporting by our offerings will continue. In particular, a significant portion of our revenues from the sale of satellite-based tracking solutions through our location-based services division has been derived from sales made by us indirectly as a subcontractor to a prime government contractor that has the direct relationship with the U.S. government.  If the prime contractor loses business with respect to which we serve as a subcontractor, our government business would be hurt. We also maintain a Federal Supply Schedule with the General Services Administration under which we do business directly with the U.S. government. If we, as the prime contractor, were to lose some or all of such business, our revenues derived from the sale of satellite-based tracking solutions would suffer as a result.

Our operating results may be negatively affected by developments affecting government programs generally, including the following:

•	changes in government programs that are related to our hardware solutions and services;
•	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;
•	changes in political or public support for programs;
•	delays or changes in the government appropriations process; and
•	delays in the payment of invoices by government payment offices and the prime contractors.

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations. For example, many of the ultimate consumers of our PowerPlay™ hardware and services are elementary and secondary schools that pay for their purchases with funding that they receive through the Schools and Libraries Program (commonly known as the “E-Rate Program”) of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the FCC. Demand for hardware solutions and services under the E-Rate Program is very difficult to predict and changes in the program itself could also affect demand.

Government contracts contain provisions that are unfavorable to us.

Government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

•	Terminate existing contracts for convenience, as well as for default,
•	Reduce or modify contracts or subcontracts,
•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable,
•	Decline to exercise an option to renew a multi-year contract,
•	Claim rights in our hardware solutions and services,
•	Suspend or debar us from doing business with the federal government or with a governmental agency, and
•	Control or prohibit the export of our hardware solutions and services.

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

Agreements with government agencies may lead to regulatory or other legal action against us including, without limitation, claims against us under the Federal False Claims Act or other federal statutes. These claims could result in substantial fines and other penalties.

We must comply with a complex set of rules and regulations applicable to government contractors and their subcontractors. Failure to comply with an applicable rule or regulation could result in our suspension of doing business with the government or with the prime government contractors that do business with or cause us to incur substantial penalties. Our agreements with the U.S. government are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions.  Private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government.  These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per claim on the basis of the alleged claims. Prosecutions, investigations or qui tam actions could have a material adverse effect on our liquidity, financial condition and results of operations. Finally, various state false claim and anti-kickback laws also may apply to us. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect our business.

We may not be aware of certain foreign government regulations.

Because regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware.  If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.  We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our hardware solutions and services. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

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

Risks Related to Intellectual Property

The loss of intellectual property protection both U.S. and international could have a material adverse effect on our operations.

Our future success and competitive position depend upon our ability to obtain and maintain intellectual property protection, especially with regard to our core business. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology. Our services are highly dependent upon our technology and the scope and limitations of our proprietary rights therein. If our assertion of proprietary rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected. In order to protect our technology, we rely on a combination of patents, copyrights, and trade secret laws, as well as certain customer licensing agreements, employee and customer confidentiality and non-disclosure agreements, and other similar arrangements. Loss of such protection could compromise any advantage obtained and, therefore, impact our sales, market share, and results. To the extent that our licensees develop inventions or processes independently that may be applicable to our hardware solutions and services, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these persons or their full-time employers. We could be required to make payments to the owners of these inventions or processes, in the form of either cash or equity, or a combination of both.

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

Many of our hardware solutions and services are designed to include third-party intellectual property, and in the future we may need to seek or renew licenses relating to such intellectual property. Although we believe that, based on past experience and industry practice, such licenses generally can be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our hardware solutions and services, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

Our competitors may obtain patents that could restrict our ability to offer our hardware solutions and services, or subject us to additional costs, which could impede our ability to offer our hardware solutions and services and otherwise adversely affect us. We may, from time to time, also be subject to litigation over intellectual property rights or other commercial issues.

Several of our competitors have obtained and can be expected to obtain patents that cover hardware solutions and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all patents containing claims that may pose a risk of infringement by its hardware solutions and services. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, we cannot evaluate the extent to which our hardware solutions and services may infringe on future patent rights held by others.

Even with technology that we develop independently, a third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our hardware solutions and services. Furthermore, because of technological changes in the M2M industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our hardware solutions, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is significant business risk, and some entities are pursuing a litigation strategy the goal of which is to monetize otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing such rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain hardware solutions and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on our financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

Risks Related to Our Common Stock and Ownership Structure

Because our stock is held by a relatively small number of investors and is thinly traded, it may be more difficult for shareholders to sell our shares or buy additional shares when they desire and share prices may be volatile.

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

The exercise or conversion of outstanding options, stock appreciation rights and warrants into common stock will dilute the percentage ownership of our other shareholders and the sale of such shares may adversely affect the market price of our common stock.

As of February 28, 2011, there are outstanding options, stock appreciation rights and warrants to purchase an aggregate of approximately 2.5 million shares of our common stock and more options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants.  We may issue additional warrants in connection with acquisitions, borrowing arrangement or other strategic or financial transactions.  The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

The structure of our company limits the voting power of our stockholders and certain factors may inhibit changes in control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 28.5% of our outstanding common stock.  These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

All of our facilities are leased.  Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	M2M Services and Principal Executive Office	31,526	2012
Warminster, Pennsylvania	M2M Services and Other Services	18,000	2011
Bozeman, Montana	M2M Services	5,060	2011
State College, Pennsylvania	Other Services	10,788	Month to Month
Addison, Texas	M2M Services	3,000	2011
Reston, VA	M2M Services	3,416	2012

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

Item 3.  Legal Proceedings.

As determined on December 31, 3010 and as previously reported in a Current Report on Form 8-K filed on January 13, 2011, on January 7, 2011, we amended that certain Asset Purchase Agreement by and among the Company, Orbit One Communications, LLC and Orbit One Communications, Inc., originally dated as of July 31, 2007 (the “Amendment”).  The Amendment addresses disputes (which disputes have been previously reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K) that arose among the parties, including former Orbit One stockholders David Ronsen, Scott Rosenzweig, and Gary Naden, regarding the proper measurement for a portion of the purchase price and agreeing to a final purchase price adjustment.   In connection with the Amendment, the parties to the Amendment agreed to dismiss, with prejudice, all lawsuits pending between them.

The net adjustment to the final purchase price totaled approximately $1.7 million, after giving effect to the return of approximately $573,000 from the escrow to the Company.  In addition, we repurchased 320,833 shares of our common stock, held in escrow for the benefit of the sellers, for approximately $2.9 million based on a price per share equal to the closing trading price on the effective date of the Amendment.  The 320,833 shares had been deemed “earned” under the terms of the earn-out in the Asset Purchase Agreement and were considered outstanding for financial reporting purposes (See Note P for more information).

Item 4.  Removed and Reserved.

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

Fiscal 2010	High	Low
First Quarter (January 1, 2010 to March 31, 2010)	$4.69	$4.01
Second Quarter (April 1, 2010 to June 30, 2010)	5.08	4.18
Third Quarter (July 1, 2010 to September 30, 2010)	6.22	4.10
Fourth Quarter (October 1, 2010 to December 31, 2010)	9.77	5.75

Fiscal 2009	High	Low
First Quarter (January 1, 2009 to March 31, 2009)	$4.00	$1.71
Second Quarter (April 1, 2009 to June 30, 2009)	5.60	2.91
Third Quarter (July 1, 2009 to September 30, 2009)	5.75	4.48
Fourth Quarter (October 1, 2009 to December 31, 2009)	5.10	3.95

On March 28, 2011, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $9.42 per share.

As of March 28, 2011, there were 55 holders of record of our Common Stock, approximately one beneficial shareholder and 15,042,028 shares of Common Stock outstanding.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2005, the last trading day before the beginning of the Company’s five preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

SHAREHOLDER VALUE AT YEAR END
	2005	2006	2007	2008	2009	2010
NMRX	100.00	199.15	174.42	76.96	90.91	182.77
NASDAQ US Index	100.00	109.52	120.27	71.52	102.90	120.31
NASDAQ Telecom Index	100.00	127.75	139.71	79.37	117.97	122.52

Item 6.  Selected Consolidated Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes contained in “Item 8.  Financial Statements and Supplementary Data” and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of future results.

The following financial information was derived using the consolidated financial statements of Numerex Corp.  The table lists historical financial data of the Company for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues	$58,243	$50,836	$72,319	$68,004	$52,788
Gross profit	25,657	22,348	25,420	23,407	18,922
Litigation settlement and related expenses	3,025	1,637	2,092	-	-
Goodwill and long-lived asset impairment	-	-	5,289	-	2,140
Operating income (loss)	(400)	(1,656)	(6,389)	2,500	1,674
Provision (benefit) for income taxes	(144)	285	3,047	728	(2,950)
Net income (loss)	(380)	(5,829)	(10,975)	440	4,103
Earnings (loss) per common share (diluted)	(0.03)	(0.40)	(0.78)	0.03	0.32

Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$10,516	$5,306	$8,917	$7,425	$20,384
Total Assets	57,146	52,747	62,506	74,098	66,394

Total Debt and capital lease obligations (short and long term)	684	523	10,746	10,683	14,337
Shareholders' equity	42,718	42,037	40,394	46,865	41,420

Cash Flow Data
Net cash provided by (used in) operations	$8,564	$5,089	$8,359	$(3,305)	$2,663

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward Looking Statements” on page 4 for a discussion of the uncertainties, risks and assumptions associated with these statements.  You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Section 1A of this Annual Report on Form 10-K.

Overview

We are a machine-to-machine (M2M) data communications, technology and solutions business.  We combine our network services, hardware and applications development capabilities to create packaged and custom designed M2M solutions for customers across multiple market segments.

Fiscal year 2010 represented an increase in revenues over 2009.  Full year revenues of $58.2 million increased $7.4 million, or 14.6%, from 2009.  This increase was primarily the result of a 17% increase in hardware revenue and a 13% increase in service revenue.

Gross margin was 44.1% for 2010 and 44.0% for 2009.

Fiscal year 2010 overhead, excluding the litigation settlement and related expenses, includes selling, general and administrative (SG&A) costs, as well as engineering and development expenses and bad debt costs, was $23.0 million or $664,000 higher than 2009.  The increase was primarily related to a $545,000 increase in employee related expenses a $215,000 increase in professional fees and a $229,000 increase in expenses related to new product testing and certifications.  These increases were partially offset by a $325,000 decrease in bad debt expense.

While our overall business has grown and we believe that our pipeline of future sales opportunities is solid, general economic uncertainty remains and may reduce our future growth.  We have tightened our credit policies in response to the economic climate, in particular to our hardware-only sales, which may impact revenues but this has also reduced our bad debt expense.

The following is a discussion of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2010, 2009 and 2008.

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

In the case of revenue derived from maintenance services we recognize revenue ratably over the contract term. In certain instances we may, under an appropriate agreement, advance charge for the service to be provided. In these instances we recognize the advance charge as deferred revenue (classified as a liability) and release the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed. Our revenues in the consolidated statement of operations are net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the service or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances we recognize the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and release the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

Our arrangements do not generally include acceptance clauses. However, for those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of ASC Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality.  The majority of our elements meet this definition, and therefore we follow the guidance in ASC Subtopic 605-25 to determine the amount to allocate to each element.  The guidance in ASC Subtopic 605-25 provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence (“TPE”), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE.

For transactions including multiple deliverables where software elements do not function together with hardware to provide an element’s core functionality, we follow the guidance in ASC Subtopic 985-605, as amended by ASU 2009-14, which requires the establishment of VSOE, to determine whether the transaction should be accounted for as separate elements and the amount to allocate to each element.

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

Valuation of Goodwill and Long-lived Assets

Goodwill and certain intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in our fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We concluded that we had six reporting units at December 31, 2010, three of which had associated goodwill.  All of our goodwill was associated with these three reporting units.  The reporting units with goodwill were Wireless (excluding Orbit One), Orbit One (Satellite), and BNI Service.  The reporting units not containing associated goodwill were BNI Product, Digilog and DCX.  There was a change in the number of total reporting units from 2009 as the BNI reporting unit was split into two reporting units due to changes in management structure and reporting.  The BNI Services reporting unit is associated with the M2M Services segment and the BNI Product is associated with the Other Services segment.  All the goodwill previously associated with the BNI reporting unit was allocated to the BNI Services reporting unit as this is where we believe the benefit from the goodwill is received, as defined by ASC 350. Additionally, the majority of the old BNI reporting unit assets were associated with this reporting unit, thus leaving an immaterial amount of the old reporting unit’s assets with the BNI Product reporting unit.   For our 2010 annual review, we used discounted cash flow models to estimate fair market value of these reporting units.  We used historical information, our 2011 business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the twelve months ended December 31, 2010.   We settled the litigation over the purchase of the Orbit One reporting unit in December which would be considered a triggering event requiring interim impairment tests, however, this event occurred when we perform our annual impairment test, thus only one impairment test was performed.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of December 31, 2010, a breakdown of our goodwill balance by reporting unit is as follows:

(In thousands)
M2M Services excluding Orbit One Unit and BNI Service Unit	$18,433
Orbit One Unit (part of M2M Services)	4,428
BNI Service Unit (part of M2M Services)	926
Total Goodwill	$23,787

During 2010, we did not record a goodwill impairment charge.

For our M2M Services (excluding Orbit One LLC) reporting unit, we use a discounted cash flow model to determine the fair value and an 18% discount rate, as this reporting unit’s risks mirror that of the Company as a whole.  Our historical revenue growth rate averaged 15% over the past five years.   We used this same growth rate through the forecast period as we expect the market to continue strong growth.  We expect our average margins over the forecast period to remain at the historical five year average of 43% for this reporting unit.  The growth rates used for SG&A and R&D are expected to be lower than that of our historical growth rates as we built out a new internal service sales team which would not occur in future periods.  Depreciation and amortization and capital expenditures are higher than historic run rates as we expect it to be necessary to maintain the projected growth rates.  We used the projected revenue growth rates to project accounts receivable and inventory and used historical accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2010, a hypothetical reduction in the fair value of  our M2M Services (excluding Orbit One LLC) reporting unit of  53.7% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 18%, or our cumulative projected profitability would have to decrease by 39%.  An 8.7% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

We believe that our cash flow analysis was appropriate as our projections took the present challenging economic environment into account and are consistent with our current operating results.

 In our Orbit One reporting unit, we used a discounted cash flow model.  We used an 18% discounted rate as this reporting unit’s risks mirrored that of the Company as a whole.  A combination of existing contractual agreements and targeting of specific industries is used to determine the first year’s revenue growth rate, the following years’ revenue growth rates are based on expected industry growth rates.  The average margins over the forecast period are projected to increase as higher margin service revenues are expected to make up a greater portion of the total revenues than lower margin hardware sales.  SG&A expenses are forecasted to increase in the first year as the result of a build out of necessary sales support to meet projected revenue targets, then the SG&A growth are expected to moderate for the balance of the forecast period.  Depreciation and amortization and capital expenditures are kept at historic run rates.  We used the revenue growth rate to project accounts receivable, used historical inventory as a percentage of cost of sales and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2010, a hypothetical reduction in the fair value of  our Orbit One LLC reporting unit of  39% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 11%, or our cumulative projected profitability would have to decrease by 31%.  A 4.5% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

In our BNI Service reporting unit, we used a discounted cash flow analysis to determine the fair value.  In September 2010 we won a new multi-year contract (EAGLE-net) to provide networking support and maintenance for Colorado’s new project to provide high-speed network services to school districts, libraries and community institutions across the state.   The projections for this reporting unit are heavily based on this contract along with the reporting unit’s traditional network services.   We used 18% discount rate as this reporting unit’s risks mirrored that of the Company as a whole.  Revenue growth rates averaged 23% over the forecast period which is primarily driven by the Eagle-net project.   Ongoing network service revenues were grown at 4% over the forecast period.  The average margins over the forecast period are projected to decline as lower margin hardware revenues are expected to make up a greater portion of the total revenues than higher margin service sales.  SG&A expenses are forecast to increase in order to support the Eagle-net project.  Depreciation and amortization and capital expenditures are kept at historic run rates as they are not expected to be impacted by the project.  We used historical accounts receivable as a percentage of sales, our sales growth rate for inventory and accounts payable as a percentage of cost of sales to determine the projected changes in working capital requirements.  The combination of all these factors determined our cash flow growth rates.

Based upon our goodwill impairment analysis conducted in the fourth quarter of 2010, a hypothetical reduction in the fair value of  our BNI Services reporting unit of  61% , would have resulted in the carrying value of the reporting unit exceeding its fair value and thus require a Step 2 analysis and possible impairment.  Over the forecast period, this means that our cumulative projected revenues would have to decrease by 23%, or our cumulative projected profitability would have to decrease by 47%.  A 22% increase to the discount rate that we applied also would have resulted in the carrying value of the reporting unit exceeding its fair value.

Additionally, the sum of the fair value of all our reporting units was less than our market capital at December 31, 2010, indicating that our projections were reasonable and not aggressive.

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

	For the years ended December 31,			2010 vs. 2009	2009 vs. 2008
(in thousands, except per share amounts)	2010	2009	2008	% Change	% Change
Net sales:
M2M Services
Hardware	$23,285	$19,756	$42,340	17.9%	-53.3%
Service	33,423	29,427	27,764	13.6%	6.0%
Sub-total	56,708	49,183	70,104	15.3%	-29.8%
Other Services
Hardware	440	526	708	-16.3%	-25.7%
Service	1,095	1,127	1,507	-2.8%	-25.2%
Sub-total	1,535	1,653	2,215	-7.1%	-25.4%
Total net sales
Hardware	23,725	20,282	43,048	17.0%	-52.9%
Service	34,518	30,554	29,271	13.0%	4.4%
Sub-total	58,243	50,836	72,319	14.6%	-29.7%
Cost of hardware sales	19,021	17,319	37,469	9.8%	-53.8%
Cost of services	13,565	11,169	9,430	21.5%	18.4%
Gross Profit	25,657	22,348	25,420	14.8%	-12.1%
Gross Profit %	44.1%	44.0%	35.1%
Sales and marketing expenses	6,819	6,116	6,511	11.5%	-6.1%
General and administrative expenses	9,473	9,896	11,510	-4.3%	-14.0%
Engineering and development expenses	3,148	2,421	2,198	30.0%	10.1%
Bad debt expense	211	536	1,102	-60.6%	-51.4%
Depreciation and amortization	3,381	3,398	3,107	-0.5%	9.4%
Litigation and settlement related expenses	3,025	1,637	2,092	84.8%	-21.7%
Goodwill and long-lived asset impairment	-	-	5,289	nm	nm
Operating loss	(400)	(1,656)	(6,389)	-75.8%	-74.1%
Costs of early extinguishment of debt	-	(2,936)	-	-97.6%	154.0%
Interest expense, net	(93)	(995)	(1,531)	-97.6%	154.0%
Other expense, net	(31)	43	(8)	nm	nm
Provision (benefit) for income tax	(144)	285	3,047	-150.5%	-90.6%
Net earnings	(380)	(5,829)	(10,975)	-93.5%	-46.9%
Basic loss per common share	$(0.03)	$(0.40)	$(0.78)
Diluted loss per common share	$(0.03)	$(0.40)	$(0.78)
Basic	15,084	14,429	14,144
Diluted	15,084	14,429	14,144


 See notes to consolidated financial statements.

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

Net revenues increased 14.6% to $58.2 million for the year ended December 31, 2010, as compared to $50.8 million for the year ended December 31, 2009.  The increase in total net revenues is attributable to a 17.0% increase to $23.7 million in hardware revenues and a 13% increase to $34.5 million in service sales.  The increase in hardware revenues is due primarily to an increase in sales of our security hardware and sales of our cellular and satellite tracking units.  The increase in service sales is due primarily to subscription increases which were generated by sales of our security hardware, as well as increased sales of our cellular and satellite tracking units.

Cost of hardware sales increased 9.8% to $19.0 million for the year ended December 31, 2010, as compared to $17.3 million for the year ended December 31, 2009.  The increase is in direct correlation to the increase in hardware sales.

Cost of services increased 21.5% to $13.6 million for the year ended December 31, 2010, as compared to $11.2 million for the year ended December 31, 2009.  The increase is in direct correlation to the increase in services sales.

Gross profit, as a percentage of net revenue, remained constant at 44.1% for the year ended December 31, 2010, as compared to 44.0% for the year ended December 31, 2009.

Sales and marketing expenses increased 11.5% to $6.8 million for the year ended December 31, 2010, as compared to $6.1 million for the year ended December 31, 2009.  The increase is primarily the result of a $440,000 increase related to additional employees and $262,000 increase in promotional and marketing expenses.

General, administrative and legal expenses decreased 4.3% to $9.5 million for the year ended December 31, 2010, as compared to $9.9 million for the year ended December 31, 2009.  The decrease is primarily the result of a $174,000 decrease in employee related expenses, a $143,000 decrease in supplies, telecommunications and facility related costs and a $106,000 decrease in professional service fees.

Engineering and development expenses increased 30.0% to $3.1 million for the year ended December 31, 2010, as compared to $2.4 million for the year ended December 31, 2009.  The increase in engineering and development expenses is primarily the result of a $275,000 increase in employee costs, a $229,000 increase in expenses related to new product testing and certifications and a $215,000 increase in professional service fees.

Bad debt expense decreased to $211,000 for the year ended December 31, 2010, as compared to $536,000 for the year ended December 31, 2009.  We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Bad debt expense decreased over the prior year as a result of our tighter credit controls particularly in regard to our hardware-only customer sales.

Depreciation and amortization expense remained constant at $3.4 million for the year ended December 31, 2010 and 2009.

Litigation and settlement expenses increased to $3.0 million for the year ended December 31, 2010, as compared to $1.6 million for the year ended December 31, 2009.   The increase is the result of the settlement of our legal proceedings (see Note P of the notes to the financial statements included in this Annual Report on Form 10-K).

Net interest expense decreased to $93,000 for the year ended December 31, 2010, as compared to $3.9 million for the year ended December 31, 2009.    In 2009 we incurred a $1.0 million in interest expense associated with our debt.  In 2009 we also incurred $2.9 million in expense associated with our debt conversion.  These expenses did not recur in 2010, due to the January 2010 repayment of all outstanding principle and interest on our outstanding debt, which resulted in the decrease in interest expense during 2010.

We recorded a tax benefit of $144,000 for the year ended December 31, 2010, as compared to a tax provision of $285,000 for the year ended December 31, 2009, representing effective tax rates of 27.5% and (5.15%) respectively. The increase in our effective tax rate from (5.15%) to 27.5% between 2009 and 2010 respectively, is related to the reversal of a deferred tax liability related to indefinite-lived intangibles, the expiration of certain ASC 740-10 liabilities, and a foreign tax return to provision adjustment.  The difference between our effective tax rate and the 34% federal statutory rate in the current year resulted primarily from the existence of a valuation allowance against our net deferred tax assets, foreign taxes, state tax accruals, and uncertain tax position expense.

The weighted average basic shares outstanding increased to 15,084,000 for the year ended December 31, 2010, as compared to 14,429,000 for the year ended December 31, 2009.  The increase in weighted average basic shares outstanding for the year ended December 31, 2009 was primarily due to the issuance of 55,000 common shares related to the employee stock option plan.

Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008

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

Sales and marketing expenses decreased 6.1% to $6.1 million for the year ended December 31, 2009, as compared to $6.5 million for the year ended December 31, 2008.  The decrease is primarily the result of a $450,000 decrease in employee related expenses and a $165,000 decrease in promotional expenses which were partially offset by an increase of $205,000 in supplies, telecommunications and facility related costs.

General, administrative and legal expenses decreased 14% to $9.9 million for the year ended December 31, 2009, as compared to $11.5 million for the year ended December 31, 2008.  The decrease is primarily the result of a $835,000 decrease in employee related expenses, a $435,000 decrease in professional fees and a $330,000 decrease in supplies, telecommunications and facility related costs.

Engineering and development expenses increased 10.1% to $2.4 million for the year ended December 31, 2009, as compared to $2.2 million for the year ended December 31, 2008.  The increase in engineering and development expenses is primarily the result of increased employee compensation and expenses related to new product testing and certifications.

Bad debt expense decreased to $536,000 for the year ended December 31, 2009, as compared to $1.1 million for the year ended December 31, 2008.  We analyze accounts receivable and consider our historical bad debt experience, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Bad debt expense decreased over the prior year as a result of our tighter credit controls, particularly in regard to our hardware-only customer sales.

Depreciation and amortization expense increased 9.4% to $3.4 million for the year ended December 31, 2009, as compared to $3.1 million for the year ended December 31, 2008.  This increase is primarily the result of increased capital expenditures for computer and office equipment and for capitalized software projects that have been placed into service.

Litigation settlement decreased to $1.6 million for the year ended December 31, 2009, as compared to $2.1 million for the year ended December 31, 2008.

Net interest expense and costs of early extinguishment of debt increased to $3.9 million in 2009, as compared to $1.5 million in 2008.  The increase is primarily the result of the $2.9 million expense associated with the debt conversion.  In 2009, we repaid an aggregate of $5.7 million under our outstanding convertible promissory notes.  Under generally accepted accounted principles, specifically, ASC 470-20 (formerly FAS 84), an adjustment to the conversion price of the convertible note should be accounted for as an inducement to convert the note, even though there was no economic incentive offered. The increase in interest expense also includes $499,000, the non-cash expense associated with the expensing of the deferred fees associated with the early extinguishment of debt.

We recorded a tax provision of $285,000 for the year ended December 31, 2009, as compared to a tax provision of $3.0 million for the year ended December 31, 2008, representing effective tax rates of (5.15)% and  (38.44)%  respectively. The difference between our effective tax rate and the 34% federal statutory rate in the current year resulted primarily from the existence of a valuation allowance against our net deferred tax assets, foreign taxes, state tax accruals, and uncertain tax position.

The weighted average basic shares outstanding increased to 14,429,000 for the year ended December 31, 2009, as compared to 14,144,000 for the year ended December 31, 2008.  The increase in weighted average basic shares outstanding for the year ended December 31, 2009 was primarily due to the issuance of 44,000 common shares related to the employee stock option plan and 889,000 common shares issued in lieu of debt payments.

Segment Information

During 2010, we changed our internal organization structure and internal management reporting to combine all M2M activity into one operating group.  As such, we have recast our reportable segments to conform with our internal reporting structure.  We have integrated our network services and our wire-line security detection hardware and services with our M2M Services segment as they are closely related to our cellular and satellite machine-to-machine communications hardware and services.  Other Services consists of our video conferencing hardware and installation of telecommunications equipment.  We have reclassified financial information for 2009 and 2008 to conform to the current period presentation.

	For the years ended December 31,			2010 vs. 2009	2009 vs. 2008
(In thousands)	2010	2009	2008	% Change	% Change
Net sales:
M2M Services
Hardware	$23,285	$19,756	$42,340	17.9%	-53.3%
Service	33,423	29,427	27,764	13.6%	6.0%
Sub-total	56,708	49,183	70,104	15.3%	-29.8%
Other Services
Hardware	440	526	708	-16.3%	-25.7%
Service	1,095	1,127	1,507	-2.8%	-25.2%
Sub-total	1,535	1,653	2.215	-7.1%	-25.4%
Total net sales
Hardware	23,725	20,282	43,048	17.0%	-52.9%
Service	34,518	30,554	29,271	13.0%	4.4%
Total net sales	58,243	50,836	72,319	14.6%	-29.7%

Cost of Sales:
M2M Services
Cost of hardware sales	$18,770	$17,061	$37,125	10.0%	-54.0%
Cost of service sales	13,091	10,674	8,742	22.6%	22.1%
Subtotal	31,861	27,735	45,867	33.0%	-32.0%
Other Services
Cost of hardware sales	251	258	344	-2.7%	-25.0%
Cost of service sales	474	495	688	-4.2%	-28.1%
Subtotal	725	753	1,032	-3.7%	-27.0%
Total cost of sales	$32,586	$28,488	$46,899	14.4%	-39.3%
Gross Profit	$25,657	$22,348	$25,420	14.8%	-12.1%
Gross Profit %	44.1%	44.0%	35.1%

	Percent of Total Sales
	2010	2009	2008
Net sales:
M2M Services
Hardware	40.0%	38.9%	58.5%
Service	57.4%	57.9%	38.4%
Sub-total	97.4%	96.7%	91.5%
Other Services
Hardware	0.8%	1.0%	1.0%
Service	1.9%	2.2%	2.1%
Sub-total	2.6%	3.3%	3.1%
Total net sales
Hardware	40.7%	39.9%	59.5%
Service	59.3%	60.1%	40.5%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2010 and December 31, 2009

M2M Services Segment

Net revenues from M2M Services increased 15.3% to $56.7 million for the year ended December 31, 2010, as compared to $49.2 million for the year ended December 31, 2009.  This increase was the result a 17.9% increase in hardware revenue and a 13.6% increase in service revenue.  This hardware revenue increase was primarily the result of an increase in sales of our security hardware and an increase in sales of our cellular and satellite tracking units.  The service revenue increase was primarily due to an increase in network subscriptions which were generated by sales of our security hardware, as well as increased sales of our cellular and satellite tracking units. Our subscriptions at December 31, 2010 increased 25% to 1.2 million, as compared to 937,000 for the year ended December 31, 2009.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Cost of hardware sales for our M2M Services segment increased 10.0% to $18.8 million for the year ended December 31, 2010, as compared to $17.1 million for the year ended December 31, 2009.  The increase is in direct correlation to the increase in M2M Services hardware sales.

Cost of service sales for our M2M Services segment increased 22.6% for the year ended December 31, 2010 to $13.1 million, as compared to $10.7 million for the year ended December 31, 2009.  The increase is in direct correlation to the increase in M2M Services service sales.

Other Services Segment

Net revenue from Other Services decreased 7.1% to $1.5 million for the year ended December 31, 2010, as compared to $1.7 million for the year ended December 31, 2009.  The decrease was the result of a result of a 16.3% decrease in hardware revenue and a 2.8% decrease in service revenue.  The hardware revenue decrease is primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  The budget reductions effected by state and local government entities have contributed to reduced demand for PowerPlay.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of sales for our Other Services segment decreased 3.7% to $725,000 for the year ended December 31, 2010, as compared to $753,000 for the year ended December 31, 2009.  The decrease in cost of sales for our Other Services segment is in direct correlation to the decrease in hardware sales.

Fiscal Years Ended December 31, 2009 and December 31, 2008

M2M Services Segment

Net revenues from M2M Services decreased 29.8% to $49.2 million for the year ended December 31, 2009, as compared to $70.1 million for the year ended December 31, 2008.  This decrease was the result a 53.3% decrease in hardware revenue, partially offset by a 6.0% increase in service revenue.  The decrease in M2M Services hardware revenue was primarily the result of a decrease in demand for our wireless modules due to the effect of the prolonged economic slump on our customers, as well as a result of our tighter credit controls, which were implemented in January 2009. The increase in the M2M Services service revenue was primarily the result of connection increases that were generated by sales of our security hardware, sales of our wireless modules used in the door entry control solutions used by real estate agents and brokers, as well as by end users and value added resellers who utilize our network to provide customer solutions. Our wireless subscriptions at December 31, 2009 were 937,000, as compared to 702,000 at December 31, 2008, a 34.0% increase in subscriptions over the year ended December 31, 2008.  We continue to focus on increasing subscriptions to our network due to the recurring nature of the service revenues.

Cost of hardware sales for our M2M Services segment decreased 54.0% to $17.1 million for the year ended December 31, 2009, as compared to $37.1 million for the year ended December 31, 2008.  The decrease in cost of hardware sales for our M2M Services segment is primarily the result of lower hardware sales.

Cost of service sales for our M2M Services segment increased 22.1% for the year ended December 31, 2009 to $10.7 million, as compared to $8.7 million for the year ended December 31, 2008.  M2M Services service net costs increased primarily due to the costs related to the increase in the number of subscriptions to our M2M Services network during the year ended December 31, 2009.

Other Services Segment

Net revenue from Other Services decreased 25.4% to 1.7 million for the year ended December 31, 2009, as compared to $2.2 million for the year ended December 31, 2008.  This decrease was primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The decrease in net revenue is also due to service revenues decreasing.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.  The decrease in service revenues was due to a decrease in demand for these services.

Cost of sales for our Other Services segment decreased 27.0% to $753,000 for the year ended December 31, 2009, as compared to $1.0 million for the year ended December 31, 2008.  The decrease in cost of hardware sales for our Other Services segment is in direct correlation to the decrease in hardware sales.

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2010 and 2009, respectively.

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

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Net sales:
M2M Services
Hardware	$4,756	$6,305	$6,299	$5,925
Service	7,910	8,128	8,649	8,737
Sub-total	12,666	14,433	14,948	14,662
Other Services
Hardware	62	162	194	22
Service	294	303	263	235
Sub-total	356	465	457	257
Total net sales
Hardware	4,818	6,467	6,493	5,947
Service	8,204	8,431	8,912	8,972
Sub-total	13,022	14,898	15,405	14,919
Cost of hardware sales	4,036	5,066	5,113	4,807
Cost of services	3,233	3,425	3,426	3,479
Gross Profit	5,753	6,407	6,866	6,633
Sales and marketing expenses	1,787	1,759	1,691	1,582
General and administrative expenses	2,207	2,186	2,583	2,501
Engineering and development expenses	592	780	888	888
Bad debt expense	57	107	53	(8)
Depreciation and amortization	872	860	810	839
Litigation settlement and related expenses	192	331	90	2,412
Operating earnings (loss)	46	384	751	(1,581)
Interest expense	(13)	(5)	(44)	(31)
Net other income	(41)	-	9	1
Net earnings (loss)	(8)	379	716	(1,611)
Provision (benefit) for income tax	22	(8)	59	(217)
Net earnings (loss)	$(30)	$387	$657	$(1,394)
Foreign currency translation adjustment	7	-	2	-
Comprehensive earnings (loss)	$(23)	$387	$659	$(1,394)
Basic earnings (loss) per common share	$(0.00)	$0.03	$0.04	$(0.09)
Diluted earnings (loss) per common share	$(0.00)	$0.03	$0.04	$(0.09)
Basic	15,079	15,074	15,078	15,102
Diluted	15,079	15,234	15,363	15,102

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net sales:
M2M Services
Hardware	$5,615	$4,743	$3,810	$5,588
Service	6,702	7,423	7,349	7,953
Sub-total	12,317	12,166	11,159	13,541
Other Services
Hardware	60	161	167	138
Service	285	277	223	342
Sub-total	345	438	390	480
Total net sales
Hardware	5,675	4,904	3,977	5,726
Service	6,987	7,700	7,572	8,295
Sub-total	12,662	12,604	11,549	14,021
Cost of hardware sales	4,928	4,235	3,449	4,707
Cost of services	2,434	2,687	2,995	3,054
Gross Profit	5,300	5,682	5,105	6,260
Sales and marketing expenses	1,257	2,014	1,405	1,440
General and administrative expenses	2,859	1,946	2,446	2,644
Engineering and development expenses	508	651	584	678
Bad debt expense	155	136	102	144
Depreciation and amortization	792	844	879	882
Litigation settlement and related expenses	1,068	513	56	-
Operating earnings (loss)	(1,339)	(422)	(367)	472
Costs of early extinguishment of debt	-	-	(1,577)	(1,359)
Interest expense	(347)	(343)	(204)	(101)
Net other income	-	1	-	42
Net loss	(1,686)	(764)	(2,148)	(946)
Provision for income tax	37	28	31	189
Net loss	$(1,723)	$(792)	$(2,179)	$(1,135)
Foreign currency translation adjustment	(2)	4	6	-
Comprehensive loss	$(1,725)	$(788)	$(2,173)	$(1,135)
Basic loss per common share	$(0.12)	$(0.06)	$(0.15)	$(0.08)
Diluted loss per common share	$(0.12)	$(0.06)	$(0.15)	$(0.08)
Basic	14,169	14,152	14,360	14,947
Diluted	14,169	14,152	14,360	14,947

Liquidity and capital resources

We had working capital of $10.2 million as of December 31, 2010 compared to working capital of $9.3 million as of December 31, 2009.  We had cash balances of $10.3 million and 5.3 million as of December 31, 2010 and 2009, respectively.

The following table shows information about our cash flows and liquidity positions during the twelve months ended December 31, 2010 and 2009. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 8. Financial Statements” of this report.

	Year ended December 31,
	2010	2009
(in thousands)
Net cash provided by operating activities	$8,555	$5,089
Net cash used in investing activities	(2,612)	(2,393)
Net cash used in financing activities	(998)	(6,315)
Effect of exchange differences on cash	-	8
	$4,945	$(3,611)

We provided cash from operating activities totaling $8.6 million for the year ended December 31, 2010 compared to $5.1 million for the year ended December 31, 2009.  The increase was primarily due to the decrease in net loss of $5.4 million and the increase in accounts payable and other current liabilities, partially offset by the increase in accounts receivable.

We used cash in investing activities totaling $2.6 million for the year ended December 31, 2010 compared to $2.4 million for the year ended December 31, 2009.   The increase was primarily due to the purchase of intangible assets and other assets during 2010.

We used cash in financing activities totaling $1.0 million for the year ended December 31, 2010 compared to $6.3 million for the year ended December 31, 2009.  The decrease was primarily due to the principal payments on notes payable and debt of $6.2 million during 2009.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

In January 2010, we repaid the remaining $500,000 of outstanding indebtedness due under our notes payable.

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

During the year ended December 31, 2010, no borrowings were made under the Credit Facility and as of December 31, 2010 there were no amounts outstanding under the Credit Facility.   The Credit Facility contains customary default provisions, and we must comply with various financial and non-financial covenants. The financial covenants consist of a minimum quarterly EBITDA ratio and a minimum monthly adjusted quick ratio.   Additionally, the Credit Agreement includes certain negative covenants, subject to customary exceptions and limitations, restricting or limiting our ability,  without the prior written consent of  SVB, to, among other things: convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change in control; merge or consolidate with any other entity; incur additional indebtedness; create liens on our property that is used as collateral for the credit facility; make certain investments and acquisitions; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates.  As of December 31, 2010, we were in compliance with all covenants of the Credit Facility.

During 2010 and 2009, we incurred $1.1 million and $1.7 million, respectively, in legal expenses related to our litigation with Orbit One Communications, Inc.  For 2011, we expect no additional legal fees for this matter as it was settled during 2010 (see Item 3 – Legal Proceedings).

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2010.  Additional details regarding these obligations are provided in the notes to our consolidated financial statements.

	(in thousands)
	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital lease obligations(1)	$741	$496	$245	-	-
Operating lease obligations(2)	1,562	975	600	-	-
Total(3)	$2,303	$1,471	$845	-	-

(1)
Amounts represent future minimum lease payments under non-cancelable capital leases for computer equipment.  The value of the equipment recorded in property and equipment at the inception of the leases was $881,000.

(2)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.

(3)
Liabilities of approximately $415,000 related to ASC Subtopic 740-10, Income Taxes) have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note A to the consolidated financial statements contained in this report for further information.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 21 of the Notes to Consolidated Financial Statements.

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

As of December 31, 2010, we had no long-term debt balance outstanding.  However, our Credit Agreement provides us with a revolving credit facility up to $5.0 million (the “Credit Facility”).  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Credit Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion.  Accordingly we could be exposed to market risk from changes in interest rates on our long-term debt.  A hypothetical 1% interest rate change would not have any current impact on our results of operations as we had no amounts outstanding under the Credit Facility as of December 31, 2010 or any other outstanding indebtedness.

Foreign Currency

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Numerex Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share information)
	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,251	$5,306
Restricted cash	265	-
Accounts receivable, less allowance for doubtful accounts of $356 at December 31, 2009 and $548 at December 31, 2009	6,518	6,341
Inventory	4,820	6,290
Prepaid expenses and other current assets	1,926	1,569
TOTAL CURRENT ASSETS	23,780	19,506

Property and equipment, net	1,392	1,603
Goodwill, net	23,787	23,787
Other intangibles, net	4,741	4,985
Software, net	3,115	2,747
Other assets	331	119
TOTAL ASSETS	$57,146	$52,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,507	$5,888
Other current liabilities	3,765	2,555
Notes payable, current	-	493
Deferred revenues	1,864	1,261
Obligations under capital leases, current portion	447	24
TOTAL CURRENT LIABILITIES	13,583	10,221

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	237	7
Deferred income tax	-	154
Other long-term liabilities	608	328
TOTAL LONG TERM LIABILITIES	14,428	10,710

COMMITMENTS AND CONTINGENCIES (Note M)

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 16,362,937 shares at December 31, 2010 and 16,307,963 shares at December 31, 2009; outstanding 15,122,128 shares at December 31, 2010 and 15,082,154 shares at December 31, 2009	57,696	57,430
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	6,403	5,582
Treasury stock, at cost, 1,240,809 shares at December 31, 2010 and 1,225,809 shares December 31, 2009	(5,239)	(5,213)
Accumulated other comprehensive loss	-	-
Retained deficit	(16,142)	(15,762)
TOTAL SHAREHOLDERS' EQUITY	42,718	42,037
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,146	$52,747
The accompanying notes are an integral part of these financial statements.

Numerex Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	For the Years
	Ended December 31,
	2010	2009	2008
Hardware	$23,725	$20,282	$43,048
Service	34,518	30,554	29,271
Total net sales	58,243	50,836	72,319
Cost of hardware sales	19,021	17,319	37,469
Cost of services	13,565	11,169	9,430
Gross Profit	25,657	22,348	25,420
Sales and marketing	6,819	6,116	9,011
General, administrative and legal	9,473	9,896	9,010
Engineering and development	3,148	2,421	2,198
Bad debt expense	211	536	1,102
Depreciation and amortization	3,381	3,398	3,107
Litigation settlement	3,025	1,637	2,092
Goodwill and long-lived asset impairment	-	-	5,289
Operating loss	(400)	(1,656)	(6,389)
Costs of early extinguishment of debt	-	(2,936)	-
Net interest expense	(93)	(995)	(1,531)
Net other (expense) income	(31)	43	(8)
Loss before income taxes	(524)	(5,544)	(7,928)
(Benefit) provision for income taxes	(144)	285	3,047
Net loss	(380)	(5,829)	(10,975)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	-	8	(2)
Comprehensive loss	(380)	$(5,821)	$(10,977)

Basic and diluted loss per share	$(0.03)	$(0.40)	$(0.78)
Weighted average common shares used in per share calculation
Basic and diluted	15,084	14,429	14,144

The accompanying notes are an integral part of these financial statements.

Numerex Corp. And Subsidiaries
Consolidated Statement Of Shareholders' Equity
(In thousands)
	Common Shares				Accumulated Other
			Additional paid	Treasury	Comprehensive	Retained
DESCRIPTION:	Number	$ Amount	in capital	Stock	Income (loss)	Earnings (Deficit)	TOTAL
Balance @ 12/31/07	14,706	$47,455	$3,427	$(5,053)	$(6)	$1,042	$46,865
Issuance of shares under Directors Stock Plan	12	70	-	-	-	-	70
Issuance of shares in connection with employee stock option plan	27	124	-	-	-	-	124
Issuance of shares in connection with purchase of assets of Airdesk, Inc.	200	1,706	-	-	-	-	1,706
Issuance of shares in connection with purchase of Ublip, Inc.	405	1,446				-	1,446
Translation adjustment	-	-	-	-	(2)	-	(2)
Share based compensation	-	-	1,160	-	-	-	1,160
Net loss	-	-	-	-	-	(10,975)	(10,975)
Balance @ 12/31/08	15,350	$50,801	$4,587	$(5,053)	$(8)	$(9,933)	$40,394
Issuance of shares under Directors Stock Plan	25	103	-	-	-	-	103
Issuance of shares in connection with employee stock option plan	44	41	-	-	-	-	41
Issuance of shares in lieu of debt payment	889	6,485	-	-	-	-	6,485
Translation adjustment	-	-	-	-	8		8
Share based compensation	-	-	995	-	-	995	995
Purchase of treasury shares	-	-	-	(160)	-	-	(160)
Net loss	-	-	-	-	-	(5,829)	(5,829)
Balance @ 12/31/09	16,308	$57,430	$5,582	$(5,213)	$-	$(15,762)	$42,037
Issuance of shares under Directors Stock Plan	16	77	-	-	-	-	77
Issuance of shares in connection with employee stock option plan	39	189	-	-	-	-	189
Repurchase of treasury shares	-	-	-	(26)	-	-	(26)
Repurchase of warrants	-	-	(117)	-	-	-	(117)
Share based compensation	-	-	938	-	-	-	938
Net loss	-	-	-	-	-	(380)	(380)
Balance @ 12/31/10	16,363	$57,696	$6,403	$(5,239)	$-	$(16,142)	$42,718

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$(380)	$(5,829)	$(10,975)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	876	941	824
Amortization	2,505	2,457	2,283
Allowance for Doubtful Accounts	211	536	1,102
Inventory Reserves	185	110	266
Non cash interest expense	35	3,297	485
Stock option compensation expense	938	995	1,160
Stock issued in lieu of directors fees	77	104	70
Impairment of goodwill and long-lived assets	-	-	5,289
Deferred income taxes	(154)	106	2,776
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(365)	2,168	6,035
Inventory	1,286	2,106	1,357
Prepaid expenses, interest receivable and other assets	(372)	(126)	459
Accounts payable	1,619	(1,403)	(3,133)
Other liabilites	1,912	(501)	585
Deferred Revenue	603	127	(235)
Income taxes	(421)	1	11
Net cash (used in) provided by operating activities:	8,555	5,089	8,359
Cash flows from investing activities:
Purchase of property and equipment	(523)	(779)	(453)
Purchase of intangible assets, software and other assets	(1,889)	(1,614)	(1,544)
Purchase of investment	(200)	-	-
Purchase of assets of Orbit One, Inc.	-	-	(1,807)
Purchase of Ublip, Inc.	-	-	(249)
Net cash used in investing activities	(2,612)	(2,393)	(4,053)
Cash flows from financing activities:
Fees paid of credit facility	(50)	-	-
Restricted cash	(265)	-	-
Proceeds from exercise of common stock options	189	41	124
Purchase of treasury stock	(26)	(160)	-
Repurchase of warrants	(117)	-	-
Principal payments on capital lease obligations	(229)	(29)	(79)
Principal payments on notes payable and debt	(500)	(6,167)	(2,857)
Net cash (used in) provided by financing activities:	(998)	(6,315)	(2,812)
Effect of exchange differences on cash	-	8	(2)
Net (decrease) increase in cash and cash equivalents	4,945	(3,611)	1,492
Cash and cash equivalents at beginning of year	5,306	8,917	7,425
Cash and cash equivalents at end of year	$10,251	$5,306	$8,917

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information	For the years ended December 31,
	2010	2009	2008
Cash payments for:
Interest	$58	$697	$1,196
Income taxes	$77	$89	$233
Disclosure of non-cash activities:
Non-cash interest expense	$35	$860	$485
Capital leases	$881	$-	$-
Non-cash inducement cost for early extinguishment of debt	$-	$2,437	$-
Non-cash financing payments	$-	$4,048	$-
Non-cash leasehold improvement	$-	$-	$127
Disclosure of non-cash investing activities:
Common stock issued for the purchase of assets of Airdesk, Inc.	$-	$-	$1,706
Common stock issued for the purchase of Ublip, Inc.	$-	$-	$1,446

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Nature of Business

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

In the case of revenue derived from maintenance services, we recognize revenue ratably over the contract term. In certain instances we may, under an appropriate agreement, advance charge for the service to be provided. In these instances, we recognize the advance charge as deferred revenue (classified as a liability) and release the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed. Our revenues in the consolidated statement of operations are net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the service or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and release the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

Our arrangements do not generally include acceptance clauses. However, for those arrangements that include multiple deliverables, we first determines whether each service, or deliverable, meets the separation criteria of ASC Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality.  The majority of our elements meet this definition, and therefore we follow the guidance in ASC Subtopic 605-25 to determine the amount to allocate to each element.  The guidance in ASC Subtopic 605-25 provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence (“TPE”), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE.

For transactions including multiple deliverables where software elements do not function together with hardware to provide an element’s core functionality, we follow the guidance in ASC Subtopic 985-605, as amended by ASU 2009-14, which requires the establishment of VSOE, to determine whether the transaction should be accounted for as separate elements and the amount to allocate to each element.

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

Cash and Cash Equivalents

Cash equivalents consist of overnight repurchase agreements, money market deposit accounts and amounts on deposit in a foreign bank.  Cash of $449,000 and $42,000 at December 31, 2010 and 2009, respectively was held in our foreign bank accounts.

Restricted Cash

At December 31, 2010, cash of $265,000 was held in escrow related to our capital lease obligation.

Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, customer relationships and goodwill.  These assets, except for goodwill, are amortized over their expected useful lives.  Developed software is amortized using the straight-line method over 3 years.  Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years.  Customer relationships are amortized using the straight-line method over 4 years.

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

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.  Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases, whichever is shorter.  Depreciation for property and equipment is calculated using the straight-line method over the following estimated lives:

• Short-term leasehold improvements over the term of the lease3-10 years

• Plant and machinery                                                                             4-10 years

• Equipment, fixtures and fittings                                                          3-10 years

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2010, we recorded a net decrease to the related liability for unrecognized tax benefits of approximately $61,000. This amount is made up of an accrual of interest and penalties related to state tax exposure in prior years of approximately $14,000, and approximately $75,000 of tax benefit recognized on the expiration of the statute of limitation of certain state tax exposure.  Our total unrecognized tax benefits as of December 31, 2010 were approximately $415,000 inclusive of interest and penalties of $132,000. We anticipate a decrease to the balance of total unrecognized tax benefits within the next twelve months of approximately $13,000. If we were to recognize these tax benefits, all of the benefit would impact the effective tax rate.

The following table summarizes the activity related to the company's unrecognized tax benefits, net of federal benefit, excluding interest and penalties (in thousands):

(in thousands)	2010	2009
Balance at January 1	$321	$345
Increases as a result of positions taken during prior periods	-	3
Decreases as a result of positions taken during prior periods	(38)	(27)
Balance at December 31	$283	$321

Inventory

Inventories, valued at the lower of cost or market, consist of:  i) M2M Modems & Modules, ii) Security devices and iii) M2M Modems via Satellite. Cost is generally determined on the first-in, first-out (“FIFO”) basis.  We include raw material freight costs to manufacturers in inventory and these costs are recognized in cost of sales when the product is sold.  Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

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

Note Receivable

Note receivable is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.   The note is payable in installments.  We recognize interest on the interest-bearing notes only when interest payments are received.  For purposes of valuation, the collectability of notes receivable is evaluated separately to determine if the notes are impaired.  Notes receivable are determined to be impaired after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2010 and 2009, our note receivable was determined to be collectible and current.

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

The carrying amount of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable.  We maintain our cash and overnight investment balances in financial institutions, which at times may exceed federally insured limits.  We had cash balances in excess of these limits of $10.2 million and $5.0 million at December 31, 2010 and 2009, respectively.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically.  Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.  See Note K for more information.

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

Engineering and Development

Engineering and development expenses are charged to operations in the period in which they are incurred.  Engineering and development costs consist primarily of salaries, and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2010, 2009 and 2008 engineering and development costs amounted to $3.1 million, $2.4 million and $2.2 million, respectively.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors. See Note J for additional information.

Income (Loss) Per Share

Basic net income (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net income, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2010, 2009 and 2008, advertising costs were approximately $874,000, $600,000 and $905,000, respectively.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

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

NOTE B – ACQUISITION

Ublip, Inc. Acquisition

On October 9, 2008, we completed the acquisition of Ublip, Inc. (“Ublip”).  The results of Ublip’s operations were included in the consolidated financial statements from October 9, 2008.   Ublip is a M2M software and services company based in Dallas, Texas operating in the United States.  This acquisition generated approximately $1.6 million in goodwill which we believe is appropriate as we now have the ability to provide a full range of comprehensive M2M services to industry through technology that includes middleware designed to simplify application development and deployment and ‘virtual’ hosting architecture.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Assets	$344
Goodwill	1,640
Total assets acquired	1,984

Liabilities assumed	(190)
Net assets acquired	$1,794

The $1.6 million of goodwill was assigned to the M2M Services segment. The goodwill is not deductible for income tax purposes.

NOTE C – ACCOUNTS RECEIVABLE

 Accounts receivables and related allowance for doubtful accounts consisted of the following:

	December 31,	December 31,
(In thousands)	2010	2009
Accounts receivable	$6,496	$6,406
Unbilled accounts receivable	378	483
Allowance for doubtful accounts	(356)	(548)
Accounts receivable	$6,518	$6,341

NOTE D – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(In thousands)	2010	2009
Notes receivable	$1,006	$1,029
Prepaid expenses	895	517
Debt issuance costs	22	5
Misc. and employee receivables	3	18
	$1,926	$1,569

At December 31, 2010 and 2009, we had one note receivable, with a 10% interest rate, of $1.0 million.

NOTE E – INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2010	2009
Raw materials	$1,241	$1,503
Work-in-progress	13	14
Finished goods	4,190	5,212
Less reserve for obsolescence	(624)	(439)
Inventory, net	$4,820	$6,290

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2010	2009
Leasehold improvements	$1,420	$1,391
Plant and machinery	11,210	10,577
Equipment, fixtures, fittings	831	831
Total property and equipment	13,461	12,799
Accumulated depreciation	(12,069)	(11,196)
Property and equipment, net	$1,392	$1,603

NOTE G – INTANGIBLE ASSETS

The following table provides a summary of the components of our intangible assets:

(In thousands)	December 31, 2010	December 31, 2009
M2M Services
Balance at the beginning of the period
Goodwill	$29,936	$29,920
Accumulated impairment losses	(6,149)	(6,149)
	23,787	22,845

Acquisition of Ublip, Inc.	-	16
Balance at the end of the period
Goodwill	29,936	29,936
Accumulated impairment losses	(6,149)	(6,149)
Total at end of period	$23,787	$23,787

During 2010 and 2009, we prepared an analysis using standard modeling techniques to estimate a fair market value for each of the three reporting units with goodwill:  M2M Services, Orbit One, LLC and Other Services.  This analysis included a combination of a discounted cash flow models and, where available, the use of public company market comparables in similar industries.  We used historical information, our subsequent year business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.

During 2010 and 2009, we did not record goodwill or long-lived intangible asset impairment charges.  During 2008, we recorded a pre-tax goodwill and long-lived intangible asset impairment, of $5.3 million, $4.3 million of which was attributable to our Orbit One acquisition and $1.0 million related to our M2M Services reporting unit.

We did not incur costs to renew or extend the term of acquired intangible assets during the year ending December 31, 2010. Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

(In thousands)	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$10,005	$(6,890)	$3,115	$8,344	$(5,597)	$2,747
Patents, trade and service marks	13,712	(10,155)	3,557	13,397	(9,106)	4,291
Intangible and other assets	2,176	(992)	1,184	1,523	(829)	694
Total Intangible and other assets	$25,893	$(18,037)	$7,856	$23,264	$(15,532)	$7,732

At December 31, 2010 and 2009, we have capitalized approximately $970,000 and $916,000 of internally generated software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2010 and 2009 was $929,000 and $910,000, respectively.

We expect amortization expense for the next five years and thereafter to be as follows based on intangible assets as of December 31, 2010 (in thousands):

2011	$2.5 million
2012	2.1 million
2013	1.6 million
2014	.8 million
Thereafter	.9 million
Total	$ 7.9 million

NOTE H – INCOME TAXES

The (benefit) provision for income taxes consisted of the following:

	December 31,
(In thousands)	2010	2009	2008
Current:
Federal	$52	$-	$26
State	55	132	95
Foreign	(36)	49	54
Reserve for Uncertain Tax Positions	(61)	(2)	106
Deferred:
Federal	(145)	98	2,664
State	(9)	8	102
	$(144)	$285	$3,047

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax (benefit) provision at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

(In thousands)	December 31,
	2010	2009	2008
Income tax (benefit) computed at
U.S. corporate tax rate of 34%	$(178)	$(1,885)	$(2,695)
Adjustments attributable to:
Deferred balance true-up	75	(13)	(173)
Valuation allowance	631	991	4,035
Federal alternative minimum tax	52	-	-
State income tax	145	(11)	67
Foreign income tax	(36)	(25)	30
Reserve for uncertain tax positions	(61)	(2)	106
Non-deductible expenses	153	272	284
Non-cash debt charge	-	829	-
Goodwill impairment	-	-	1,263
Expiration of net operating loss	-	-	98
Tax goodwill	(928)	-	-
Stock option shortfall	1	131	-
Other	2	(2)	32
	$(144)	$285	$3,047

The components of our net deferred tax assets and liabilities are as follows:

(In thousands)	December 31,
	2010	2009
Current deferred tax asset:
Inventories	$401	$349
Accruals	91	99
Other	269	395
Valuation allowance	(648)	(786)
	113	57
Non-current deferred tax asset:
Intangibles	3,768	1,821
Foreign NOL carry forward	11	-
Net operating loss carry forward	6,588	7,788
Tax credit carry forward	1,351	1,303
Difference between book and tax
Basis of property	(1,075)	(818)
Other	566	402
Valuation allowance	(11,322)	(10,553)
	(113)	(57)
Deferred tax liability:
Goodwill	-	(154)

Net Deferred Tax Liabilities	$-	$(154)

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

The deferred income tax benefit recorded in 2010 is due to the reversal of the cumulative deferred income tax liability related to Orbit One’s indefinite-lived intangibles that previously resulted in a deferred income tax liability.  The deferred tax liability was not eligible to be offset by the corresponding valuation allowance. During 2010, an increase in tax goodwill occurred due to additional tax consideration that was paid to the former shareholders of Orbit One.  This increased consideration reversed the prior deferred tax liability on the intangibles, and created a deferred tax asset, resulting in the recognition of the deferred tax benefit to the extent of the previously recorded deferred tax liability.  The new deferred tax asset on the intangible is being offset by the valuation allowance.

Net operating loss carry forwards available at December 31, 2010, expire as follows:

(In thousands)		Year of
	Amount	Expiration

Federal operating losses	$11,456	2021-2029
State operating losses	$48,084	2017-2029
Minimum Tax Credit Carryforward	$786	n/a
General Business Credit Carryforward	$565	2015-2022

The company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE I – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
(In thousands)	2010	2009
Accrued expenses and miscellaneous liabilities	$810	$820
Accrued litigation settlement (see Note P)	1,730	-
Payroll liabilities	1,114	975
Income and sales tax payable	111	760
Other current liabilities	$3,765	$2,555

NOTE J – NOTES PAYABLE

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

As of December 31, 2009, Note A had been fully repaid.  In January 2010, we fully repaid Note B.  Our notes payable was zero at December 31, 2010.

In consideration of the above private placements and other private placements for term notes, we issued to Laurus warrants to purchase our common stock, the terms of which are summarized as follows:

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

In July 2010, Numerex repurchased warrants covering an aggregate of 288,647 outstanding shares of Common Stock for $116,667.   The repurchased warrants represent approximately one-third of the aggregate warrants previously issued to Laurus and have been cancelled.  Concurrently with the sale of such warrants to Numerex, the remaining outstanding warrants issued to Laurus were sold to other third parties unaffiliated with Numerex.

In May 2010, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank. The Agreement provides the Company with a revolving credit facility up to $5.0 million (the “Credit Facility”).  The Credit Facility has a maturity date of May 2013 and includes a sublimit of up to $1.5 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion and is secured by all of the Company’s personal property, other than its intellectual property.

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

We were in compliance with all financial covenants under the Credit Facility at December 31, 2010 and, as of that date, we had no outstanding borrowings or letters of credit.

NOTE K – SHARE-BASED COMPENSATION

As of December 31, 2010, the Company maintains two stock-based compensation plans.  Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models.  Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price, as well as management’s assumptions. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The equity instrument is not considered to be issued until the instrument vest.  As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.  During the years ended December 31, 2009 and 2008 compensation expense also included the amortization on a straight-line basis over the remaining vested period of the intrinsic values of the stock options granted prior to 2006.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2010, 2009 and 2008, share-based compensation expense was $938,000, $995,000 and $1.2 million, respectively.  Share-based compensation consisted of expense related to employee equity awards.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at December 31, 2010, net of estimated forfeitures, is $1.6 million and is expected to be recognized over a weighted-average period of 2.1 years.

We have outstanding stock options granted pursuant to two stock option plans. They are the Long-Term Incentive Plan (the “1999 Plan”), which was adopted in 1999 and the 2006 Long Term Incentive Plan (the “2006 Plan”) which was adopted in 2006.  The 1999 Plan was terminated and replaced by the 2006 Plan. Options outstanding under the 1999 Plan remain in effect, but no new options may be granted under that plan.  Options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period.

During 2010,  the Board of Directors approved an amendment to the 2006 Long-Term Incentive Plan (the “2006 Plan”), to (a) increase the maximum aggregate number of shares authorized for issuance under the 2006 Plan from 750,000 shares to 1,500,000 shares (in each case prior to taking into account provisions under the 2006 Plan allowing shares that were available under the Company’s predecessor stock incentive plan as of its termination date (and shares subject to options granted under the predecessor plan that expire or terminate without having been fully exercised) to be available again for issuance under the 2006 Plan) and (b) permit stock appreciation rights (SAR), settled in shares, to be issued under the 2006 Plan.

A summary of the company's stock option activity and related information for the years ended December 31, 2010, 2009 and 2008 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/07	1,926,222	6.06
Options granted	199,500	5.39		$3.34
Options exercised	(26,541)	4.53			$49,356
Options cancelled	(54,188)	7.65
Options expired	(39,272)	5.96
Outstanding, at 12/31/08	2,005,721	5.97			$383,626
Options granted	140,500	4.38		$2.81
Options exercised	(124,500)	3.63			$90,800
Options cancelled	(141,875)	7.83
Options expired	(41,750)	6.26
Outstanding, at 12/31/09	1,838,096	5.86			$632,057
Options granted	117,500	5.50		$3.42
Options exercised	(61,000)	5.71			$179,320
Options cancelled	(165,373)	8.35
Options expired	(6,950)	5.34
Outstanding, at 12/31/10	1,722,273	5.60	4.91		$5,533,212
Exercisable, at 12/31/10	1,478,022	5.65	4.38		$4,711,347

During the twelve months ended December 31, 2010, the Company issued 2,897 shares of common stock in exchange for options to purchase 25,000 shares of common stock in connection with the cashless exercise of options with an exercise price of $7.38 per share and based on the market value of the Company’s common stock of $8.83 per share.

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

The following table summarizes information about SARs outstanding at December 31, 2010:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
SARs	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/09	-	$-	-	$-	$-
Granted	369,296	$4.97	-	$2.76	$1,344,495
Exercised	-	$-	-	$-	$-
Cancelled	(5,000)	$5.17	-	$-	$-
Expired	-	$-	-	$-	$-
Outstanding, at 12/31/10	364,296	$4.97	3.08	$-	$1,344,495
Exercisable, at 12/31/10	-	$-	-	$-	$-

The following table summarizes information related to fixed stock options outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2010	Weighted average exercise price
$1.00 – 4.00	441,914	3.55	$2.90	404,415	$2.85
4.01 – 8.00	956,359	5.37	$5.54	755,920	$5.54
8.01 – 12.94	324,000	5.43	$9.47	317,687	$9.47
	1,722,273	4.91	$5.60	1,478,022	$5.65

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

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted Average
		Grant-date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	388,254	3.60
Options granted	117,500	3.42
Options vested	(89,179)	2.76
Options forfeited	(172,323)	7.12
Nonvested at December 31, 2010	244,252	3.35

The total fair value of shares vested during the years ended December 31, 2010, 2009, 2008 was $945,000, $1.0 million and $1.3 million, respectively.

The key assumptions used in the valuation model during the twelve months ended December 31, 2010, 2009 and 2008 are provided below:

	Twelve Months Ended
	December 31,
	2010	2009	2008
Valuation Assumptions:
Volatility	72.45%	70.70%	69.73%
Expected term	6.3	6.3	6.3
Risk free interest rate	2.74%	2.48%	3.15%
Dividend yield	0.00%	0.00%	0.00%

NOTE L – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

For the year ended December 31, 2010, there were no customers that accounted for 10% or more of consolidated revenue.  Also, there were no customers that accounted for 10% or more of outstanding accounts receivable at December 31, 2010.

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

We had two suppliers from which our purchases were approximately 51% of our hardware cost of sales and two suppliers from which our purchases were approximately 49% of our service cost of sales for the year ended December 31, 2010.   Our accounts payable to these suppliers was approximately $2.8 million at December 31, 2010.

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

We conducted business with one related party during the year ended December 31, 2010.  Mr. Ryan, a director on the Company’s Board of Directors, is a partner in the law firm of Salisbury & Ryan LLP.  Salisbury & Ryan LLP provides legal services to the Company.  During the year ended December 31, 2010, 2009, and 2008, Salisbury & Ryan LLP charged legal fees of approximately $361,000, $358,000 and $762,000, respectively.  Our accounts payable to Salisbury & Ryan LLP was $30,000 and $28,000 at December 31, 2010 and 2009, respectively.

NOTE M – COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease.  The leases expire at various dates through 2012. The gross value of the assets financed by the lease obligations at the inception of the leases was $881,000.  The net carrying value of assets financed by capital lease obligations approximated $881,000 as of December 31, 2010.  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010, (in thousands).

2011	$496
2012	245
Total minimum lease payments	741
Less amount representing interest	(57)
Present value of net minimum lease payments	$684

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year, through 2012. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2010, (in thousands) are as follows:

2011	$975
2012	600
Total minimum lease payments	$1,575

Rent expense, including short-term leases, amounted to approximately $987,000 million, $1.0 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE N – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries.  Employees are eligible for participation beginning on their first day of employment.  We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  Our matching contributions are vested over a three year period at a rate of 33% per year.  Approximately $197,000, $179,000 and $182,000 were expensed for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE O – LOSS PER SHARE

The numerator in calculating both basic and diluted net loss per share for each period is net loss.  The denominator is based on the following number of common shares:

	For the years ended December 31,
(In thousands, except per share data)	2010	2009	2008
Common Shares:
Weighted average common shares outstanding	15,084	14,429	14,144
Net loss	$(380)	$(5,829)	$(10,975)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.40)	$(0.78)

For the year ended December 31, 2010, 2009 and 2008, the effect of our 1,498,498, 1,838,096 and 2,005,721 stock options and warrants was not included, respectively, in the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE P – LEGAL PROCEEDINGS

As determined on December 31, 2010 and previously reported in a Current Report on Form 8-K filed on January 13, 2011, on January 7, 2011, the Company amended that certain Asset Purchase Agreement by and among the Company, Orbit One Communications, LLC and Orbit One Communications, Inc., originally dated as of July 31, 2007 (the “Amendment”).     The Amendment addresses disputes (which disputes have been previously reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K) that arose among the parties, including former Orbit One stockholders David Ronsen, Scott Rosenzweig, and Gary Naden, regarding the proper measurement for a portion of the purchase price and agreeing to a final purchase price adjustment.   In connection with the Amendment, the parties to the Amendment agreed to dismiss, with prejudice, all lawsuits pending between them.

The net adjustment to the final purchase price totaled approximately $1.73 million, after giving effect to the return of approximately $573,000 from the escrow to the Company.  In addition, the Company will repurchase 320,833 shares of the Company’s common stock, held in escrow for the benefit of the sellers, for approximately $2.9 million based on a price per share equal to the closing trading price on the effective date of the Amendment.  These 320,833 shares had been deemed “earned” under the terms of the earn-out in the Asset Purchase Agreement and have been considered outstanding for financial reporting purposes since 2007.

Reconciliation of net adjustment to final purchase price, included in accrued expenses (see Note I):

(In thousands)	December 31, 2010
Agreed Settlement Payout	$5,200
Less:
Cash from escrow	(550)
Interest income from escrow	(23)
Treasury stock to be purchased	(2,897)
Accrued litigation settlement	$1,730

Reconciliation of litigation settlement and related expenses:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Accrued litigation settlement	$1,730	$-	$-
Legal fees associated w/litigation	1,000	1,637	2,092
Other (underwriting/accounting)	295	-	-
Litigation settlement	$3,025	$1,637	$2,092

NOTE Q – SEGMENT INFORMATION

The Company has two reportable operating segments.  These segments are M2M Services and Other Services.  The M2M Services segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

During 2010, we changed our internal organization structure and internal management reporting to combine all M2M activity into one operating group.  As such, we have recast our reportable segments to conform with our internal reporting structure.  We have integrated our network services and our wire-line security detection hardware and services with our M2M Services segment as they are closely related to our cellular and satellite machine-to-machine communications hardware and services.  Other Services consists of our video conferencing hardware and installation of telecommunications equipment.  We have reclassified financial information for the years ended December 31, 2009 and 2008 to conform to the current period presentation.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the Company’s business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating profit (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating profit/(loss) are reviewed on a consolidated basis.

Summarized below are our revenues and operating earnings (loss) by reportable segment.

Certain Corporate expenses are allocated to the segments based on segment revenues.

	For the years ended December 31,
(In thousands, except per share data)	2010	2009	2008

Revenues:
M2M Services	$56,708	$49,183	$70,104
Other Services	1,535	1,653	2,215
	$58,243	$50,836	$72,319
Operating earnings (loss):
M2M Services	$7,802	$4,528	$(5,804)
Other Services	(309)	16	(9)
Unallocated Corporate	(7,893)	(6,200)	(576)
	$(400)	$(1,656)	$(6,389)
Depreciation and amortization:
M2M Services	$2,800	$2,754	$1,589
Other Services	74	27	965
Unallocated Corporate	507	617	553
	$3,381	$3,398	$3,107

	Dec. 31,	Dec. 31,
Identifiable Assets:	2010	2009
M2M Services	$43,159	$43,739
Other Services	2,018	2,181
Unallocated Corporate	11,969	6,827
	$57,146	$52,747

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the accompanying balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation of the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Numerex Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 30, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f).  Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.    Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concludes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Numerex Corp. and subsidiaries

We have audited Numerex Corp. (a Pennsylvania Corporation) and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Numerex Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Numerex Corp. and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Numerex Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Numerex Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 30, 2011

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation.

Incorporated by reference from our Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedule.

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

4.23 Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.34 Common Stock Purchase Warrant, dated January 13, 2004 by and between the Company and Laurus Master Fund, Ltd.

4.45 Common Stock Purchase Warrant, dated January 28, 2005 by and between the Company and Laurus Master Fund, Ltd.

10. 16 Registration Agreement between the Company and Dominion dated July 13, 1992

10. 27 Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994, re: designation of director

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

10.1113 Form of Stock Appreciation Right Agreement under 2006 Long-Term Incentive Plan *

10.12 14  Loan and Security Agreement, by and among  Numerex Corp., its subsidiaries and Silicon Valley Bank, dated   as of May 4, 2010 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

11	Computation of Earnings Per Share

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton, LLP

24         Power of Attorney (included with signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

*Indicates a management contract of any compensatory plan, contract or arrangement.

1	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

2	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

3	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

4	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2004 (File No. 0-22920)

5	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on February 3, 2005, 2005 (File No. 0-22920)

6	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

7	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

8	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

9	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

10	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

11	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 0-22920)

12	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on August 6, 2007 (File No. 0-22920)

13	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on May 27, 2010 (File No. 0-22920)

14	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on August 16, 2010 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009, 2008

(in thousands)

Description	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period
Year ended December 31, 2010:
Accounts receivable
Allowance for uncollectible accounts	$548	$211	$(403	)a	$356
Inventory
Allowance for obsolescence	$439	$185	$-		$624

Year ended December 31, 2009:
Accounts receivable
Allowance for uncollectible accounts	$1,010	$536	$(998	)a	$548
Inventory
Allowance for obsolescence	$606	$110	$(277)		$439

Year ended December 31, 2008:
Accounts receivable
Allowance for uncollectible accounts	$1,009	$1,102	$(1,101	)a	$1,010
Inventory
Allowance for obsolescence	$340	$266	$-		$606

(a) Amounts written off as uncollectible, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:    /s/ Stratton J. Nicolaides

Stratton J. Nicolaides,

Chairman and Chief Executive Officer

Date: March 30, 2011

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Catherall and Andrew Ryan and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2011
Stratton J. Nicolaides
/s/ Brian C. Beazer	Director	March 30, 2011
Brian C. Beazer
/s/ George Benson	Director	March 30, 2011
George Benson
/s/ E. James Constantine	Director	March 30, 2011
E. James Constantine
/s/ John G. Raos	Director	March 30, 2011
John G. Raos
/s/ Andrew J. Ryan	Director	March 30, 2011
Andrew J. Ryan
/s/ Alan B. Catherall	Executive Vice President,	March 30, 2011
Alan B. Catherall	Chief Financial Officer, Principal
Financial and Accounting Officer