Form 10-Q
period 2011-03-31
NUMEREX CORP /PA/
filed 2011-05-16
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 11, 2011, an aggregate of 15,048,002 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Net sales:
Hardware	$4,584		$4,818
Service	9,184		8,204
Total net sales	13,768		13,022
Cost of hardware sales, exclusive of depreciation and amortization shown separately below	3,926		4,036
Cost of services, exclusive of depreciation and amortization shown separately below	3,756		3,233
Gross profit	6,086		5,753
Sales and marketing	2,168		1,787
General, administrative and legal	2,198		2,399
Engineering and development	594		592
Bad debt expense	81		57
Depreciation and amortization	775		873
Operating income	270		45
Interest expense	(26)		(13)
Net other expense	-		(41)
Income (loss) before income taxes	244		(9)
Provision for income taxes	14		22
Net income (loss)	230		(31)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	12		7
Comprehensive income (loss)	$242		$(24)

Basic earnings (loss) per common share	$0.02	$	( -)
Diluted earnings (loss) per common share	$0.01	$	( -)
Weighted average common shares outstanding:
Basic	14,985		15,079
Diluted	15,763		15,079

See accompanying notes to unaudited condensed consolidated financial statements

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,115	$10,251
Restricted cash	265	265
Accounts receivable, less allowance for doubtful accounts of $417 at March 31, 2011 and $356 at December 31, 2010	6,756	6,518
Inventory	4,479	4,820
Prepaid expenses and other current assets	1,663	1,926
TOTAL CURRENT ASSETS	17,278	23,780

Property and equipment, net	1,337	1,392
Goodwill, net	23,787	23,787
Other intangibles, net	4,674	4,741
Software, net	3,005	3,115
Other assets	1,338	331
TOTAL ASSETS	$51,419	$57,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,726	$7,507
Other current liabilities	1,163	3,765
Deferred revenues	1,974	1,864
Obligations under capital leases, current portion	456	447
TOTAL CURRENT LIABILITIES	9,319	13,583

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	120	237
Other long-term liabilities	569	608
TOTAL LIABILITIES	10,008	14,428

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000,000; none issued	-	-
Class A common stock – no par value; authorized 30,000,000; issued 16,603,670 shares at March 31, 2011 and 16,362,937 shares at December 31, 2010; outstanding 15,122,128 shares at March 31, 2011 December 31, 2010	58,851	57,696
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	6,596	6,403
Treasury stock, at cost, 1,561,642 shares at March 31, 2011 and 1,240,809 shares at December 31, 2010	(8,136)	(5,239)
Accumulated other comprehensive income	12	-
Accumulated deficit	(15,912)	(16,142)
TOTAL SHAREHOLDERS' EQUITY	41,411	42,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,419	$57,146

See accompanying notes to unaudited condensed consolidated financial statements

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$230	$(31)
Adjustments to reconcile net income (loss) to net cash
provided by/(used in) operating activities:
Depreciation and amortization	775	873
Allowance for doubtful accounts	81	57
Inventory reserves	-	47
Non-cash interest expense	4	12
Stock options compensation expense	193	263
Stock issued in lieu of directors fees	31	14
Deferred income taxes	-	26
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	(319)	98
Inventory	341	540
Prepaid expenses and other current assets	(407)	(481)
Other assets	-	(35)
Accounts payable	(1,781)	945
Other liabilities	(2,647)	(62)
Deferred revenue	110	313
Income taxes	(7)	32
Net cash (used in) provided by operating activities:	(3,396)	2,611
Cash flows from investing activities:
Purchase of property and equipment	(139)	(401)
Purchase of intangible and other assets	(406)	(610)
Investment	(322)	-
Net cash used in investing activities	(867)	(1,011)
Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	1,124	-
Purchase of treasury stock	(2,897)	(26)
Principal payments on capital lease obligations	(112)	(5)
Principal payments on notes payable and debt	-	(500)
Net cash used in financing activities:	(1,885)	(531)
Effect of exchange differences on cash	12	7
Net increase in cash and cash equivalents	(6,136)	1,076
Cash and cash equivalents at beginning of year	10,251	5,306
Cash and cash equivalents at end of year	$4,115	$6,382
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$22	$2
Income taxes	21	32
Disclosure of non-cash activities:
Non-cash interest	9	12

See accompanying notes to unaudited condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
		(in thousands)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
Balance, December 31, 2010	16,363	$57,696	$6,403	$(5,239)	$-	$(16,142)	$42,718
Issuance of shares under Directors Stock Plan	4	31	-	-	-	-	31
Issuance of shares in connection with employee stock option plan	37	244	-	-	-	-	244
Conversion of warrants	200	880	-	-	-	-	880
Repurchase of treasury shares	-	-	-	(2,897)	-	-	(2,897)
Share-based compensation	-	-	193	-	-	-	193
Translation adjustment	-	-	-	-	12	-	12
Net income	-	-	-	-	-	230	230
Balance, March 31, 2011	16,604	$58,851	$6,596	$(8,136)	$12	$(15,912)	$41,411

See accompanying notes to unaudited condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

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

NOTE B – REVENUE RECOGNITION

The Company’s revenue is generated from three sources:

•	the supply of hardware, under non recurring agreements,
•	the provision of services,
•	the provision of data transportation services, under recurring or multi-year contractually based agreements.
•	Professional services

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

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the percentage-of-completion method in accordance with “FASB ASC 605-985-25-88 through 107.”  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues by applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made.

We measure our progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer.  Contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable.

For additional information regarding our critical accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2010 and the condensed consolidated financial statements contained therein.

NOTE C - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Raw materials	$1,325	$1,241
Work-in-progress	10	13
Finished goods	3,759	4,190
Less reserve for obsolescence	(615)	(624)
Inventory, net	$4,479	$4,820

NOTE D – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

    We did not have any changes to goodwill during the three months ended March 31, 2011.

We did not incur costs to renew or extend the term of existing software and acquired intangible assets during the three months ending March 31, 2011. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$10,171	$(7,166)	$3,005	$10,005	$(6,890)	$3,115
Patents, trade and service marks	13,860	(10,423)	3,437	13,712	(10,155)	3,557
Intangible and other assets	2,268	(1,031)	1,237	2,176	(992)	1,184
Total intangible and other assets	$26,299	$(18,620)	$7,679	$25,893	$(18,037)	$7,856

Amortization expense of intangible assets and software totaled $583,000 and $652,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

As of March 31, 2011, the estimated remaining amortization expense associated with the Company’s intangible assets and software for the remainder of 2011 and in each of the next four fiscal years is as follows (in thousands):

Remainder of 2011	1.9
2012	2.1
2013	1.7
2014	0.8
Thereafter	1.2

 NOTE E – NOTES PAYABLE

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

We were in compliance with all financial covenants under the Credit Facility at March 31, 2011 and, as of that date, we had no outstanding borrowings or letters of credit.

NOTE F – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.  Effective January 1, 2007, we implemented ASC 740 Subtopic 10 "Accounting for Uncertainty in Income Taxes”. ASC 740 Subtopic 10 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We do not anticipate any material changes in its uncertain tax positions during the 2011 year.

We recorded a tax provision of $14,000 for the three months ended March 31, 2011, as compared to a tax provision of $22,000 for the three months ended March 31, 2010 representing effective tax rates of 5.79% and (252.91)%  respectively. The difference between our effective tax rate and the 34% federal statutory rate in both the current quarter and the quarter ending March 31, 2010 resulted primarily from the valuation allowance against all net deferred tax assets, the amortization of goodwill and state tax accruals related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – SHARE-BASED COMPENSATION

Share-based compensation was $193,000 and $263,000 for the three months ended March 31, 2011and 2010, respectively.  At March 31, 2011, there was approximately $1.3 million of total unrecognized compensation expense related to unvested share-based awards.  Generally, this expense will be recognized over the next 1.9 years and will be adjusted for any future changes in estimated forfeitures.

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

A summary of stock option activity and related information for the three months ended March 31, 2011:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
Options	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/2011	1,722,273	$5.60	4.91	$-	$5,533,212
Granted	-	$-	-	$-	$-
Exercised	(40,739)	$6.73	-	$-	$186,586
Cancelled	(125)	$1.06	-	$-	$-
Expired	(5,374)	$8.10	-	$-	$-
Outstanding, at 03/31/11	1,676,035	$5.57	4.70	$-	$7,228,323
Exercisable, at 03/31/11	1,436,971	$5.63	4.15	$-	$6,109,469

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

A summary of SARs activity and related information for the three months ended March 31, 2011:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
SARs	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/2011	364,296	$4.97	3.08	$-	$1,344,495
Granted	47,500	$10.25	9.80	$7.55	$-
Exercised	-	$-	-	$-	$-
Cancelled	-	$-	-	$-	$-
Expired	-	$-	-	$-	$-
Outstanding, at 03/31/11	411,796	$5.58	3.63	$-	$1,782,690
Exercisable, at 03/31/11	-	$-	-	$-	$-

During the three months ended March 31, 2011, the Company issued 588 shares of common stock in exchange for options to purchase 3,412 shares of common stock in connection with the cashless exercise of options with an exercise price of $7.50 per share and based on the market value of the Company’s common stock of $9.47 per share.

The following table summarizes information related to stock options and SARS outstanding at March 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2011	Weighted average exercise price
$1.00 – 4.00	440,863	3.31	$2.91	403,363	$2.85
4.01 – 8.00	928,672	5.10	$5.51	727,108	$5.52
8.01 – 10.60	306,500	5.48	$9.55	306,500	$9.55
	1,676,035	4.70	$5.57	1,436,971	$5.63

	SARS outstanding			SARS exercisable
Range of exercise prices	Number outstanding at March 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2011	Weighted average exercise price
$1.00 – 4.00	-	-	$-	-	$-
4.01 – 8.00	356,796	2.81	$4.88	-	$-
8.01 – 10.60	55,000	8.95	$10.09	-	$-
	411,796	3.63	$5.58	-	$-

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

The key assumptions used in the valuation model during the three months ended March 31, 2011 are provided below:
Valuation Assumptions:
Volatility	66.85%
Expected term (years)	6 years
Risk free interest rate	1.93%
Dividend yield	0.00%

NOTE H – EARNINGS (LOSS) PER SHARE

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Common Shares:
Weighted average common shares outstanding	14,985		15,079
Dilutive effect of common stock equivalents	778		-
Total	15,763		15,079

Net income (loss):	$230		$(31)
Net earnings (loss) per common share:
Basic	$0.02	$	( -)
Diluted	$0.01	$	( -)

For the three months ended March 31, 2011, the effect of our 295,125 outstanding stock options, 105,708 outstanding warrants, and 81,000 outstanding stock appreciation rights was not included in the computation of diluted earnings per share as their effect was anti-dilutive.  For the three months ended March 31, 2010, the effect of our 2,821,537 outstanding stock options and 1,985,472 outstanding warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE I – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 NOTE K – LEGAL PROCEEDINGS

As reported in a Current Report on Form 8-K filed on January 13, 2011, on January 7, 2011, we amended that certain Asset Purchase Agreement by and among the Company, Orbit One Communications, LLC and Orbit One Communications, Inc., originally dated as of July 31, 2007 (the “Amendment”).  The Amendment addresses disputes (which disputes have been previously reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K) that arose among the parties, including former Orbit One stockholders David Ronsen, Scott Rosenzweig, and Gary Naden, regarding the proper measurement for a portion of the purchase price and agreeing to a final purchase price adjustment.   In connection with the Amendment, the parties to the Amendment agreed to dismiss, with prejudice, all lawsuits pending between them.

We currently are not involved in any pending material litigation.

NOTE L – SEGMENT INFORMATION

Segment Information

The Company has two reportable operating segments.  These segments are M2M Services and Other Services.  The M2M Services segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

During the third quarter of 2010, we changed our internal organization structure and internal management reporting to combine all M2M activity into one operating group.  As such, we have recast our reportable segments to conform with our internal reporting structure.  We have integrated our network services and our wire-line security detection hardware and services with our M2M Services segment as they are closely related to our cellular and satellite machine-to-machine communications hardware and services.  Other Services consists of our video conferencing hardware and installation of telecommunications equipment.  We have reclassified financial information for the three months ended March 31, 2010 to conform to the current period presentation.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating income or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating income (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating income or loss are reviewed on a consolidated basis.

Summarized below are unaudited revenues and operating income by reportable segment:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net sales:
M2M Services	$13,468	$12,666
Other Services	300	356
	$13,768	$13,022
Gross profit, exclusive of depreciation and amortization shown separately below:
M2M Services	$5,964	$5,580
Other Services	122	173
	$6,086	$5,753
Operating income:
M2M Services	$413	$1,506
Other Services	(26)	2
Unallocated Corporate	(117)	(1,463)
	$270	$45
Depreciation and amortization:
M2M Services	$633	$725
Other Services	20	17
Unallocated Corporate	122	131
	$775	$873

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are unaudited identifiable assets:

(In thousands)	March 31,	December31,
Identifiable assets:	2011	2010
M2M Services	$43,067	$43,159
Other Services	2,001	2,018
Unallocated Corporate	6,351	11,969
	$51,419	$57,146

NOTE M – SUBSEQUENT EVENTS

On April 25, 2011, we amended our Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank. The amendment increases our revolving credit facility by $5.0 million to a total of $10 million (the “Credit Facility”).  The amended Credit Facility has a maturity date of April 2015 and includes a sublimit of up to $2.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus 1% (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion and is secured by all of the Company’s personal property, including its intellectual property.  There are no amounts outstanding under the Credit Facility.

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”).  The registration statement allows us, from time to time, to offer and sell up to $30 million of equity securities as described in the registration statement.  The terms of any offering under the shelf registration statement will be determined at the time of offering.  Proceeds from the sale of any securities will be used for the purposes described in a prospectus supplement filed at the time of an offering.  The registration statement was declared effective by the SEC on May 3, 2011.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring service revenues; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new services; whether and when products from our investments in the development of new products are realized; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions and the presence of competitors that may have greater financial and technological resources than us; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; our ability to manage our costs by accurately forecasting our needs; and extent and timing of technological changes. Our SEC reports identify additional factors that can affect forward-looking statement.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2011.
While our overall business has grown and we believe that our pipeline of future sales opportunities is solid, general economic uncertainty remains and may reduce our future growth.  We have tightened our credit policies in response to the economic climate, in particular to our hardware-only sales, which may impact revenues for the balance of the year.

Net sales increased 6% to $13.8 million for the three-month period ended March 31, 2011, as compared to $13.0 million for the three-month period ended March 31, 2010.

We recognized operating income of $270,000 for the three-month period ended March 31, 2011, as compared to $45,000 for the three-month period ended March 31, 2010.

We recognized net income of $230,000 for the three-month period ended March 31, 2011, or $0.02 per basic and diluted share, as compared to a net loss of $31,000, or ($0.00) per basic and diluted share for the three-month period ended March 31, 2010.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010:

Net Sales

Net sales for our reportable segments for the three months ended March 31, 2011 and 2010 are summarized in the following table:
	Three Months Ended
	March 31,
(In thousands)	2011	2010	change	% change
Net Sales:
M2M Services
Hardware	$4,472	$4,756	$(284)	-6%
Services	8,995	7,910	1,085	14%
Sub-Total	13,467	12,666	801	6%
Other Services
Hardware	113	62	51	82%
Services	188	294	(106)	-36%
Sub-Total	301	356	(55)	-15%
Total net sales	$13,768	$13,022	$746	6%

Hardware net sales from M2M Services decreased 6% to $4.5 million for the three-month period ended March 31, 2011, as compared to $4.8 million for the three-month period ended March 31, 2010.  The decrease is primarily the result of replacing our former wireless module distribution contract with a new wireless module distribution contractor.

Service net sales from M2M Services increased 14% to $9.0 million for the three-month period ended March 31, 2011, as compared to $7.9 million for the three-month period ended March 31, 2010.  The increase is primarily due to subscription increases which were generated by sales of our security hardware, as well as sales of our cellular and satellite tracking units.

Hardware sales from Other Services increased 82% to $113,000 for the three-month period ended March 31, 2011, as compared to $62,000 for the three-month period ended March 31, 2010.

Service net sales from Other Services service revenues decreased 36% to $188,000 for the three-month period ended March 31, 2011, as compared to $294,000 for the three-month period ended March 31, 2010.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. The decrease is primarily the result of a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments for the three months ended March 31, 2011 and 2010 are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2011	2010	change	% change
Cost of Sales:
M2M Services
Cost of hardware sales	$3,850	$3,966	$(116)	-3%
Cost of service sales	3,653	3,120	533	17%
Sub-Total	7,503	7,086	417	6%
Other Services:
Cost of hardware sales	76	70	6	9%
Cost of service sales	103	113	(10)	(9%)
Sub-Total	179	183	(4)	(2%)
Total cost of sales	$7,682	$7,269	$413	6%

Cost of hardware sales from M2M Services segment decreased 3% to $3.9 million for the three-month period ended March 31, 2011, as compared to $4.0 million for the three-month period ended March 31, 2010.  The decrease is in direct correlation to the decrease in M2M Services hardware sales.

Cost of service sales from M2M Services segment increased 17% to $3.7 million for the three-month period ended March 31, 2011, as compared to $3.1 million for the three-month period ended March 31, 2010.  The increase is in direct correlation to the increase in M2M Services service sales.

Gross Profit
	Three Months Ended
	March 31,
(In thousands)	2011	2010
Total net sales	$13,768	$13,022
Total cost of sales	7,682	7,269
Gross Profit:	$6,086	$5,753
Gross Profit %:	44.2%	44.2%

Gross profit, as a percentage of net sales, remained constant at 44.2% for the three-month period ended March 31, 2011 and 2010.

Operating, Interest and Other Expenses

Operating, interest and other expenses for the Company for the three months ended March 31, 2011 and 2010 are summarized in the following table:
	Three Months Ended
	March 31,
(in thousands)	2011	2010	change	% change
Sales and marketing	$2,168	$1,787	$381	21%
General and administrative	2,198	2,399	(201)	-8%
Engineering and development	594	592	2	0%
Bad debt expense	81	57	24	42%
Depreciation and amortization	775	873	(98)	-11%
Operating income	270	45	225	500%
Interest expense	(26)	(13)	(13)	50%
Net other expense	-	(41)	41	100%
Income (loss) before income taxes	244	(9)	253	2811%
Provision for income taxes	14	22	(8)	36%
Net income (loss)	$230	$(31)	261	-842%

Sales and marketing expenses increased 21% to $2.2 million for the three-month period ended March 31, 2011, as compared to $1.8 million for the three-month period ended March 31, 2010.  The increase is primarily the result of investing in additional sales and marketing personnel.

General and administrative expenses decreased 8% to $2.2 million for the three-month period ended March 31, 2011, as compared to $2.4 million for the three-month period ended March 31, 2010.  The decrease is primarily the result of settling the Orbit One litigation and the elimination of any litigation related legal fees.

Engineering and development expenses remained constant at $0.6 million for the three-month period ended March 31, 2011 and 2010.

Depreciation and amortization expense decreased 11% to $0.8 million for the three-month period ended March 31, 2011, as compared to $0.9 million for the three-month period ended March 31, 2010.   The decrease is primarily due to certain tangible assets becoming fully depreciated.

Liquidity and Capital Resources

We had working capital of $8.0 million as of March 31, 2011 and $10.2 million as of December 31, 2010.  We had cash balances of $4.1 million and $10.3 million as of March 31, 2011 and December 31, 2010, respectively.  The decrease in cash and cash equivalents was primarily due to a litigation settlement of $5.5 million, which included a repurchase of 320,833 shares at $9.03.

The following table shows information about our cash flows and liquidity positions during the three months ended March 31, 2011 and 2010. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net cash (used in) provided by operating activities	$(3,396)	$2,611
Net cash used in investing activities	(867)	(1,011)
Net cash used in financing activities	(1,885)	(531)
Effect of exchange rate differences on cash	12	7
Net change in cash and cash equivalents	$(6,136)	$1,076

We used cash from operating activities totaling $3.4 million for the three-month period ended March 31, 2011, as compared to provided cash of $2.6 million for the three-month period ended March 31, 2010.  The change was primarily due to the decrease in accounts payable and other liabilities during the current period.

We used cash in investing activities totaling $0.9 million for the three-month period ended March 31, 2011, as compared to $1.0 million for the three-month period ended March 31, 2010.   The decrease was primarily due to the decrease in purchase of property and equipment and intangible and other assets, offset by the purchase of investment during the current period.

We used cash in financing activities totaling $1.9 million for the three-month period ended March 31, 2011, as compared to $0.5 million for the three-month period ended March 31, 2010.  The increase is primarily due to the repurchase of treasury stock which was partially offset by the proceeds received from the exercise of common stock and warrants.

On April 25, 2011, we amended our Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank. The amendment increases our revolving credit facility by $5.0 million to a total of $10 million (the “Credit Facility”).  The amended Credit Facility has a maturity date of April 2015 and includes a sublimit of up to $2.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus 1% (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion and is secured by all of our personal property, including our intellectual property.

We were in compliance with all financial covenants under the Credit Facility at March 31, 2011. During the three months ended March 31, 2011 we had no borrowings and there are no outstanding borrowings or letters of credit as of that date.

Also on April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC.  The registration statement allows us, from time to time, to offer and sell up to $30 million of equity securities as described in the registration statement.  The registration statement was declared effective by the SEC on May 3, 2011.   As of the date of this Quarterly Report on Form 10-Q, we had not issued or sold any securities pursuant to the shelf registration statement.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Our Credit Agreement, as described in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on April 29, 2011, provides us with a revolving Credit Facility up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the Credit Agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion.  Accordingly we could be exposed to market risk from changes in interest rates on our long-term debt.  A hypothetical 1% interest rate change would not have any current impact on our results of operations as we had no amounts outstanding under the Credit Facility as of March 31, 2011 or any other outstanding indebtedness.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2011, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net adjustment to the final purchase price totaled approximately $1.7 million, after giving effect to the return of approximately $573,000 from the escrow to the Company.  In addition, we repurchased 320,833 shares of our common stock, held in escrow for the benefit of the sellers, for approximately $2.9 million based on a price per share equal to the closing trading price on the effective date of the Amendment.  The 320,833 shares had been deemed “earned” under the terms of the earn-out in the Asset Purchase Agreement and were considered outstanding for financial reporting purposes.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this report.  At March 31, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of its Class A Common Stock, no par value per share, during the quarter ended March 31, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through 31, 2011	320,833	$9.03	-
February 1 through 28, 2011	-	$-	-
March 1 through March 31, 2011	-	$-	-
Total	320,833		-

(1)   These shares were not repurchased through a publicly announced plan or program.  The Company purchased 320,833 shares, at a purchase price of $9.03 per share, in connection with the settlement of certain litigation as described in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Removed and Reserved.

Item 5.                      Other Information.

None - not applicable.

Item 6.                        Exhibits

Exhibit 10.1
First Amendment to Asset Purchase Agreement, by and among Numerex Corp., Orbit One Communications, LLC, Orbit One Communications, Inc., Lava Lake Technologies, LLC, Delphini, LLC, David Ronsen, Scott Rosenzweig, and Gary Naden, dated as of January 7, 2011 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2011 and incorporated by reference herein)

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

NUMEREX CORP.
(Registrant)

May 16, 2011	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

May 16, 2011	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer