Form 10-Q
period 2011-06-30
NUMEREX CORP /PA/
filed 2011-08-15
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 3, 2011, an aggregate of 15,067,339 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
Hardware	$4,752	$6,467	$9,336	$11,285
Service	9,622	8,431	18,806	16,635
Total net sales	14,374	14,898	28,142	27,920
Cost of hardware sales	4,117	5,066	8,043	9,102
Cost of services	3,957	3,425	7,713	6,659
Gross profit	6,300	6,407	12,386	12,159
Sales and marketing	2,229	1,759	4,397	3,546
General, administrative and legal	2,271	2,517	4,469	4,916
Engineering and development	574	780	1,168	1,372
Bad debt	98	107	179	164
Depreciation and amortization	766	860	1,541	1,732
Operating income	362	384	632	429
Interest expense	(21)	(5)	(47)	(19)
Other income (expense)	15	-	15	(40)
Income before income taxes	356	379	600	370
Provision (benefit) for income taxes	16	(8)	30	14
Net income	340	387	570	356
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(13)	-	(1)	7
Comprehensive income	$327	$387	$569	$363

Basic income per common share	$0.02	$0.03	$0.04	$0.02
Diluted income per common share	$0.02	$0.03	$0.04	$0.02
Weighted average common shares outstanding:
Basic	15,053	15,074	15,019	15,076
Diluted	15,844	15,234	15,767	15,226

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,543	$10,251
Restricted cash	265	265
Accounts receivable, less allowance for doubtful accounts of $489 at June 30, 2011 and $356 at December 31, 2010	6,502	6,518
Inventory, net	4,989	4,820
Prepaid expenses and other current assets	1,633	1,926
TOTAL CURRENT ASSETS	23,932	23,780

Property and equipment, net	1,453	1,392
Goodwill, net	23,787	23,787
Other intangibles, net	4,454	4,741
Software, net	2,938	3,115
Other assets	1,451	331
TOTAL ASSETS	$58,015	$57,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,972	$7,507
Other current liabilities	1,094	3,765
Credit facility	6,000	-
Deferred revenues	1,837	1,864
Obligations under capital leases, current portion	463	447
TOTAL CURRENT LIABILITIES	15,366	13,583

LONG TERM LIABILITIES
Obligations under capital leases and other long term liabilities	-	237
Other long-term liabilities	542	608
TOTAL LIABILITIES	15,908	14,428

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock – no par value; authorized 30,000; issued 16,671 shares at June 30, 2011 and 16,363 shares at December 31, 2010; outstanding 15,064 shares at June 30, 2011 and 15,122 shares December 31, 2010	59,025	57,696
Class B common stock – no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	6,791	6,403
Treasury stock, at cost, 1,562 shares at June 30, 2011 and 1,241 shares at December 31, 2010	(8,136)	(5,239)
Accumulated other comprehensive income	(1)	-
Accumulated deficit	(15,572)	(16,142)
TOTAL SHAREHOLDERS' EQUITY	42,107	42,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,015	$57,146

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$570	$356
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	1,541	1,732
Bad debt expense	179	164
Inventory reserves	16	95
Non-cash interest expense	17	12
Stock option compensation expense	437	488
Stock issued in lieu of directors fees	40	30
Deferred income taxes	-	22
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(95)	(1,678)
Inventory	(185)	2,162
Prepaid expenses and interest receivable	(469)	(503)
Other assets	(21)	(64)
Accounts payable	(1,535)	967
Other current liabilities	(2,578)	(151)
Deferred revenues	(27)	660
Income taxes	(93)	14
Other long-term liabilities	(66)	-
Net cash (used in) provided by operating activities:	(2,269)	4,306
Cash flows from investing activities:
Purchase of property and equipment	(433)	(377)
Purchase of intangible and other assets	(705)	(1,138)
Purchase of investment	(322)	-
Net cash used in investing activities	(1,460)	(1,515)
Cash flows from financing activities:
Fees paid for credit facility	(100)	(50)
Proceeds from exercise of common stock options	1,240	-
Purchase of treasury stock	(2,897)	(26)
Principal payments on capital lease obligations	(221)	(12)
Proceeds from credit facility	6,000	-
Principal payments on notes payable and debt	-	(500)
Net cash provided by (used in) financing activities:	4,022	(588)
Effect of exchange differences on cash	(1)	7
Net increase in cash and cash equivalents	292	2,210
Cash and cash equivalents at beginning of period	10,251	5,306
Cash and cash equivalents at end of period	$10,543	$7,516
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$30	$2
Income taxes	123	41

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
Balance, December 31, 2010	16,363	$57,696	$6,403	$(5,239)	$-	$(16,142)	$42,718
Issuance of shares under Directors Stock Plan	4	40	-	-	-	-	40
Issuance of shares for restricted stock awards	45	49	-	-	-	-	49
Issuance of shares in connection with employee stock option plan	59	360	-	-	-	-	360
Conversion of warrants	200	880	-	-	-	-	880
Repurchase of treasury shares	-	-	-	(2,897)	-	-	(2,897)
Share-based compensation	-	-	388	-	-	-	388
Translation adjustment	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	570	570
Balance, June 30, 2011	16,671	$59,025	$6,791	$(8,136)	$(1)	$(15,572)	$42,107

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

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

In the case of revenue derived from maintenance services the Company recognizes revenue ratably over the contract term. In certain instances the Company may, under an appropriate agreement, advance charge for the service to be provided. In these instances the Company recognizes the advance charge as deferred revenue (classified as a liability) and recognizes the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed. The Company’s revenues in the consolidated statement of operations are net of sales taxes.

The Company recognizes revenue from the provision of data transportation services when it performs the services or processes transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances the Company may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances the Company recognizes the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and recognizes the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

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

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the percentage-of-completion method in accordance with “FASB ASC 985-605-25paragraphs 88 through 107.”  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues by applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made.

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

NOTE C - INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Raw materials	$1,261	$1,241
Work-in-progress	9	13
Finished goods	4,351	4,190
Less reserve for obsolescence	(632)	(624)
Inventory, net	$4,989	$4,820

NOTE D – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

    We did not have any changes to goodwill during the six months ended June 30, 2011.

We did not incur costs to renew or extend the term of existing software and acquired intangible assets during the six months ending June 30, 2011. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$10,381	$(7,442)	$2,939	$10,005	$(6,890)	$3,115
Patents, trade and service marks	13,897	(10,692)	3,205	13,712	(10,155)	3,557
Intangible and other assets	2,320	(1,072)	1,248	2,176	(992)	1,184
Total intangible and other assets	$26,598	$(19,206)	$7,392	$25,893	$(18,037)	$7,856

Amortization expense of intangible assets and software totaled $585,000 and $632,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the estimated remaining amortization expense associated with the Company’s intangible assets and software is as follows:

Remainder of 2011	$ 1.2 million
2012	2.3 million
2013	1.8 million
2014	0.9 million
Thereafter	1.2 million

NOTE E – NOTES PAYABLE

On May 4, 2010, Company and its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).   On April 25, 2011, the Company, its subsidiaries and the Bank entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) in order to, among other things, extend the maturity date of the Loan Agreement and to increase the revolving line of credit (the “Credit Facility”) from $5.0 million to $10.0 million. The Company may use the borrowings under the Credit Facility for working capital and general business requirements.

The amount available to the Company under the Credit Facility at any given time is the lesser of (a) $10.0 million or (b) the amount available under its borrowing base (two times Adjusted EBITDA, measured on a 12 month trailing average, minus the principal amount of any Term Loan Advances) minus (1) the dollar equivalent amount of all outstanding letters of credit plus an amount equal to the letter of credit reserve amount (as set forth in the Amended Loan Agreement), (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, (4) the outstanding principal balance of any advances and (5) the outstanding principal balance of any Term Loan Advances.  Under the Amended Loan Agreement, if the principal outstanding balance of any advance is equal or greater to $1 million for a period of time equal to or greater than 90 days from the funding date, then the principal balance becomes a “Term Loan Advance” and the Company must repay 5% of the original principal amount commencing on the first calendar day of the quarter following the conversion of the advance to a Term Loan Advance and on the first day of each fiscal quarter thereafter.

The Credit Facility also includes a sublimit of up to $2.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the Amended Loan Agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as defined in the Amended Loan Agreement). The Credit Facility includes an annual fee of 0.375% of the average unused portion of the credit facility.

 All unpaid principal and accrued interest is due and payable in full on April 30, 2015, which is the maturity date.  Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries, including our intellectual property.  The Amended Loan Agreement contains customary terms and conditions for credit facilities of this type.  In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a senior leverage ratio and a fixed charge coverage ratio.  The Amended Loan Agreement contains customary events of default.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the Credit Facility may be accelerated.

We were in compliance with all financial covenants under the Credit Facility at June 30, 2011 and, as of that date, we had aggregate borrowing of $6.0 million outstanding  under the Credit Facility at an interest rate of 5%, and no letters of credit.

NOTE F – INCOME TAXES

We account for income taxes in accordance with ASC 740, "Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Effective January 1, 2007, we implemented ASC 740 Subtopic 10, "Accounting for Uncertainty in Income Taxes.” ASC 740 Subtopic 10 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We do not anticipate any material changes in its uncertain tax positions during the 2011 year.

We recorded a tax provision of $30,000 for the six months ended June 30, 2011 as compared to a tax provision of $14,000 for the six months ended June 30, 2010 representing effective tax rates of 4.88% and 3.71%, respectively. The difference between our effective tax rate and the 34% federal statutory rate in both the six months ended June 30, 2011 and the six months ended June 30, 2010 resulted primarily from our valuation allowance against all net deferred tax assets, the amortization of goodwill and state tax accruals related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2007 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – SHARE-BASED COMPENSATION

Share-based compensation was $255,000 and $227,000 for the three months ended June 30, 2011 and 2010, respectively, and $478,000 and $504,000 for the six months ended June 30, 2011and 2010, respectively.  At June 30, 2011, there was approximately $2.1 million of total unrecognized compensation expense related to unvested share-based awards.  This expense will be recognized over an estimated weighted average period of 3 years and will be adjusted for any future changes in estimated forfeitures.

The Company has outstanding stock options granted pursuant to two stock option plans, the Long-Term Incentive Plan (the “1999 Plan”), which was adopted in 1999 and the 2006 Long Term Incentive Plan (the “2006 Plan”) which was adopted in 2006.  The 1999 Plan was terminated and replaced by the 2006 Plan. Options outstanding under the 1999 Plan remain in effect, but no new options may be granted under that plan.  Options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period and have a 10 year term.

On May 21, 2010, the Board of Directors approved an amendment to the 2006 Long-Term Incentive Plan (the “2006 Plan”), to (a) increase the maximum aggregate number of shares authorized for issuance under the 2006 Plan from 750,000 shares to 1,500,000 shares (in each case prior to taking into account provisions under the 2006 Plan allowing shares that were available under the Company’s predecessor stock incentive plan as of its termination date (and shares subject to options granted under the predecessor plan that expire or terminate without having been fully exercised) to be available again for issuance under the 2006 Plan) and (b) permit stock appreciation rights (SAR), settled in shares, to be issued under the 2006 Plan.  The amendments to the 2006 Plan were approved by the Company’s stockholders on May 21, 2010 at the Company’s annual meeting of stockholders.

A summary of stock option activity and related information for the six months ended June 30, 2011:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
Options	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/2011	1,722,273	$5.60	4.91	$-	$5,533,212
Exercised	(64,177)	$6.18	-	$-	$227,595
Cancelled	(125)	$1.06	-	$-	$-
Expired	(11,624)	$6.65	-	$-	$-
Outstanding, at 06/30/11	1,646,347	$5.57	4.47	$-	$6,905,083
Exercisable, at 06/30/11	1,413,783	$5.64	3.93	$-	$5,817,337

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

A summary of SARs activity and related information for the six months ended June 30, 2011:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
SARs	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/2011	364,296	$4.97	3.08	$-	$1,344,495
Granted	81,500	$10.12	9.69	$7.46	$-
Outstanding, at 06/30/11	445,796	$5.88	7.79	$3.66	$1,748,435
Exercisable, at 06/30/11	102,448	$4.51	8.90	$2.01	$534,779
During the six months ended June 30, 2011, the Company issued 1,675 shares of common stock in exchange for options to purchase 6,325 shares of common stock in connection with the cashless exercise of options with an average exercise price of $7.40 per share and based on the market value of the Company’s common stock of $9.74 per share.

On May 19, 2011, the Compensation Committee of the Board of Directors approved the grant of 45,000 shares of restricted stock, effective May 20, 2011 to the independent directors of the Company, allowable under the 2006 Plan.  The grant date fair value was $9.96 and the restricted shares will fully vest and become exercisable on May 19, 2012.

A summary of restricted share activity under the 2006 Plan for the six months ended June 30, 2011:

		Weighted Avg.
		Grant Date
Restricted shares	Shares	Fair Value
Outstanding, at 01/01/2011	-	$-
Granted	45,000	$9.96
Outstanding, at 06/30/11	45,000	$9.96

The following tables summarize information related to stock options and SARS outstanding at June 30, 2011:
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2011	Weighted average exercise price
$1.00 – 4.00	440,050	3.06	$2.91	402,550	$2.86
4.01 – 8.00	899,797	4.90	$5.52	704,733	$5.53
8.01 – 10.60	306,500	5.23	$9.55	306,500	$9.55
	1,646,347	4.47	$5.57	1,413,783	$5.64
	SARS outstanding			SARS exercisable
Range of exercise prices	Number outstanding at June 30, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2011	Weighted average exercise price
$1.00 – 4.00	-	-	$-	-	$-
4.01 – 8.00	364,296	7.36	$4.93	102,448	$4.51
8.01 – 10.60	81,500	9.69	$10.12	-	$-
	445,796	4.46	$5.81	102,448	$4.51

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

The key assumptions used in the valuation model during the six months ended June 30, 2011 are provided below:
Valuation Assumptions:
Volatility	66.85%
Expected term	5.2
Risk free interest rate	1.93%
Dividend yield	0.00%

NOTE H – INCOME PER SHARE

Basic net income per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net income, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

The numerator in calculating both basic and diluted income per common share for each period is the same as net income. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Common Shares:
Weighted average common shares outstanding	15,053	15,074	15,019	15,076
Dilutive effect of common stock equivalents	791	160	748	150
Total	15,844	15,234	15,767	15,226

Net income	$340	$387	$570	$356

Net income per common share:
Basic	$0.02	$0.03	$0.04	$0.02
Diluted	$0.02	$0.03	$0.04	$0.02

For the three and six months ended June 30, 2011, the effect of 44,000 outstanding stock options, 81,500 outstanding SARS and 105,708 outstanding warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and six months ended June 30, 2010, the effect of 1,335,747 outstanding stock options,  265,796 outstanding SARS and 865,941 outstanding warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

During the third quarter of 2010, we changed our internal organization structure and internal management reporting to combine all M2M activity into one operating group.  As such, we have recast our reportable segments to conform with our internal reporting structure.  We have integrated our network services and our wire-line security detection hardware and services with our M2M Services segment as they are closely related to our cellular and satellite machine-to-machine communications hardware and services.  Other Services consists of our video conferencing hardware and installation of telecommunications equipment.  We have reclassified financial information for the three and six months ended June 30, 2010 to conform to the current period presentation.

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

Summarized below are unaudited revenues and operating income by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net sales:
M2M Services	$14,151	$14,433	$27,619	$27,099
Other Services	222	465	523	821
	$14,373	$14,898	$28,142	$27,920
Gross profit, exclusive of depreciation and amortization:
M2M Services	$6,206	$6,155	$12,170	$11,735
Other Services	94	252	216	425
	$6,300	$6,407	$12,386	$12,160
Operating income:
M2M Services	$705	$1,711	$1,118	$3,216
Other Services	(126)	98	(152)	100
Unallocated Corporate	(217)	(1,425)	(334)	(2,886)
	$362	$384	$632	$430
Depreciation and amortization:
M2M Services	$621	$720	$1,254	$1,446
Other Services	20	17	40	34
Unallocated Corporate	125	123	247	252
	$766	$860	$1,541	$1,732

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are unaudited identifiable assets:

(In thousands)	June 30,	December 31,
Identifiable assets:	2011	2010
M2M Services	$42,967	$43,159
Other Services	1,967	2,018
Unallocated Corporate	13,081	11,969
	$58,015	$57,146

NOTE M – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income. The new guidance will require the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. There is no change to the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The guidance is effective for interim and annual periods beginning after December 15, 2011. Because the guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued new accounting guidance related to convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  The new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a significant impact on our fair value measurements, financial condition, results of operations or cash flows.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2011.
While our overall business has grown and we believe that our pipeline of future sales opportunities is strong, general economic uncertainty remains and may reduce our future growth.  We have tightened our credit policies in response to the economic climate, in particular to our hardware-only sales, which may impact revenues for the balance of the year.

Net sales decreased 4% to $14.4 million for the three-month period ended June 30, 2011, as compared to $14.9 million for the three-month period ended June 30, 2010.  Net sales increased 1% to $28.1 million for the six-month period ended June 30, 2011, as compared to $27.9 million for the six-month period ended June 30, 2010.

We recognized operating income of $362,000 for the three-month period ended June 30, 2011, as compared to $384,000 for the three-month period ended June 30, 2010.  We recognized operating income of $632,000 for the six-month period ended June 30, 2011, as compared to $429,000 for the six-month period ended June 30, 2010.

We recognized net income of $340,000 for the three-month period ended June 30, 2011, or $0.02 per basic and diluted share, as compared to net income of $387,000, or $0.03 per basic and diluted share for the three-month period ended June 30, 2010.  We recognized net income of $570,000 for the six-month period ended June 30, 2011, or $0.04 per basic and diluted share, as compared to net income of $356,000, or $0.02 per basic and diluted share for the six-month period ended June 30, 2010.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

Results of Operations

Three Months and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010:

Net Sales

Net sales for our reportable segments are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2011	2010	Change	% change	2011	2010	change	% change
Net Sales:
M2M Services:
Hardware	$4,705	$6,305	$(1,600)	-25%	$9,177	$11,061	$(1,884)	-17%
Services	9,446	8,128	1,318	16%	18,442	16,038	2,404	15%
Sub-Total	14,151	14,433	(282)	-2%	27,619	27,099	520	2%
Other Services:
Hardware	46	162	(116)	-72%	159	224	(65)	-29%
Services	176	303	(127)	-42%	364	597	(233)	-39%
Sub-Total	222	465	(243)	-52%	523	821	(298)	-36%
Total net sales	$14,373	$14,898	$(525)	-4%	$28,142	$27,920	$222	1%

Hardware net sales from M2M Services decreased 25% to $4.7 million for the three-month period ended June 30, 2011, as compared to $6.3 million for the three-month period ended June 30, 2010.  Hardware net sales from M2M Services decreased 17% to $9.2 million for the six-month period ended June 30, 2011, as compared to $11.1 million for the six-month period ended June 30, 2010.  The decrease in both periods is primarily the result of the discontinuation of  sales of certain hardware products  that do not lead to a recurring subscription and service revenue, as we continue to focus on transitioning to a service mode.

Service net sales from M2M Services increased 16% to $9.4 million for the three-month period ended June 30, 2011, as compared to $8.1 million for the three-month period ended June 30, 2010.  Service net sales from M2M Services increased 15% to $18.4 million for the six-month period ended June 30, 2011, as compared to $16.0 million for the six-month period ended June 30, 2010.  The increase in both periods is primarily due to subscription increases which were generated by sales of our security hardware, as well as sales of our cellular and satellite tracking units.

Hardware sales from Other Services decreased 72% to $46,000 for the three-month period ended June 30, 2011, as compared to $162,000 for the three-month period ended June 30, 2010.  Hardware sales from Other Services decreased 29% to $159,000 for the six-month period ended June 30, 2011, as compared to $224,000 million for the six-month period ended June 30, 2010.  The decrease in both periods is primarily the result of a decrease in sales of our interactive videoconferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  The budget reductions effected by state and local government entities have contributed to reduced demand for PowerPlay.

Service net sales from Other Services decreased 42% to $176,000 for the three-month period ended June 30, 2011, as compared to $303,000 for the three-month period ended June 30, 2010.  Service net sales from Other Services decreased 39% to $364,000 for the six-month period ended June 30, 2011, as compared to $597,000 for the six-month period ended June 30, 2010.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies. The decrease in both periods is primarily the result of a decrease in demand for these services.

Cost of Sales

Cost of sales for our reportable segments are summarized in the following table:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2011	2010	change	% change	2011	2010	change	% change
Cost of Sales:
M2M Services
Cost of hardware sales	$4,072	$4,983	$(911)	-18%	$7,923	$8,948	$(1,025)	-12%
Cost of service sales	3,873	3,295	578	18%	7,526	6,416	1,110	17%
Sub-Total	7,945	8,278	(333)	-4%	15,449	15,364	85	1%
Other Services
Cost of hardware sales	45	83	(38)	-46%	120	154	(34)	-22%
Cost of service sales	83	130	(47)	-36%	187	242	(55)	-23%
Sub-Total	128	213	(85)	-40%	307	396	(89)	-22%
Total cost of sales	$8,073	$8,491	$(418)	-5%	$15,756	$15,760	$(4)	0%

Cost of hardware sales from M2M Services decreased 18% to $4.1 million for the three-month period ended June 30, 2011, as compared to $5.0 million for the three-month period ended June 30, 2010.  Cost of hardware sales from M2M Services segment decreased 12% to $7.9 million for the six-month period ended June 30, 2011, as compared to $8.9 million for the six-month period ended June 30, 2010.  The decrease in both periods is in direct correlation to the decrease in M2M Services hardware sales.

Cost of service sales from M2M Services increased 18% to $3.9 million for the three-month period ended June 30, 2011, as compared to $3.3 million for the three-month period ended June 30, 2010.  Cost of service sales from M2M Services increased 17% to $7.5 million for the six-month period ended June 30, 2011, as compared to $6.4 million for the six-month period ended June 30, 2010.  The increase in both periods is in direct correlation to the increase in M2M Services service sales.

Cost of hardware sales from Other Services decreased 46% to $45,000 for the three-month period ended June 30, 2011, as compared to $83,000 for the three-month period ended June 30, 2010.  Cost of hardware sales from Other Services decreased 22% to $120,000 for the six-month period ended June 30, 2011, as compared to $154,000 for the six-month period ended June 30, 2010.  The decrease in both periods is in direct correlation to the decrease in Other Services hardware sales.

Cost of service sales from Other Services decreased 36% to $83,000 for the three-month period ended June 30, 2011, as compared to $130,000 for the three-month period ended June 30, 2010.  Cost of service sales from Other Services decreased 23% to $187,000 for the six-month period ended June 30, 2011, as compared to $242,000 for the six-month period ended June 30, 2010.  The decrease in both periods is in direct correlation to the decrease in Other Services service sales.

Gross Profit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Total net sales	$14,373	$14,898	$28,142	$27,920
Total cost of sales	8,073	8,491	15,756	15,761
Gross Profit:	$6,300	$6,407	$12,386	$12,159
Gross Profit %:	43.8%	43.0%	44.0%	43.5%

Gross profit, as a percentage of net sales, remained fairly constant for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

Operating Expenses

Operating expenses are summarized in the following table:
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	change	% change	2011	2010	change	% change
Sales and marketing expenses	$2,229	$1,759	$470	27%	$4,397	$3,546	$851	24%
General, administrative and legal	2,271	2,517	(246)	-10%	4,469	4,916	(447)	-9%
Engineering and development	574	780	(206)	-26%	1,168	1,372	(204)	-15%
Bad debt	98	107	(9)	-8%	179	164	15	9%
Depreciation and amortization	766	860	(94)	-11%	1,541	1,732	(191)	-11%
Operating income	362	384	(22)	-6%	632	429	203	47%

Sales and marketing expenses increased 27% to $2.2 million for the three-month period ended June 30, 2011, as compared to $1.8 million for the three-month period ended June 30, 2010.  Sales and marketing expenses increased 24% to $4.4 million for the six-month period ended June 30, 2011, as compared to $3.5 million for the six-month period ended June 30, 2010.  The increase in both periods is primarily the result of investing in additional sales and marketing personnel.

General and administrative expenses decreased 10% to $2.3 million for the three-month period ended June 30, 2011, as compared to $2.5 million for the three-month period ended June 30, 2010.  General and administrative expenses decreased 9% to $4.5 million for the six-month period ended June 30, 2011, as compared to $4.9 million for the six-month period ended June 30, 2010.  The decrease in both periods is primarily the result of settling the Orbit One litigation during the first quarter of this year, which caused legal fees related to litigation to not recur in the year.

Engineering and development expenses decreased 26% to $574,000 for the three-month period ended June 30, 2011, as compared to $780,000 for the three-month period ended June 30, 2010.  Engineering and development expenses decreased 15% to $1.2 million for the six-month period ended June 30, 2011, as compared to $1.4 million for the six-month period ended June 30, 2010.  The decrease in both periods is primarily the result of a decrease in personnel and personnel related expenses.

Depreciation and amortization expense decreased 11% to $766,000 for the three-month period ended June 30, 2011, as compared to $860,000 for the three-month period ended June 30, 2010.   Depreciation and amortization expense decreased 11% to $1.5 million for the six-month period ended June 30, 2011, as compared to $1.7 million for the six-month period ended June 30, 2010.  The decrease in both periods is primarily due to certain tangible and intangible assets becoming fully depreciated.

Liquidity and Capital Resources

We had working capital of $8.6 million as of June 30, 2011 and $10.2 million as of December 31, 2010.  We had cash balances of $10.5 million and $10.3 million as of June 30, 2011 and December 31, 2010, respectively.

The following table shows information about our cash flows and liquidity positions during the six months ended June 30, 2011 and 2010. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
	Six Months Ended
	June 30,
(in thousands)	2011	2010
Net cash (used in) provided by operating activities	$(2,269)	$4,306
Net cash used in investing activities	(1,460)	(1,515)
Net cash provided by (used in) financing activities	4,022	(588)
Effect of exchange rate differences on cash	(1)	7
Net change in cash and cash equivalents	$292	$2,210

We used cash from operating activities totaling $2.3 million for the six-month period ended June 30, 2011, as compared to provided cash of $4.3 million for the six-month period ended June 30, 2010.  The change was primarily due to the decrease in accounts payable and other current liabilities during the current period.

We used cash in investing activities totaling $1.5 million for the six-month period ended June 30, 2011 and June 30, 2010.

We provided cash in financing activities totaling $4.0 million for the six-month period ended June 30, 2011, as compared to used cash of $0.6 million for the six-month period ended June 30, 2010.  The increase in cash provided is primarily due to the $6.0 million borrowed under our Credit Facility (described below), partially offset by the $2.9 million purchase of treasury stock  in connection with the settlement of the Orbit One litigation in January 2011.

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

We were in compliance with all financial covenants under the Credit Facility at June 30, 2011 and, as of that date, we had aggregate borrowing of $6.0 million outstanding under the Credit Facility at an interest rate of 5% and no letters of credit.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Our Credit Agreement, as described in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on April 29, 2011, provides us with a revolving Credit Facility up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the Credit Agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion.  Accordingly we could be exposed to market risk from changes in interest rates on our long-term debt.  We estimate that a one percent interest rate change would change our interest expense and payments by $60,000 per year, assuming we do not increase our amount outstanding.  As of June 30, 2011, we had aggregate borrowing of $6.0 million outstanding under the Credit Facility at an interest rate of 5% and no letters of credit.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2011, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At June 30, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.                      Removed and Reserved.

Item 5.                      Other Information.

None - not applicable.

Item 6.                        Exhibits

Exhibit 10.1	Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as April 25, 2011.

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form    10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Statement of Operations and Comprehensive Income for the Three and Six months ended June 30, 2011 and 2010, (ii)

 Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at June 30, 2011 and December 31, 2010  and (v) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*  This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

August 15, 2011	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

August 15, 2011	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer