Form 10-Q
period 2011-09-30
NUMEREX CORP /PA/
filed 2011-11-10
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 3, 2011, an aggregate of 15,077,741 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
M2M	$14,741	$14,948	$42,360	$42,046
Other services	310	457	833	1,278
Total net sales	15,051	15,405	43,193	43,324
Cost of M2M	8,026	8,338	23,476	23,678
Cost of other services	190	201	497	622
Gross profit	6,835	6,866	19,220	19,024
Sales and marketing	2,137	1,744	6,713	5,457
General, administrative and legal	2,304	2,673	6,772	7,586
Engineering and development	809	888	1,977	2,260
Depreciation and amortization	799	810	2,340	2,542
Operating income	786	751	1,418	1,179
Interest expense	(86)	(44)	(134)	(62)
Other income (expense)	1	9	16	(31)
Income before income taxes	701	716	1,300	1,086
Provision for income taxes	109	59	138	73
Net income	592	657	1,162	1,013
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(9)	2	(10)	8
Comprehensive income	$583	$659	$1,152	$1,021

Basic income per common share	$0.04	$0.04	$0.08	$0.07
Diluted income per common share	$0.04	$0.04	$0.07	$0.07
Weighted average common shares outstanding:
Basic	15,071	15,078	15,036	15,077
Diluted	15,612	15,363	15,744	15,262

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,915	$10,251
Restricted cash	265	265
Accounts receivable, less allowance for doubtful accounts of $609 at September 30, 2011 and $356 at December 31, 2010	7,603	6,518
Inventory, net	5,958	4,820
Prepaid expenses and other current assets	1,391	1,926
TOTAL CURRENT ASSETS	25,132	23,780

Property and equipment, net	1,646	1,392
Goodwill, net	23,787	23,787
Other intangibles, net	4,185	4,741
Software, net	3,111	3,115
Other assets	1,437	331
TOTAL ASSETS	$59,298	$57,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,765	$7,507
Other current liabilities	914	3,765
Note payable	1,200	-
Deferred revenues	1,637	1,864
Obligations under capital leases, current portion	352	447
TOTAL CURRENT LIABILITIES	10,868	13,583

LONG TERM LIABILITIES
Note payable – long term	4,800	-
Obligations under capital leases and other long term liabilities	-	237
Other long-term liabilities	539	608
TOTAL LIABILITIES	16,207	14,428

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock – no par value; authorized 30,000; issued 16,682 shares at September 30, 2011 and 16,363 shares at December 31, 2010; outstanding 15,064 shares at September 30, 2011 and 15,122 shares December 31, 2010	59,188	57,696
Class B common stock – no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	7,029	6,403
Treasury stock, at cost, 1,562 shares at September 30, 2011 and 1,241 shares at December 31, 2010	(8,136)	(5,239)
Accumulated other comprehensive income	(10)	-
Accumulated deficit	(14,980)	(16,142)
TOTAL SHAREHOLDERS' EQUITY	43,091	42,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,298	$57,146

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,162	$1,013
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	2,340	2,542
Bad debt expense	255	219
Inventory reserves	29	134
Non-cash interest expense	28	26
Stock option compensation expense	795	751
Stock issued in lieu of directors fees	74	46
Deferred income taxes	-	59
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(1,290)	(1,175)
Inventory	(1,167)	1,839
Prepaid expenses and interest receivable	(219)	(299)
Other assets	(7)	(91)
Accounts payable	(742)	1,276
Other current liabilities	(2,810)	222
Deferred revenues	(227)	896
Income taxes	(41)	(11)
Other long-term liabilities	(69)	(96)
Net cash (used in) provided by operating activities:	(1,889)	7,351
Cash flows from investing activities:
Purchase of property and equipment	(813)	(437)
Purchase of intangible and other assets	(1,221)	(1,583)
Purchase of investment	(322)	(200)
Net cash used in investing activities	(2,356)	(2,220)
Cash flows from financing activities:
Fees paid for credit facility	(101)	(50)
Proceeds from exercise of common stock options and warrants	1,249	12
Purchase of treasury stock	(2,897)	(26)
Repurchase of warrants	-	(116)
Principal payments on capital lease obligations	(332)	(118)
Proceeds from credit facility	6,000	-
Principal payments on notes payable and debt	-	(500)
Net cash provided by (used in) financing activities:	3,919	(798)
Effect of exchange differences on cash	(10)	8
Net (decreased) increase in cash and cash equivalents	(336)	4,341
Cash and cash equivalents at beginning of period	10,251	5,306
Cash and cash equivalents at end of period	$9,915	$9,647
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$45	$36
Income taxes	179	32
Non-cash activities: Capital leases	-	882

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
		(in thousands)
					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
Balance, December 31, 2010	16,363	$57,696	$6,403	$(5,239)	$-	$(16,142)	$42,718
Issuance of shares under Directors Stock Plan	11	74	-	-	-	-	74
Issuance of shares for restricted stock awards	45	169	-	-	-	-	169
Issuance of shares in connection with employee stock option plan	63	369	-	-	-	-	369
Conversion of warrants	200	880	-	-	-	-	880
Repurchase of treasury shares	-	-	-	(2,897)	-	-	(2,897)
Share-based compensation	-	-	626	-	-	-	626
Translation adjustment	-	-	-	-	(10)	-	(10)
Net income	-	-	-	-	-	1,162	1,162
Balance, September 30, 2011	16,682	$59,188	$7,029	$(8,136)	$(10)	$(14,980)	$43,091

See accompanying unaudited notes to condensed consolidated financial statements

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”, “We” or “Our”) Annual Report on Form 10-K for the year ended December 31, 2010 and the consolidated financial statements contained therein.

Numerex Corp (NASDAQ: NMRX) is a leading provider of business services, technology, and products used in the development and support of machine-to-machine (M2M) solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA(R) that includes hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST(TM) (Foundation Application Software Technology). Customers typically subscribe to device management, network, and application services through hosted platforms.  We believe our business services enable the development of efficient, reliable and secure solutions while simplifying and speeding up deployment through streamlined processes and comprehensive integration services. Numerex is ISO 27001 information security-certified. "Machines Trust Us(R)" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

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

We recognize revenue from hardware sales at the time of shipment and passage of title. Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that it will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. We recognize revenue from the provision of services at the time of the completion, delivery or performance of the service.

In the case of revenue derived from maintenance services we recognize revenue ratably over the contract term. In certain instances we may, under an appropriate agreement, advance charge for the service to be provided. In these instances we recognize the advance charge as deferred revenue (classified as a liability) and recognize the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed. The Company’s revenues in the consolidated statement of operations are net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the services or processes transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances we recognize the advance charge (even if nonrefundable) as deferred revenue (classified as a liability) and recognize the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

For those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of ASC Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality.  The majority of the Company’s elements meet this definition, and therefore we follow the guidance in ASC Subtopic 605-25 to determine the amount to allocate to each element.  The guidance in ASC Subtopic 605-25 provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence (“TPE”), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE.

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

We may provide multiple services under the terms of an arrangement and we are required to assess whether one or more units of accounting are present. Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available. We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the percentage-of-completion method in accordance with “FASB ASC 985-605-25 paragraphs 88 through 107.”  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues by applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made.

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

NOTE C - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Raw materials	$979	$1,241
Work-in-progress	12	13
Finished goods	5,537	4,190
Less reserve for obsolescence	(570)	(624)
Inventory, net	$5,958	$4,820

NOTE D – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

    We did not have any changes to goodwill during the nine months ended September 30, 2011.

We did not incur costs to renew or extend the term of existing software and acquired intangible assets during the nine months ending September 30, 2011. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$10,845	$(7,734)	$3,111	$10,005	$(6,890)	$3,115
Patents, trade and service marks	13,962	(10,962)	3,000	13,712	(10,155)	3,557
Intangible and other assets	2,296	(1,111)	1,185	2,176	(992)	1,184
Total intangible and other assets	$27,103	$(19,807)	$7,296	$25,893	$(18,037)	$7,856

Amortization expense of intangible assets and software totaled $614,000 and $596,000 for the three months ended September 30, 2011 and 2010, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the estimated remaining amortization expense associated with the Company’s intangible assets and software is as follows:

Remainder of 2011	$ 0.7 million
2012	2.4 million
2013	1.9 million
2014	1.1 million
Thereafter	1.2 million

NOTE E – NOTES PAYABLE

On May 4, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).   On April 25, 2011, the Company, its subsidiaries and the Bank entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) in order to, among other things, extend the maturity date of the Loan Agreement and to increase the revolving line of credit (the “Credit Facility”) from $5.0 million to $10.0 million. We may use the borrowings under the Credit Facility for working capital and general business requirements.

The amount available to us under the Credit Facility at any given time is the lesser of (a) $10.0 million or (b) the amount available under its borrowing base (two times Adjusted EBITDA, measured on a 12 month trailing average, minus the principal amount of any Term Loan Advances) minus (1) the dollar equivalent amount of all outstanding letters of credit plus an amount equal to the letter of credit reserve amount (as set forth in the Amended Loan Agreement), (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, (4) the outstanding principal balance of any advances and (5) the outstanding principal balance of any Term Loan Advances.  Under the Amended Loan Agreement, if the principal outstanding balance of any advance is equal or greater to $1 million for a period of time equal to or greater than 90 days from the funding date, then the principal balance becomes a “Term Loan Advance” and we must repay 5% of the original principal amount commencing on the first calendar day of the quarter following the conversion of the advance to a Term Loan Advance and on the first day of each fiscal quarter thereafter.

The Credit Facility also includes a sublimit of up to $2.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at our option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the Amended Loan Agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as defined in the Amended Loan Agreement). The Credit Facility includes an annual fee of 0.375% of the average unused portion of the credit facility.

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

On September 26, 2011 we had an aggregate borrowing of $6.0 million outstanding which converted to a Term Loan Advance at an interest rate of 4%.  $4.8 million of the Term Loan Advance was reclassified to long term note payable. We were in compliance with all financial covenants under the Credit Facility at September 30, 2011 and there were no letters of credit.

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

We recorded a tax provision of $138,430 for the nine months ended September 30, 2011 as compared to a tax provision of $73,000 for the nine months ended September 30, 2010 representing effective tax rates of 10.65% and 6.84%, respectively. The difference between our effective tax rate and the 34% federal statutory rate in both the nine months ended September 30, 2011 and the nine months ended September 30, 2010 resulted primarily from our valuation allowance against all net deferred tax assets, the amortization of goodwill and state tax accruals related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities

NOTE G – SHARE-BASED COMPENSATION

Share-based compensation was $358,000 and $263,000 for the three months ended September 30, 2011 and 2010, respectively, and $795,000 and $751,000 for the nine months ended September 30, 2011and 2010, respectively.  At September 30, 2011, there was approximately $1.7 million of total unrecognized compensation expense related to unvested share-based awards.  This expense will be recognized over an estimated weighted average period of 1.4 years and will be adjusted for any future changes in estimated forfeitures.

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

A summary of stock option activity and related information for the nine months ended September 30, 2011:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
Options	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/2011	1,722,273	$5.60	4.91	$-	$5,533,212
Granted	99,000	$3.49	-	$2.43	$204,930
Exercised	(68,052)	$6.14	-	$-	$30,411
Cancelled	(125)	$1.06	-	$-	$-
Expired	(11,624)	$6.65	-	$-	$-
Outstanding, at 09/30/11	1,741,472	$5.45	4.37	$-	$1,860,877
Exercisable, at 09/30/11	1,455,908	$5.64	3.79	$-	$1,504,422

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

A summary of SARs activity and related information for the nine months ended September 30, 2011:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
SARs	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/2011	364,296	$4.97	3.08	$-	$1,344,495
Granted	106,500	$9.13	-	$6.61	$-
Outstanding, at 09/30/11	470,796	$5.88	7.66	$-	$294,686
Exercisable, at 09/30/11	118,698	$4.64	7.86	$-	$111,470

During the nine months ended September 30, 2011, the Company issued 1,675 shares of common stock in exchange for options to purchase 6,325 shares of common stock in connection with the cashless exercise of options with an average exercise price of $7.40 per share and based on the market value of the Company’s common stock of $9.74 per share.

On May 19, 2011, the Compensation Committee of the Board of Directors approved the grant of 45,000 shares of restricted stock, effective May 20, 2011 to the independent directors of the Company, allowable under the 2006 Plan.  The grant date fair value was $9.96 and the restricted shares will fully vest and become exercisable on May 19, 2012.

A summary of restricted share activity under the 2006 Plan for the nine months ended September 30, 2011:

		Weighted Avg.
		Grant Date
Restricted shares	Shares	Fair Value
Outstanding, at 01/01/2011	-	$-
Granted	45,000	$9.96
Outstanding, at 09/30/11	45,000	$9.96

The following tables summarize information related to stock options and SARS outstanding at September 30, 2011:
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2011	Weighted average exercise price
$1.00 – 4.00	539,050	3.59	$3.02	402,550	$2.86
4.01 – 8.00	895,922	4.64	$5.52	746,858	$5.53
8.01 – 12.94	306,500	4.98	$9.55	306,500	$9.55
Outstanding, at 09/30/11	1,741,472	4.37	$5.45	1,455,908	$5.64
	SARS outstanding			SARS exercisable
Range of exercise prices	Number outstanding at September 30, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2011	Weighted average exercise price
$4.51 – 6.00	355,796	7.69	$4.78	118,698	$4.64
6.01 – 8.00	33,500	3.08	$7.25	-	$-
8.01 – 10.25	81,500	9.44	$10.12	-	$-
Outstanding, at 09/30/11	470,796	7.66	$5.88	118,698	$4.64

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

The key assumptions used in the valuation model during the nine months ended September 30, 2011 are provided below:
Valuation Assumptions:
Volatility	66.6%
Expected term	4.8
Risk free interest rate	1.86%
Dividend yield	0.00%

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

The numerator in calculating both basic and diluted income per common share for each period is the same as net income. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Common Shares:
Weighted average common shares outstanding	15,071	15,078	15,036	15,077
Dilutive effect of common stock equivalents	541	285	708	185
Total	15,612	15,363	15,744	15,262

Net income	$592	$657	$1,162	$1,013

Net income per common share:
Basic	$0.04	$0.04	$0.08	$0.07
Diluted	$0.04	$0.04	$0.07	$0.07

For the three and nine months ended September 30, 2011, the effect of 296,500 outstanding stock options, 115,000 outstanding SARS and 105,708 outstanding warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and nine months ended September 30, 2010, the effect of 940,750 outstanding stock options,  287,796 outstanding SARS and 410,627 outstanding warrants was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

NOTE J – LIQUIDITY

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations or a material change in our operating business, including but not limited to, a significant change in the rate of growth of our services and products, the impact of any significant acquisitions or transactions or a change in strategy or product development plans.

NOTE K – LEGAL PROCEEDINGS

We currently are not involved in any pending material litigation.

NOTE L – SEGMENT INFORMATION

Segment Information

We have two reportable operating segments.  These segments are M2M (Machine-to-Machine) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

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

Summarized below are unaudited revenues and operating income by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net sales:
M2M	$14,741	$14,948	$42,360	$42,046
Other Services	310	457	833	1,278
	$15,051	$15,405	$43,193	$43,324
Gross profit, exclusive of depreciation and amortization:
M2M	$6,715	$6,610	$18,884	$18,368
Other Services	120	256	336	656
	$6,835	$6,866	$19,220	$19,024
Operating income:
M2M	$3,471	$2,050	$9,715	$5,449
Other Services	19	(19)	42	(104)
Unallocated Corporate	(2,704)	(1,280)	(8,339)	(4,166)
	$786	$751	$1,418	$1,179
Depreciation and amortization:
M2M	$652	$664	$1,905	$2,109
Other Services	21	20	61	54
Unallocated Corporate	126	126	374	379
	$799	$810	$2,340	$2,542

Certain corporate expenses are allocated to the segments based on segment revenues.

Summarized below are unaudited identifiable assets:

(In thousands)	September 30,	December 31,
Identifiable assets:	2011	2010
M2M	$45,318	$43,159
Other Services	2,101	2,018
Unallocated Corporate	11,879	11,969
	$59,298	$57,146

NOTE M – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  The new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a significant impact on our fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income. The new guidance will require the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. There is no change to the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The guidance is effective for interim and annual periods beginning after December 15, 2011. Because the guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued new accounting guidance which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption is not expected to have a material impact on our financial condition or results of operations.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring revenues; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new solutions; whether and when products from our investments in the development of new products are realized; customer acceptance of solutions; economic conditions resulting in decreased demand for our products and solutions; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions and the presence of competitors that may have greater financial and technological resources than us; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; our ability to manage our costs by accurately forecasting our needs; and extent and timing of technological changes. Our SEC reports identify additional factors that can affect forward-looking statement.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2011.

While our overall business has grown and we believe that our pipeline of future sales opportunities is strong, particularly demand from our channel partners for our network and application platforms, general economic uncertainty remains and may reduce our future growth.  We have continued to closely monitor our credit policies in response to the economic climate, in particular to our hardware-only sales.

Net sales decreased 2% to $15.1 million for the three-month period ended September 30, 2011, as compared to $15.4 million in 2010.  Net sales remained fairly constant at $43.2 million for the nine-month period ended September 30, 2011, as compared to $43.3 million in 2010.

We recognized operating income of $786,000 for the three-month period ended September 30, 2011, as compared to $751,000 in 2010.  We recognized operating income of $1.4 million for the nine-month period ended September 30, 2011, as compared to $1.2 million in 2010.

We recognized net income of $592,000 for the three-month period ended September 30, 2011, as compared to net income of $657,000 in 2010.  We recognized net income of $1.3 million for the nine-month period ended September 30, 2011, as compared to net income of $1.0 million in 2010.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

Results of Operations

Three Months and Nine Months Ended September 30, 2011 and 2010:

Net Sales

Net sales for our reportable segments are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2011	2010	Change	% change	2011	2010	change	% change
Net Sales:
M2M:
Recurring revenue	$9,841	$8,649	$1,192	14%	$28,283	$24,686	$3,596	15%
Embedded devices and hardware	4,900	6,299	(1,399)	-22%	14,077	17,360	(3,283)	-19%
Sub-Total	14,741	14,948	(207)	-1%	42,360	42,046	314	1%

Other Services	310	457	(147)	-32%	833	1,278	(445)	-35%
Total net sales	$15,051	$15,405	$(354)	-2%	$43,193	$43,324	$(131)	0%

M2M Recurring revenue sales increased 14% to $9.8 million for the three-month period ended September 30, 2011, as compared to $8.6 million in 2010.  M2M Recurring revenue sales increased 15% to $28.3 million for the nine-month period ended September 30, 2011, as compared to $24.7 million in 2010.  The increase in both periods is primarily due to subscription increases which were generated by sales of our security hardware, as well as sales of our cellular and satellite tracking units.

M2M Embedded devices and hardware revenue decreased 22% to $4.9 million for the three-month period ended September 30, 2011, as compared to $6.3 million in 2010.  M2M Embedded devices and hardware revenues decreased 19% to $14.1 million for the nine-month period ended September 30, 2011, as compared to $17.4 million in 2010.  The decrease in both periods is primarily the result of the discontinuation of sales of certain hardware devices that do not lead to a subscription and recurring revenue, as we continue to focus on transitioning to a subscription-based model.

Other Services sales decreased 32% to $310,000 for the three-month period ended September 30, 2011, as compared to $457,000 in 2010.  Other Services sales decreased 35% to $833,000 for the nine-month period ended September 30, 2011, as compared to $1.3 million in 2010.  The decrease in both periods is primarily the result of a decrease in sales of our video conferencing hardware (PowerPlay), which is sold directly and indirectly to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The decrease is also due to a decrease in demand for our installation and integration services. Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of Sales

Cost of sales for our reportable segments are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2011	2010	change	% change	2011	2010	change	% change
Cost of Sales:
M2M Services
Cost of recurring revenue	$3,979	$3,306	$673	20%	$11,506	$9,722	$1,784	18%
Embedded devices and hardware	4,047	5,032	(985)	-20%	11,970	13,956	(1,986)	-14%
Sub-Total	8,026	8,338	(312)	-4%	23,476	23,678	(202)	-1%

Other Services	190	201	(11)	-5%	497	622	(125)	-20%
Total cost of sales	$8,216	$8,539	$(323)	-4%	$23,973	$24,300	$(327)	-1%

M2M Recurring revenue cost of sales increased 20% to $4.0 million for the three-month period ended September 30, 2011, as compared to $3.3 million in 2010.  M2M Recurring revenue cost of sales increased 18% to $11.5 million for the nine-month period ended September 30, 2011, as compared to $9.7 million in 2010.  The increase in both periods is in direct correlation to the increase in M2M subscriptions, licensing and support sales.

Embedded devices and hardware cost of sales from M2M Services decreased 20% to $4.0 million for the three-month period ended September 30, 2011, as compared to $5.0 million in 2010.  Embedded devices and hardware cost of sales from M2M Services decreased 14% to $12.0 million for the nine-month period ended September 30, 2011, as compared to $14.0 million in 2010.  The decrease in both periods is in direct correlation to the decrease in sales of embedded devices and hardware.

Other Services cost of sales decreased 5% to $190,000 for the three-month period ended September 30, 2011, as compared to $201,000 in 2010.  Other Services cost of sales decreased 20% to $497,000 for the nine-month period ended September 30, 2011, as compared to $622,000 in 2010.  The decrease in both periods is in direct correlation to the decrease in Other Services sales.

Gross Profit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Total net sales	$15,051	$15,405	$43,193	$43,324
Total cost of sales	8,216	8,539	23,973	24,300
Gross Profit:	$6,835	$6,866	$19,220	$19,024
Gross Profit %:	45.4%	44.6%	44.5%	43.9%

Gross profit, as a percentage of net sales, remained constant for the three-month and nine-month periods ended September 30, 2011 and 2010.

Operating Expenses

Operating expenses are summarized in the following table:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	change	% change	2011	2010	change	% change
Sales and marketing expenses	$2,137	$1,744	393	23%	$6,713	$5,457	$1,256	23%
General, administrative and legal	2,304	2,673	(369)	-14%	6,772	7,586	(814)	-11%
Engineering and development	809	888	(79)	-9%	1,977	2,260	(283)	-13%
Depreciation and amortization	799	810	(11)	-1%	2,340	2,542	(202)	-8%
Operating income	$786	$751	$35	5%	$1,418	$1,179	$239	20%

Sales and marketing expenses increased 23% to $2.1 million for the three-month period ended September 30, 2011, as compared to $1.7 million in 2010.  Sales and marketing expenses increased 23% to $6.7 million for the nine-month period ended September 30, 2011, as compared to $5.4 million in 2010.  The increase in both periods is primarily the result of investing in additional sales and marketing personnel.

General and administrative expenses decreased 14% to $2.3 million for the three-month period ended September 30, 2011, as compared to $2.7 million in 2010.  General and administrative expenses decreased 11% to $6.8 million for the nine-month period ended September 30, 2011, as compared to $7.6 million in 2010.  The decrease in both periods is primarily the result of a decrease in personnel and personnel related expenses as well as settling the Orbit One litigation, as previously disclosed, which caused legal fees related to litigation to not recur in the year.

Engineering and development expenses decreased 9% to $809,000 for the three-month period ended September 30, 2011, as compared to $888,000 in 2010.  Engineering and development expenses decreased 13% to $2.0 million for the nine-month period ended September 30, 2011, as compared to $2.3 million in 2010.  The decrease in both periods is primarily the result of a decrease in personnel and personnel related expenses.

Depreciation and amortization expense decreased 2% to $799,000 for the three-month period ended September 30, 2011, as compared to $810,000 in 2010.   Depreciation and amortization expense decreased 8% to $2.3 million for the nine-month period ended September 30, 2011, as compared to $2.5 million in 2010.  The decrease in both periods is primarily due to certain tangible and intangible assets becoming fully depreciated.

Liquidity and Capital Resources

We had working capital of $14.3 million as of September 30, 2011 and $10.2 million as of December 31, 2010.  We had cash balances of $9.9 million and $10.3 million as of September 30, 2011 and December 31, 2010, respectively.

The following table shows information about our cash flows and liquidity positions during the nine months ended September 30, 2011 and 2010. You should read this table and the discussion that follows in conjunction with our consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Net cash (used in) provided by operating activities	$(1,889)	$7,351
Net cash used in investing activities	(2,356)	(2,220)
Net cash provided by (used in) financing activities	3,919	(798)
Effect of exchange rate differences on cash	(10)	8
Net change in cash and cash equivalents	$(336)	$4,341

We used cash from operating activities totaling $1.9 million for the nine-month period ended September 30, 2011, as compared to provided cash of $7.4 million in 2010.  The change was primarily due to the increase in accounts receivable and inventory and the decrease in other current liabilities during the current period.

We used cash in investing activities totaling $2.4 million for the nine-month period ended September 30, 2011, as compared to used cash of $2.2 million in 2010.   Both periods relate primarily to the purchase of property and equipment and intangible and other assets.

We provided cash in financing activities totaling $3.9 million for the nine-month period ended September 30, 2011, as compared to used cash of $0.8 million in 2010.  The increase in cash provided is primarily due to the $6.0 million borrowed under our Credit Facility (described below), partially offset by the $2.9 million purchase of treasury stock in connection with the settlement of the Orbit One litigation in January 2011.

On April 25, 2011, we amended our Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank. The amendment increased our revolving credit facility by $5.0 million to a total of $10 million (the “Credit Facility”).  The Credit Facility has a maturity date of April 2015 and includes a sublimit of up to $2.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus 1% (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Credit Facility includes an annual fee of 0.375% of the average unused portion and is secured by all of our personal property, including our intellectual property.

On September 26, 2011 we had an aggregate borrowing of $6.0 million outstanding which converted to a Term Loan Advance at an interest rate of 4%.  $4.8 million of the Term Loan Advance was reclassified to long term note payable. We were in compliance with all financial covenants under the Credit Facility at September 30, 2011 and there were no letters of credit.  As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the Credit Facility.

Also on April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC.  The registration statement allows us, from time to time, to offer and sell up to $30 million of equity securities as described in the registration statement.  The registration statement was declared effective by the SEC on May 3, 2011.   We have not issued or sold any securities pursuant to the shelf registration statement.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Our Credit Agreement, as described in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on April 29, 2011, provides us with a revolving Credit Facility up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the Credit Agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion.  Accordingly we could be exposed to market risk from changes in interest rates on our long-term debt.  We estimate that a one percent interest rate change would change our interest expense and payments by $60,000 per year, assuming we do not increase our amount outstanding.  As of September 30, 2011, we had aggregate borrowing of $6.0 million outstanding under the Credit Facility at an interest rate of 4% and no letters of credit.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2011, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At September 30, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form    10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Statement of Operations and Comprehensive Income for the Three and Nine months ended September 30, 2011 and 2010, (ii)  Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at September 30, 2011 and December 31, 2010  and (v) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

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

NUMEREX CORP.
(Registrant)

November 10, 2011	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 10, 2011	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer