Form 10-K
period 2011-12-31
NUMEREX CORP /PA/
filed 2012-03-15
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer     Accelerated filer ☑     Non-accelerated filer     Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $111.3 million based on a closing price of $9.73 on June 30, 2011, as quoted on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 08, 2012, was 15,163,662 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

       Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related

                                   Stockholder Matters;

       Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

       Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.

                             ANNUAL REPORT ON FORM 10-K

                                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to continue to expand our subscription-based sales mode; our ability to efficiently utilize cloud computing to expand our services; the risks that a substantial portion of revenues derived from government contracts may be terminated by the government at any time; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services, including a prolonged deterioration of the housing market; the risk that our strategic alliances and partnerships will not yield substantial revenues; changes in financial and capital markets,  the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; unexpected costs associated with our continued investments and expansion in international markets; and extent and timing of technological changes. Numerex SEC reports identify additional factors that can affect forward-looking statement.

PART I. BUSINESS

Overview

Numerex Corp (“Numerex,” the “Company” or “we”) is headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania.

Numerex long-term strategy has remained, at its core, the same: to generate long term and sustainable recurring revenue through the use of the Company’s integrated machine-to-machine ("M2M") horizontal platforms. These platforms incorporate the key M2M elements of Device (D), Network (N), and Application (A), and are offered, for the most part, on a subscription basis through a ‘service bureau’, simplifying and speeding the delivery of an M2M solution to any enterprise-based vertical market.

We provide a broad range of machine-to-machine (M2M) business services, technology, and products used in the development and support of M2M solutions for the enterprise and government markets worldwide. We have built innovative platforms that are cloud and service-centric to facilitate the development, deployment and use of our customers’ M2M solutions across a wide range of markets.  At the end of 2011, Numerex supported over 1.4 million M2M subscriptions covering over 50 vertical and sub-vertical markets.

M2M consists of using a device (D) (e.g., sensor, meter, etc.) to capture an “event” (e.g., inventory level, location, environment status, etc.) relayed through a network (N) (e.g., wireless, wired or hybrid) to an application (A) (software program), which translates the captured data into actionable information (e.g., there is a breach, vending machine needs to be restocked, pipe is corroded, lost vehicle is located, tank level is too low, etc.)

Our subscription-based platform services, which generate streams of long-term high-margin recurring revenues, are the cornerstone of our business model. We create value by helping our customers bring their M2M solutions to market through one single source, rapidly, efficiently, reliably and securely. We put a strong emphasis on data security. Beyond the use of authentication, encryption and virtual private network (VPN) technologies to protect customer data, Numerex‘s whole internal organization has undergone ISO/IEC 27001:2005 (international information security standard) scrutiny and certification.

We operate in the Business-to-Business (B2B) market, and our customers, in general, serve the final end users. Numerex’s products and services are primarily sold to enterprise and government organizations, some of them with global needs. Our targeted vertical markets include security, energy and utilities, transportation, government, financial services, healthcare and supply chain.

We work with our customers to develop solutions that integrate Numerex DNA®, which is the necessary foundational components, i.e., smart device, cellular and satellite network and software application, of any M2M solution, which we offer through a single source, rather than requiring customers to utilize multiple vendors and partners. We also provide several enabling value-added services.

We accelerate the development process for our customers, through our cloud-based horizontal M2M platform Numerex FAST®, which can be accessed through three service delivery options, separately or combined: Network-as-a-Service (NaaS); Platform-as-a-Service (PaaS); and Software-as-a-Service (SaaS).

In addition to specifically configured business solutions, we sell unbranded, end-user ready (“white label”) solutions typically to channel partners who have well-defined markets that do not necessarily require a configured or customized solution. Examples of such “white label” platforms at Numerex include: security; Location-Based Services (LBS); and a number of additional fixed-wireless or “static” applications.

Our offerings use cellular, satellite, broadband and wireline networks worldwide. We handle all the aspects of international connectivity including any associated regulations, processes and data requirements.

We utilize a diverse range of manufacturing sources and telecommunications standards.  We believe that our ability to manage disparate networks and devices while providing customers with a consolidated view of their activity is a unique strength of Numerex. We have repositioned our business to de-emphasize hardware-only sales and to focus on solution and service-based activity and sell hardware that we believe will connect to our platforms in order to generate a subscription and, as a result, recurring revenue.

Besides our above-described core offerings, we offer digital multimedia products and services such as PowerPlay™ to certain customers. They are marketed through value added resellers or VARs and system integrators and managed as a single group. These products and services are not core to the Company’s M2M business and currently comprise about 2% of our annual revenues.

HISTORY

 We were first traded publicly in March 1994 on the Nasdaq stock market. At that time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” is eventually subsumed by the ‘M2M’ acronym) and served select vertical markets that included alarm security and line monitoring. In November 1999, we sold our wireline business to British Telecommunications PLC (“BT”) in order to focus on our nascent wireless data communications business.

In May 1998, Numerex Corp, BellSouth Corporation and BellSouth Wireless, (which became Cingular in 2001 and AT&T in January 2007, following the merger between BellSouth and ATT in December 2006), completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed. Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico. On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

During this period, we developed a Short Message Service Center (SMSC)-operated service bureau, “Data1Source,” providing SMS-related services to tier 2 and 3 carriers throughout the USA.  While the Data1Source revenue base was subsequently sold, the related technology infrastructure was retained and it helped advance our technical expertise in GSM and CDMA, providing a solid foundation on which to build our current network platforms. In parallel, we expanded our technical platform to serve the mobile tracking and alarm monitoring markets.

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

In October 2008, Numerex acquired Ublip, a privately-held M2M software and service company headquartered in Dallas, Texas. With this acquisition, Numerex gained an infusion of technology and expertise, including middleware designed to simplify and jumpstart application development and deployment.

SERVICE DEVELOPMENT PLATFORM AND ENABLING SERVICES

❖	Numerex FAST®

Our broad cloud-based M2M horizontal service development platform (Numerex FAST) is an M2M solution foundation with three service delivery options, which can be delivered individually or together: Network-as-a-Service (NaaS); Platform-as-a-Service (PaaS); and Software-as-a-Service (SaaS).

Through Numerex NaaS™,Numerex offers and integrates a variety of cellular, satellite, wired, Wi-Fi and short range wireless options together with critical add-on functionality such as automated activation and provisioning, policy and threshold management, and fraud detection. Numerex NaaS also enables customers to manage devices across multiple network technologies, centralizing account control as well as facilitating network migration strategies.

For M2M developers who want to avoid upfront capital expenditures, minimize risk and benefit from immediate availability of production capabilities, Numerex PaaS™ provides an environment through which they can easily and rapidly develop, run and test their applications. Central to Numerex PaaS, is the ability to have access to a wide range of Numerex-hosted web services such as device management, provisioning, location, mapping, geofencing, geocoding, data mining, and business intelligence.

Numerex SaaS™ gives customers access to specific Numerex-developed M2M applications with various hosting possibilities.

In addition, Numerex has developed a user-friendly customer portal within FAST 3.0, Numerex Passport™, which provides seamless access to critical solution management information as well as all Numerex M2M services including customer care. Numerex Passport is one of the SaaS applications built upon the web services in Numerex PaaS. Customers can use it as a graphical user interface (GUI) outright or incorporate these device management web services into their own application.

Numerex FAST enables multiple devices to be connected to multiple wireless networks through a single application.  We offer branding, hosting services, gateway development, extensive device management and application monitoring tools. The availability of Numerex’s application building blocks for “turnkey” use or assembly into more customer-specific solutions allows any developer to quickly build a branded web-based application. Our network features include international roaming service, granular fraud detection, low latency, and managed Quality-of-Service SMS delivery.

❖	Enabling Services

We offer an extensive range of products and services that work with our hosted platforms and make integration between smart device, network, and application a seamless process. From asset tracking on a global scale to stationary, or ‘static’, solutions that involve monitoring, measuring, and metering applications, our team of M2M on-boarding specialists and engineers work to optimize commercialization of a solution.  Examples of enabling services include: 24x7 customer support; flexible billing; integration services; automated provisioning; device management portal; network operations center; network redundancy; product certification and ancillary services such as but not limited to warehousing and fulfillment.

SALES, MARKETING AND DISTRIBUTION

We sell our configured solutions and related services to, with, and through our strategic partner channels such as system integrators, consultative groups, wireless networks operators, key supply chain partners and large end-user enterprises.

We primarily employ an indirect sales model for our unbranded (“white label”) products through VARs, vertically focused System Integrators (SIs) and Original Equipment Manufacturers (OEMs) who integrate our products and services into their own solutions. We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink platform. Uplink alarm security products are sold “off the shelf” into distribution and dealers throughout North America.

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

Several businesses that share our M2M space can be viewed as competitors, such as application service providers, Mobile Virtual Network Operators (MVNOs), system integrators, and wireless operators/carriers that offer a variety of the components and services required for the delivery of complete M2M solutions.  We believe that we have a competitive advantage and are uniquely positioned since it provides all of the key components of the M2M value chain, including cloud-based enabling platforms, multiple wireless technologies, custom applications, and wireless network services through one single source. We market and sell complete network-enabled solutions, or individual components, based upon the specific needs of the customer. Some module manufacturers have started to market application development platforms while other M2M players offer airtime services, making available to their customers integration capabilities. In addition, there are also a limited number of companies offering end-to-end service delivery platforms.

We believe that our current M2M services, combined with the continuing development of our network offerings and technology, positions us to compete effectively with emerging providers of M2M solutions using Global System for Mobile Communications (GSM), Code Division Multiple Access (CDMA) and satellite technology. Other potentially competitive offerings may include “wireless fidelity” (Wifi), World Interoperability for Microwave Access (WiMAX) and other 3G and 4G (third and fourth generations of cellular wireless standards) technologies and networks.  We believe that principal competitive factors when selecting an M2M service or network-only provider are a single interface, network reliability, data security, and customer support.

Our Uplink security products and services have three primary competitors in the existing channels of distribution — Honeywell’s AlarmNet, Telular’s Teleguard and DSC, the security division of Tyco.  We believe that the principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc.  Additional competitors have entered the market in the last several years with a focus on blending security monitoring and home automation.  These products and services are targeted for the do-it-yourself market as opposed to traditional security dealers.  Several companies offer OEM versions or include alarm monitoring technology and network services provided by Numerex. Regarding the transition to 3G, Numerex and its partners intend to continue supporting 2G well into this decade, providing reliable 2G network services while at the same time introducing 3G products for more advanced services. We remain committed to the security marketplace and will always work with our customers to provide the services required to meet their security customer’s needs.

M2M STANDARDIZATION INVOLVEMENT

We believe that sharing our M2M expertise with international groups and forums focused on standards and the industry’s growth is mutually beneficial.  Our Chief Technology Officer, Dr. Jeffrey O. Smith completed his term as Chair of Telecommunications Industry Association (TIA) TR-50 Standards Committee on Smart Device Communications, at the end of January 2012.  During his term, TIA TR-50 released its first Smart Device Communications Reference Architecture standard in December 2011.  Dr. Smith was also confirmed in November 2011 as Chair of the Global Standards Collaboration (GSC) M2M Standardization Task Force (MSTF), which is comprised of all major Standards Developing Organizations from around the world. GSC’s mandates include supporting the International Telecommunication Union (ITU), a specialized agency of the United Nations, as the preeminent global telecommunication and radiocommunication standards development organization. The goal of the GSC MSTF is to foster global coordination and harmonization in the area of M2M standardization. In addition, Numerex’s CEO, Mr. Stratton J. Nicolaides was elected to the board of directors of TIA, a leader in setting standards in the telecommunications arena.

ENGINEERING AND DEVELOPMENT

Our success depends, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to research and development.  Our engineering and development expenses were $2.7 million for the year ended December 31, 2011.

We continue to invest in new services and improvements to our various technologies, especially networks and digital fixed and mobile solutions. We primarily focus on the development of M2M services and enabling platforms, enhancement of our gateway and network services, reductions in the cost of delivery of our solutions, and enhancements and expansion of our application capabilities.

PRODUCT WARRANTY AND SERVICES

Our M2M business typically provides a limited, one-year repair or replacement warranty on all hardware-based products. Our digital multimedia business typically provides a limited one-year warranty on parts and labor. To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

INTELLECTUAL PROPERTY

We hold patents either directly (under Numerex Corp) or through our subsidiaries covering the technologies we have developed in support of our product and service offerings in the United States and various other countries.  United States Patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995.  Our patents expire between March 11, 2014 and September 30, 2028. It is our practice to apply for patents as we develop new technologies, products, or processes suitable for patent protection.  No assurance can be given about the scope of the patent protection.

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

Employees

As of March 15, 2012, we had 133 employees in the U.S., consisting of 29 in sales, marketing and customer service, 71 in engineering and operations and 33 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements.  We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 15, 2012, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	58	Chairman of the Board of Directors, Chief Executive Officer
Michael A. Marett	57	Chief Operating Officer
Alan B. Catherall	58	Chief Financial Officer
Louis Fienberg	57	Executive Vice President, Corporate Development
Jeff Smith, PhD	51	Chief Technology Officer

*Member of the Board of Directors

Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999.  Mr. Nicolaides is a member of the Board of Directors for the Telecommunications Industry (TIA) as well as the Taylor Hooten Foundation..

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or we currently believe are not material could also adversely affect us. In any case, the value of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2011 (the Annual Report) or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also, “Special Note Regarding Forward-Looking Statements.”

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating profits. While we were profitable in 2011, we incurred losses in 2008, 2009, and 2010.   As a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our earnings derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of our history of losses, operating costs, and all other risk factors discussed in this Annual Report, we may not be profitable in the future.

Adverse macroeconomic conditions could magnify our customers’ current financial difficulties.

We provide solutions that are resold by our customers – primarily value-added resellers whose customers are end users of our solutions and distributors who sell to other resellers of our solutions. Many of our customers operate on narrow margins and have been adversely affected by current overall economic conditions. Current economic conditions, while improving by some measures, continue to negatively impact demand for our customers’ solutions, reducing their demand for our solutions. Our customers may also face higher financing and operating costs. If current economic conditions do not improve or worsen, we may experience reduced revenue growth or a decrease in revenues and an increase in expenses, particularly in the form of bad debt on the part of our customers. All of these and other macroeconomic factors could have a material adverse effect on demand for our solutions and on our financial condition and operating results.

We are also likely to experience greater pressure to reduce pricing and accept lower margins as we compete for customers subject to similar constraints on their pricing and margins. While our largest customers have been less affected by the current economy, if current adverse economic conditions persist or worsen, those customers could begin to be affected in a similar manner.

In particular, we anticipate that continued sluggishness in the new housing sector will impair sales of our residential alarm monitoring solutions, since customers may purchase our security systems in connection with the purchase of a new residence.. If overall conditions worsen significantly, residential and commercial consumers may also decide to cancel wireless monitoring services in an effort to eliminate expenses viewed as discretionary or non-critical. Similarly, a reversal of the current uptick in vehicle sales would negatively impact sales of our vehicle tracking solutions.

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

As a further result of such competition, our new solutions could fail to gain market acceptance. Over the past several years, we have introduced a system enabling alarm signals to be transmitted digitally over cellular networks to central monitoring stations; a cellular and GPS-based vehicle tracking solution; a satellite-based mobile asset monitoring and tracking solution; enhanced “back end” services and application development platforms. If these solutions and services, or any of our other existing solutions and services, do not perform as expected, or if our sales fall short of expectations, our business may be adversely affected.
We operate in new and rapidly evolving markets where rapid technological change can quickly make hardware solutions and services, including those that we offer, obsolete.

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M industry, in particular, is currently undergoing profound and rapid technological change.  For example, most of the current subscribers we host connect to cellular networks using 2G-based devices. At least one major wireless carrier we utilize has signaled that it intends to fully transition to 3G-based architecture and therefore plans to cease supporting 2G-based devices in the near future. While we are beginning to market, sell, and support 3G-based devices and service, we may not be successful in transitioning all of our 2G-based subscribers to 3G and may lose customers as a result.  The introduction of unanticipated new technologies by carriers, or the development of unanticipated new end applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

We experience long sales cycles for some of our solutions.

Certain of our product offerings are subject to long sales cycles in view of the need for testing of our hardware solutions and services in combination with our customers’ applications and third parties’ technologies, the need for regulatory approvals and export clearances, and the need to resolve other complex operational and technical issues. For example, in the government contracting arena in particular, longer sales cycles are reflective of the fact that government contracts can take months or longer to progress from a “request for proposal” to a finalized contract document pursuant to which we are able to sell a finished product or service. Terms and conditions of sale unique to the government sector may also affect when we are able to recognize revenues. Delays in sales could cause significant variability in our revenue and operating results for any particular period. For that reason, quarter-over-quarter comparisons of our financial results may not always be meaningful.

We face substantial inventory and other asset risk in addition to purchase commitment cancellation risk.

We record a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrue necessary cancellation fee reserves for orders of excess products and components.  We also review our long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although we believe its provisions related to inventory, other assets and purchase commitments are currently adequate, no assurance can be given that we will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which we compete. Such charges could materially adversely affect our financial condition and operating results.

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

Excess inventory that becomes obsolete or that we are otherwise unable to sell would also be subject to write-offs resulting in adverse affects on our margins.  Because our markets are volatile, competitive and subject to rapid technology and price changes, there is a risk that we will forecast incorrectly and order excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.  Our financial condition and operating results could in the future be materially adversely affected by tour ability to manage our inventory levels and respond to short-term shifts in customer demand patterns.

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

We are dependent on third party telecommunications service providers and other suppliers, including domestic and international cellular and satellite carriers and hardware manufacturers, the loss of any one of which could adversely impact our ability to supply or service our customers.

Our long-term success depends on our ability to operate, manage, and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. The loss or disruption of key telecommunications infrastructure and key wireless and satellite-based network services supplied to us by carriers in the U.S., Canada, Mexico, Europe, and other locations overseas would unfavorably impact our ability to adequately service our customers. If we experience technical or logistical impediments to our ability to transfer traffic to third party facilities, or if our third party carriers experience technical or logistical difficulties of their own, such as disruptions to their supply chains caused by weather events, natural disasters, or terrorism, and are unable to carry our network traffic, we may not achieve our revenue goals or otherwise be successful in growing our business. Given our dependence on cellular and satellite telecommunications service providers, risks specific or unique to their technologies, i.e., the loss or malfunction of a cell tower, a satellite, or a satellite ground station, should also be viewed as having the potential to impair our ability to provide services.
We outsource our hardware manufacture to independent companies and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of our hardware manufacture could harm our ability to provide our solutions to our customers and, consequently, could have a material adverse effect on our business and operations. Our hardware manufacture requires specialized know-how and capabilities possessed by a limited number of enterprises. Consequently, we are reliant on just a few manufacturers. If a key supplier experiences production problems, financial difficulties, or has difficulties with its supply chain as a result of severe weather, a natural disaster, terrorism, or other unforeseen event, we may not be able to obtain enough units to meet demand, which could result in failure to meet our contractual commitments to our customers, further causing us to lose sales and generate less revenue.

We may experience quality problems from time to time, resulting in decreased sales and operating margins and the loss of customers.

While we test our products and services, they may still have errors, defects, or bugs that we find only after commercial production has begun. In the past, we have experienced errors, defects, and bugs in connection with new solutions. Our customers may not make purchases from us, or may make fewer purchases, if they are concerned about such problems. Furthermore, correcting problems could require additional capital expenditures, result in increased design and development costs, and force us to divert resources from other efforts. Failure to remediate problems could result in lost revenue, harm our reputation, and lead to costly warranty or other legal claims against us by our customers, and could have a material adverse impact on our financial condition and operating results. Historically, the time required for us to correct problems has caused delays in product shipments and has resulted in lower than expected revenues.

Interruptions in service or performance problems, no matter what their ultimate cause, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new customers. In addition, because most of our customers are businesses, any significant interruption in service could result in lost profits or other losses to our customers. It may also be difficult to identify the source of the problem due to the overlay of our network with cellular, and/or satellite networks and our network’s reliance on those other networks. The occurrence of hardware or software errors, regardless of whether such errors are caused by our hardware solutions or services, or our internal facilities, may result in the delay or loss of market acceptance of our solutions, and any necessary revisions may result in significant and additional expenses. Although we attempt to disclaim or limit our liability for hardware, system, and software failures in our agreements with our customers, a court may not enforce a limitation of liability, which could expose us to substantial losses.

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

A natural disaster, terrorist attack, or other catastrophic event could diminish our ability to provide service and hardware to our customers and our revenues may be impacted by weather patterns and climate change.

Events such as severe storms, tornadoes, earthquakes, floods, solar flares, industrial accidents, and terrorist attacks including, without limitation, the actions of computer hackers, could damage or destroy both our primary and redundant facilities as well as the facilities and operations of third party cellular and satellite carriers and hardware suppliers we are reliant on, which could result in a significant disruption of our operations. Further, in the event of an emergency, the telecommunications networks that we rely upon may become capacity constrained or preempted by governmental authorities. We may also be unable, due to loss of personnel or the inability of personnel to access our facilities, to provide some services to our customers or maintain all of our operations for a period of time. With respect to our satellite-based mobile asset tracking solution in particular, sales may be influenced by weather patterns and climate change. For example, if government agencies and emergency responders anticipate relatively “mild” weather over one or more storm seasons on account of cyclical weather patterns or long-term climate change, they may buy fewer of our mobile asset tracking units for deployment in support of disaster response operations.

The loss of a few key personnel could have an adverse affect on us in the short-term.

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

In  May 2011, we amended our Loan and Security Agreement (the “Agreement”) with SVB to increase the credit facility from $5 million to $10 million, among other changes.  Provisions in the  Agreement  impose restrictions on our ability to, among other things:

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

Laws and regulations related to fixed and mobile communications devices and associated services and end applications are extensive, vary by jurisdiction, and are subject to change. Such changes, could include, without limitation, restrictions on the production, manufacture, distribution, and use of communications devices, restrictions on the ability to port devices and associated services to new carriers’ networks, requirements to make devices and associated services compatible with more than one carrier’s network, or restrictions on end use could, by preventing us from fully serving affected markets, have a material adverse effect on our financial condition and operating results.

In particular, communication devices we sell, or which our customer wish us to support, are subject to regulation or certification by governmental agencies such as the Federal Communications Commission (FCC), industry standardization bodies such as the PCS Type Certification Review Board (PTCRB), and particular carriers for use on their networks. The procedures for obtaining required regulatory approvals and certifications are extensive and time consuming, and can require us to conduct additional testing requirements, makes modifications to our hardware solutions and services, or delay in product launch and shipment dates, which could have a material adverse effect on our financial condition and operating results.

We may be subject to breaches of its information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our business requires it to use and store customer, employee, and business partner personally identifiable information (PII). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information.  We require user names and passwords in order to access its information technology systems. We also uses encryption and authentication technologies to secure the transmission and storage of data.

These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.  If a computer security breach affects our systems or results in the unauthorized release of PII, tour reputation and brand could be materially damaged and use of our products and services could decrease.

We would also be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition.

Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and our subsidiaries, and among the Company, our subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change its business practices. Noncompliance could result in penalties or significant legal liability.

Our privacy policies and practices concerning the use and disclosure of data are posted on its website and its customer contracts. Any failure by the Company, our suppliers or other parties with whom we do business to comply with our posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations and financial condition.

The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs

Changes in domestic tax regulations or unanticipated foreign tax liabilities could affect our results.

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

A portion of our future revenue, in particular the revenue deriving from our sale of satellite-based mobile asset tracking solutions, may be derived from contracts with the U.S. government, state governments, or government contractors Those contracts are subject to uncertain funding.

The funding of government programs is uncertain and, at the federal level, is dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for programs supporting by our offerings will continue, particularly as result of the Budget Control Act and the mandated substantial automatic spending cuts beginning in 2013 and lasting for 10 years, unless Congress modifies these cuts. In particular, a significant portion of our revenues from the sale of satellite-based tracking solutions through our location-based services division has been derived from sales made by us indirectly as a subcontractor to a prime government contractor that has the direct relationship with the U.S. government.  In addition, these cuts could adversely affect the viability of the prime contractor of our program. If the prime contractor loses business with respect to which we serve as a subcontractor, our government business would be hurt. We also maintain a Federal Supply Schedule with the General Services Administration under which we do business directly with the U.S. government. If we, as the prime contractor, were to lose some or all of such business, our revenues derived from the sale of satellite-based tracking solutions would suffer as a result.

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

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations. For example, many of the ultimate consumers of our PowerPlay™ hardware and services are elementary and secondary schools that pay for their purchases with funding that they receive through the Schools and Libraries Program (commonly known as the “E-Rate Program”) of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the FCC. Demand for solutions and services under the E-Rate Program is very difficult to predict and changes in the program itself could also affect demand.

Government contracts contain provisions that are unfavorable to us.

Government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce or modify contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew a multi-year contract;

•	Claim rights in our hardware solutions and services;

•	Suspend or debar us from doing business with the federal government or with a governmental agency; and

•	Control or prohibit the export of our hardware solutions and services.

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

We have been doing business directly, or via our distributors, in Australia, Canada, Mexico, and Pakistan, and are expanding, directly or via our distributors, into additional countries in Latin America, Europe, the Middle East, and Asia. Accordingly, we or our distributors are subject to additional risks, such as:

•	a continued international economic downturn;
• export control requirements, including restrictions on the export of critical technology;
• restrictions imposed by local laws and regulations;
• restrictions imposed by local product certification requirements;
• currency exchange rate fluctuations;
• generally longer receivable collection periods and difficulty in collecting accounts receivable;
• trade restrictions and changes in tariffs;
• difficulties in repatriating earnings;
• difficulties in staffing and managing international operations; and
• potential insolvency of channel partners.

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

Furthermore, because regulatory schemes vary by country, we may also be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position. We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our hardware solutions and services. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

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

Our competitors have or may obtain patents that could restrict our ability to offer our hardware solutions and services, or subject us to additional costs, which could impede our ability to offer our hardware solutions and services and otherwise adversely affect us. We may, from time to time, also be subject to litigation over intellectual property rights or other commercial issues.

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

 As of February 28, 2012, there are outstanding options, stock appreciation rights and warrants to purchase an aggregate of approximately 2.6 million shares of our common stock and more options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants. We may issue additional warrants in connection with acquisitions, borrowing arrangement or other strategic or financial transactions. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

All of our facilities are leased.  Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	M2M Services and Principal Executive Office	34,566	2022
Warminster, Pennsylvania	M2M Services and Other Services	18,000	2012
Bozeman, Montana	M2M Services	3,640	2012
State College, Pennsylvania	Other Services	10,788	Month to Month
Dallas, Texas	M2M Services	8,889	2016
Reston, VA	M2M Services	3,416	January 2012

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

Item 3.  Legal Proceedings.

The information with respect to “Item 3. Legal Proceedings” is contained in Note Q of the Notes to Consolidated Financial Statements in Item 8 herein.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades publicly on the NASDAQ Global Market System under the symbol” NMRX”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ Global Market for the applicable periods.

Fiscal 2011	High	Low
First Quarter (January 1, 2011 to March 31, 2011)	$11.44	$8.03
Second Quarter (April 1, 2011 to June 30, 2011)	11.05	8.67
Third Quarter (July 1, 2011 to September 30, 2011)	9.94	5.20
Fourth Quarter (October 1, 2011 to December 31, 2011)	8.74	4.95

Fiscal 2010	High	Low
First Quarter (January 1, 2010 to March 31, 2010)	$4.69	$4.01
Second Quarter (April 1, 2010 to June 30, 2010)	5.08	4.18
Third Quarter (July 1, 2010 to September 30, 2010)	6.22	4.10
Fourth Quarter (October 1, 2010 to December 31, 2010)	9.77	5.75

On March 08, 2012, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $10.22 per share.

As of March 09, 2012, there were 60 holders of record of our Common Stock, approximately one beneficial shareholders and 15,163,662 shares of Common Stock outstanding.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2006, the last trading day before the beginning of the Company’s five preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

SHAREHOLDER VALUE AT YEAR END
	2006	2007	2008	2009	2010	2011
NMRX	100.00	174.42	76.96	90.91	182.77	174.00
NASDAQ US Index	100.00	120.27	71.52	102.90	120.31	118.15
NASDAQ Telecom Index	100.00	139.71	79.37	117.97	122.52	107.06

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

The following financial information was derived using the consolidated financial statements of Numerex Corp.  The table lists historical financial data of the Company for each of the five years in the period ended December 31, 2011.

	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2011	2010	2009	2008	2007
Statement of Operations Data
Revenues	$58,360	$58,243	$50,836	$72,319	$68,004
Gross profit	26,202	25,657	22,348	25,420	23,407
Litigation settlement and related expenses	-	3,025	1,637	2,092	-
Goodwill and long-lived asset impairment	-	-	-	5,289	-
Operating income (loss)	1,996	(400)	(1,656)	(6,389)	2,500
Costs of early extinguishment of debt	-	-	(2,936)	-	-
(Benefit) provision for income taxes	(56)	(144)	285	3,047	728
Net income (loss)	1,854	(380)	(5,829)	(10,975)	440
Income (loss) per common share-diluted	0.12	(0.03)	(0.40)	(0.78)	0.03

Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$9,768	$10,516	$5,306	$8,917	$7,425
Total assets	61,428	57,146	52,747	62,506	74,098

Total debt and capital lease obligations (short and long term)	5,937	684	523	10,746	10,683
Shareholders' equity	44,197	42,718	42,037	40,394	46,865

Cash Flow Data
Net cash (used in) provided by operations	$(1,171)	$8,564	$5,089	$8,359	$(3,305)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward Looking Statements” on page 4 for a discussion of the uncertainties, risks and assumptions associated with these statements.  You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Section 1A of this Annual Report.

Overview

We are a machine-to-machine (M2M) data communications, technology and solutions business.  We combine our network services, hardware and applications development capabilities to create packaged and custom designed M2M solutions for customers across multiple market segments.

During 2011, revenues remained constant at $58.4 million, compared to $58.2 million during 2010.  Gross margin was 45.0% for 2011 and 44.1% for 2010.

Fiscal year 2011 overhead, which includes selling, general and administrative costs (“SGA”), as well as engineering and development expenses, was $24.2 million as compared to $26.1 million in 2010.. The decrease of $1.9 million was primarily related to a litigation settlement, included in SGA, of $3.0 million during 2010 and a decrease in other SGA of $0.3 million and engineering and development of $0.4 million during 2011.  These decreases were partially offset by an increase in sales and marketing costs of $2.1 million.

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

In the case of revenue derived from maintenance services we recognize revenue ratably over the contract term. In certain instances we may, under an appropriate agreement, advance charge for the service to be provided. In these instances we record the advance charge as deferred revenue and recognize the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed. The Company’s revenues in the consolidated statement of operations and comprehensive income (loss) are net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the services or processes transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

For those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of ASC Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality.  The majority of the Company’s elements meet this definition, and therefore we follow the guidance in ASC Subtopic 605-25 to determine the amount to allocate to each element.  The guidance in ASC Subtopic 605-25 provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence (“TPE”), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE, when available. When VSOE cannot be established, we attempt to establish the selling price of the elements based on TPE.

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

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the percentage-of-completion method.  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues by applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made.

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

Valuation of Goodwill and Long-lived Assets

Goodwill and  intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently, if events or circumstances occur that would indicate a potential decline in their fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We concluded that we had six reporting units at December 31, 2011, three of which had associated goodwill.  The reporting units with goodwill were Wireless (excluding Orbit One), Orbit One (Satellite), and BNI Service.  The reporting units not containing associated goodwill were BNI Product, Digilog and DCX.  For our 2011 annual review, we used discounted cash flow models to estimate fair market value of these reporting units.  We used historical information, our 2012 business plan and expected future development projects to prepare financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with operating results for the twelve months ended December 31, 2011.

A summary of the critical assumptions utilized for our impairment tests are outlined below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of December 31, 2011, a breakdown of our goodwill balance by reporting unit is as follows:

(In thousands)
M2M Services excluding Orbit One Unit and BNI Service Unit	$18,433
Orbit One Unit (part of M2M Services)	4,428
BNI Service Unit (part of M2M Services)	926
Total Goodwill	$23,787

During 2011, we did not record a goodwill impairment charge.

Our annual assessment of goodwill for impairment includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. We concluded that we had six reporting units at December 31, 2011, three of which had goodwill.  The reporting units with goodwill were Wireless (excluding Orbit One), Orbit One (Satellite), and BNI Service.  We estimate fair value using a combination of discounted cash flow models and market approaches. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

We base the impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; projected EBITDA for expected cash flows; market comparables and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

We perform our annual goodwill impairment test as of December 31 absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify an impairment as a result of our annual impairment test and none of our reporting units were at risk of failing step one. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

Other intangible assets, including developed software, patents, acquired intellectual property and customer relationships, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three years for developed software, seven to 16 years for patents and acquired intellectual property and four years for customer relationships.  We assess other intangible assets and long-lived assets on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Our assessment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible during the year ended December 31, 2011.

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

Deferred tax assets are required to be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating the ability to recover the deferred tax assets, in full or in part, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates management is using to manage the underlying businesses. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

Cumulative losses incurred in recent years and the potential impact of the current economic environment on future taxable income represented sufficient negative evidence for management to conclude that the deferred tax assets require a full valuation allowance. As such, we established a full valuation allowance against the net deferred tax assets, which will remain until sufficient positive evidence exists to support reversal. Deferred tax assets generated during the current year were primarily offset by an increase to the valuation allowance.  The deferred tax benefit recognized in the year ended 2011 is due to the elimination of the deferred tax liability on the indefinite-lived intangibles.  Future reversals or increases to the valuation allowance could have a significant impact on our future earnings. Current tax expense resulted from federal alternative minimum tax and certain state taxes.

Results of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,			2011 vs. 2010	2010 vs. 2009
(in thousands, except per share amounts)	2011	2010	2009	% Change	% Change
Net sales:
M2M services	$57,212	$56,10	$49,182	0.9%	15.3%
Other services	1,148	1,533	1,654	-25.2%	-7.3%
Total net sales	58,360	58,243	50,836	0.2%	14.6%
Cost of sales, exclusive of depreciation shown below
Cost of M2M services	31,423	31,837	27,735	-1.3%	14.8%
Cost of other services	735	749	753	-1.9%	-0.5%
Gross profit	26,202	25,657	22,348	2.1%	14.8%
Gross profit %	45.0%	44.1%	44.0%
Sales and marketing	9,169	7,018	6,652	30.6%	5.5%
General, administrative and legal	9,197	9,485	9,896	-3.0%	-4.2%
Engineering and development	2,726	3,148	2,421	-13.4%	30.0%
Depreciation and amortization	3,114	3,381	3,398	-7.9%	-0.5%
Litigation and settlement related expenses	-	3,025	1,637	-100.0%	84.8%
Operating income (loss)	1,996	(400)	(1,656)	-599.0%	-75.8%
Costs of early extinguishment of debt	-	-	(2,936)	-	100.0%
Interest expense, net	(214)	(93)	(995)	130.1%	-90.7%
Other income (expense), net	16	(31)	43	nm	nm
(Benefit) provision for income tax	(56)	(144)	285	nm	nm
Net income (loss)	1,854	(380)	(5,829)	587.9%	93.5%
Basic and diluted income (loss) per common share	$0.12	$(0.03)	$(0.40)
Basic shares	15,055	15,084	14,429
Diluted shares	15,710	15,084	14,429

  See notes to consolidated financial statements.

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

Net revenues remained fairly constant at $58.4 million for the year ended December 31, 2011, compared to $58.2 million for the year ended December 31, 2010.

Gross profit, as a percentage of net revenue, increased to 45.0% for the year ended December 31, 2011, compared to 44.1% for the year ended December 31, 2010.

Sales and marketing expenses increased 30.6% to $9.2 million for the year ended December 31, 2011, compared to $7.0 million for the year ended December 31, 2010. The increase is primarily the result of investing in additional sales and marketing personnel.

General, administrative and legal expenses decreased 3.0% to $9.2 million for the year ended December 31, 2011, compared to $9.5 million for the year ended December 31, 2010.  The $300,000 decrease is primarily attributed to a reduction in employee compensation and related expenses.

Engineering and development expenses decreased 13.4% to $2.7 million for the year ended December 31, 2011, compared to $3.1 million for the year ended December 31, 2010.  The decrease in is primarily the result of the termination of several consulting contracts related to completed contracts.

Depreciation and amortization expense decreased 7.9% to $3.1 million for the year ended December 31, 2011, compared to $3.4 million for the year ended December 31, 2010.  The decrease is primarily due to certain tangible and intangible assets becoming fully depreciated.

Litigation and settlement expenses were $0 during the year ended December 31, 2011, compared to $3.0 million for the year ended December 31, 2010.   The 2010 amount was a result of a settlement of our legal proceedings (see Note Q of the notes to the financial statements included in this Annual Report).

Net interest expense increased to $214,000 for the year ended December 31, 2011, compared to $93,000 for the year ended December 31, 2010.    The increase is primarily the result of interest paid in accordance with our note payable, because we borrowed $6.0 million under our revolving credit facility in May 2011.

We recorded a tax benefit of $56,000 for the year ended December 31, 2011, compared to a tax benefit of $144,000 for the year ended December 31, 2010.  Our effective tax rates were (3.1%) and (27.5%) during 2011 and 2010, respectively. The change in our effective tax rate primarily related to the tax benefit recognized on the expiration of the statute of limitation of certain state exposures.

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

Net revenues increased 14.6% to $58.2 million for the year ended December 31, 2010, compared to $50.8 million for the year ended December 31, 2009.  This increase was primarily the result of a 17% increase in hardware revenue and a 13% increase in service revenue.

Gross profit as a percentage of net revenue, remained constant at 44.1% for the year ended December 31, 2010, compared to 44.0% for the year ended December 31, 2009.

Sales and marketing expenses increased 5.5% to $7.0 million for the year ended December 31, 2010, compared to $6.7 million for the year ended December 31, 2009.  The increase is primarily the result of additional employees and an increase in promotional and marketing costs.

General, administrative and legal expenses decreased 4.2% to $9.5 million for the year ended December 31, 2010, compared to $9.9 million for the year ended December 31, 2009.  The decrease is primarily due to reduced employee related expenses of $174,000, a $143,000 decrease in supplies, telecommunications and facility related costs and a $106,000 reduction in professional service fees.

Engineering and development expenses increased 30.0% to $3.1 million for the year ended December 31, 2010, compared to $2.4 million for the year ended December 31, 2009.  The increase is primarily the result of a $275,000 increase in employee costs, a $229,000 increase in expenses related to new product testing and certifications and a $215,000 increase in professional service fees.

Depreciation and amortization expense remained constant at $3.4 million for the years ended December 31, 2010 and 2009.

Litigation and settlement expenses were $3.0 million during the year ended December 31, 2010, compared to $1.6 million for the year ended December 31, 2009.   The increase is the result of the settlement of our legal proceedings (see Note O of the notes to the financial statements included in this Annual Report).

Cost of early extinguishment of debt during 2009 was $2.9 million for a non-recurring debt extinguishment.

Net interest expense decreased to $93,000 for the year ended December 31, 2010, compared to $1.0 million for the year ended December 31, 2009.    In 2009, we incurred interest expense associated with our existing debt.    This interest expense did not recur in 2010, due to the January 2010 repayment of all outstanding principle and interest.

We recorded a tax benefit of $144,000 for the year ended December 31, 2010, as compared to tax expense of $285,000 for the year ended December 31, 2009.  Our effective tax rates were (27.5%) and 5.1% during 2010 and 2009, respectively. The change in our effective tax rates is related to the reversal of a deferred tax liability related to indefinite-lived intangibles, the expiration of certain ASC 740-10 liabilities, and a foreign tax return to provision adjustment.  The difference between our effective tax rate and the 34% federal statutory rate in the current year resulted primarily from the existence of a valuation allowance against our net deferred tax assets, foreign taxes, state tax accruals, and uncertain tax position expense.

Segment Information

We have two reportable segments.  These segments are M2M (Machine-to-Machine) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

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

	For the years ended December 31,			2011 vs. 2010	2010 vs. 2009
(In thousands)	2011	2010	2009	% Change	% Change
Net sales:
M2M:
Recurring subscription revenue	$38,649	33,425	29,427	15.6%	13.6%
Embedded devices and hardware	18,563	23,285	19,756	-20.3%	17.9%
Total M2M revenue	57,212	56,710	49,183	0.9%	15.3%
Other services	1,148	1,533	1,653	-25.2%	-7.3%
Total net sales	58,360	58,243	50,836	0.2%	14.6%

Cost of sales, exclusive of depreciation:
M2M:
Recurring subscription revenue	15,697	13,091	10,674	19.9%	22.6%
Embedded devices and hardware	15,726	18,746	17,061	-16.1%	9.9%
Total M2M cost of sales	31,423	31,837	27,735	-1.3%	14.8%
Other services	735	749	753	-1.9%	-0.5%
Total cost of sales	32,158	32,586	28,488	-1.3%	14.4%
Gross profit	$26,202	$25,657	22,348	2.1%	14.8%
Gross profit %	45.0%	44.1%	44.0%

	Percent of Total Sales
	2011	2010	2009
Net sales:
M2M:
Recurring subscription revenue	66.2%	57.4%	57.9%
Embedded devices and hardware	31.8%	40.0%	38.9%
Other services	2.0%	2.6%	3.2%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2011 and December 31, 2010

M2M Segment

Recurring subscription revenue from M2M increased 15.6% to $38.6 million for the year ended December 31, 2011, compared to $33.4 million for the year ended December 31, 2010.  This increase was primarily due to the growth in M2M subscriptions to 1.44 million at December 31, 2011 compared to 1.17 million at December 31, 2010.

Embedded devices and hardware revenue from M2M decreased 20.3% to $18.6 million for the year ended December 31, 2011, compared to $23.3 million for the year ended December 31, 2010.  This decrease was primarily the result of the discontinuation of sales of certain hardware devices that do not lead to a subscription and recurring revenue, as we continue to focus on transitioning to a subscription-based model.

Cost of M2M recurring subscription revenue increased 19.9% to $15.7 million for the year ended December 31, 2011, compared to $13.1 million for the year ended December 31, 2010.  The increase is in direct correlation to the increase in M2M recurring subscription revenue.

Cost of M2M embedded devices and hardware revenue decreased 16.1% for the year ended December 31, 2011 to $15.7 million, compared to $18.7 million for the year ended December 31, 2010.  The decrease is in direct correlation to the decrease in sales of embedded devices and hardware.

Other Services Segment

Other services revenue decreased 25.2% to $1.1 million for the year ended December 31, 2011, compared to $1.5 million for the year ended December 31, 2010.  The decrease is primarily the result of a decrease in sales of our video conferencing hardware, which is sold directly and indirectly to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The decrease is also due to a decrease in demand for our installation and integration services. Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of other services revenue remained fairly constant at $735,000 for the year ended December 31, 2011, compared to $749,000 for the year ended December 31, 2010.

Fiscal Years Ended December 31, 2010 and December 31, 2009

M2M Segment

Recurring subscription revenue from M2M increased 13.6% to $33.4 million for the year ended December 31, 2010, compared to $29.4 million for the year ended December 31, 2009.  This increase was primarily due to the growth of M2M subscriptions to 1.17 million at December 31, 2010, compared to 937,000 at December 31, 2009.

Embedded devices and hardware revenue from M2M increased 17.9% to $23.3 million for the year ended December 31, 2010, compared to $19.8 million for the year ended December 31, 2009.  This increase was primarily the result of an increase in sales of our security hardware and sale of our cellular and satellite tracking units.

Cost of M2M recurring subscription revenue increased 22.6% to $13.1 million for the year ended December 31, 2010, compared to $10.7 million for the year ended December 31, 2009.  The increase is in direct correlation to the increase in M2M subscriptions, licensing and support sales.

Cost of M2M embedded devices and hardware revenue increased 9.9% for the year ended December 31, 2010 to $18.7 million, compared to $17.1 million for the year ended December 31, 2009.  The increase is in direct correlation to the increase in sales of our embedded devices and hardware.

Other Services Segment

Other services revenue decreased 7.3% to $1.5 million for the year ended December 31, 2010, compared to $1.7 million for the year ended December 31, 2009.  The decrease is primarily the result of a decrease in sales of our video conferencing hardware, which is sold directly and indirectly to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period. The decrease is also due to a decrease in demand for our installation and integration services. Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of other services revenue remained fairly constant at $749,000 for the year ended December 31, 2010, compared to $753,000 for the year ended December 31, 2009.

Selected Quarterly Financial Data

The following tables detail certain unaudited financial data of Numerex for each quarter of the last two fiscal years ended December 31, 2011 and 2010, respectively.

Our financial results may fluctuate from quarter to quarter as a result of certain factors related to our business, including the timing of hardware shipments, new hardware introductions and equipment, and hardware and system sales that historically have been of a non-recurring nature.

This information has been prepared from our books and records in accordance with accounting principles generally accepted in the United States of America for interim financial information.  In our opinion, all (including only normal, recurring) adjustments considered necessary for fair presentation have been included.  Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net sales	$13,768	$14,374	$15,051	$15,167
Gross profit	6,086	6,300	6,835	6,981
Operating income	270	362	786	578
Net income	230	340	592	692
Basic income per common share	0.02	0.02	0.04	0.05
Diluted income per common share	0.01	0.02	0.04	0.04

	For the Three Months Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Net sales	$13,022	$14,898	$15,405	$14,918
Gross profit	5,753	6,407	6,866	6,631
Operating income (loss)	46	384	751	(1,581)
Net income (loss)	(30)	387	657	$(1,394)
Basic and diluted income per common share	(0.00)	0.03	0.04	$(0.09)

Liquidity and Capital Resources

We had working capital of $12.4 million as of December 31, 2011, compared to working capital of $10.2 million as of December 31, 2010.  We had cash balances of $9.6 million and $10.3 million as of December 31, 2011 and 2010, respectively.

Net cash used in operating activities during the year ended December 31, 2011 was $1.2 million. Our net income, after adjustments for non-cash items, generated cash from operations of $6.5 million, while changes in operating assets and liabilities used cash from operations of $7.7 million.  The primary non-cash adjustments to net income for the year ended December 31, 2011 were $3.1 million for depreciation and amortization and $1.2 million for share based compensation expense. The changes in operating assets and liabilities included a $0.9 million increase in accounts and notes receivable, a $2.2 million increase in inventory, a $2.1 million increase in prepaid expenses and other assets and a $2.5 million decrease in other liabilities.

Net cash used in investing activities during the year ended December 31, 2011 was $3.0 million due to purchases of property and equipment of $0.6 million, intangible and other assets of $2.1 million and investment of $0.3 million.

Net cash provided by financing activities during the year ended December 31, 2011 was $3.5 million due primarily to proceeds from debt of $6.0 million and the exercise of common stock options and warrants of $1.2 million, partially offset by the purchase of treasury stock of $2.9 million in connection with a legal settlement and payments on capital leases and debt of $0.7 million.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

During 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).   During 2011, we and the Bank entered into an Amended and Restated Loan and Security Agreement (the

 “Amended Loan Agreement”) in order to, among other things, to increase the revolving line of credit from $5.0 million to $10.0 million (the “Credit Facility”). We may use the borrowings under the Credit Facility for working capital and general business requirements.

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

During 2011, we had an aggregate borrowing of $6.0 million outstanding which converted to a Term Loan Advance at an interest rate of 4%.  We made principal payments in the amount of $300,000 bringing the balance outstanding on the Term Loan Advance to $5.7 million at December 31, 2011.  We were in compliance with all financial covenants at December 31, 2011 and there were no letters of credit outstanding.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2011.  Additional details regarding these obligations are provided in the notes to our consolidated financial statements.

	(in thousands)
	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan(1)	$6,176	$1,401	$4,775	$-	$-
Capital lease obligations(2)	245	245	-	-	-
Operating lease obligations(3)	8,890	775	2,614	2,820	2,771
Total(4)	$15,401	$2,421	$7,389	$2,820	$2,771

(1)	Amounts represent future principal and interest payments at a 4% interest rate.

(2)	Amounts represent future minimum lease payments under non-cancelable capital leases for computer equipment.

(3)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.

(4)
Liabilities of approximately $244,000 related to ASC Subtopic 740-10, Income Taxes have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note A to the consolidated financial statements contained in this report for further information.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note A of the Notes to Consolidated Financial Statements.

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

Our credit agreement, as described above, provides us with a revolving Credit Facility of up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the credit agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as such terms are defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion. As of December 31, 2011 we had outstanding indebtedness of $5.7 million under the Credit Facility at 4% interest rate.  Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt.  We estimate that a one percent interest rate change would change our interest expense and payments by $57,000 per year, assuming we do not increase our amount outstanding.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Foreign operations were not significant to us for the fiscal year ended December 31, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Numerex Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,547	$10,251
Restricted cash	221	265
Accounts receivable, less allowance for doubtful accounts of $236 at December 31, 2011 and $356 at December 31, 2010	6,846	6,518
Inventory, net of provision of $578 at December 31, 2011 and $624 at December 31, 2010	7,057	4,820
Prepaid expenses and other current assets	1,122	1,926
TOTAL CURRENT ASSETS	24,793	23,780

Property and equipment, net	1,252	1,392
Software, net	3,388	3,115
Other intangibles, net	4,901	4,741
Other assets – long term	3,307	331
Goodwill, net	23,787	23,787
TOTAL ASSETS	$61,428	$57,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,239	$7,507
Other current liabilities	1,392	3,765
Current portion of term loan	1,200	-
Deferred revenues	1,317	1,864
Obligations under capital leases	237	447
TOTAL CURRENT LIABILITIES	12,385	13,583

LONG TERM LIABILITIES
Term loan, net of current portion	4,500	-
Obligations under capital leases	-	237
Other long-term liabilities	346	608
TOTAL LIABILITIES	17,231	14,428

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock – no par value; authorized 30,000; issued 16,691 shares at December 31, 2011 and 16,363 shares at December 31, 2010; outstanding 15,143 shares at December 31, 2011 and 15,122 shares at December 31, 2010	-	-
Class B common stock – no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	66,634	64,099
Treasury stock, at cost, 1,562 shares at December 31, 2011 and 1,241 shares December 31, 2010	(8,136)	(5,239)
Accumulated other comprehensive loss	(13)	-
Accumulated deficit	(14,288)	(16,142)
TOTAL SHAREHOLDERS' EQUITY	44,197	42,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,428	$57,146

The accompanying notes are an integral part of these financial statements.

Numerex Corp. and Subsidiaries
Consolidated Statements of Operation and Comprehensive Income (Loss)
(In thousands, except per share data)
	For the Years
	Ended December 31,
	2011	2010	2009
Net sales:
M2M Services
Subscription revenue	$38,649	$33,425	$29,427
Embedded devices & hardware	18,563	23,285	19,756
Sub-total	57,212	56,710	49,183
Other Services	1,148	1,533	1,653
Total net sales:	58,360	58,243	50,836
Cost of sales, exclusive of depreciation shown below:
Cost of subscription revenue	15,697	13,067	10,674
Cost of embedded devices & hardware	15,726	18,770	17,061
Cost of other services	735	749	753
Gross profit	26,202	25,657	22,348
Sales and marketing	9,169	7,030	6,652
General and administrative expenses	9,197	9,473	9,896
Research and development expenses	2,726	3,148	2,421
Depreciation and amortization	3,114	3,381	3,398
Lititgation settlement and related expenses	-	3,025	1,637
Operating earnings (loss)	1,996	(400)	(1,656)
Debt extinguishment	-	-	(2,936)
Net interest expense	(214)	(93)	(995)
Net other (expense) income	16	(31)	43
Earnings (loss) before income taxes	1,798	(524)	(5,544)
Provision (benefit) for income taxes	(56)	(144)	285
Net earnings (loss)	1,854	(380)	(5,829)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(13)	-	8
Comprehensive income (loss)	$1,841	$(380)	$(5,821)

Basic earnings (loss) per share	$0.12	$(0.03)	$(0.40)
Diluted earnings (loss) per share	$0.12	$(0.03)	$(0.40)
Weighted average common shares used in per share calculation
Basic	15,055	15,084	14,429
Diluted	15,710	15,084	14,429

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' 0EQUITY
				Accumulated Other
	Common	Additional paid	Treasury	Comprehensive	Accumulated	Total Shareholders’
DESCRIPTION:	Shares	in capital	Stock	Income (loss)	Deficit	Equity
Balance at January 1, 2009	15,350	$55,388	$(5,053)	$(8)	$(9,933)	$40,394
Issuance of shares under Directors Stock Plan	25	103	-	-	-	103
Issuance of shares in connection with employee stock option plan	44	41	-	-	-	41
Issuance of shares in lieu of debt payment	889	6,485	-	-	-	6,485
Retirement of Treasury shares	-	-	(160)	-	-	(160)
Translation adjustment	-	-	-	8	-	8
Share based compensation	-	995	-	-	0	995
Net earnings	-	-	-	-	(5,829)	(5,829)
Balance at December 31, 2009	16,308	63,012	(5,213)	-	(15,762)	42,037

Issuance of shares under Directors Stock Plan	16	77	-	-	-	77
Issuance of shares in connection with employee stock option plan	39	189	-	-	-	189
Repurchase of warrants	-	(117)	-	-	-	(117)
Retirement of Treasury shares	-	-	(25)	-	-	(25)
Translation adjustment	-	-	-	-	-	0
Share based compensation	-	938	-	-	-	938
Net earnings	-	-	-	-	(380)	(380)
Balance at December 31, 2010	16,363	64,099	(5,238)	-	(16,142)	42,718

Issuance of shares under Directors Stock Plan	7	59	-	-	-	83
Issuance of shares in connection with employee stock option plan	71	365	-	-	-	341
Issuance of shares for restricted stock awards	50	281	-	-	-	301
Purchase of treasury shares	-	-	(2,898)	-	-	(2,898)
Exercise of warrants	200	879	-	-	-	879
Share based compensation	-	949	-	-	-	931
Translation adjustment	-	-	-	(13)	-	(13)
Net earnings	-	-	-	-	1,854	1,854
Balance at December 31, 2011	16,691	$66,634	$(8,136)	$(13)	$(14,288)	$44,197

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,854	$(380)	$(5,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,114	3,381	3,398
Bad debt expense	370	211	536
Inventory reserves	83	185	110
Non-cash interest expense	29	35	3,297
Share based compensation expense	1,231	938	995
Stock issued in lieu of directors fees	59	77	104
Deferred income taxes	-	(154)	106
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	(1,044)	(365)	2,168
Inventory	(2,320)	1,286	2,106
Prepaid expenses and other assets	(2,122)	(372)	(126)
Accounts payable	732	1,619	(1,403)
Other liabilities	(849)	182	(501)
Accrued litigation settlement	(1,730)	1730	-
Deferred revenues	(547)	603	127
Income taxes	(56)	(421)	1
Net cash (used in) provided by operating activities:	(1,194)	8,555	5,089
Cash flows from investing activities:
Purchase of property and equipment	(603)	(523)	(779)
Purchase of intangible and other assets	(2,116)	(1,889)	(1,614)
Purchase of investment	(322)	(200)	-
Net cash used in investing activities	(3,041)	(2,612)	(2,393)
Cash flows from financing activities:
Fees paid for credit facility	(100)	(50)	-
Restricted cash	44	(265)	-
Proceeds from exercise of common stock options and warrants	1,244	189	41
Purchase of treasury stock	(2,898)	(26)	(160)
Repurchase of warrants	-	(117)	-
Principal payments on capital lease obligations	(447)	(229)	(29)
Proceeds from debt	6,000	-	-
Principal payments on debt	(300)	(500)	(6,167)
Net cash provided by (used in) financing activities:	3,544	(998)	(6,315)
Effect of change differences on cash	(13)	-	8
Net (decrease) increase in cash and cash equivalents	(704)	4,945	(3,611)
Cash and cash equivalents at beginning of year	10,251	5,306	8,917
Cash and cash equivalents at end of year	$9,547	$10,251	$5,306

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information	For the years ended December 31,
	2011	2010	2009
Cash payments for:
Interest	$169	$58	$697
Income taxes	$219	$77	$89
Disclosure of non-cash activities:
Capital leases	$-	$881	$-
Non-cash investing activity	$980	$-	$-
Non-cash inducement cost for early extinguishment of debt	$-	$-	$2,437
Non-cash financing payments	$-	$-	$4,048

NUMEREX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp (NASDAQ: NMRX) is a provider of business services, technology, and products used in the development and support of machine-to-machine (M2M) solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA(R) that includes hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST(TM) (Foundation Application Software Technology). Customers typically subscribe to device management, network, and application services through hosted platforms.  "Machines Trust Us(R)" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

Basis of Presentation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (GAAP).  Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue is generated from four sources:

•	the supply of hardware
•	the provision of services

•	the provision of data transportation services, generally under recurring or multi-year contractually based agreements
•	professional services

Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed or determinable, and collectability is probable and when all other significant obligations have been fulfilled.

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

In the case of revenue derived from maintenance services we recognize revenue ratably over the contract term. In certain instances we may, under an appropriate agreement, advance charge for the service to be provided. In these instances we record the advance charge as deferred revenue and recognize the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed. The Company’s revenues in the consolidated statement of operations are net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the services or process transactions in accordance with contractual performance standards. Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based. In certain instances we may, under an appropriate agreement, advance charge for the data transport service to be provided. In these instances we record the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.

For those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of ASC Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality.  The majority of the Company’s hardware elements which also contain software meet this definition, and therefore we follow the guidance in ASC Subtopic 605-25 to determine the amount to allocate to each element.  The guidance in ASC Subtopic 605-25 provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (“VSOE”), (2) third-party evidence (“TPE”), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE, when available. When VSOE cannot be established, we attempt to establish the selling price of the elements based on TPE.

For transactions where software elements alone provide an element’s core functionality, we follow the guidance in ASC Subtopic 985-605, which requires the establishment of VSOE, to determine whether the transaction should be accounted for as separate elements and the amount to allocate to each element.

We may provide multiple services under the terms of an arrangement and we are required to assess whether one or more units of accounting are present. Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the percentage-of-completion.  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues by applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made.

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

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less at date of purchase to be cash equivalents.  Cash equivalents consist of overnight repurchase agreements and amounts on deposit in a foreign bank.  Cash of $302,000 and $449,000 at December 31, 2011 and 2010, respectively was held in our foreign bank accounts.

Restricted Cash

Cash of $221,000 and $265,000 at December 31, 2011 and 2010, respectively was held in escrow related to our capital lease obligation.

Intangible Assets

Intangible assets consist of developed software, patents and acquired intellectual property, customer relationships and goodwill.  These assets, except for goodwill, are amortized over their expected useful lives.  Developed software is amortized using the straight-line method over three years.  Patents and acquired intellectual property are amortized using the straight-line method over seven to 16 years.  Customer relationships are amortized using the straight-line method over four years.

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

Capitalized Software

We capitalize software both for internal use and for inclusion in our products.  For internal use software, costs incurred in the preliminary project stage of developing or acquiring internal use software are expensed as incurred. After the preliminary project stage is completed, management has approved the project and it is probable that the project will be completed and the software will be used for its intended purpose, we capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally from three to seven years.

For external software embedded in our products we capitalize software development costs when project technological feasibility is established and conclude capitalization when the hardware is ready for release.  We amortize capitalized external use software costs using the straight-line method over the estimated useful life of the software, generally from three to seven years.  Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.  Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases, whichever is shorter.  Depreciation for property and equipment is calculated using the straight-line method over the following estimated lives:

• Short-term leasehold improvements over the term of the lease                             3-10 years

• Machinery and equipment                                                                                           4-10 years

• Furniture, fixtures and fittings                                                                                     3-10 years

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset.

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

We evaluate liabilities for uncertain tax positions and, as of December 31, 2011, we recorded a net decrease to the related liability for unrecognized tax benefits of approximately $166,000. This amount is made up of an accrual of interest and penalties related to state tax exposure in prior years of approximately $7,000, and approximately $173,000 of tax benefit recognized due to the lapse of certain state examination administrative practices.  Our total unrecognized tax benefits as of December 31, 2011 were approximately $249,000 inclusive of interest and penalties of $59,000. We anticipate a decrease to the balance of total unrecognized tax benefits within the next twelve months of approximately $49,000. If we were to recognize these tax benefits, all of the benefit would impact the effective tax rate.

The following table summarizes the activity related to the company's unrecognized tax benefits, net of federal benefit, excluding interest and penalties:

(in thousands)	2011	2010
Balance at January 1	$283	$321
Decreases as a result of positions taken during prior periods	(94)	(38)
Balance at December 31	189	$283

We conduct business globally and, as a result, file income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are subject to state and local income tax examinations for years after and including 1998.   These years remain open due to the net operating losses generated in these years that have not been utilized as of year ended December 31, 2011.  Likewise, the existence of net operating losses from earlier periods could subject the Company to U.S. federal income tax examination for years including and after 2002, since such net operating losses have not been utilized as of year ended December 31, 2011.  The Company’s 2007 U.S. federal return was audited by the Internal Revenue Service, and the examination was concluded in March 2010 with a minor increase to the federal alternative minimum tax liability of $7,263.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

Inventory

Inventories, valued at the lower of cost or market, consist of:  i) Cellular M2M Modems & Modules, ii) Security devices and iii) Satellite M2M Modems. Cost is generally determined on the first-in, first-out (“FIFO”) basis.  We include raw material freight costs to manufacturers in inventory and these costs are recognized in cost of sales when the product is sold.  Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically. Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoiced amount less discounts, other allowances and provision for uncollectible accounts.  Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base. We review the collectability of individual accounts and assesses the adequacy of the allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Notes Receivable

Notes receivable are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.   The notes are payable in installments.  We recognize interest on the interest-bearing notes only when interest payments are received.  For purposes of valuation, the collectability of notes receivable is evaluated separately to determine if the notes are impaired.  Notes receivable are determined to be impaired after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2011, the balance of notes receivable was $165,000.

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

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short maturity of those items.  The fair values of capitalized lease obligations approximate carrying value based on their effective interest rates compared to current market rates.  Estimated fair value of our long-term note payable is $5.7 million and is based on a discounted cash flow analysis and our current incremental borrowing rates compared to similar type borrowing arrangements.

Treasury Stock

The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

Use of Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, doubtful accounts, inventory reserves, goodwill and intangible assets and income taxes.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable.  We maintain our cash and overnight investment balances in financial institutions, which at times may exceed federally insured limits.  We had cash balances in excess of these limits of $9.5 million and $10.2 million at December 31, 2011 and 2010, respectively.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically.  Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.  See Note M for more information.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Foreign operations are not significant to the Company for the year ended December 31, 2011, 2010 and 2009.

Engineering and Development

Engineering and development expenses are charged to operations in the period in which they are incurred.  Engineering and development costs consist primarily of salaries, and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2011, 2010 and 2009, engineering and development costs amounted to $2.7 million, $3.1 million and $2.4 million, respectively.

Share-Based Compensation

Share-based compensation is estimated using the Black-Scholes option pricing model. For grants that require achievement of market conditions, a lattice model is used to estimate fair value. Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We estimate expected volatility based on the historical volatility of the company’s stock. Historical data on exercise patterns is the basis for determining the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. The company estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.  See Note L for additional information.

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

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2011, 2010 and 2009, advertising costs were approximately $738,000, $874,000 and $600,000, respectively.

Reclassifications

Prior year revenue and cost of sales information has been reclassified to conform to the current year presentation.

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

In June 2011, FASB issued new accounting guidance related to the presentation of comprehensive income. The new guidance will require the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income. In December 2011, FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The guidance is effective for interim and annual periods beginning after December 15, 2011. Because the guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued new accounting guidance which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption will not have a material impact on our financial condition or results of operations.

NOTE B – ACCOUNTS RECEIVABLE

 Accounts receivables and related allowance for doubtful accounts consisted of the following:

	December 31,
(In thousands)	2011	2010
Accounts receivable	$6,464	$6,496
Unbilled accounts receivable	618	378
Allowance for doubtful accounts	(236)	(356)
Accounts receivable, net	$6,846	$6,518

NOTE C – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
(In thousands)	2011	2010

Note receivable, at 10% interest	$-	$1,006
Note receivable, at 5% interest	165	-
Prepaid expenses	725	895
Debt issuance costs	226	22
Other	6	3
Prepaid expenses and other assets	$1,122	$1,926

During 2011, we exchanged the note receivable for a long term license agreement.  At the time of the exchange, the balance of the note receivable was $980,000.  We wrote off the balance of the note and recorded the license agreement, as an intangible asset, at a value of $980,000, based on utilizing a net present value calculation.

NOTE D – INVENTORY

Inventory consisted of the following:

	December 31,
(In thousands)	2011	2010
Raw materials	$1,290	$1,241
Work-in-progress	14	13
Finished goods	6,331	4,190
Less reserve for obsolescence	(578)	(624)
Inventory, net	$7,057	$4,820

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(In thousands)	2011	2010
Leasehold improvements	$1,443	$1,420
Machinery and equipment	11,703	11,210
Furniture, fixtures, fittings	917	831
Total property and equipment	14,063	13,461
Accumulated depreciation	(12,811)	(12,069)
Property and equipment, net	$1,252	$1,392

NOTE F – INTANGIBLE ASSETS

 We did not have any changes to goodwill during the years December 31, 2011 and 2010.

During 2011 and 2010, we prepared an analysis using standard modeling techniques to estimate a fair market value for each of the three reporting units with goodwill:  M2M Services, Orbit One, LLC and Other Services.  This analysis included a combination of a discounted cash flow models and, where available, the use of public company market comparables in similar industries.  We used historical information, our subsequent year business plan and expected future development projects to prepare nine year financial projections used in the discounted cash flow analysis for each of the reporting units.  During 2011 and 2010, we did not record goodwill or long-lived intangible asset impairment charges.

We did not incur costs to renew or extend the term of acquired intangible assets during the year ending December 31, 2011. Intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$11,411	$(8,022)	$3,389	$10,005	$(6,890)	$3,115
Patents, trade and service marks	14,084	(11,232)	2,852	13,712	(10,155)	3,557
Intangible and other assets	3,199	(1,151)	2,048	2,176	(992)	1,184
Total Intangible and other assets	$28,694	$(20,405)	$8,289	$25,893	$(18,037)	$7,856

At December 31, 2011 and 2010, we have capitalized approximately $1.0 million and $970,000 of internally generated software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2011 and 2010 was $1.0 million and $929,000, respectively.

We expect amortization expense for the next five years and thereafter to be as follows based on intangible assets as of December 31, 2011:

2012	$2.5 million
2013	2.0 million
2014	1.6 million
2015	0.7 million
2016	0.5 million
Total	$ 8.3 million

NOTE G – OTHER ASSETS – LONG TERM

Other assets – long term consisted of the following:

	December 31,
(In thousands)	2011	2010
Prepaid carrier fees	$2,060	$-
Note receivable	499	-
Cost-basis investments	522	200
Debt issuance cost	103	4
Deposits	123	127
Other assets – long term	$3,307	$331

During 2011, we purchased and installed switches and related equipment to improve the capacity and functionality of our devices operating on one of our carrier networks. To comply with the needs of our carrier and in exchange for more favorable carrier fees, we transferred the legal right to the equipment to the vendor.  Thus, our existing agreement with this vendor was amended to provide for the new carrier fees and the legal transfer of the equipment.  We accounted for this transaction as a non-monetary exchange.   The cost of the equipment was determined to be its fair value and we recorded this transaction by transferring the equipment cost to prepaid carrier fees.  The prepaid expense will be amortized on a straight-line basis over the term of the agreement, which is 10 years.

At December 31, 2011, we had one note receivable.  The interest rate on the note is 5% and payment is due monthly over a four year period.

NOTE H – INCOME TAXES

The (benefit) provision for income taxes consisted of the following:

	December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$41	$52	$-
State	69	55	132
Foreign	-	(36)	49
Reserve for Uncertain Tax Positions	(166)	(61)	(2)
Deferred:
Federal	-	(145)	98
State	-	(9)	8
	$(56)	$(144)	$285

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax (benefit) provision at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

(in thousands)	December 31,
	2011	2010	2009
Income tax (benefit) computed at
U.S. corporate tax rate of 34%	$611	$(178)	$(1,885)
Adjustments attributable to:
Deferred balance true-up	302	75	(13)
Valuation allowance	(993)	631	991
Federal alternative minimum tax	41	52	-
State income tax	69	145	(11)
Foreign income tax	-	(36)	(25)
Reserve for uncertain tax positions	(166)	(61)	(2)
Non-deductible expenses	80	153	272
Non-cash debt charge	-	-	829
Tax goodwill	-	(928)	-
Stock option shortfall	-	1	131
Other	-	2	(2)
	$(56)	$(144)	$285

The components of our net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2011	2010
Current deferred tax asset:
Inventories	$368	$401
Accruals	72	91
Other	165	269
Valuation allowance	(615)	(648)
	(10)	113
Non-current deferred tax asset:
Intangibles	4,319	3,768
Foreign NOL carry forward	12	11
Net operating loss carry forward	5,818	6,588
Tax credit carry forward	1,394	1,351
Difference between book and tax
Basis of property	(1,917)	(1,075)
Other	769	566
Valuation allowance	(10,385)	(11,322)
	10	(113)
Deferred tax liability:
Goodwill	-	-
Net Deferred Tax Liabilities	$-	$-

We have provided a full valuation allowance on deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Deferred tax assets generated during year ended December 31, 2008, primarily due to net operating losses were also offset by an increase to the valuation allowance resulting in no net benefit recorded in the current year.  Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment.  Cumulative losses incurred in recent years represented sufficient negative evidence to require a full valuation allowance. As such, at December 31, 2008 we established a full valuation allowance against the net deferred tax assets, which will remain until sufficient positive evidence outweighs any negative evidence to support reversal. Deferred tax assets generated during the current year primarily due to net operating losses were also offset by an increase to the valuation allowance resulting in no net benefit recorded in the current year. Future reversals or increases to the valuation allowance could have a significant impact on our future earnings.

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
Net operating loss carry forwards available at December 31, 2011, expire as follows:

(in thousands)		Year of
	Amount	Expiration

Federal operating losses	$9,450	2021-2029
State operating losses	$52,452	2017-2029
Minimum Tax Credit Carry forward	$829	n/a
General Business Credit Carry forward	$565	2015-2022

The company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE I – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
(In thousands)	2011	2010
Accrued expenses	$809	$810
Accrued litigation settlement (see Note O)	-	1,730
Payroll liabilities	583	1,225
Other current liabilities	$1,392	$3,765

NOTE J – DEBT

On May 4, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).   On April 25, 2011, the Company, its subsidiaries and the Bank entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) in order to, among other things,  increase the revolving line of credit from $5.0 million to $10.0 million (the “Credit Facility”). We may use the borrowings under the Credit Facility for working capital and general business requirements.

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

All unpaid principal and accrued interest is due and payable in full on April 30, 2015, which is the maturity date.  Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries, excluding our intellectual property except for the related the accounts and proceeds of such property.  In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a senior leverage ratio and a fixed charge coverage ratio.  The Amended Loan Agreement contains customary events of default.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the Credit Facility may be accelerated.

During 2011, we had an aggregate borrowing of $6.0 million outstanding which converted to a Term Loan Advance at an interest rate of 4%.  As of December 31, 2011, the balance outstanding on the Term Loan Advance was $5.7 million.  We were in compliance with all financial covenants at December 31, 2011 and there were no letters of credit.  Assuming no further borrowings under the Credit Facility, maturities of the current outstanding amount is:

2012	$1.2 million
2013	1.2 million
2014	1.2 million
2015	2.1 million
Total	$ 5.7 million

NOTE K – WARRANTS

As of December 31, 2011, outstanding common stock purchase warrants were as follows:

Number of Securities	Common Stock Exercise Price	Expiration Date
71,539	$5.61	January 28, 2012
160,919	7.73	May 30, 2013
105,708	10.13	December 29, 2013

338,166

NOTE L – SHARE-BASED COMPENSATION

Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing model and lattice model.  Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by the Company’s stock price, as well as our assumptions. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

As employees vest in their awards, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.  Stock-based compensation expense accordingly, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the years ended December 31, 2011, 2010 and 2009, share-based compensation expense was $1.2 million, $938,000 and $995,000, respectively.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at December 31, 2011, net of estimated forfeitures, is $2.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

We have outstanding stock options granted pursuant to two stock option plans, the Long-Term Incentive Plan (the “1999 Plan”), which was adopted in 1999, and the 2006 Long Term Incentive Plan (the “2006 Plan”), which was adopted in 2006.  The 1999 Plan was terminated and replaced by the 2006 Plan. Options outstanding under the 1999 Plan remain in effect, but no new options may be granted under that plan.  Options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period and have a 10 year term.

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

A summary of stock option activity and related information for the years ended December 31, 2011, 2010 and 2009 follows:
		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/09	2,005,721	$5.97	-	$-	$383,626
Options granted	140,500	4.38	-	2.81	-
Options exercised	(124,500)	3.63	-	-	90,800
Options forfeited	(141,875)	7.83	-	-	-
Options expired	(41,750)	6.26	-	-	-
Outstanding, at 12/31/09	1,838,096	5.86	-	-	632,057
Options granted	117,500	5.50	-	3.42	-
Options exercised	(61,000)	5.71	-	-	179,320
Options forfeited	(165,373)	8.35	-	-	-
Options expired	(6,950)	5.34	-	-	-
Outstanding, at 12/31/10	1,722,273	5.60	-	-	$5,533,212
Options granted	99,000	3.49	-	2.43	-
Options exercised	(204,802)	6.11	-	-	433,490
Options forfeited	(18,650)	5.17	-	-	-
Options expired	(11,749)	6.64	-	-	-
Outstanding, at 12/31/11	1,586,072	$5 .40	4.91	-	$4,891,538
Exercisable, at 12/31/11	1,442,472	$5.46	4.38	-	$4,393,911

During 2010, the Company issued 2,897 shares of common stock in exchange for options to purchase 25,000 shares of common stock in connection with the cashless exercise of options with an exercise price of $7.38 per share and based on the market value of the Company’s common stock of $8.83 per share.  During 2011, the Company issued 1,675 shares of common stock in exchange for options to purchase 6,325 shares of common stock in connection with the cashless exercise of options with an average exercise price of $7.40 per share and based on the market value of the company’s common stock of $9.74 per share.

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

During 2011, we granted SARs to certain executives that contain exercise limitations based on the achievement of certain stock price targets. These SARs have a vesting period of four years. The stock-based compensation cost for these SARs were estimated using a lattice model, utilizing a volatility of 57.2% and a risk-free rate of 2.1%. The weighted-average fair value of these awards is $2.07.

A summary of SARs activity and related information for the years ended December 31, 2011, 2010 and 2009 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
SARs	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 12/31/09	-	$-	-	$-	$-
Granted	369,296	4.97	-	2.76	1,344,495
Exercised	-	-	-	-	-
Forfeited	(5,000)	5.17	-	-	-
Outstanding, at 12/31/10	364,296	4.97	3.08	-	1,344,495
Granted	281,875	7.60	-	5.19	384,675
Forfeited	(7,500)	10.25	-	-	-
Outstanding, at 12/31/11	638,671	$6.05	8.00	$3.80	$1,586,666
Exercisable, at 12/31/11	127,073	$4.81	7.29	$2.28	$434,414

The following tables summarize information related to stock options and SARS outstanding at December 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2011	Weighted average exercise price
$1.00 – 4.00	529,150	3.27	$3.01	495,550	$2.98
4.01 – 8.00	752,922	5.20	5.41	642,922	5.45
8.01 – 10.60	304,000	4.73	9.55	304,000	9.55
	1,586,072	4.47	$5.40	1,442,472	$5.46

	SARS outstanding			SARs exercisable
Range of exercise prices	Number outstanding at December 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2011	Weighted average exercise price
$4.51 – 6.00	265,796	8.39	$4.51	102,448	$4.51
6.01 – 8.00	271,875	7.17	6.03	24,625	6.07
8.01 – 10.25	101,000	9.16	10.14	-	-
	638,671	8.00	$6.05	127,073	$4.81

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected term of the option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.  Dividend yield is zero as there are no payments of dividends made nor expected.  With regard to the estimate of the expected term, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

During 2011, the Compensation Committee of the Board of Directors approved the grant of 50,711 shares of restricted stock to the independent directors of the Company, allowable under the 2006 Plan.  The restricted shares will fully vest and become exercisable on May 19, 2012.  As of December 31, 2011, the total amount of restricted shares outstanding is 50,711. We recognize the expense associated with shares over the vesting term. The expense is based on the fair market value of the shares awarded at the date of grant, times the number of shares awarded.

A summary of restricted share activity under the 2006 Plan as of December 31, 2011:

		Weighted Avg.
		Grant Date
Restricted shares	Shares	Fair Value
Outstanding, at 01/01/2011	-	$-
Granted	50,711	$9.40
Outstanding, at 12/31/11	50,711	$9.40

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

		Weighted Average
		Grant-date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	244,252	3.35
Options granted	99,000	3.49
Options vested	(155,440)
Options forfeited	(44,212)
Nonvested at December 31, 2011	143,600	3.35

The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $592,000, $945,000 and $1.0 million, respectively.

The key assumptions used in the valuation model during the twelve months ended December 31, 2011, 2010 and 2009 are provided below:

	For the Years Ended
	December 31,
	2011	2010	2009
Valuation Assumptions:
Volatility	77.06%	72.45%	70.70%
Expected term	3.5	6.3	6.3
Risk free interest rate	3.08%	2.74%	2.48%
Dividend yield	0.00%	0.00%	0.00%

NOTE M – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

For the year ended December 31, 2011 and 2010, there were no customers that accounted for 10% or more of consolidated revenue.  Also, there were no customers that accounted for 10% or more of outstanding accounts receivable at December 31, 2011 and 2010.

One customer accounted for approximately 14.7% of consolidated revenue for the year ended December 31, 2009, principally from our M2M Services segment.

We had two suppliers from which our purchases were approximately 36% of our hardware cost of sales and two suppliers from which our purchases were approximately 46% of our service cost of sales for the year ended December 31, 2011.   Our accounts payable to these suppliers was approximately $1.7 million at December 31, 2011.

We had two suppliers from which our purchases were approximately 51% of our hardware cost of sales and two suppliers from which our purchases were approximately 49% of our service cost of sales for the year ended December 31, 2010.

We had two suppliers from which our purchases were approximately 44.2% of our hardware cost of sales for the year ended December 31, 2009.

We conducted business with one related party during the year ended December 31, 2011.  Mr. Ryan, a director on the Company’s Board of Directors, is a partner in the law firm of Salisbury & Ryan LLP.  Salisbury & Ryan LLP provides legal services to the Company.  During the year ended December 31, 2011, 2010 and 2009, Salisbury & Ryan LLP charged legal fees of approximately $134,000, $361,000 and $358,000, respectively.  Our accounts payable to Salisbury & Ryan LLP was $20,000 and $30,000 at December 31, 2011 and 2010, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

Capital Leases

We conduct a portion of our operations with leased equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The related assets and obligations have been recorded using our incremental borrowing rate at the inception of the lease.  The leases expire at various dates through 2012. The gross value of the assets financed by the lease obligations at the inception of the leases was $881,000.  The net carrying value of assets financed by capital lease obligations approximated $808,000 as of December 31, 2011.  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011, (in thousands).

2012	245
Total minimum lease payments	245
Less amount representing interest	(8)
Present value of net minimum lease payments	$237

Operating Leases

We lease certain property and equipment under non-cancelable operating leases with initial terms in excess of one year.. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2011, (in thousands) are as follows:

2012	$775
2013	584
2014	1,000
2015	1,030
2016	1,052
Thereafter	5,591
Total minimum lease payments	$10,032

Rent expense, including short-term leases, amounted to approximately $1.1 million, $987,000 and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE O – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp and its subsidiaries.  Employees are eligible for participation beginning on their first day of employment.  We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  Our matching contributions are vested over a three year period at a rate of 33% per year.  Approximately $215,000, $197,000 and $179,000 were expensed for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE P – INCOME (LOSS) PER SHARE

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

The numerator in calculating both basic and diluted income per common share for each period is the same as net income (loss). The denominator is based on the number of common shares as shown in the following table:

	For the years ended December 31,
(In thousands, except per share data)	2011	2010	2009
Common Shares:
Weighted average common shares outstanding	15,055	15,084	14,429
Dilutive effect of common stock equivalents	655	-	-
Total	15,710	15,084	14,429

Net income (loss)	$1,854	$(380)	$(5,829)
Net income (loss) per common share:
Basic and diluted	$0.12	$(0.03)	$(0.40)

For the year ended December 31, 2011, 2010 and 2009, the effect of our 708,000, 1,499,000 and 1,839,000 stock options and warrants was not included, respectively, in the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE Q – LEGAL PROCEEDINGS

As of December 31, 2011, we were not involved in any pending material litigation.

The reconciliation of litigation settlement and related expenses (included in general, administrative and legal expense on the accompanying statement of operations) follows:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Accrued litigation settlement	$-	$1,730	$-
Legal fees associated w/litigation	-	1,000	1,637
Other (underwriting/accounting)	-	295	-
Litigation settlement	$-	$3,025	$1,637

NOTE R – SEGMENT INFORMATION

We have two reportable operating segments.  These segments are M2M (Machine-to-Machine) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating income or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating income (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating income or loss are reviewed on a consolidated basis

Summarized below are our revenues and operating income (loss) by reportable segment.  Certain corporate expenses are allocated to the segments based on segment revenues.

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Revenues:
M2M	$57,212	$56,710	$49,183
Other services	1,148	1,533	1,653
Total	$58,360	$58,243	$50,836
Operating income (loss):
M2M	$13,372	$7,802	$4,528
Other services	235	(309)	16
Unallocated Corporate	(11,611)	(7,893)	(6,200)
Total	$1,996	$(400)	$(1,656)
Depreciation and amortization:
M2M	$2,538	$2,800	$2,754
Other services	80	74	27
Unallocated Corporate	496	507	617
Total	$3,114	$3,381	$3,398

	December 31,
Identifiable Assets:	2011	2010
M2M	$47,985	$43,159
Other services	1,779	2,018
Unallocated Corporate	11,664	11,969
	$61,428	$57,146

NOTE S – SUBSEQUENT EVENT

The Company evaluates its financial statements through the date the financial statements are issued. As of the filing date, March, 15, 2012, there were no subsequent events that would affect its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation of the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Numerex Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 15, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f).  Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.    Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concludes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Numerex Corp. and subsidiaries

We have audited Numerex Corp. (a Pennsylvania Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Numerex Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Numerex Corp. and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Numerex Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Numerex Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 15, 2012

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this report:

1.
Consolidated Financial Statements. All financial statements of the Company as described in Item I of this report on Form 10-K.   The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 38 of this report.

2.	Financial statement schedule included in Part IV of this Form:

Schedule II - Valuation and qualifying accounts

3. Exhibits

2.112 Asset Purchase Agreement, by and between Orbit One Communications LLC and Orbit One Communications, Inc., effective as of July 31, 2007.

2.215 First Amendment to Asset Purchase Agreement, by and between Numerex Corp., Orbit One Communications LLC and Orbit One Communications, Inc., Lava Lake Technologies, LLC, Delphini, LLC, David Ronsen, Scott Rosenzweig and Gary Nade4n dated as of January 7, 2011.

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

10.1113 Form of Stock Appreciation Right Agreement under 2006 Long-Term Incentive Plan *

10.12 14  Loan and Security Agreement, by and among  Numerex Corp., its subsidiaries and Silicon Valley Bank, dated   as of May 4, 2010 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.14 (16)  Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as April 25, 2011.

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

101 - Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements Operations for the fiscal periods ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal period ended December 31, 2011, and (v) the Notes to Consolidated Financial Statements.**

* Indicates a management contract of any compensatory plan, contract or arrangement.

**  This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

1	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

2	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

3	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

6	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

7	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

8	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

9	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

10	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

11	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 0-22920)

12	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on August 6, 2007 (File No. 0-22920)

13	Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on May 27, 2010 (File No. 0-22920)

14	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on August 16, 2010 (File No. 0-22920)

15	Incorporated by reference to the Exhibits filed with the Company's Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2011 (File No. 0-22920)

16
Incorporated by reference to the Exhibits filed with the Company's Company’s Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2010, 2009

(in thousands)

	Balance at beginning of Period	Additions charged to expense	Deductions		Balance at end of Period

Description
Year ended December 31, 2011:
Accounts receivable
Allowance for uncollectible accounts	$ 356	$ 370	$ (490)	a	$ 236
Inventory
Allowance for obsolescence	624	83	(129)		578

Year ended December 31, 2010:
Accounts receivable
Allowance for uncollectible accounts	548	211	(403)	a	356
Inventory
Allowance for obsolescence	439	185	-		624

Year ended December 31, 2009:
Accounts receivable
Allowance for uncollectible accounts	1,010	536	(998)	a	548
Inventory
Allowance for obsolescence	606	110	(277)		439

(a) Amounts written off as uncollectible, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:    /s/ Stratton J. Nicolaides

Stratton J. Nicolaides,

Chairman and Chief Executive Officer

Date: March 15, 2012

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

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman of the Board of Directors and Chief Executive Officer	March 15, 2012
Stratton J. Nicolaides
/s/ Brian C. Beazer	Director	March 15, 2012
Brian C. Beazer
/s/ George Benson	Director	March 15, 2012
George Benson
/s/ E. James Constantine	Director	March 15, 2012
E. James Constantine
/s/ John G. Raos	Director	March 15, 2012
John G. Raos
/s/ Andrew J. Ryan	Director	March 15, 2012
Andrew J. Ryan
/s/ Alan B. Catherall	Executive Vice President,	March 15, 2012
Alan B. Catherall	Chief Financial Officer, Principal
Financial and Accounting Officer