Form 10-Q
period 2012-03-31
NUMEREX CORP /PA/
filed 2012-05-10
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 07, 2012, an aggregate of 15,421,792 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Numerex Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
	March 31,	December 31,
	2012 (unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,012	$9,547
Restricted cash	221	221
Accounts receivable, less allowance for doubtful accounts of $273 at March 31, 2012 and $236 at December 31, 2011	6,569	6,846
Note receivable	166	165
Inventory, net of provision of $568 at March 31, 2012 and $578 at December 31, 2011	6,537	7,057
Prepaid expenses and other current assets	1,536	957
TOTAL CURRENT ASSETS	24,041	24,793

Property and equipment, net	1,333	1,252
Software, net	3,567	3,388
Other intangibles, net	4,575	4,901
Other assets – long term	3,238	3,307
Goodwill, net	23,787	23,787
TOTAL ASSETS	$60,541	$61,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,073	$8,239
Other current liabilities	1,310	1,392
Current portion of term loan	2,200	1,200
Deferred revenues	1,151	1,317
Obligations under capital leases	120	237
TOTAL CURRENT LIABILITIES	10,854	12,385

LONG TERM LIABILITIES
Term loan, net of current portion	4,200	4,500
Other long-term liabilities	332	346
TOTAL LIABILITIES	15,386	17,231

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock – no par value; authorized 30,000; issued 16,881 shares at March 31, 2012 and 16,691 shares at December 31, 2011; outstanding 15,320 shares at March 31, 2012 and 15,143 shares at December 31, 2011	-	-
Class B common stock – no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	67,289	66,634
Treasury stock, at cost, 1,562 shares at March 31, 2012 and December 31, 2011	(8,136)	(8,136)
Accumulated other comprehensive loss	(31)	(13)
Accumulated deficit	(13,967)	(14,288)
TOTAL SHAREHOLDERS' EQUITY	45,155	44,197
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,541	$61,428

The accompanying notes are an integral part of these financial statements.

Numerex Corp. and Subsidiaries
Consolidated Statements of Operation and Comprehensive Income
(In thousands, except per share data) (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales:
M2M Services:
Recurring revenue and support	$10,107	$8,995
Embedded devices & hardware	4,356	4,472
	14,463	13,467
Other Services	69	301
Total net sales	14,532	13,768

Cost of sales:
Cost of recurring revenue and support	4,130	3,653
Cost of embedded devices & hardware	3,588	3,850
Cost of other services	31	179
Gross profit	6,783	6,086

Sales and marketing	2,072	2,235
General, administrative and legal	2,688	2,212
Research and development	805	594
Depreciation and amortization	815	775
Operating income	403	270

Interest expense, net	(77)	(26)
Other (expense) income, net	(3)	-
Income before income taxes	323	244
Provision for income taxes	2	14
Net income	321	230

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(18)	12
Comprehensive income	$303	$242

Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.01
Weighted average common shares used in per share calculation
Basic	15,189	14,985
Diluted	15,870	15,763

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Treasury	Comprehensive	Retained
	Shares	Capital	Stock	Earnings	Earnings	Total

Balance at January 1, 2012	16,691	$66,634	$(8,136)	$(13)	$(14,288)	$44,197
Issuance of common stock in connection with directors stock plan	1	11	-	-	-	11
Issuance of common stock in connection with employee stock option plan	144	223	-	-	-	223
Conversion of warrants	45	-	-	-	-	-
Share-based compensation	-	421	-	-	-	421
Translation adjustment	-	-	-	(18)	-	(18)
Net Earnings	-	-	-	-	321	321
Balance at March 31, 2012	16,881	$67,289	$(8,136)	$(31)	$(13,967)	$45,155

Balance at January 1, 2011	16,363	$64,099	$(5,239)	$-	$(16,142)	$42,718
Issuance of common stock in connection with directors stock plan	4	31	-	-	-	31
Issuance of common stock in connection with employee stock option plan	37	244		-	-	244
Conversion of warrants	200	880	-	-	-	880
Retirement of treasury shares	-	-	(2,897)	-	-	(2,897)
Share based compensation	-	193	-	-	-	193
Translation adjustment	-	-	-	12	-	12
Net Earnings	-	-	-	-	230	230
Balance at March 31, 2011	16,604	$65,447	$(8,136)	$12	$(15,912)	$41,411

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$321	$230
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	831	775
Bad debt expense	37	81
Inventory reserves	(10)	(8)
Non-cash interest expense	11	4
Share based compensation expense	421	193
Stock issued in lieu of directors fees	11	31
Changes in assets and liabilities which provided (used) cash:
Accounts and notes receivable	281	(319)
Inventory	529	349
Prepaid expenses and other assets	16	(407)
Other assets	(577)
Accounts payable	(2,166)	(1,781)
Other liabilities	(69)	(2,647)
Deferred revenues	(166)	110
Income taxes	(26)	(7)
Net cash (used in) provided by operating activities:	(556)	(3,396)
Cash flows from investing activities:
Purchase of property and equipment	(242)	(139)
Purchase of intangible and other assets	(524)	(406)
Purchase of investment	-	(322)
Net cash used in investing activities	(766)	(867)
Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	222	1,124
Purchase of treasury stock	-	(2,897)
Principal payments on capital lease obligations	(117)	(112)
Proceeds from debt	1,000	-
Principal payments on debt	(300)	-
Net cash provided by (used in) financing activities:	805	(1,885)
Effect of exchange differences on cash	(18)	12
Net (decrease) increase in cash and cash equivalents	(535)	(6,136)
Cash and cash equivalents at beginning of year	9,547	10,251
Cash and cash equivalents at end of year	$9,012	$4,115

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$66	$22
Taxes	$53	$21

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”, “We” or “Our”) Annual Report on Form 10-K for the year ended December 31, 2011 and the consolidated financial statements contained therein.

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

Prior year net sales and cost of sales information has been reclassified to conform to the current year presentation.

NOTE B - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2012	2011
Raw materials	$1,066	$1,290
Work-in-progress	17	14
Finished goods	6,022	6,331
Less reserve for obsolescence	(568)	(578)
Inventory, net	$6,537	$7,057

NOTE C – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

We did not have any changes to goodwill during the three months ended March 31, 2012.

We did not incur costs to renew or extend the term of existing software and acquired intangible assets during the three months ending March 31, 2012. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$11,898	$(8,331)	$3,567	$11,411	$(8,022)	$3,389
Patents, trade and service marks	14,084	(11,499)	2,585	14,084	(11,232)	2,852
Intangible and other assets	3,236	(1,246)	1,990	3,199	(1,151)	2,048
Total intangible and other assets	$29,218	$(21,075)	$8,142	$28,694	$(20,405)	$8,289

Amortization expense of intangible assets and software was $670,000 and $583,000 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the estimated remaining amortization expense associated with the Company’s intangible assets and software is as follows:

Remainder of 2012	$ 2.0 million
2013	2.6 million
2014	1.7 million
2015	0.3 million
2016	0.1 million
Thereafter	1.4 million

NOTE D – INCOME TAXES

We account for income taxes in accordance with ASC 740, "Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. We follow ASC 740 Subtopic 10, "Accounting for Uncertainty in Income Taxes.” ASC 740 Subtopic 10 in accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We do not anticipate any material changes in the uncertain tax positions during the 2012 year.

We recorded a tax provision of $2,000 for the three months ended March 31, 2012, as compared to a tax provision of $14,000 for the three months ended March 31, 2011, representing effective tax rates of 0.62% and 5.79%, respectively. The difference between our effective tax rate and the 34% federal statutory rate in both the three months ended March 31, 2012 and the three months ended March 31, 2011 resulted primarily from our valuation allowance against all net deferred tax assets, incentive stock option exercises, the amortization of goodwill and state tax accruals related to unrecognized tax benefits.  Management continues to review the allowance for deferred taxes on a periodic basis and concluded no change in the reserve was necessary.   Management will continue to monitor prospectively in order to determine if an adjustment to the allowance in the future will be necessary if the current earnings trend continues.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE E – SHARE-BASED COMPENSATION

For the three months ended March 31, 2012 and 2011, share-based compensation expense was $421,000 and $193,000, respectively.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at March 31, 2012, net of estimated forfeitures, is $3.0 million and is expected to be recognized over a weighted-average period of 1.4 years.

A summary of stock option activity and related information for the three months ended March 31, 2012 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/01/12	1,586,072	$5.40	-	$-	$4,891,538
Options granted	75,000	4.80	-	3.17	-
Options exercised	(408,950)	3.18	-	-	2,697,083
Options expired	(50,000)	4.80	-	-	-
Outstanding, at 03/31/12	1,202,122	$6.14	4.81	-	$4,407,336
Exercisable, at 03/31/12	1,071,022	$6.31	4.53	-	$3,749,380

A summary of SARs activity and related information for the three months ended March 31, 2012 follows:

		Weighted	Weighted	Weighted Avg.	Aggregate
		Average	Average Remaining	Grant Date	Intrinsic
	Shares	Ex. Price	Contractual Life (Yrs)	Fair Value	Value
Outstanding, at 01/1/12	638,671	$6.05	-	$-	$1,586,666
Granted	67,500	9.55	-	6.19	-
Exercised	(12,125)	4.54	-	-	63,556
Cancelled	(50,000)	5.91	-	-	-
Outstanding, at 03/31/12	644,046	$6.45	8.10	-	$2,178,275
Exercisable, at 03/31/12	125,448	$5.51	7.40	-	$543,633

The following tables summarize information related to stock options and SARS outstanding at March 31, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2012	Weighted average exercise price
$1.00 – 4.00	227,200	4.83	$3.59	193,600	$3.61
4.01 – 8.00	670,922	4.95	5.46	573,422	5.50
8.01 – 10.60	304,000	4.48	9.55	304,000	9.55
	1,202,122	4.81	$6.14	1,071,022	$6.31

	SARS outstanding			SARs exercisable
Range of exercise prices	Number outstanding at March 31, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2012	Weighted average exercise price
$4.51 – 6.00	293,796	7.35	$4.60	100,448	$4.58
6.01 – 8.00	181,750	8.20	6.25	8,250	7.25
8.01 – 10.25	168,500	9.30	9.91	16,750	10.25
	644,046	8.10	$6.45	125,448	$5.51

A summary of restricted share activity for the three months ended March 31, 2012 follows:

Restricted shares	Shares	Weidghted Avg. Grant Date Fair Value
Outstanding, at 01/01/2012	50,711	$9.40
Granted	-	-
Outstanding, at 03/31/12	50,711	$9.40

A summary of the status of the nonvested shares for three months ended March 31, 2012 follows:

		Weighted Average
		Grant-date
	Shares	Fair Value
Nonvested, 01/01/12	143,600	3.35
Options granted	75,000	3.17
Options vested	(37,500)	-
Options forfeited	(50,000)	-
Nonvested, at 03/13/12	131,100	3.07

The key assumptions used in the valuation model for the three months ended March 31, 2012 follows:

Valuation Assumptions:
Volatility	71.6%
Expected term	6.2 years
Risk free interest rate	2.82%
Dividend yield	0.00%

NOTE F – INCOME PER SHARE

Basic net income per common share available to common shareholders is based on the weighted-average number of common shares outstanding.  For periods in which we have net income, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options.

The numerator in calculating both basic and diluted income per common share for each period is the same as net income. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
Common Shares:
Weighted average common shares outstanding	15,189	14,985
Dilutive effect of common stock equivalents	681	778
Total	15,870	15,763
Net income	$321	$230
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.01

For the three months ended March 31, 2012, the effect of our 264,750 outstanding stock options, 105,708 outstanding warrants, and 168,500 outstanding stock appreciation rights was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three months ended March 31, 2011, the effect of our 295,125 outstanding stock options, 105,708 outstanding warrants, and 81,000 outstanding stock appreciation rights was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

The hierarchy below lists three levels of fair value, which prioritizes the inputs used in the valuation methodologies, as follows:

•	Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.
•
Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.

NOTE H – LIQUIDITY

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

NOTE I – LEGAL PROCEEDINGS

We currently are not involved in any pending material litigation.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  We adopted this new accounting guidance during the first quarter of 2012.  The adoption of this guidance did not have a material impact on our fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”).   The new guidance requires the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income.  We adopted this new accounting guidance during the first quarter of 2012 and because the guidance impacts presentation only, it had no effect on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued new accounting guidance which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this new accounting guidance during the first quarter of 2012. The adoption had no impact on our financial condition or results of operations.

NOTE K – SEGMENT INFORMATION

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

Summarized below are our revenues and operating income (loss) by reportable segment.  Prior year information has been reclassified to conform to the current year presentation.  Certain corporate expenses are allocated to the segments based on segment revenues.
	Three Months Ended March 31,
(In thousands)	2012	2011
Revenues:
M2M	$14,463	$13,467
Other services	69	301
Total	$14,532	$13,768
Operating income (loss):
M2M	$4,268	$3,506
Other services	(31)	(6)
Unallocated Corporate	(3,834)	(3,230)
Total	$403	$270
Depreciation and amortization:
M2M	$633	$592
Other services	18	20
Unallocated corporate	164	163
Total	$815	$775

Identifiable Assets:	March 31, 2012	December 31, 2011
M2M	$47,498	$47,985
Other services	1,778	1,779
Unallocated Corporate	11,265	11,664
	$60,541	$61,428

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

Net sales increased 5.5% to $14.5 million for the three-month period ended March 31, 2012, compared to $13.8 million in 2011.

Operating income increased 49.3% to $403,000 for the three-month period ended March 31, 2012, compared to $270,000 in 2011.

Net income increased 39.6% to $321,000 for the three-month period ended March 31, 2012, compared to net income of $230,000 in 2011.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in the Company’s Consolidated Statements of Operations.

	Three Months Ended March 31,		2011 vs. 2010
(in thousands)	2012	2011	% Change
Net sales:
M2M services	$14,463	$13,467	7.4%
Other services	69	301	-77.1%
Total net sales	14,532	13,768	5.5%
Cost of sales, exclusive of depreciation shown below:
Cost of M2M services	7,718	7,503	2.9%
Cost of other services	31	179	-82.7%
Gross profit	6,783	6,086	11.5%
Gross profit %	46.7%	44.2%
Sales and marketing	2,072	2,235	-7.3%
General, administrative and legal	2,688	2,212	21.5%
Engineering and development	805	594	35.5%
Depreciation and amortization	815	775	5.2%
Operating income	403	270	49.3%
Interest expense, net	(77)	(26)	nm
Other income (expense), net	(3)	-	nm
Provision for income tax	(2)	(14)	nm
Net income	321	230	39.6%

Three Months Ended March 31, 2012 and 2011

Net sales increased 5.5% to $14.5 million for the three-month period ended March 31, 2012, compared to $13.8 million in 2011.  The increase was due to an increase in M2M services sales, primarily related to growth in M2M subscriptions.

Gross profit, as a percentage of net revenue, increased to 46.7% for the three-month period ended March 31, 2012, compared to 44.2% in 2011.   The increase was primarily due to the increase in recurring revenue of $1.0 million. This increase causes an overall margin improvement since recurring revenues have a higher gross margin than those achieved through the sale of embedded devices.

Sales and marketing expenses decreased 7.3% to $2.1 million for the three-month period ended March 31, 2012, compared to $2.2 million in 2011. The decrease is primarily due to reduced employee related expenses of $125,000 and a reduction in promotional and marketing related costs of $33,000.

General, administrative and legal expenses increased 21.5% to $2.7 million for the three-month period ended March 31, 2012, compared to $2.2 million in 2011.  The increase is primarily due to an increase in share-based compensation of $228,000, an increase in employee related expenses of $107,000 and an increase in professional service fees of $69,000.

Engineering and development expenses increased 35.5% to $805,000 for the three-month period ended March 31, 2012, compared to $594,000 in 2011.  The increase is primarily due to an increase in employee related expenses of $139,000, and an increase of $56,000 in expenses related to new product testing and certifications.

Depreciation and amortization expense increased 5.3% to $815,000 for the three-month period ended March 31, 2012, compared to $775,000 in 2011.  The increase is primarily due to the purchase of certain tangible and intangible assets.

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

	Three Months Ended March 31,		2011 vs. 2010
(In thousands)	2012	2011	% Change
Net sales:
M2M:
Recurring revenue and support	$10,107	$8,995	12.4%
Embedded devices and hardware	4,356	4,472	-2.6%
Total M2M revenue	14,463	13,467	7.4%
Other services	69	301	-77.1%
Total net sales	14,532	13,768	5.5%

Cost of sales, exclusive of depreciation:
M2M:
Recurring revenue and support	4,130	3,653	13.1%
Embedded devices and hardware	3,588	3,850	-6.8%
Total M2M cost of sales	7,718	7,503	2.9%
Other services	31	179	-82.7%
Total cost of sales	7,749	7,682	0.9%
Gross profit	$6,783	$6,086	11.5%
Gross profit %	46.7%	44.2%

Three Months Ended March 31, 2012 and 2011

M2M Segment

Recurring revenue and support increased 12.4% to $10.1 million for the three-month period ended March 31, 2012, compared to $9.0 million in 2011.  This increase was primarily due to the growth in M2M subscriptions to 1.52 million at March 31, 2012 compared to 1.22 million at March 31, 2011.

Embedded devices and hardware revenue decreased 2.6% to $4.4 million for the three-month period ended March 31, 2012, compared to $4.5 million in 2011.  This decrease was primarily the result of the discontinuation of sales of certain hardware devices that do not lead to a subscription and recurring revenue, as we continue to focus on transitioning to a subscription-based model.

Cost of M2M recurring subscription revenue increased 13.1% to $4.1 million for the three-month period ended March 31, 2012, compared to $3.7 million in 2011.  The increase is in direct correlation to the increase in recurring revenue and support.

Cost of M2M embedded devices and hardware revenue decreased 6.8% for the three-month period ended March 31, 2012 to $3.6 million, compared to $3.9 million for the year ended March 31, 2011.  The decrease is in direct correlation to the decrease in sales of embedded devices and hardware.

Other Services Segment

Other services revenue decreased 77.1% to $69,000 for the three-month period ended March 31, 2012, compared to $0.3 million in 2011.  The decrease is the result of a decrease in sales of our video conferencing hardware, which is sold directly and indirectly to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.  The decrease is also due to a decrease in demand for our installation and integration services.  Our installation and integration services are primarily, either directly or indirectly, provided to large wireline and wireless telecommunication companies.

Cost of other services revenue decreased 82.7% to $31,000 for the three-month period ended March 31, 2012, compared to $0.2 million in 2011.  The decrease is in direct correlation to the decrease in other services revenue.

Liquidity and Capital Resources

We had working capital of $13.2 million as of March 31, 2012 and $12.4 million as of December 31, 2011.  We had cash balances of $9.2 million, included restricted cash and $9.8 million, including restricted cash as of March 31, 2012 and December 31, 2011, respectively.

Net cash used by operating activities for the three-month period ended March 31, 2012 was $0.6 million.  The primary non-cash adjustments to net income for the three-month period ended March 31, 2012 were $0.8 million for depreciation and amortization and $0.4 million for share based compensation expense. The changes in operating assets and liabilities included a $0.6 million increase in other assets and a $2.2 million decrease in accounts payable, partially offset by a $0.5 million decrease in inventory.

Net cash used in investing activities for the three-month period ended March 31, 2012 was $0.8 million primarily due to purchases of property and equipment of $0.2 million and intangible and other assets of $.5 million.

Net cash provided in financing activities for the three-month period ended March 31, 2012 was $0.8 million due primarily to proceeds from debt of $1.0 million, partially offset by payments on capital leases and debt of $0.4 million.

Our business has traditionally not been capital intensive; accordingly, capital expenditures have not been material.  To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

At March 31, 2012, we had a balance outstanding on our credit facility of $6.4 million at an interest rate of 4%.  We were in compliance with all financial covenants of our credit agreement at March 31, 2012 and there were no letters of credit outstanding.  As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the credit facility.

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC.  The registration statement allows us, from time to time, to offer and sell up to $30 million of equity securities as described in the registration statement.  The registration statement was declared effective by the SEC on May 3, 2011.   We have not issued or sold any securities pursuant to the shelf registration statement

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business, including noncompliance with the financial covenants under our credit facility

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Our credit agreement provides us with a revolving Credit Facility of up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the credit agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as such terms are defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion. As of March 31, 2012, we had outstanding indebtedness of $6.4 million under the Credit Facility at 4% interest rate.  Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt.  We estimate that a one percent interest rate change would change our interest expense and payments by $64,000 per year, assuming we do not increase our amount outstanding.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2012, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At March 31, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form    10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii)  Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at March 31, 2012 and 2011 and (v) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*  This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

May 10, 2012	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

May 10, 2012	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer