Form 10-Q
period 2012-06-30
NUMEREX CORP /PA/
filed 2012-08-09
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 6, 2012, an aggregate of 15,479,573 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Numerex Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
	June 30,	December 31,
	2012 (unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,789	$9,547
Restricted cash	221	221
Accounts receivable, less allowance for doubtful accounts of $342 at June 30, 2012 and $236 at December 31, 2011	8,119	6,846
Note receivable	223	165
Inventory, net of provision of $614 at June 30, 2012 and $578 at December 31, 2011	6,880	7,057
Prepaid expenses and other current assets	1,269	957
TOTAL CURRENT ASSETS	25,501	24,793

Property and equipment, net	1,343	1,252
Software, net	3,814	3,388
Other intangibles, net	4,470	4,901
Other assets – long term	3,407	3,307
Goodwill, net	23,787	23,787
TOTAL ASSETS	$62,322	$61,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,735	$8,239
Other current liabilities	1,228	1,392
Current portion of term loan	2,200	1,200
Deferred revenues	1,761	1,317
Obligations under capital leases	-	237
TOTAL CURRENT LIABILITIES	11,924	12,385

LONG TERM LIABILITIES
Term loan, net of current portion	3,900	4,500
Other long-term liabilities	326	346
TOTAL LIABILITIES	16,150	17,231

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock – no par value; authorized 30,000; issued 17,041 shares at June 30, 2012 and 16,691 shares at December 31, 2011; outstanding 15,479 shares at June 30, 2012 and 15,129 shares at December 31, 2011	-	-
Class B common stock – no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	67,587	66,634
Treasury stock, at cost, 1,562 shares at June 30, 2012 and December 31, 2011	(8,136)	(8,136)
Accumulated other comprehensive loss	(10)	(13)
Accumulated deficit	(13,269)	(14,288)
TOTAL SHAREHOLDERS' EQUITY	46,172	44,197
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,322	$61,428

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operation and Comprehensive Earnings
(In thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	06/30/12	06/30/11	06/30/12	06/30/11
Net revenues:
Recurring revenue and support	$10,664	$9,461	$20,807	$18,472
Embedded devices & hardware	5,692	4,912	10,081	9,670
Total net revenues:	16,356	14,373	30,888	28,142
Cost of revenues, exclusive of depreciation shown below:
Cost of recurring subscription and support	4,470	3,930	8,600	7,642
Cost of embedded devices & hardware	4,641	4,143	8,259	8,114
Gross Profit	7,245	6,300	14,029	12,386
General, administrative and legal expenses	2,491	2,272	5,134	4,484
Sales and marketing expenses	2,396	2,326	4,468	4,560
Engineering and development expenses	803	574	1,654	1,169
Depreciation and amortization	778	766	1,593	1,541
Operating earnings	777	362	1,180	632
Interest expense	69	21	146	47
Other income	(3)	15	(5)	15
Earnings before tax	705	356	1,029	600
Provision (benefit) for income tax	7	16	11	30
Net earnings	698	340	1018	570
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	21	(13)	3	(1)
Comprehensive earnings	$719	$327	$1,021	$569

Basic earnings per common share	$0.05	$0.02	$0.07	$0.04
Diluted earnings per common share	$0.04	$0.02	$0.06	$0.04
Number of shares used in per share calculation
Basic	15,419	15,053	15,304	15,019
Diluted	15,913	15,844	15,892	15,767

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Capital	Stock	Loss	Deficit	Total

Balance at January 1, 2012	16,691	$66,634	$(8,136)	$(13)	$(14,288)	$44,197
Issuance of common stock in connection with Directors Stock Plan	2	20	-	-	-	20
Exercise of options in connection with employee stock option plan	249	185	-	-	-	185
Issuance of restricted shares	54	242				242
Exercise of warrants	45	-	-	-	-	-
Share based compensation	-	506	-	-	-	506
Translation adjustment	-	-	-	3	-	3
Net earnings	-	-	-	-	1,018	1,018
Balance at June 30, 2012	17,041	$67,587	$(8,136)	$(10)	$(13,269)	$46,172

Balance at January 1, 2011	16,363	$64,099	$(5,239)	$-	$(16,142)	$42,718
Issuance of common stock in connection with Directors Stock Plan	4	40	-	-	-	40
Issuance of restricted shares	45	49	-	-	-	49
Exercise of stock options in connection with employee stock option plan	59	360	-	-	-	360
Exercise of warrants	200	880	-	-	-	880
Purchase of treasury shares	-	-	(2,897)	-	-	(2,897)
Share based compensation	-	388	-	-	-	388
Translation adjustment	-	-	-	(1)	-	(1)
Net earnings	-	-	-	-	570	570
Balance at June 30, 2011	16,671	$65,816	$(8,136)	$(1)	$(15,572)	$42,107

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
	For the six month period
	ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$1,018	$570
Adjustments to reconcile net earnings (loss) to net cash
provided by/(used in) operating activities:
Depreciation and amortization	1,661	1,541
Bad debt expense	106	179
Provision for inventory Reserves	16	16
Non-cash interest expense	21	17
Stock options compensation expense	747	437
Stock issued in lieu of directors fees	20	40
Deferred income taxes	-	-
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	(1,605)	(95)
Inventory	161	(185)
Prepaid expenses & interest receivable	46	(469)
Other assets	(311)	(21)
Accounts payable	(1,504)	(1,535)
Other current liabilities	(102)	(2,578)
Deferred revenue	444	(27)
Income taxes	(61)	(93)
Other long-term liabilities	(20)	(66)
Other	4
Net cash provided by operating activities:	641	(2,269)
Cash flows from investing activities:
Purchase of property and equipment	(410)	(433)
Purchase of intangible and other assets	(1,337)	(705)
Purchase of investment	-	(322)
Net cash used in investing activities	(1,747)	(1,460)
Cash flows from financing activities:
Fees paid for credit facility	-	(100)
Proceeds from exercise of common stock options and warrants	185	1,240
Purchase of Treasury Stock	-	(2,897)
Principal payments on capital lease obligations	(237)	(221)
Proceeds from credit debt	1,000	6,000
Principal payments on debt	(600)	-
Net cash used in financing activities:	348	4,022
Effect of exchange differences on cash	-	(1)
Net increase in cash and cash equivalents	(758)	292
Cash and cash equivalents at beginning of year	9,547	10,251
Cash and cash equivalents at end of year	$8,789	$10,543
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	126	30
Income taxes	111	123

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”, “We” or “Our”) Annual Report on Form 10-K for the year ended December 31, 2011 and the consolidated financial statements contained therein.

Numerex Corp (NASDAQ: NMRX) is a leading provider of machine-to-machine (M2M) business services, technology, and products used in the development and support of M2M solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA® that includes hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). Customers typically subscribe to device management, network, and application services through hosted platforms. Business services enable the development of efficient, reliable, and secure solutions while simplifying and speeding up deployment through streamlined processes and comprehensive integration services. Numerex is ISO 27001 information security-certified. "Machines Trust Us®" represents the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Prior year net sales and cost of sales information has been reclassified to conform to the current year presentation.

NOTE B - INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2012	2011
Raw materials	$1,139	$1,290
Work-in-progress	12	14
Finished goods	6,343	6,331
Less reserve for obsolescence	(614)	(578)
Inventory, net	$6,880	$7,057

NOTE C – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

We did not have any changes to goodwill during the six months ended June 30, 2012.

We did not incur costs to renew or extend the term of existing software and acquired intangible assets during the six months ending June 30, 2012. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$12,244	$(8,430)	$3,814	$11,410	$(8,022)	$3,388
Patents, trade and service marks	14,365	(11,768)	2,597	14,085	(11,232)	2,853
Intangible and other assets	3,212	(1,339)	1,873	3,199	(1,151)	2,048
Total intangible and other assets	$29,821	$(21,537)	$8,284	$28,694	$(20,405)	$8,289

Amortization expense of intangible assets and software was $672,000 and $585,000 for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the estimated remaining amortization expense associated with the Company’s intangible assets and software is as follows:

Remainder of 2012	$1.3 million
2013	2.6 million
2014	2.0 million
2015	0.6 million
2016	0.3 million
Thereafter	1.4 million

NOTE D – INCOME TAXES

We account for income taxes in accordance with Financial Accounting Standards Board or FASB, Accounting Standards Codification 740 – “Income Taxes” or “ASC 740," which requires the use of the liability method of accounting for deferred income taxes. We follow ASC 740 Subtopic 10, "Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We do not anticipate any material changes in the uncertain tax positions during the 2012 year.

We recorded a tax provision of $11,000 for the six months ended June 30, 2012, as compared to a tax provision of $30,000 for the six months ended June 30, 2011, representing effective tax rates of 1.07% and 4.88%, respectively. The difference between our effective tax rate and the 34% federal statutory rate in the six months ended June 30, 2012 and 2011 is primarily from the change in our valuation allowance against all net deferred tax assets, the utilization of certain federal tax credits, stock based compensation, and state tax accruals related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2008 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE E – SHARE-BASED COMPENSATION

Share-based compensation was $326,000 and $255,000 for the three months ended June 30, 2012 and 2011, respectively, and $747,000 and $437,000 for the six months ended June 30, 2012 and 2011, respectively.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at June 30, 2012, net of estimated forfeitures, is $2.3 million and is expected to be recognized over a weighted-average period of 2 years.

NOTE F – EARNINGS PER SHARE

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Common Shares:
Weighted average common shares outstanding	15,419	15,053	15,304	15,019
Dilutive effect of common stock equivalents	494	791	588	748
Total	15,913	15,844	15,892	15,767
Net earnings	$698	$340	$1,018	$570
Net earnings per common share:
Basic	$0.05	$0.02	$0.07	$0.04
Diluted	$0.04	$0.02	$0.06	$0.04

For the three and six months ended June 30, 2012, the effect of 289,500 outstanding stock options, 105,708 outstanding warrants and 239,000 outstanding stock appreciation rights were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and six months ended June 30, 2011, the effect of 44,000 outstanding stock options, 105,708 outstanding warrants and  81,500 outstanding stock appreciation rights was not included in the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE G – LIQUIDITY

We believe that existing cash and cash equivalents together with cash generated from operations will be sufficient to meet operating requirements over the next twelve months.  This belief could be affected by future operating earnings that are lower than expectations or a material change in our operating business, including but not limited to, a significant change in the rate of growth of our revenues, the impact of any significant acquisitions or transactions or a change in strategy or product development plans.

NOTE H – LEGAL PROCEEDINGS

We currently are not involved in any pending material litigation.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, (ASU 2011-04), which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  We adopted this new accounting guidance during the first quarter of 2012.  The adoption of this guidance did not have a material impact on our fair value measurements, financial condition, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.   The new guidance requires the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when we must reclassify an item of other comprehensive income to net income.  We adopted this new accounting guidance during the first quarter of 2012 and because the guidance impacts presentation only, it had no effect on our financial condition, results of operations or cash flows.

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

NOTE J – SEGMENT INFORMATION

We have two reportable operating segments.  These segments are M2M (Machine-to-Machine) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating earnings (loss) that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating earnings (loss) before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating earnings (loss) are reviewed on a consolidated basis.

Summarized below are our revenues and operating earnings (loss) by reportable segment.  Prior year information has been reclassified to conform to the current year presentation.  Certain corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Net revenues:
M2M Services	$16,009	$14,151	$30,472	$27,619
Other Services	347	222	416	523
	$16,356	$14,373	$30,888	$28,142
Operating earnings (loss):
M2M Services	$4,510	$3,780	$8,778	$7,276
Other Services	160	(21)	131	(27)
Unallocated Corporate	(3,893)	(3,397)	(7,729)	(6,617)
	$777	$362	$1,180	$632
Depreciation and amortization:
M2M Services	$614	$621	$1,248	$1,254
Other Services	18	20	36	40
Unallocated Corporate	146	125	309	247
	$778	$766	$1,593	$1,541

(In thousands)	June 30,	December 31
Identifiable assets:	2012	2011
M2M Services	$50,218	$47,985
Other Services	1,977	1,779
Unallocated Corporate	10,127	11,664
	$62,322	$61,428

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Results of operations

While our overall business has grown and we believe that our pipeline of future sales opportunities is strong, particularly demand from our channel partners for our network and application platforms, general economic uncertainty remains and may reduce our future growth.  Although we are focused on generating recurring revenues from services and support, hardware-only sales were $5.7 million for the three-month period ended June 30, 2012 compared to $4.9 million in 2011.  Hardware only sales were $10.1 million for the six-month period ended June 3, 2012 compared to $9.7 million in 2011.  We have continued to closely monitor our credit policies in response to the economic climate, in particular to our hardware-only sales.

Net revenues increased 13.8% to $16.4 million for the three-month period ended June 30, 2012, compared to $14.4 million in 2011.    Net revenues increased 9.8% to $30.9 million for the six-month period ended June 30, 2012, compared to $28.1 million in 2011.    The increase in net sales is primarily attributable to the growth in M2M subscriptions.

Operating earnings increased 114.6% to $0.8 million for the three-month period ended June 30, 2012, compared to $0.4 million in 2011.    Operating earnings increased 86.7% to $1.2 million for the six-month period ended June 30, 2012, compared to $0.6 million in 2011.

Net earnings increased 105.3% to $0.7 million for the three-month period ended June 30, 2012, compared to net earnings of $0.3 million in 2011.    Net earnings increased 78.6% to $1.0 million for the six-month period ended June 30, 2012, compared to net earnings of $0.6 million in 2011.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net Revenues, Gross Profit and Cost of Sales

Net revenues, gross profit and cost of sales are summarized in the following table:

	Three Months Ended
	06/30/12	06/30/11	% Change
Net revenues:
Recurring revenue and support	$10,664	$9,461	12.7%
Embedded devices & hardware	5,692	4,912	15.9%
Total net revenues:	16,356	14,373	13.8%
Cost of revenues, exclusive of depreciation:
Cost of recurring revenue and support	4,470	3,930	13.7%
Cost of embedded devices & hardware	4,641	4,143	12.0%
Gross Profit	$7,245	$6,300	15.0%
	44.3%	43.8%

Net Revenues

Recurring revenue and support increased 12.7% to $10.7 million for the three-month period ended June 30, 2012, compared to $9.5 million in 2011.  This increase was primarily due to an increase of 116,000 subscriptions for the three months ended June 30, 2012 compared to a 42,000 increase in subscriptions for the three months ended June 30, 2011.

Embedded devices and hardware increased 15.9% to $5.7 million for the three-month period ended June 30, 2012, compared to $4.9 million in 2011. The increase is primarily due to increased sales of our wireless module and security products.

Gross Profit

Gross profit, as a percentage of net sales, increased to 44.3% for the three-month period ended June 30, 2012, compared to 43.8% in 2011.  The increase was primarily due to the increase in recurring revenue of $1.2 million. This increase causes an overall margin improvement since recurring revenues have a higher gross margin than those achieved through the sale of embedded devices.

Cost of Revenues

Recurring revenue and support cost of revenues increased 13.7% to $4.5 million for the three-month period ended June 30, 2012, as compared to $3.9 million in 2011.  The increase is the result of the increase in subscriptions, licensing and support sales.

Embedded devices and hardware cost of revenues increased 12.0% to $4.6 million for the three-month period ended June 30, 2012, as compared to $4.1 million in 2011.   The increase is the result of the increase in sales of embedded devices and hardware.

Operating Expenses

Operating expenses are summarized in the following table:

	Three Months Ended
(In thousands)	06/30/12	06/30/11	% Change
Operating expenses
General, administrative and legal expenses	$2,491	$2,272	9.6%
Sales and marketing expenses	2,396	2,326	3.0%
Engineering and development expenses	803	574	39.9%
Depreciation and amortization	778	766	1.6%
Operating earnings	$777	$362	114.6%

General, administrative and legal expenses increased 9.6% to $2.5 million for the three-month period ended June 30, 2012, compared to $2.3 million in 2011.  The increase is primarily due to an increase in employee related expenses of $138,000, and an increase in share-based compensation of $81,000,

Sales and marketing expenses increased 3.0% to $2.4 million for the three-month period ended June 30, 2012, compared to $2.3 million in 2011. The increase is primarily due an increase in promotional fees of $42,000, and an increase in personnel related fees of $28,000.

Research and development expenses increased 39.9% to $0.8 million for the three-month period ended June 30, 2012, compared to $0.6 million in 2011.  The increase is primarily due to an increase in personnel related fees of $180,000 and an increase in facility related fees of $46,000.

Depreciation and amortization expense remained constant at $0.8 million for the three-month period ended June 30, 2012 and 2011.

Income Taxes

Management continues to review the allowance for deferred taxes on a periodic basis and concluded no change in the reserve was necessary.   Management will continue to monitor prospectively in order to determine if an adjustment to the allowance in the future will be necessary if the current earnings trend continues.  Should management determine that a release the valuation allowance is appropriate, it could have a positive significant impact on our earnings.

Six Months Ended June 30, 2012 and 2011

Net Revenues, Gross Profit and Cost of Sales

Net revenues, gross profit and cost of sales are summarized in the following table:

	Six Months Ended
	06/30/12	06/30/11	% Change
Net revenues:
Recurring revenue and support	$20,807	$18,472	12.6%
Embedded devices & hardware	10,081	9,670	4.3%
Total net revenues:	30,888	28,142	9.8%
Cost of sales, exclusive of depreciation:
Cost of recurring revenue and support	8,600	7,642	12.5%
Cost of embedded devices & hardware	8,259	8,114	1.8%
Gross Profit	$14,029	$12,386	13.3%
	45.4%	44.0%

Net Revenues

Recurring revenue and support increased 12.6% to $20.8 million for the six-month period ended June 30, 2012, compared to $18.5 million in 2011. This increase was primarily due to the growth in subscriptions to 1.63 million at June 30, 2012 compared to 1.26 million at June 30, 2011.

Embedded devices and hardware increased 4.3% to $10.1 million for the six-month period ended June 30, 2012, compared to $9.7 million in 2011. The increase is primarily due to increased sales of our wireless module and security products.

Gross Profit

Gross profit, as a percentage of net revenue, increased to 45.4% for the six-month period ended June 30, 2012, compared to 44.0% in 2011.   The increase was primarily due to the increase in recurring revenue of $2.0 million. This increase causes an overall margin improvement since recurring revenues have a higher gross margin than those achieved through the sale of embedded devices.

Cost of Revenues

Recurring revenue and support cost of revenues increased 12.5% to $8.6 million for the six-month period ended June 30, 2012, as compared to $7.6 million in 2011.  The increase is the result of the increase in M2M subscriptions, licensing and support sales.

Embedded devices and hardware cost of revenues increased 1.8% to $8.3 million for the six-month period ended June 30, 2012, as compared to $8.1 million in 2011.  The increase is the result of the increase in sales of embedded devices and hardware.

Operating Expenses

Operating expenses are summarized in the following table:

	Six Months Ended
(In thousands)	06/30/12	06/30/11	% Change
Operating expenses
General, administrative and legal expenses	$5,134	$4,484	14.5%
Sales and marketing expenses	4,468	4,560	-2.0%
Engineering and development expenses	1,654	1,169	41.5%
Depreciation and amortization	1,593	1,541	3.4%
Operating earnings	$1,180	$632	86.7%

General, administrative and legal expenses increased 14.5% to $5.1 million for the six-month period ended June 30, 2012, compared to $4.5 million in 2011.  The increase is primarily due to an increase in share-based compensation of $310,000, and an increase in employee related expenses of $340,000.

Sales and marketing expenses decreased 2.0% to $4.5 million for the six-month period ended June 30, 2012, compared to $4.6 million in 2011. The decrease is primarily due to reduced employee related expenses of $107,000 offset by an increase in office related supplies of $15,000.

Research and development expenses increased 41.5% to $1.7 million for the six-month period ended June 30, 2012, compared to $1.2 million in 2011.  The increase is primarily due to an increase in personnel related expenses of $360,000 and an increase in facility office related expenses of $125,000.

Depreciation and amortization expense increased 3.4% to $1.6 million for the six-month period ended June 30, 2012, compared to $1.5 million in 2011.  The increase is primarily due to the purchase of certain tangible and intangible assets.

Income Taxes

Management continues to review the allowance for deferred taxes on a periodic basis and concluded no change in the reserve was necessary.   Management will continue to monitor prospectively in order to determine if an adjustment to the allowance in the future will be necessary if the current earnings trend continues.  Should management determine that a release the valuation allowance is appropriate, it could have a positive significant impact on our earnings.

Liquidity and Capital Resources

We had working capital of $13.6 million as of June 30, 2012 and $12.4 million as of December 31, 2011.  We had cash balances of $9.0 million and $9.8 million, as of June 30, 2012 and December 31, 2011, respectively.

Net cash provided by operating activities for the six-month period ended June 30, 2012 was $0.6 million.  The primary non-cash adjustments to net income for the six-month period ended June 30, 2012 were $1.7 million for depreciation and amortization and $0.7 million for share-based compensation expense. The changes in operating assets and liabilities included a $1.6 million increase in accounts and note receivable, a $0.3 million increase in other assets and a $1.5 million decrease in accounts payable, partially offset by a $0.4 million increase in deferred revenues.

Net cash used in investing activities for the six-month period ended June 30, 2012 was $1.7 million due primarily to purchases of property and equipment of $0.4 million and intangible and other assets of $1.3 million.

Net cash provided by financing activities for the six-month period ended June 30, 2012 was $0.3 million due primarily to proceeds from debt of $1.0 million, partially offset by payments on capital leases of $0.2 million and debt of $0.6 million.

To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

At June 30, 2012, we had a balance outstanding on our credit facility of $6.1 million at an interest rate of 4%.  We were in compliance with all financial covenants of our credit agreement at June 30, 2012 and there were no letters of credit outstanding.  As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the credit facility.

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC.  Subject to market conditions, the registration statement allows us, from time to time, to offer and sell up to $30 million of equity securities as described in the registration statement.  The registration statement was declared effective by the SEC on May 3, 2011.   We have not issued or sold any securities pursuant to the shelf registration statement

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business, including noncompliance with the financial covenants under our credit facility

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Our credit agreement provides us with a revolving Credit Facility of up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the credit agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as such terms are defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion. As of June 30, 2012, we had outstanding indebtedness of $6.1 million under the Credit Facility at 4% interest rate.  Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt.  We estimate that a one percent interest rate change would change our interest expense and payments by $61,000 per year, assuming we do not increase our amount outstanding.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2012, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At June 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form    10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (ii)  Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at June 30, 2012 and 2011 and (v) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*  This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

August 09, 2012	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

August 09, 2012	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer