Form 10-Q
period 2012-09-30
NUMEREX CORP /PA/
filed 2012-11-09
CIK 870753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22920

Numerex Corp
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3330 Cumberland Blvd, Suite 700
Atlanta, GA  30339-8100
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

As of November 5, 2012, an aggregate of 15,560,916 shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP.
Consolidated Balance Sheets
(In thousands)
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,755	$9,547
Restricted cash	221	221
Accounts receivable, less allowance for doubtful accounts of $380
at September 30, 2012 and $236 at December 31, 2011:	9,422	6,846
Note receivable	749	165
Inventory net of provision of $658 at September 30, 2012 and $578 at December 31, 2011	7,678	7,057
Prepaid expenses and other current assets	1,760	957
Deferred tax asset	800	-
TOTAL CURRENT ASSETS	27,385	24,793

Property and equipment, net	1,823	1,252
Other intangibles, net	4,268	4,901
Software, net	4,062	3,388
Other assets - long term	3,288	3,307
Deferred tax asset - long term	3,703	-
Goodwill	23,787	23,787
TOTAL ASSETS	$68,316	$61,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,123	$8,239
Other current liabilities	1,204	1,392
Note payable	1,200	1,200
Deferred revenues	1,695	1,317
Obligations under capital leases	-	237
TOTAL CURRENT LIABILITIES	12,222	12,385

LONG TERM LIABILITIES
Note payable - long term	3,600	4,500
Other long term liabilities	321	346
TOTAL LONG TERM LIABILITIES	3,921	4,846

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock - no par value, authorized 30,000, issued 17,061 shares at September 30, 2012 and 16,691 shares at December 31, 2011;
outstanding 15,499 shares at September 30, 2012 and 15,143 shares
at December 31, 2011	-	-
Class B common stock – no par value; authorized 5,000,000; none issued	-	-
Additional paid-in-capital	68,033	66,634
Treasury stock, at cost, 1,562 shares on June 30, 2012 and December 31, 2011	(8,136)	(8,136)
Accumulated other comprehensive earnings (loss)	10	(13)
Accumulated deficit	(7,734)	(14,288)
TOTAL SHAREHOLDERS' EQUITY	52,173	44,197
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,316	$61,428

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operation and Comprehensive Earnings
(In thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Subscription based recurring revenue and support	$11,250	$9,856	$32,057	$28,328
Embedded devices & hardware	6,413	5,195	16,494	14,865
Total net revenues:	17,663	15,051	48,551	43,193
Cost of revenues, exclusive of depreciation shown below:
Cost of subscription based recurring revenue and support	4,788	4,018	13,388	11,660
Cost of embedded devices & hardware	5,533	4,198	13,792	12,313
Gross Profit	7,342	6,835	21,371	19,220
General, administrative and legal expenses	2,535	2,304	7,668	6,772
Sales and marketing expenses	2,134	2,137	6,603	6,713
Engineering and development expenses	813	809	2,467	1,977
Depreciation and amortization	820	799	2,414	2,340
Operating earnings	1,040	786	2,219	1,418
Interest expense	(58)	(86)	(203)	(134)
Other income (expense)	5	1	(1)	16
Earnings before tax	987	701	2,015	1,300
(Benefit) provision for income tax	(4,549)	109	(4,539)	138
Net earnings	5,536	592	6,554	1,162
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	20	(9)	23	(10)
Comprehensive earnings	$5,556	$583	$6,577	$1,152

Basic earnings per common share	$0.36	$0.04	$0.43	$0.08
Diluted earnings per common share	$0.34	$0.04	$0.41	$0.07
Number of shares used in per share calculation
Basic	15,487	15,071	15,357	15,036
Diluted	16,061	15,612	15,939	15,744

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Capital	Stock	Earnings/(Loss)	Deficit	Total

Balance at January 1, 2012	16,691	$66,634	$(8,136)	$(13)	$(14,288)	$44,197
Issuance of common stock in connection with Directors Stock Plan	3	29	-	-	-	29
Exercise of options in connection with employee stock option plan	268	287	-	-	-	287
Issuance of restricted shares	54	242				242
Exercise of warrants	45	-	-	-	-	-
Share based compensation	-	841	-	-	-	841
Translation adjustment	-	-	-	23	-	23
Net earnings	-	-	-	-	6,554	6,554
Balance at September 30, 2012	17,061	$68,033	$(8,136)	$10	$(7,734)	$52,173

Balance at January 1, 2011	16,363	$64,099	$(5,239)	$-	$(16,142)	$42,718
Issuance of common stock in connection with Directors Stock Plan	11	74	-	-	-	74
Issuance of restricted shares	45	169	-	-	-	169
Exercise of stock options in connection with employee stock option plan	63	369	-	-	-	369
Exercise of warrants	200	880	-	-	-	880
Purchase of treasury shares	-	-	(2,897)	-	-	(2,897)
Share based compensation	-	626	-	-	-	626
Translation adjustment	-	-	-	(10)	-	(10)
Net earnings	-	-	-	-	1,162	1,162
Balance at September 30, 2011	16,682	$66,217	$(8,136)	$(10)	$(14,980)	$43,091

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$6,554	$1,162
Adjustments to reconcile net earnings to net cash
provided by/(used in) operating activities:
Depreciation and amortization	2,517	2,340
Bad debt expense	144	255
Provision for inventory reserves	80	29
Non-cash interest expense	28	28
Stock option compensation expense	1,083	795
Stock issued in lieu of directors fees	29	74
Deferred income taxes	(4,483)	-
Changes in assets and liabilities which provided/(used) cash:
Accounts and notes receivable	(2,939)	(1,290)
Inventory	(701)	(1,167)
Prepaid expenses and interest receivable	98	(219)
Other assets	(774)	(7)
Accounts payable	(116)	(742)
Other current liabilities	(45)	(2,810)
Deferred revenue	378	(227)
Income taxes	(162)	(41)
Other long-term liabilities	(26)	(69)
Net cash provided by (used in) operating activities:	1,665	(1,889)
Cash flows from investing activities:
Purchase of property and equipment	(1,050)	(813)
Purchase of intangible and other assets	(2,080)	(1,221)
Purchase of investment	-	(322)
Other	(500)	-
Net cash used in investing activities	(3,630)	(2,356)
Cash flows from financing activities:
Fees paid for credit facility	-	(101)
Proceeds from exercise of common stock options and warrants	287	1,249
Purchase of treasury stock	-	(2,897)
Principal payments on capital lease obligations	(237)	(332)
Proceeds from credit facility	1,000	6,000
Principal payments on debt	(1,900)	-
Net cash (used in) provided by financing activities:	(850)	3,919
Effect of exchange differences on cash	23	(10)
Net decrease in cash and cash equivalents	(2,792)	(336)
Cash and cash equivalents at beginning of year	9,547	10,251
Cash and cash equivalents at end of year	$6,755	$9,915
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	172	45
Income taxes	175	179

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012.  For further information, reference is also made to Numerex Corp.’s (the “Company’s”, “We” or “Our”) Annual Report on Form 10-K for the year ended December 31, 2011 and the consolidated financial statements contained therein.

Numerex Corp (NASDAQ: NMRX) is a leading provider of interactive and on-demand machine-to-machine (M2M) technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Prior year net sales and cost of sales information has been reclassified to conform to the current year presentation.

NOTE B - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2012	2011
Raw materials	$1,019	$1,290
Work-in-progress	8	14
Finished goods	7,309	6,331
Less reserve for obsolescence	(658)	(578)
Inventory, net	$7,678	$7,057

NOTE C – GOODWILL, SOFTWARE AND OTHER INTANGIBLE ASSETS

We did not have any changes to goodwill during the nine months ended September 30, 2012.

We did not incur costs to renew or extend the term of existing software and acquired intangible assets during the nine months ending September 30, 2012. Software and intangible assets, which will continue to be amortized, consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	$12,825	$(8,763)	$4,062	$11,410	$(8,022)	$3,388
Patents, trade and service marks	14,442	(12,039)	2,403	14,085	(11,232)	2,853
Intangible and other assets	3,297	(1,432)	1,865	3,199	(1,151)	2,048
Total intangible and other assets	$30,564	$(22,234)	$8,330	$28,694	$(20,405)	$8,289

Amortization expense of intangible assets and software was $660,000 and $614,000 for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the estimated remaining amortization expense associated with the Company’s intangible assets and software is as follows:

Remainder of 2012	730
2013	2,700
2014	1,900
2015	1,200
2016	600
Thereafter	1,200
8,330

NOTE D – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.  Additionally, income tax positions are considered for uncertainty in accordance with ASC 740-10.

At September 30, 2012, the Company determined that it would be more likely than not that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable.  This determination was based on the Company’s sustained profitable operating performance over the past three years and continued expectations for future income.  Accordingly, the Company released its valuation allowance against these items.  The Company has maintained a valuation allowance against certain deferred tax assets that the Company determined it would not be more likely than not to utilize before expiration.  These deferred tax assets consist of certain state net operating losses, tax credits, and foreign net operating losses.  As a result of the release of the valuation allowance the Company recognized a deferred tax benefit of $4.5 million.

The Company recorded a tax benefit of $4.5 million for the nine months ended September 30, 2012, as compared to a tax provision of $138,000 for the nine months ended September 30, 2011, representing effective tax rates of  (225.21)% and 10.65%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in both the nine months ended September 30, 2012 and the nine months ended September 30, 2011 resulted primarily from the Company's valuation allowance against all net deferred tax assets, nondeductible expenses, state income taxes, and state tax accruals related to unrecognized tax benefits.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities. The Company does not anticipate any material changes in its uncertain tax positions during the 2012 year.

NOTE E – SHARE-BASED COMPENSATION

Share-based compensation was $336,000 and $358,000 for the three months ended September 30, 2012 and 2011, respectively, and $1.1 million and $795,000 for the nine months ended September 30, 2012 and 2011, respectively.  Total unrecognized compensation related to unvested share-based awards granted to employees and members of our board of directors at September 30, 2012, net of estimated forfeitures, is $2.1 million and is expected to be recognized over a weighted-average period of 1.5 years.

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

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of common shares as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Common Shares:
Weighted average common shares outstanding	15,487	15,071	15,357	15,036
Dilutive effect of common stock equivalents	574	541	582	708
Total	16,061	15,612	15,939	15,744
Net earnings	$5,536	$592	$6,554	$1,162
Net earnings per common share:
Basic	$0.36	$0.04	$0.43	$0.08
Diluted	$0.34	$0.04	$0.41	$0.07

For the three and nine months ended September 30, 2012, the effect of 44,000 outstanding stock options, 105,708 outstanding warrants and 225,750 outstanding stock appreciation rights were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and nine months ended September 30, 2011, the effect of 296,500 outstanding stock options, 105,708 outstanding warrants and  115,000 outstanding stock appreciation rights were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption is not expected to have an impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued Accounting Standards Update(“ASU”) No. 2011-04, (ASU 2011-04), which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  The Company adopted this new accounting guidance during the first quarter of 2012.  The adoption of this guidance did not have a material impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.   The new guidance requires the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance also requires the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the guidance related to the presentation of reclassification adjustments was indefinitely deferred. The Company adopted this new accounting guidance during the first quarter of 2012 and because the guidance impacts presentation only, it had no effect on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued new accounting guidance which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. An entity will be required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this new accounting guidance during the first quarter of 2012. The adoption had no impact on the Company’s financial condition or results of operations.

NOTE J – SEGMENT INFORMATION

We have two reportable operating segments.  These segments are M2M (Machine-to-Machine) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment operating earnings that includes an allocation of common expenses, but excludes certain unallocated expenses. The CEO does not view segment results below operating earnings before unallocated costs, and therefore unallocated expenses, interest income and other, net, and the provision for income taxes are not broken out by segment. Items below segment operating earnings are reviewed on a consolidated basis.

Summarized below are our revenues and operating earnings by reportable segment.  Prior year information has been reclassified to conform to the current year presentation.  Certain corporate expenses are allocated to the segments based on segment revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net sales:
M2M Services	$17,323	$14,741	$47,795	$42,360
Other Services	340	310	756	833
	$17,663	$15,051	$48,551	$43,193
Operating earnings (loss):
M2M Services	$4,637	$4,097	$13,415	$11,373
Other Services	158	19	288	(8)
Unallocated Corporate	(3,755)	(3,330)	(11,484)	(9,947)
	$1,040	$786	$2,219	$1,418
Depreciation and amortization:
M2M Services	$662	$592	$1,910	$1,846
Other Services	17	20	53	60
Unallocated Corporate	141	187	451	434
	$820	$799	$2,414	$2,340
Non-cash compensation
M2M Services	$-	$-	$-	$-
Other Services	-	-	-	-
Unallocated Corporate	343	392	1,111	869
	$343	$392	$1,111	$869

(In thousands)	September 30,	December 31
Identifiable assets:	2012	2011
M2M Services	$53,208	$47,985
Other Services	2,086	1,779
Unallocated Corporate	13,022	11,664
	$68,316	$61,428

NOTE K – SUBSEQUENT EVENT

On October 1, 2012, the Company closed on an acquisition of a small technology company.  The total purchase price consisted of approximately $2.0 million in cash, $1.9 million note payable, 41,521 shares of the Numerex common shares, and the assumption of certain liabilities.  Through the acquisition, the Company acquired substantially all of the assets of the target.

On November 5, 2012, the Company amended it’s Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank. The amendment adds an acquisition line of credit (the “Acquisition Line”), that is not to exceed $10.0 million. The interest rate applicable to amounts drawn from the Acquisition Line is, at the Company’s option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Acquisition Line includes an annual fee of 0.375% of the average unused portion and is secured by all of the Company’s personal property, including its intellectual property.  There are no amounts outstanding under the Acquisition Line.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Results of operations

While our overall business has grown and we believe that our pipeline of future sales opportunities is strong, particularly demand from our channel partners for our network and application platforms, general economic uncertainty remains and may reduce our future growth.  Although we are focused on generating recurring revenues from services and support, hardware-only sales were $6.4 million for the three-month period ended September 30, 2012, compared to $5.2 million in 2011.  Hardware only sales were $16.5 million for the nine-month period ended September 30, 2012, compared to $14.9 million in 2011.  We have continued to closely monitor our credit policies in response to the economic climate, in particular to our hardware-only sales.

Net revenues increased 17.4% to $17.7 million for the three-month period ended September 30, 2012, compared to $15.1 million in 2011.  Net revenues increased 12.4% to $48.6 million for the nine-month period ended September 30, 2012, compared to $43.2 million in 2011.    The increase in net revenues is primarily attributable to the growth in M2M subscriptions.

Operating earnings increased 32.3% to $1.0 million for the three-month period ended September 30, 2012, compared to $0.8 million in 2011.    Operating earnings increased 56.5% to $2.2 million for the nine-month period ended September 30, 2012, compared to $1.4 million in 2011.

Net earnings increased to $5.5 million for the three-month period ended September 30, 2012, compared to net earnings of $0.6 million in 2011.    Net earnings increased to $6.6 million for the nine-month period ended September 30, 2012, compared to net earnings of $1.2 million in 2011.    The increase in the three-month and nine-month periods was partially attributable to the deferred tax benefit of $4.5 million recorded in the three-month period ended September 30, 2012.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Net Revenues, Gross Profit and Cost of Sales

Net revenues, gross profit and cost of sales are summarized in the following table:

	Three Months Ended
( in thousands)	09/30/12	09/30/11	% Change
Net revenues:
Subscription based recurring revenue and support	$11,250	$9,856	14.1%
Embedded devices & hardware	6,413	5,195	23.4%
Total net revenues:	17,663	15,051	17.4%
Cost of revenues, exclusive of depreciation:
Cost of subscription based recurring revenue and support	4,788	4,018	19.2%
Cost of embedded devices & hardware	5,533	4,198	31.8%
Gross Profit	$7,342	$6,835	7.4%
	41.6%	45.4%

Net Revenues

Subscription based recurring revenue and support increased 14.1% to $11.3 million for the three-month period ended September 30, 2012, compared to $9.9 million in 2011.  This increase was primarily due to the growth in subscriptions of 121,000 for the three months ended September 30, 2012 compared to a 79,000 increase in subscriptions for the three months ended September 30, 2011.

Embedded devices and hardware increased 23.4% to $6.4 million for the three-month period ended September 30, 2012, compared to $5.2 million in 2011. The increase is primarily due to growth in sales of our wireless module and security products.

Gross Profit

Gross profit, as a percentage of net sales, decreased to 41.6% for the three-month period ended September 30, 2012, compared to 45.4% in 2011.  The decrease was primarily due to the revenue mix driven by an increase in lower margin hardware revenue and expenses related to new product introduction.

Cost of Revenues

Subscription based recurring revenue and support cost of revenues increased 19.2% to $4.8 million for the three-month period ended September 30, 2012, as compared to $4.0 million in 2011.  The increase is the result of the growth in subscriptions.

Embedded devices and hardware cost of revenues increased 31.8% to $5.5 million for the three-month period ended September 30, 2012, as compared to $4.2 million in 2011.   The increase is the result of the growth in sales of embedded devices and hardware and expenses related to new product introductions.

Operating Expenses

Operating expenses are summarized in the following table:

	Three Months Ended
(In thousands)	09/30/12	09/30/11	% Change
Operating expenses
General, administrative and legal expenses	$2,535	$2,304	10.0%
Sales and marketing expenses	2,134	2,137	-0.1%
Engineering and development expenses	813	809	0.5%
Depreciation and amortization	820	799	2.6%
Operating earnings	$1,040	$786	32.3%

General, administrative and legal expenses increased 10.0% to $2.5 million for the three-month period ended September 30, 2012, compared to $2.3 million in 2011.  The increase is primarily due to an increase in professional fees of $130,000 and an increase in employee related expenses of $101,000.

Sales and marketing expenses remained constant at $2.1 million for each of the three-month periods ended September 30, 2012 and 2011.

Engineering and development expenses remained constant at $0.8 million for each of the three-month periods ended September 30, 2012 and 2011.

Depreciation and amortization expense remained constant at $0.8 million for each of the three-month periods ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 and 2011

Net Revenues, Gross Profit and Cost of Sales

Net revenues, gross profit and cost of sales are summarized in the following table:

	Nine Months Ended
(In thousands)	09/30/12	09/30/11	% Change
Net revenues:
Subscription based recurring revenue and support	$32,057	$28,328	13.2%
Embedded devices & hardware	16,494	14,865	11.0%
Total net revenues:	48,551	43,193	12.4%
Cost of sales, exclusive of depreciation:
Cost of subscription based recurring revenue and support	13,388	11,660	14.8%
Cost of embedded devices & hardware	13,792	12,313	12.0%
Gross Profit	$21,371	$19,220	11.2%
	44.0%	44.5%

Net Revenues

Subscription based recurring revenue and support increased 13.2% to $32.1 million for the nine-month period ended September 30, 2012, compared to $28.3 million in 2011. This increase was primarily due to the growth in subscriptions of 319,000 for the nine-month period ended September 30, 2012 compared to a 175,000 increase for the nine-month period ended September 30, 2011.

Embedded devices and hardware increased 11.0% to $16.5 million for the nine-month period ended September 30, 2012, compared to $14.9 million in 2011. The increase is primarily due to growth in sales of our security and home automation products.

Gross Profit

Gross profit, as a percentage of net revenue, decreased to 44.0% for the nine-month period ended September 30, 2012, compared to 44.5% in 2011.  The decrease was primarily due to the revenue mix driven by an increase in lower margin hardware revenue.

Cost of Revenues

Subscription based recurring revenue and support cost of revenues increased 14.8% to $13.4 million for the nine-month period ended September 30, 2012, as compared to $11.7 million in 2011.  The increase is the result of the growth in M2M subscriptions.

Embedded devices and hardware cost of revenues increased 12.0% to $13.8 million for the nine-month period ended September 30, 2012, as compared to $12.3 million in 2011.  The increase is the result of the growth in sales of embedded devices and hardware.

Operating Expenses

Operating expenses are summarized in the following table:

	Nine Months Ended
(In thousands)	09/30/12	09/30/11	% Change
Operating expenses
General, administrative and legal expenses	$7,668	$6,772	13.2%
Sales and marketing expenses	6,603	6,713	-1.6%
Engineering and development expenses	2,467	1,977	24.8%
Depreciation and amortization	2,414	2,340	3.2%
Operating earnings	$2,219	$1,418	56.5%

General, administrative and legal expenses increased 13.2% to $7.7 million for the nine-month period ended September 30, 2012, compared to $6.8 million in 2011.  The increase is primarily due to an increase in employee related expenses of $410,000, an increase in share-based compensation of $288,000 and an increase in outside services of $169,000.

Sales and marketing expenses marginally declined to $6.6 million for the nine-month period ended September 30, 2012, compared to $6.7 million in 2011.

Engineering and development expenses increased 24.8% to $2.5 million for the nine-month period ended September 30, 2012, compared to $2.0 million in 2011.  The increase is primarily due to an increase in personnel related expenses of $435,000 and an increase in office related expenses of $55,000.

Depreciation and amortization expense increased 3.2% to $2.4 million for the nine-month period ended September 30, 2012, compared to $2.3 million in 2011.  The increase is primarily due to the purchase of certain tangible and intangible assets.

Liquidity and Capital Resources

We had working capital of $15.2 million as of September 30, 2012 and $12.4 million as of December 31, 2011.  We had cash balances of $7.0 million and $9.8 million, as of September 30, 2012 and December 31, 2011, respectively.

Net cash provided by operating activities for the nine-month period ended September 30, 2012 was $1.7 million.  The primary non-cash adjustments to net income for the nine-month period ended September 30, 2012 were $2.5 million for depreciation and amortization and $1.1 million for share-based compensation expense, which were offset by deferred income taxes of $4.5 million. The changes in operating assets and liabilities included a $2.9 million increase in accounts and note receivable, a $0.7 million increase in inventory, a $0.8 million increase in other assets, partially offset by a $0.4 million increase in deferred revenues.

Net cash used in investing activities for the nine-month period ended September 30, 2012 was $3.6 million due to purchases of state of the art telecommunications infrastructure equipment of $1.1 million and intangible and other assets of $2.1 million.

Net cash used in financing activities for the nine-month period ended September 30, 2012 was $0.9 million due primarily to payments on debt of $1.9 million, partially offset by proceeds from debt of $1.0 million.

To date, we have funded all capital expenditures from working capital, capital leases and other long-term obligations.

At September 30, 2012, we had a balance outstanding on our credit facility of $4.8 million at an interest rate of 4%.  We were in compliance with all financial covenants of our credit agreement at September 30, 2012 and there were no letters of credit outstanding and no further borrowings.

On November 5, 2012, we amended our Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank. The amendment adds an acquisition line of credit (the “Acquisition Line”), that is not to exceed $10.0 million. The interest rate applicable to amounts drawn from the Acquisition Line is, at the Company’s option, equal to either (i) the Prime Rate (as defined in the Agreement) or (ii) the sum of the LIBOR Rate (as defined in the Agreement) plus a LIBOR rate margin of 2.75%. The Acquisition Line includes an annual fee of 0.375% of the average unused portion and is secured by all of the Company’s personal property, including its intellectual property.  There are no amounts outstanding under the Acquisition Line.

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

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

Our credit agreement provides us with a revolving Credit Facility of up to $10.0 million.  The interest rate applicable to amounts drawn from the Credit Facility is, at the Company’s option, equal to either (i) the Prime Rate plus the Prime Rate Margin (as such terms are defined in the credit agreement) or (ii) the LIBOR Rate plus the LIBOR Rate Margin (as such terms are defined in the Credit Agreement).  The Credit Facility includes an annual fee of 0.375% of the average unused portion. As of September 30, 2012, we had outstanding indebtedness of $4.8 million under the Credit Facility at 4% interest rate.  Accordingly, we could be exposed to market risk from changes in interest rates on our long-term debt.  We estimate that a one percent interest rate change would change our interest expense and payments by $48,000 per year, assuming we do not increase our amount outstanding.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2012, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At September 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.	Defaults Upon Senior Securities.

    None - not applicable.

Item 4.              Mine Safety Disclosures.

None – not applicable

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (ii)  Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at September 30, 2012 and 2011 and (v) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*  This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

November 9, 2012	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 9, 2012	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer