Form 10-K
period 2012-12-31
NUMEREX CORP /PA/
filed 2013-04-02
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-22920

NUMEREX CORP.

(Name of Registrant as Specified in Its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3330 Cumberland Blvd, Suite 700, Atlanta, GA	30339
(Address of Principal Executive Offices)	(Zip Code)

(770) 693-5950

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Class A Common Stock, no par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

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

Large accelerated filer ☐    Accelerated filer ☑     Non-accelerated filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $95.3 million based on a closing price of $9.30 on June 29, 2012, as quoted on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 28, 2013, was 18.3 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

This document contains, and other statements may contain, forward-looking statements with respect to Numerex future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. Numerex cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this filing, and Numerex assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring subscription revenues; the risks that a substantial portion of revenues derived from  contracts may be terminated  at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.

PART I. BUSINESS

Overview

Numerex Corp. (“Numerex,” the “Company” or “we”) is headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania.  We are a leading provider of on-demand and interactive machine-to-machine, referred to as “M2M”, enterprise solutions.

Our long-term strategy has remained, at its core, the same: to generate long term and sustainable recurring revenue through the use of our integrated M2M horizontal platforms.  These platforms incorporate the key M2M elements of Device (D), Network (N), and Application (A), and are offered, for the most part, on a subscription basis through a “service bureau”, thereby simplifying and speeding the delivery of an M2M solution to any enterprise-based vertical market.

We provide a broad range of M2M business services, technology, and products used in the development and support of M2M solutions for the enterprise and government markets worldwide.  We have built innovative platforms that are cloud-based and service-centric to facilitate the development, deployment and use of our customers’ M2M solutions across a wide range of markets.  At the end of 2012, we supported 1.9 million M2M subscriptions covering over 50 vertical and sub-vertical markets.

An M2M solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction.  More specifically, it consists of using a device (D) (e.g., sensor, meter, etc.) to capture an “event” (e.g., inventory level, location, environment status, etc.) relayed through a network (N) (e.g., wireless, wired or hybrid) to an application (A) (software program), which translates the captured data into actionable information (e.g., there is a breach, vending machine needs to be restocked, pipe is corroded, lost vehicle is located, tank level is too low, etc.).  We refer to this combination as Numerex DNA.

Our subscription-based platform services, which generate streams of long-term, high-margin recurring revenues, are the cornerstone of our business model. We create value by helping our customers bring their M2M solutions to market through one single source - rapidly, efficiently, reliably and securely. We put a strong emphasis on data security.  Beyond the use of authentication, encryption and virtual private network, referred to as “VPN”, technologies to protect customer data, our internal organization has undergone ISO/IEC 27001:2005 (an international information security standard) scrutiny and certification.

We operate in the Business-to-Business market, and our customers, in general, serve the final end users.  Our products and services are primarily sold to enterprise and government organizations, some with global needs.  Our targeted vertical markets include security, energy and utilities, transportation, government, financial services, healthcare and supply chain.

We work with our customers to develop solutions that integrate Numerex DNA®, which is the necessary foundational components, i.e., smart device, cellular and satellite network and software application, of any M2M solution, which we offer through a single source, rather than requiring customers to utilize multiple vendors and partners.  We also provide several enabling value-added services.

We accelerate the development process for our customers, through our cloud-based horizontal M2M platform Numerex FAST®, which can be accessed through various service delivery options, separately or combined, such as: Network-as-a-Service (NaaS); Platform-as-a-Service (PaaS); and Software-as-a-Service (SaaS).

In addition to specifically configured business solutions, we sell unbranded, end-user ready (“white label”) solutions typically to channel partners who have well-defined markets that do not necessarily require a configured or customized solution.  Examples of such white label platforms include: security; Location-Based Services, referred to as “LBS”; and a number of additional fixed-wireless or “static” applications.

Our offerings use cellular, satellite, broadband and wireline networks worldwide.  We handle all the aspects of international connectivity including any associated regulations, processes and data requirements.

We utilize a diverse range of manufacturing sources and telecommunications standards.  We believe that our ability to manage disparate networks and devices while providing customers with a consolidated view of their activity is a unique strength of Numerex.  We focus on solution and service-based activity and sell hardware that we believe will connect to our platforms in order to generate a subscription and, as a result, recurring revenue.

Besides our above-described core offerings, we offer digital multimedia products and services such as PowerPlay™ to certain customers. They are marketed through value added resellers, referred to as “VARs”, and system integrators.  These multimedia products are managed as a single group. These products and services are not core to the Company’s M2M business and currently comprise 2% of our annual revenues.

HISTORY

We were first traded publicly in March 1994 on the Nasdaq stock market.  At that time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” is eventually subsumed by the ‘M2M’ acronym) and served select vertical markets that included alarm security and line monitoring.  In November 1999, we sold our wireline business to British Telecommunications PLC (BT) in order to focus on our nascent wireless data communications business.

In May 1998, Numerex Corp., BellSouth Corporation and BellSouth Wireless, (which became Cingular in 2001 and AT&T in January 2007, following the merger between BellSouth and AT&T in December 2006), completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed.  Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico.  On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

During this period, we developed a service bureau, “Data1Source”, based on short message service, referred to as “SMS”.  Data1Source provided SMS-related services to tier 2 and 3 carriers throughout the USA.  While the Data1Source revenue base was subsequently sold, the related technology infrastructure was retained and it helped advance our technical expertise in Global Systems for Mobile Communications and Code Division Multiple Access technologies, referred to as “GSM” and “CDMA”, providing a solid foundation on which to build our current network platforms.  In parallel, we expanded our technical platform to serve the mobile tracking and alarm monitoring markets.

At the beginning of 2006, we further enhanced our portfolio of wireless products and services through the acquisition of the assets of Airdesk, Inc.  Airdesk’s wireless data solutions, network access and technical support have been fully integrated into the Company’s operations.

In 2007, we acquired the assets of Orbit One Communications, Inc., which provides satellite data products and services to government agencies and the emergency service market.

In January 2008, we were awarded the international ISO/IEC 27001:2005 Certification (ISO 27001).  ISO 27001 is ISO’s highest security certification for information security that ensures data confidentiality, integrity and availability every step of the way.  The ISO 27001 certification facilitates compliance with an array of information security-related legislation and regulations in Numerex’s target markets such as utilities (NERC CIP Cyber Security mandates), financial services (GLBA and PCI DSS), healthcare (HIPAA), government (FISMA), and across markets (state laws governing security breach notification and Sarbanes Oxley Act).  In January 2011, we completed the three-year ISO 27001 standard re-certification.

In October 2008, we acquired Ublip, Inc., a privately-held M2M software and service company headquartered in Dallas, Texas.  With this acquisition, we gained an infusion of technology and expertise, including middleware designed to simplify and jumpstart application development and deployment.

In the last few years, we have expanded beyond the continental United States and established channel partnerships in the U.K., Europe, and Mexico. In October 2012, we strengthened our capabilities in the alarm monitoring arena through the acquisition of certain assets, technology and intellectual property.

SERVICE DELIVERY PLATFORM AND ENABLING SERVICES

❖	Numerex FAST®

In a rapidly changing business environment requiring visibility and real-time access to information, rapid solutions deployment with the ability to manage networks, devices and applications from a single source can have a significant impact on business processes and contribute to improved operational efficiencies.  Our broad M2M horizontal service delivery platform, Numerex FAST®, was designed with that goal in mind.

Numerex FAST combines M2M service enablement features with configurable application frameworks to quickly deploy solutions and eliminate costly development.  Operating in a cloud-based environment, Numerex FAST focuses on the core enablement of M2M solutions, and provides the ability to deliver value-added services quickly and easily.

The platform highlights scalability and flexibility with service delivery options that can be accessed independently or as a fully integrated solution without costly development and coding.  Whether customers are looking to take advantage of a new revenue opportunity or gain visibility into existing operations to reduce costs, the FAST platform can be leveraged in many ways, such as white labeled applications; application extension to a mobile M2M environment; sensor & tracking data management from wireless devices into the customer’s back office enterprise applications and distributed service offerings to dealers/reps.

To enable these M2M solutions, Numerex FAST provides a wide range of capabilities such as applications frameworks; self-care portal for device and subscriber; data management and warehousing; managed services; policy and performance management; connectivity management and network management.

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

We primarily employ an indirect sales model for our unbranded (“white label”) products through Value Added Resellers (VARs), vertically focused System Integrators (SIs) and Original Equipment Manufacturers (OEMs) who integrate our products and services into their own solutions.  We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink platform.  Uplink alarm security products are sold “off the shelf” into distribution and dealers throughout North America.

KEY CUSTOMERS

We have no single customer that accounts for more than 10% of our total revenue.

SUPPLIERS

We rely on third-party contract manufacturers and wireless network operators and carriers, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products. We also rely on multiple third-party wireless network operators both in the United States and Canada, to provide the underlying network service infrastructure that we use to support our M2M data network.

COMPETITION

The market for our technology and platforms remains characterized by rapid technological change.  The principal competitive factors in this market continue to be product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.

Several businesses that share our M2M space can be viewed to some extent as competitors, such as companies offering Service Delivery Platforms (SDP), Service Enablement Services (SES), Application Enablement Platforms (AEP), Application Development Platforms (ADP), and Connected Device Platforms (CDP); Mobile Virtual Network Operators (MVNOs); system integrators; and wireless operators and carriers that offer a variety of the components and services required for the delivery of complete M2M solutions.  However, we believe that, as a global M2M managed solution provider, we have a competitive advantage and are uniquely positioned since we provide all of the key components of the M2M value chain, including cloud-based enabling platforms, multiple wireless technologies, custom applications, and wireless network services through one single source.  We market and sell complete network-enabled solutions, or individual components, based upon the specific needs of the customer. Some module manufacturers have started to market application development platforms while other M2M players offer airtime services, making available to their customers integration capabilities.

We believe that our current M2M services, combined with the continuing development of our network offerings, infrastructure and technology, positions us to compete effectively with emerging providers of M2M solutions using GSM, CDMA and satellite technology.  Other potentially competitive offerings may include “wireless fidelity” (Wifi), World Interoperability for Microwave Access (WiMAX) and other 3G and 4G (third and fourth generations of cellular wireless standards) technologies and networks.

We believe that our longevity in the industry; our repository of intellectual property, know-how, prior art, and numerous patents and licenses added to our ability to offer fully-integrated solutions; global reach; data protection; rapid response, scalability and flexibility are critical differentiators.

Our Uplink security products and services have three primary competitors in the existing channels of distribution — Honeywell’s AlarmNet, Telular’s Teleguard and DSC, the security division of Tyco.  We believe that the principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc.  Additional competitors have entered the market in the last several years with a focus on blending security monitoring and home automation.  These products and services are targeted for the do-it-yourself market as opposed to traditional security dealers.  Several companies offer OEM versions or include alarm monitoring technology and network services provided by Numerex.  Regarding the transition to 3G/4G, we and our network service providers intend to continue supporting 2G well into this decade, providing reliable 2G network services while at the same time we have introduced 3G/4G products for more advanced services.  We remain committed to the security marketplace and will continue to work with our customers to provide the services required to meet their security customers’ needs.

M2M STANDARDIZATION INVOLVEMENT

We believe that sharing our M2M expertise with international groups and forums focused on standards and the industry’s growth is mutually beneficial.  Our Chief Innovation and Technology Officer, Dr. Jeffrey O. Smith is the Chair of the Global Standards Collaboration (GSC) M2M Standardization Task Force (MSTF), which is comprised of all major standards developing organizations from around the world.  GSC’s mandates include supporting the International Telecommunication Union (ITU), a specialized agency of the United Nations, as the preeminent global telecommunication and radiocommunication standards development organization.  The goal of the GSC MSTF is to foster global coordination and harmonization in the area of M2M standardization.  In addition, Numerex’s CEO, Mr. Stratton J. Nicolaides is a member of the board of directors of the U.S. Telecommunications Industry Association (TIA), a leader in setting standards in the telecommunications arena.  TIA is a founding member of the oneM2M international partnership that was established in July 2012. The purpose and goal of oneM2M is to develop technical specifications which address the need for a common M2M Service Layer that can be readily embedded within various hardware and software, and relied upon to connect the myriad of devices in the field with M2M application servers worldwide.

ENGINEERING AND DEVELOPMENT

Our success depends, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis.  We plan to continue to devote a portion of our resources to engineering and development.  We incurred $4.9 million of engineering and development costs during the year ended December 31, 2012, of which $1.7 million was capitalized as software development costs.

We continue to invest in new services and improvements to our various technologies, especially networks and digital fixed and mobile solutions.  We primarily focus on the development of M2M solutions and enabling platforms, enhancement of our gateway and network services, reductions in the cost of delivery of our solutions, and enhancements and expansion of our application capabilities including application frameworks.

PRODUCT WARRANTY AND SERVICES

Our M2M business typically provides a limited, one-year repair or replacement warranty on all hardware-based products.  Our digital multimedia business typically provides a limited one-year warranty on parts and labor.  To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

INTELLECTUAL PROPERTY

We and our subsidiaries hold rights to patents in the United States and a number of foreign countries relating to certain aspects of our hardware devices, software, and network services. We have also registered or applied for trademarks in the United States, Europe, Canada, Mexico and a number of other foreign countries. Our portfolio of registered United States, European, Canadian, and Mexican trademarks includes such “core” marks as NUMEREX®, UPLINK®, NUMEREX DNA®, and NUMEREX FAST®. Although we believe the ownership of patents and trademarks is an important factor in our business and that our success depends in part on such ownership, we rely more on the talent, competence, and professional abilities of our personnel than on the accumulation of intellectual property rights.

We regularly file patent applications to protect innovations arising from our internal engineering and development initiatives, and are currently pursuing patent applications around the world. Our current patent portfolio consists of 44 issued or allowed U.S. patents and 29 issued foreign patents. In addition, 44 patents have been applied for in the United States and 13 patents are pending application. A majority of those applications have or are anticipated to have a corresponding application in Europe, Canada, and/or Mexico.

Most of our patents, patent applications, and patents pending fall into one or more of the following categories:

•	Wireless/cellular signal transport
•	Alarm and security system signaling
•	Location-based signaling
•	Remote asset monitoring and tracking
•	Vending
•	Voice and video signal transport

No single patent is solely responsible for protecting our products. United States patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995. Our currently issued patents expire from 2014 to 2031. We believe the duration of our patents is adequate relative to the expected lifespans of our products. No assurance can be given regarding the scope of patent protection.

Many of our products are designed to include intellectual property obtained from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe upon existing patents or intellectual property rights of others. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties.

We also hold other intellectual property rights including, without limitation, copyrights, trademarks, and trade secret protections relating to our technology, products, and processes.  We believe that rapid technological developments in the telecommunications and location based services industries may limit the protection afforded by patents.

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

Employees

As of March 28, 2013, we had 143 employees in the U.S., consisting of 28 in sales, marketing and customer service, 79 in engineering and operations and 36  in management and administration.  We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements.  We believe our relationship with our employees is good.

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

Executive Officers of the Registrant

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 28, 2013, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	59	Chairman of the Board of Directors, Chief Executive Officer
Alan B. Catherall	59	Chief Financial Officer
Louis Fienberg	58	Executive Vice President, Corporate Development
Jeffery O. Smith, PhD	52	Chief Innovation and Technology Officer

*Member of the Board of Directors

Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999.  Mr. Nicolaides is a member of the Board of Directors for the Telecommunications Industry Association (TIA) as well as the Taylor Hooten Foundation.

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

Dr. Smith has served as the Chief Innovation and Technology Officer since October 9, 2008.  From June 2007 to October 2008, he served as the President and Chief Executive Officer of Ublip, Inc. a provider of M2M and location based services that Dr. Smith founded.  From January 2002 until June 2007, Dr. Smith served as President and Chief Executive Officer of SensorLogic, Inc., an M2M application service provider that he also founded.  From June 1996 until January 2000, Dr. Smith served as regional President and director of NTT/Verio, an internet service provider and web hosting company.  From October 1993 until January 1997, he served as President and Chief Executive Officer of OnRamp Technologies, an internet service provider that he co-founded.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. If any of these risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2012 (the Annual Report) or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also, “Special Note Regarding Forward-Looking Statements.”

Our internal control over financial reporting may not be effective.

During the process of completing the audit of our financial statements for the period ended December 31, 2012, management became aware of the existence of material weaknesses and significant deficiencies in the designs and operations of the internal control over financial reporting that could adversely affect our ability to record, process, summarize and report financial data consistent with our assertions in the financial statements. We may also identify additional material weaknesses and significant deficiencies in the future. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur further remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or fail to meet our reporting obligations under SEC regulations on a timely basis and there could be a material adverse effect on the price of our common stock

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating profits. While we were profitable in 2012 and 2011, we incurred losses in 2008, 2009, and 2010.  As a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our earnings derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of our history of losses, operating costs, and all other risk factors discussed in this prospectus supplement, we may not be profitable in the future.

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

In particular, we anticipate that continued sluggishness in the new housing sector, although improving, may impair sales of our residential alarm monitoring solutions, since customers may purchase our security systems in connection with the purchase of a new residence.  If overall conditions worsen, residential and commercial consumers may also decide to cancel wireless monitoring services in an effort to eliminate expenses viewed as discretionary or non-critical.  Similarly, a reversal of the current uptick in vehicle sales would negatively impact sales of our vehicle tracking solutions.

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

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements.  The M2M industry, in particular, is currently undergoing profound and rapid technological change.  For example, most of the current subscribers we host connect to cellular networks using 2G-based devices.  Several GSM-based wireless carriers have announced their intention to sunset their 2G networks and fully deploy 3G/4G networks between 2016 and 2018.  CDMA-based carriers have announced their 2G sunset for as early as 2020.  While we are beginning to market, sell, and support 3G/4G-based devices and service, we may not be successful in transitioning all of our 2G-based subscribers to 3G/4G and may lose customers as a result.  The introduction of unanticipated new technologies by carriers, or the development of unanticipated new end applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future.  We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly.  If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result.  To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve.  However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements.  Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

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

Excess inventory that becomes obsolete or that we are otherwise unable to sell would also be subject to write-offs resulting in adverse effects on our margins.  Because our markets are volatile, competitive and subject to rapid technology and price changes, there is a risk that we will forecast incorrectly and order excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.  Our financial condition and operating results could in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term shifts in customer demand patterns.

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

The loss of a few key personnel could have an adverse effect on us in the short-term.

Due to the specialized knowledge and skills each of our executive officers and other key employees possesses with respect to the development and maintenance and our operations, the loss of service of any of our officers could negatively impact the success of our business. Any unplanned turnover could diminish our institutional knowledge base and erode our competitive advantage. We may need to hire additional personnel in the future, and we believe the success of the combined business depends, in large part, upon our ability to attract and retain key employees. The loss of the services of any key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.

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

In November 2012, we amended our Loan and Security Agreement (the “Loan Agreement”) with SVB to increase the credit facility from $10.0 million to $19.8 million, among other changes.  Provisions in the Loan Agreement impose restrictions on our ability to, among other things:

•	incur additional indebtedness;
•	create liens;
•	enter into transactions with affiliates;
•	transfer assets;
•	pay dividends or make distributions on, or repurchase our stock; or
•	merge or consolidate.

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

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor and customer relationships, and our customers’ access to our services.

Our business requires us to use and store customer, employee, and business partner personally identifiable information (PII). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information.  We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data.

These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts.  Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.  If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged and use of our products and services could decrease.  We would also be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition.  We have not experienced any breaches of our information technology systems during 2012 or through the date of filing this annual report.

Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and our subsidiaries, and among the Company, our subsidiaries and other parties with which we have commercial relations.  Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions.  These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction.  Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices.  Noncompliance could result in penalties or significant legal liability.

Our privacy policies and practices concerning the use and disclosure of data are posted on our website and its customer contracts.  Any failure by the Company, our suppliers or other parties with whom we do business to comply with our posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations and financial condition.

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

The exercise or conversion of outstanding stock options, stock appreciation rights and warrants into common stock will dilute the percentage ownership of our other shareholders and the sale of such shares may adversely affect the market price of our common stock.

As of March 28, 2013, there are outstanding stock options, stock appreciation rights and warrants to purchase an aggregate of approximately 1.9 million shares of our common stock and more stock options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants.  We may issue additional warrants in connection with acquisitions, borrowing arrangement or other strategic or financial transactions.  The exercise of outstanding stock options, stock appreciation rights and warrants will dilute the percentage ownership of our other shareholders.  The exercise of these stock options, stock appreciation rights and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

The structure of our company limits the voting power of our stockholders and certain factors may inhibit changes in control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock.  Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 32% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters.  The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

All of our facilities are leased.  Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	M2M Services and Principal Executive Office	37,538	2022
Dallas, Texas	M2M Services	8,889	2016
State College, Pennsylvania	M2M Services and Other Services	10,788	Month to Month
Ojai, California	M2M Services	5,300	2013
Bozeman, Montana	M2M Services	5,060	2013
Doylestown, Pennsylvania	M2M Services	600	2013

We conduct engineering, sales and marketing, and administrative activities at many of these locations. We believe that our existing facilities are adequate for our current needs. As we grow and expand into new markets and develop additional hardware, we may require additional space, which we believe will be available at reasonable rates.

We engage in limited manufacturing, equipment and hardware assembly and testing for certain hardware. We also use contract manufacturers for production, sub-assembly and final assembly of certain hardware and a third-party logistics service provider to manage a portion of our inventory.  We believe there are other manufacturers and service providers that could perform this work on comparable terms.

Item 3.  Legal Proceedings.

The information with respect to “Item 3. Legal Proceedings” is contained in Note T of the Notes to Consolidated Financial Statements in Item 8 herein.  As of December 31, 2012, we were not involved in any pending material litigation.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades publicly on the NASDAQ Global Market System under the symbol “NMRX”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ Global Market for the applicable periods.

Fiscal 2012	High	Low
First Quarter (January 1, 2012 to March 31, 2012)	$10.88	$7.75
Second Quarter (April 1, 2012 to June 30, 2012)	10.23	8.18
Third Quarter (July 1, 2012 to September 30, 2012)	11.71	9.00
Fourth Quarter (October 1, 2012 to December 31, 2012)	13.65	10.06

Fiscal 2011	High	Low
First Quarter (January 1, 2011 to March 31, 2011)	$11.44	8.03
Second Quarter (April 1, 2011 to June 30, 2011)	11.05	8.67
Third Quarter (July 1, 2011 to September 30, 2011)	9.94	5.20
Fourth Quarter (October 1, 2011 to December 31, 2011)	8.74	4.95

On March 28, 2013, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $12.79 per share.

As of March 28, 2013, there were 45 holders of record of our Common Stock and 18.3 million shares of Common Stock outstanding.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

 The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2007, the last trading day before the beginning of the Company’s six preceding years, and, (ii) in the case of the Indices, the

Item 6.  Selected Consolidated Financial Data.

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

The following financial information was derived using the consolidated financial statements of Numerex Corp.  The table lists historical financial data of the Company for each of the five years in the period ended December 31, 2012.

(in thousands except per share data)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Statement of Operations Data
Net sales	$66,740	$58,360	$58,243	$50,836	$72,319
Gross profit	28,802	26,202	25,657	22,348	25,420
Litigation settlement and related expenses	-	338	3,025	1,637	2,092
Goodwill and long-lived asset impairment	-	-	-	-	5,289
Operating earnings (loss)	3,192	1,996	(400)	(1,656)	(6,389)
Costs of early extinguishment of debt	-	-	-	(2,936)	-
Income tax (benefit)	(4,809)	(56)	(144)	285	3,047
Net income (loss)	7,165	1,854	(380)	(5,829)	(10,975)
Diluted earnings (loss) per share	0.45	0.12	(0.03)	(0.40)	(0.78)

Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$4,948	$9,768	$10,516	$5,306	$8,917
Total assets	72,147	61,428	57,146	52,747	62,506

Total debt and capital lease obligations (short and long term)	8,294	5,937	684	523	10,253
Shareholders' equity	52,805	44,197	42,718	42,037	40,394

Cash Flow Data
Net cash provided by (used in) operations	$1,701	$(1,194)	$8,555	$5,089	$8,359

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

Overview

We are a leading provider of on-demand and interactive machine-to-machine, referred to as “M2M”, enterprise solutions.  We combine our network services, hardware and applications development capabilities to create packaged and custom designed M2M solutions for customers across multiple market segments.

For the year ended December 31, 2012, our revenues increased $8.3 million, or 14.4%, to $66.7 million from $58.4 million for the year ended December 31, 2011.  Our gross margin was 43.2% for 2012 compared to 44.9% for 2011. Operating expense for the year ended December 31, 2012, which includes selling, general and administrative costs, and engineering and development expenses, was $25.6 million as compared to $24.2 million for the year ended December 31, 2011.

While our overall business has grown and we believe that our pipeline of future sales opportunities is solid, general economic uncertainty remains and may reduce our future growth.  We have maintained tightened credit policies in response to the economic climate, in particular to our hardware-only sales.

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

Revenue derived from maintenance services is recognized ratably over the contract term.  We may, under an appropriate agreement, bill in advance for the service to be provided.  In these instances, we record the advance charge as deferred revenue and recognize the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.  Our revenue in the consolidated statement of operations and comprehensive income (loss) is net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the services or process transactions in accordance with contractual performance standards.  Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based.  We may, under an appropriate agreement, bill in advance for the data transport service to be provided.  In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed.  Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Direct and incremental costs associated with deferred revenue are also deferred, classified as deferred costs within prepaid expenses and other current assets and recognized in the same period that revenue is recognized.

We recognize revenue from hardware sales at the time of shipment and passage of title.  Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in revenue in the same period that the revenue is recognized.  We offer customers the right to return hardware that does not function properly within a limited time after delivery.  We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns.  While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.  We recognize revenue from the provision of services at the time of the completion, delivery or performance of the service.

For those revenue arrangements that include multiple elements, we first determine whether each service, or element, meets the separation criteria of related accounting guidance.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality.  The majority of our hardware elements meet this definition, and therefore revenue allocated to each element.  The accounting guidance provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (VSOE), (2) third-party evidence (TPE), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE, when available.  When VSOE cannot be established, we attempt to establish the selling price of the elements based on management’s best estimates.

For transactions including multiple elements where software does not function together with hardware to provide an element’s core functionality, we follow the more specific software revenue recognition guidance which requires the establishment of VSOE to determine whether the transaction should be accounted for as separate elements and the amount to allocate to each element.

We may provide multiple services under the terms of an arrangement and we are required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenue; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period.  If the relative selling price of an undelivered service or element does not exist, all revenue may be deferred until the relative selling price is established or the service or element has been delivered. If the fees are not fixed or determinable, or if collection is not reasonably assured, then the revenue recognized in various periods will be less than amounts that would have been otherwise recognizable.

If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the proportional performance method of accounting. Proportional performance accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract.  Estimated revenues by applying the proportional performance method include estimated incentives for which achievement of defined goals is deemed probable.  This method is followed where reasonably dependable estimates of revenues and costs can be made.

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

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful.  Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base.  We review the collectability of individual accounts and assess the adequacy of the allowance for doubtful accounts quarterly.  Changes in economic conditions could significantly affect our collection efforts and results of operations, particularly in the form of bad debt on the part of our customers.

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

We value our inventory at the lower of first-in, first-out cost or market.  Cost is generally determined on the first-in, first-out (FIFO) basis.  We continually evaluate the composition of our inventory and identify, with estimates, potential future excess, obsolete and slow-moving inventories.  We specifically identify obsolete hardware for reserve purposes and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory.  If we are not able to achieve our expectations of the net realizable value of the inventory at its current carrying value, we adjust our reserves accordingly.

Valuation of Goodwill and Long-lived Assets

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We had five reporting units at December 31, 2012, three of which had associated goodwill.  The reporting units with goodwill were Wireless (excluding Orbit One and BNI Products and Services), Satellite (Orbit One), and BNI Products and Services. The reporting units not containing associated goodwill were Digilog and DCX.  We estimate fair value using discounted cash flow models. We used historical information, our 2013 business plan and expected future development projects to prepare financial projections used in the discounted cash flow analysis for each of the reporting units.

The growth rate assumptions used in our most recent annual impairment test were consistent with historical operating results for the twelve months ended December 31, 2012 and our 2013 forecast.

The critical assumptions utilized for our impairment tests are summarized below. We believe this information provides relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

As of December 31, 2012, our goodwill balances by reporting unit are as follows:

(in thousands)
M2M Services, excluding Orbit One and BNI Product and Services	$20,990
Orbit One unit (part of M2M Services reporting segment)	4,428
BNI Product and Services unit (part of Other Services reporting segment)	949
$26,367

We did not record a goodwill impairment charge during the year ended December 31, 2012.

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

We base the impairment analysis of goodwill on estimated fair values.  The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation.  These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; projected earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, for expected cash flows; capital expenditure forecasts.  The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation.  Specifically, adverse changes in our overall market capitalization or deterioration in our operating results or cash flows of the reporting units with goodwill could result in non0cash impairment charges in the future. Similarly, due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could also result in non-cash impairment charges in the future.

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

Other intangible assets, including developed software, patents, acquired intellectual property and customer relationships, have finite lives and we record these assets at cost less accumulated amortization.  We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are three years for developed software, 7 to 16 years for patents and acquired intellectual property and four years for customer relationships.  We assess other intangible assets and long-lived assets for impairment on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist.  Any assessment for impairment is based on estimated future cash flows directly associated with the asset or asset group.  If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both.  We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2012.

Deferred Tax Assets

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, arising from net operating losses, tax credit carry forwards and temporary differences between the tax and financial statement recognition of revenue and expense.  Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Deferred tax assets are required to be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  In evaluating the ability to recover the deferred tax assets, in full or in part, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we consider assumptions for the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.  Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred taxes.

During the year ended December 31, 2012, we determined that it would be more likely than not that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable.  This determination was based on our sustained profitable operating performance over the past three years and continued expectations for future income.  Accordingly, we initially released our valuation allowance against these items during the three months ended September 30, 2012.  We maintain a valuation allowance against certain deferred tax assets that we determine would not be more likely than not to utilize before expiration.  These deferred tax assets consist of certain state net operating losses, tax credits, and foreign net operating losses.  As a result of the release of a portion of the valuation allowance, we recognized a deferred tax benefit of $4.8 million for the year ended December 31, 2012.

Consolidated Statements of Operations and Comprehensive Income (Loss)

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in our Consolidated Statements of Operations and Comprehensive Income (Loss).

	For the years ended December 31,			2012 vs. 2011	2011 vs. 2010
($ in thousands, except per share amounts)	2012	2011	2010	% Change	% Change
Net sales:
M2M	$65,293	$57,212	$56,710	14.1%	0.9%
Other services	1,447	1,148	1,533	26.0%	-25.2%
Total net sales	66,740	58,360	58,243	14.4%	0.2%
Cost of sales, exclusive of depreciation shown below
Cost of M2M	37,262	31,423	31,837	18.6%	-1.3%
Cost of other services	676	735	749	-8.0%	-1.9%
Gross profit	28,802	26,202	25,657	9.9%	2.1%
Gross Profit %	43.2%	44.9%	44.1%
Sales and marketing expenses	8,662	9,169	7,030	-5.5%	30.4%
General and administrative expenses	10,395	8,859	9,473	17.3%	-6.5%
Engineering and development expenses	3,183	2,726	3,148	16.8%	-13.4%
Depreciation and amortization	3,370	3,114	3,381	8.2%	-7.9%
Litigation and settlement related expenses	-	338	3,025	nm	-88.8%
Operating earnings	3,192	1,996	(400)	59.9%	-599.0%
Interest expense	337	214	93	57.5%	130.1%
Other expense (income), net	499	(16)	31	nm	-151.6%
Income tax benefit	(4,809)	(56)	(144)	nm	-61.1%
Net earnings	$7,165	$1,854	$(380)	286.5%	-587.9%

Comparison of Fiscal Years Ended December 31, 2012 and December 31, 2011

Net revenues increased to $66.7 million for the year ended December 31, 2012, from $58.4 million for the year ended December 31, 2011.  The increase in net revenues is primarily attributable to the growth in M2M subscriptions as well as associated hardware.  We added 454,000 net new subscriptions during the year ended December 31, 2012, bringing the year-end total to 1.9 million, compared to adding 268,000 net new subscriptions during the year ended December 31, 2011. Recurring revenue derived from subscriptions grew 12.0% during the year-ended December 31, 2012.  Embedded device and hardware revenue was $22.0 million in 2012 compared to $18.6 million recorded in the same period last year.

Gross profit, as a percentage of net revenue, decreased to 43.2% for the year ended December 31, 2012, from 44.9% for the year ended December 31, 2011.  The decrease was the result of new product promotional discounts that impacted gross profit and higher embedded device and hardware revenue recorded during the year, which carry a significantly lower margin than our recurring revenue and support. Gross margin was 58.3% from recurring revenue and support and 12.7% from embedded device and hardware for the year ended December 31, 2012 compared to 59.4%  and 15.3%, respectively, for the year ended December 31, 2011.

Sales and marketing expenses decreased 5.5% to $8.7 million for the year ended December 31, 2012, compared to $9.2 million for the year ended December 31, 2011.  The decrease in sales and marketing expense is primarily from reduced non-recurring consultant services.

General and administrative expenses increased 17.3% to $10.4 million for the year ended December 31, 2012, compared to $8.9 million for the year ended December 31, 2011.  The $1.5 million increase is primarily attributed to an increase in employee related expenses of $0.6 million, an increase in share-based compensation of $0.2 million and an increase in outside services of $0.1 million.  The overall increase in employee-related expense and outside services represent additional headcount and resources to support our growth and expansion.  During the year ended December 31, 2012, we added approximately ten net new employees.

Engineering and development expenses increased 16.8% to $3.2 million for the year ended December 31, 2012, compared to $2.7 million for the year ended December 31, 2011.  The increase was due to higher salary expense from increased headcount as well as additional expenditures for consultants and contractors as we continue developing new products, services and applications.  A portion of these increased costs were capitalized for the development of software.

Depreciation and amortization expense increased 8.2% to $3.4 million for the year ended December 31, 2012, compared to $3.1 million for the year ended December 31, 2011.  The increase includes the amortization of additional internally developed software and intangible assets from the acquisition completed at the beginning of October 2012.

Interest expense increased to $0.3 million for the year ended December 31, 2012, compared to $0.2 million for the year ended December 31, 2011 for advances on our bank loans.  All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from a public equity offering of our shares of common stock.

We recorded a tax benefit of $4.8 million for the year ended December 31, 2012, compared to a tax benefit of $0.1 million for the year ended December 31, 2011.  The increase in our tax benefit was for the reversal of most of our valuation allowance on our deferred tax assets.

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

Net revenues remained consistent at $58.4 million for the year ended December 31, 2011, compared to $58.2 million for the year ended December 31, 2010.

Gross profit as a percentage of net revenue increased to 44.9% for the year ended December 31, 2011, compared to 44.1% for the year ended December 31, 2010.

Sales and marketing expenses increased 30.4% to $9.2 million for the year ended December 31, 2011, compared to $7.0 million for the year ended December 31, 2010.  The increase is primarily the result of investing in additional sales and marketing personnel.

General and administrative expenses decreased 6.5% to $8.9 million for the year ended December 31, 2011, compared to $9.5 million for the year ended December 31, 2010.  The $0.6 million decrease is primarily due to a reduction in employee compensation and related expenses.

Engineering and development expenses decreased 13.4% to $2.7 million for the year ended December 31, 2011, compared to $3.1 million for the year ended December 31, 2010.  The decrease is primarily the result of the termination of several consulting contracts related to completed contracts.

Depreciation and amortization expense decreased 7.9% to $3.1 million for the year ended December 31, 2011, compared to $3.4 million for the year ended December 31, 2010.  The decrease is primarily due to certain tangible and intangible assets becoming fully depreciated.

Litigation and settlement expenses were $0.3 million during the year ended December 31, 2011, compared to $3.0 million for the year ended December 31, 2010.   The 2010 amount was a result of a settlement of our legal proceedings (see Note T of the notes to the financial statements included in this Annual Report).

Interest expense increased to $0.2 million for the year ended December 31, 2011, compared to $0.1 million for the year ended December 31, 2010.  The increase is primarily the result of interest paid in accordance with our note payable, because we borrowed $6.0 million under our revolving credit facility in May 2011.

We recorded a tax benefit of $0.1 million for both the years ended December 31, 2011 and 2010.  Our effective tax rates were (3.1%) and (27.5%) for the years ended December 31, 2011 and 2010, respectively.  The change in our effective tax rate primarily related to the tax benefit recognized on the expiration of the statute of limitation of certain state exposures.

Segment Information

We have two reportable segments.  These segments are M2M (Machine-to-Machine) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis with the CEO evaluating performance based upon segment gross profit.  The CEO does not view segment results below gross profit, and therefore unallocated operating expenses, interest and other, net, and the provision for income taxes are not broken out by segment.  Items below gross profit are reviewed on a consolidated basis.

	For the years ended December 31,			2012 vs. 2011	2011 vs. 2010
($ in thousands)	2012	2011	2010	% Change	% Change
Net sales:
M2M:
Recurring subscription revenue	$43,271	$38,649	$33,425	12.0%	15.6%
Embedded devices and hardware	22,022	18,563	23,285	18.6%	-20.3%
Total M2M revenue	65,293	57,212	56,710	14.1%	0.9%
Other Services	1,447	1,148	1,533	26.0%	-25.2%
Total net sales	66,740	58,360	58,243	14.4%	0.2%

Cost of sales, exclusive of depreciation and amortization:
M2M:
Recurring subscription revenue	18,047	15,697	13,067	15.0%	20.1%
Embedded devices and hardware	19,215	15,726	18,740	22.2%	-16.2%
Total M2M cost of sales	37,262	31,423	31,807	18.6%	-1.2%
Other services	676	735	749	-8.0%	-1.9%
Total cost of sales	37,938	32,158	32,556	-8%	-1.2%
Gross profit	$28,802	$26,202	$25,687	9.9%	2.0%
Gross profit %	43.2%	45.0%	44.1%

	Percentage of Total Sales
	2012	2011	2010
Net sales:
M2M:
Recurring subscription revenue	64.8%	66.2%	57.4%
Embedded devices and hardware	33.0%	31.8%	40.0%
Other Services	2.2%	2.0%	2.6%
Total net sales	100.0%	100.0%	100.0%

Fiscal Years Ended December 31, 2012 and December 31, 2011

M2M Segment

M2M recurring subscription revenue and support increased 12.0% to $43.3 million for the year ended December 31, 2012, compared to $38.6 million for the year ended December 31, 2011.  This increase was primarily due to the growth in M2M subscriptions to 1.9 million at December 31, 2012 compared to 1.4 million at December 31, 2011.

Embedded devices and hardware revenue from M2M increased 18.6% to $22.0 million for the year ended December 31, 2012, compared to $18.6 million for the year ended December 31, 2011.  This increase was primarily the result of wireless module sales to contract manufacturers.  Most of the services produced by their contract manufacturers will result in subscription revenue for us since the devices are connected to our network.

Cost of M2M recurring subscription revenue increased 15.0% to $18.0 million for the year ended December 31, 2012, compared to $15.7 million for the year ended December 31, 2011.  The increase is also in direct correlation to the increase in M2M recurring subscription revenue.

Cost of M2M embedded devices and hardware revenue increased 22.2% for the year ended December 31, 2012 to $19.2 million, compared to $15.7 million for the year ended December 31, 2011.  The increase is in direct correlation to the increase in sales of embedded devices and hardware.

Other Services Segment

Other Services revenue increased 26.0% to $1.4 million for the year ended December 31, 2012, compared to $1.1 million for the year ended December 31, 2011.  The increase is primarily the result of an increase in sales of our video conferencing hardware, which is sold directly and indirectly to distance-learning customers.  Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Cost of Other Services revenue remained consistent at $0.7 million for the years ended December 31, 2012 and 2011.

Fiscal Years Ended December 31, 2011 and December 31, 2010

M2M Segment

Recurring subscription revenue from M2M increased 15.6% to $38.6 million for the year ended December 31, 2011, compared to $33.4 million for the year ended December 31, 2010.  This increase was primarily due to the growth of M2M subscriptions to 1.4 million at December 31, 2011, compared to 1.2 million at December 31, 2010.

Embedded devices and hardware revenue from M2M decreased 20.3% to $18.4 million for the year ended December 31, 2011, compared to $23.3 million for the year ended December 31, 2010.  This decrease was primarily the result of the discontinuation of sales of certain hardware devices that do not lead to a subscription and recurring revenue, as we continue to focus on transitioning to a subscription-based model.

Cost of M2M recurring subscription revenue increased 20.1% to $15.7 million for the year ended December 31, 2011, compared to $13.1 million for the year ended December 31, 2010.  The increase is in direct correlation to the increase in M2M recurring subscription revenue.

Cost of M2M embedded device and hardware revenue decreased 16.2% for the year ended December 31, 2011 to $15.7 million, compared to $18.8 million for the year ended December 31, 2010.  The decrease is in direct correlation to the decrease in sales of embedded devices and hardware.

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

Cost of Sales Other Services remained fairly consistent at $0.7 million for the years ended December 31, 2011 and 2010.

Selected Quarterly Financial Data

The following tables summarize certain unaudited financial data for each quarter of the last two fiscal years ended December 31, 2012 and 2011.

Our financial results may fluctuate from quarter to quarter as a result of certain factors related to our business, including the timing of hardware shipments, new hardware introductions and equipment, and hardware and system sales that historically have been of a non-recurring nature.

This information has been prepared from our books and records in accordance with accounting principles generally accepted in the United States of America for interim financial information.  In our opinion, all adjustments considered necessary for fair presentation have been included (consisting of only normal, recurring).  Interim results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended
(in thousand's excpet per share amounts)	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Net sales	$14,532	$16,356	$17,663	$18,189
Gross profit	6,783	7,245	7,342	7,432
Operating earnings	403	777	1,040	972
Net income	321	698	5,536	610
Basic income per common share(1)	0.02	0.05	0.36	0.06
Diluted inome per common share(1)	0.02	0.04	0.34	0.06

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net sales	$13,768	$14,374	$15,051	$15,167
Gross profit	6,086	6,300	6,835	6,981
Operating earnings	270	362	786	578
Net income	230	340	592	692
Basic income per common share(1)	0.02	0.02	0.04	0.05
Diluted inome per common share(1)	0.01	0.02	0.04	0.04

(1)	The sum of earnings per share for the four quarters may differ from the annual amounts due to the required method for calculating the weighted average shares for the respective periods.

Liquidity and Capital Resources

We had working capital of $11.2 million as of December 31, 2012, compared to $12.4 million as of December 31, 2011.  We had cash balances of $4.9 million and $9.6 million as of December 31, 2012 and 2011, respectively, and available credit of $6.7 million and $4.0 million as of December 31, 2012 and 2011, respectively.

We generated cash from operations of $1.7 million for the year ended December 31, 2012 after adjusting for non-cash items of $3.5 million for depreciation and amortization and $1.4 million for share based compensation expense.  This was partially offset by changes in operating assets and liabilities which used cash of $6.1 million mainly driven by an increase in accounts receivable of $4.0 million.  The increase in accounts receivable reflects revenue growth and includes one large customer who made a payment of $1.9 million on January 2, 2013.

Net cash used in investing activities during the year ended December 31, 2012 was $6.5 million.  This included the purchase of business assets, technology and patents of $2.0 million, purchases of property and equipment of $1.7 million, and expenditures of $2.8 million for intangible and other assets.  Significant expenditures for intangible and other assets include costs for internally developed software and purchases of property and equipment.

Net cash generated by financing activities during the year ended December 31, 2012 was $0.2 million.  This included cash outflows of $0.8 million related to the principal payments on our capital lease obligations as well as outflows of $1.2 million for tax payments due upon the cashless exercise of our stock options.

During January and February, 2013, we received net proceeds of $28.1 million after the deduction of underwriting fees and discounts in exchange for 2.7 million shares as a result of an underwritten public offering. These proceeds were partially used to repay all outstanding principal and accrued interest on bank debt resulting in a net cash position of $26.9 million as of February 5, 2013.

We believe that this existing cash balance together with expected cash generated from operations will be sufficient to meet our operating requirements for well beyond the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2012.  Additional details regarding these obligations are provided in the Notes to our Consolidated Financial Statements.

	Payments due by period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Promissory note(1)	$1,841	$693	$1,148	$-	$-
Operating lease obligations(2)	9,909	545	3,300	994	5,070
Total(3)	$11,750	$1,238	$4,448	$994	$5,070

(1)
Amounts represent future principal and interest payments at a 4.25% interest rate.  Amounts exclude bank loans with balances at December 31, 2012 of $6.5 million, as all outstanding amounts of principal and accrued interest were repaid in 2013.

(2)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.
(3)
Liabilities of approximately $0.2 million related to Accounting Standards Codification Subtopic 740-10, Income Taxes have not been included in the table above because we are uncertain as to if or when such amounts may be settled.  See Note A to the consolidated financial statements contained in this report for further information.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars.  Foreign operations were not significant to us for the fiscal year ended December 31, 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,948	$9,547
Restricted cash	-	221
Accounts receivable, less allowance for doubtful accounts of $383 and $236 at December 31, 2012 and 2011, respectively	9,381	6,846
Financing receivables, current	512	165
Inventory, net of reserve for obsolesence of $362 and $578 at December 31, 2012 and 2011, respectively	7,503	7,057
Prepaid expenses and other current assets	1,511	957
TOTAL CURRENT ASSETS	23,855	24,793

Property and equipment, net	2,450	1,252
Software, net	4,506	3,388
Other intangibles, net	6,154	4,901
Other assets, non-current	2,698	2,809
Financing receivables, non current	1,329	498
Deferred tax assets	4,788	-
Goodwill	26,367	23,787
TOTAL ASSETS	$72,147	$61,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,679	$8,239
Other current liabilities	866	1,392
Current portion of long-term debt	2,286	1,200
Deferred revenues	1,824	1,317
Obligations under capital leases	-	237
TOTAL CURRENT LIABILITIES	12,655	12,385

LONG TERM LIABILITIES
Notes payable, non-current	6,008	4,500
Other long term liabilities	679	346
TOTAL LIABILITIES	19,342	17,231

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; authorized 3,000; none issued	-	-
Class A common stock - no par value; authorized 30,000; issued 17,171 and outstanding 15,609 as December 31, 2012; issued 16,691 and outstanding 15,129 at December 31, 2011	-	-
Class B common stock – no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	68,072	66,634
Treasury stock, at cost, 1,562 shares at December 31, 2012 and 2011, respectively	(8,136)	(8,136)
Accumulated other comprehensive loss	(8)	(13)
Accumulated deficit	(7,123)	(14,288)
TOTAL SHAREHOLDERS' EQUITY	52,805	44,197
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,147	$61,428

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	For the Years
	Ended December 31,
	2012	2011	2010
Net sales:
Subscription revenue	$43,271	$38,649	$33,425
Embedded devices & hardware	22,022	18,563	23,285
Sub-total	65,293	57,212	56,710
Other Services	1,447	1,148	1,533
Total net sales	66,740	58,360	58,243
Cost of sales, exclusive of depreciation and amortization shown below:
Cost of subscription revenue	18,047	15,697	13,067
Cost of embedded devices & hardware	19,215	15,726	18,770
Cost of other services	676	735	749
Gross profit	28,802	26,202	25,657
Operating expenses:
Sales and marketing	8,662	9,169	7,030
General and administrative expenses	10,395	8,859	9,473
Engineering and development expenses	3,183	2,726	3,148
Depreciation and amortization	3,370	3,114	3,381
Lititgation settlement and related expenses	-	338	3,025
Operating earnings (loss)	3,192	1,996	(400)
Interest expense	337	214	93
Other expense (income), net	499	(16)	31
Earnings (loss) before income taxes	2,356	1,798	(524)
Income tax (benefit)	(4,809)	(56)	(144)
Net income (loss)	7,165	1,854	(380)
Other items of comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	5	(13)	-
Comprehensive income (loss)	$7,170	$1,841	$(380)

Basic earnings (loss) per share	$0.46	$0.12	$(0.03)
Diluted earnings (loss) per share	$0.45	$0.12	$(0.03)
Weighted average common shares used in per share calculation
Basic	15,412	15,055	15,084
Diluted	16,014	15,710	15,084

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

				Accumulated Other		Total
	Common	Additional Paid	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	in Capital	Stock	Income (loss)	Deficit	Equity
Balance at January 1, 2010	16,308	$63,012	$(5,213)	$-	$(15,762)	$42,037

Issuance of shares in lieu of cash for board fees	16	77	-	-	-	77
Issuance of shares in connection with employee stock option plans	39	189	-	-	-	189
Repurchase of warrants	-	(117)	-	-	-	(117)
Retirement of treasury shares	-	-	(25)	-	-	(25)
Share based compensation	-	938	-	-	-	938
Net loss	-	-	-	-	(380)	(380)
Balance at December 31, 2010	16,363	64,099	(5,238)	-	(16,142)	42,719

Issuance of shares in lieu of cash for board fees	7	59	-	-	-	59
Issuance of shares in connection with employee stock option plans	71	365	-	-	-	365
Issuance of shares for restricted stock awards	50	281	-	-	-	281
Purchase of treasury shares	-	-	(2,898)	-	-	(2,898)
Exercise of warrants	200	879	-	-	-	879
Share based compensation	-	951	-	-	-	951
Translation adjustment	-	-	-	(13)	-	(13)
Net income	-	-	-	-	1,854	1,854
Balance at December 31, 2011	16,691	66,634	(8,136)	(13)	(14,288)	44,197

Issuance of shares in lieu of cash for board fees	3	29	-	-	-	29
Issuance of shares in connection with employee stock option plans net of payment of employee withholding taxes on cashless exercises	336	560	-	-	-	560
Value of shares retained to pay employee taxes on cashless exercises of share-based awards	-	(1,202)	-	-	-	(1,202)
Issuance of shares for restricted stock awards	54	242	-	-	-	242
Issuance of shares for exercise of warrants	45	187	-	-	-	187
Share based compensation	-	1,146	-	-	-	1,146
Issuance of shares in connection with acquisition	42	476	-	-	-	476
Translation adjustment	-	-	-	5	-	5
Net income	-	-	-	-	7,165	7,165
Balance at December 31, 2012	17,171	$68,072	$(8,136)	$(8)	$(7,123)	$52,805

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$7,165	$1,854	$(380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,498	3,114	3,381
Bad debt expense	255	370	211
Inventory reserves	148	83	185
Non-cash interest expense	64	29	35
Share-based compensation expense	1,388	1,231	938
Shares issued in lieu of directors fees	29	59	77
Deferred income taxes	(4,788)	-	(154)
Changes in assets and liabilities net of effects of acquisition:
Accounts and notes receivable	(3,968)	(1,042)	(365)
Inventory	(550)	(2,320)	1,286
Prepaid expenses and other assets	(32)	(2,122)	(372)
Other assets	(400)	-	-
Accounts payable	(762)	732	1,619
Other liabilites	(240)	(849)	182
Accrued litigation settlement	-	(1,730)	1,730
Deferred revenues	(47)	(547)	603
Income taxes	(59)	(56)	(421)
Net cash provided by (used in) operating activities:	1,701	(1,194)	8,555
Cash flows from investing activities:
Net cash paid for acquisition	(2,000)	-	-
Purchase of property and equipment	(1,679)	(603)	(523)
Purchase of intangible and other assets	(2,773)	(2,116)	(1,889)
Purchase of investment	-	(322)	(200)
Net cash used in investing activities:	(6,452)	(3,041)	(2,612)
Cash flows from financing activities:
Fees paid for credit facility	(73)	(100)	(50)
Restricted cash	221	44	(265)
Proceeds from exercise of common stock options and warrants	747	1,244	189
Payment of employee taxes on cashless exercises of stock compensation	(1,202)	-	-
Purchase of treasury stock	-	(2,898)	(26)
Repurchase of warrants	-	-	(117)
Principal payments on capital lease obligations	(237)	(446)	(229)
Proceeds from debt	3,000	6,000	-
Principal payments on debt	(2,306)	(300)	(500)
Net cash (used in) provided by financing activities:	150	3,544	(998)
Effect of exchange differences on cash	2	(13)	-
Net (decrease) increase in cash and cash equivalents	(4,599)	(704)	4,945
Cash and cash equivalents at beginning of year	9,547	10,251	5,306
Cash and cash equivalents at end of year	$4,948	$9,547	$10,251

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2012	2011	2010

Supplemental disclosures of cash flow information:
Cash paid for interest	$271	$169	$58
Cash paid for income taxes	175	219	77
Disclosure of non-cash investing activities:
Assets acquired under capital lease	-	-	881
Exchange of note receivable for license agreement	-	980	-
Exchange of equipment for prepaid carrier fees	-	2,187	-
Common stock issued in connection with acquisition	476	-	-
Promissory note issued in connection with acquisition	1,900	-	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a leading provider of interactive and on-demand machine-to-machine, (referred to as M2M), technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company's focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

Basis of Presentation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing our financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, doubtful accounts, inventory reserves, goodwill and intangible assets and income taxes.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable.  We maintain our cash and overnight investment balances in financial institutions, which at times exceed federally insured limits.  We had cash balances in excess of these limits of $4.1 million and $9.5 million at December 31, 2012 and 2011, respectively.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically.  Our accounts receivable is at risk to the extent that we may not be able to collect from some of our customers.  See Note P for more information.

Revenue Recognition

Our revenue is generated from four sources:

•	the provision of data transportation services, generally under recurring or multi-year contractually based agreements

•	professional services

•	the provision of services

•	the supply of hardware

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, and collectability is probable and when all other significant obligations have been fulfilled.

Revenue derived from maintenance services is recognized ratably over the contract term.  We may, under an appropriate agreement, bill in advance for the service to be provided.  In these instances, we record the advance charge as deferred revenue, a liability in the accompanying consolidated balance sheets, and recognize the revenue ratably over future periods in accordance with the contract term as the service is completed, delivered or performed.  Our revenue in the consolidated statements of operations and comprehensive income (loss) is net of sales taxes.

We recognize revenue from the provision of data transportation services when we perform the services or process transactions in accordance with contractual performance standards.  Revenue is earned monthly on the basis of the contracted monthly fee and an excess message fee charge, should it apply, that is volume based.  We may, under an appropriate agreement, bill in advance for the data transport service to be provided.  In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the data transport service is delivered or performed. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

We recognize revenue from hardware sales at the time of shipment and passage of title.  Provision for rebates, promotions, product returns and discounts to customers is recorded as a reduction in revenue in the same period that the revenue is recognized.  We offer customers the right to return hardware that does not function properly within a limited time after delivery.  We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns.  While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.  We recognize revenue from the provision of services at the time of the completion, delivery or performance of the service.

For those revenue arrangements that include multiple elements, we first determine whether each service, or element, meets the separation criteria of related accounting guidance.  For hardware elements that contain software, we determine whether the hardware and software function together to provide the element’s core functionality  The accounting guidance provides a hierarchy of evidence to determine the selling price for each element in the order of (1) vendor-specific objective evidence (VSOE), (2) third-party evidence (TPE), and (3) management’s best estimate.  We currently determine the amount to allocate to each element based on VSOE, when available.  When VSOE cannot be established, we attempt to establish the selling price of the elements based on management’s best estimate.

We may provide multiple services under the terms of an arrangement and it is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenue; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period.  If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenue from contracts for our professional services where we design or redesign, build and implement new or enhanced systems applications for clients are recognized on the proportional performance method of accounting.  Proportional performance accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract.  Estimated revenues by applying the proportional performance method include estimated incentives for which achievement of defined goals is deemed probable.  This method is followed where reasonably dependable estimates of revenues and costs can be made.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less at date of purchase to be cash equivalents.  Cash equivalents consist of overnight repurchase agreements and amounts on deposit in foreign banks.  Cash of $0.4 million and $0.3 million at December 31, 2012 and 2011, respectively was held in foreign bank accounts.

Restricted Cash

Cash of $0.2 million at December 31, 2011, was held in escrow related to a capital lease obligation.  There was no restricted cash at December 31, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoiced amount less discounts, other allowances and provision for uncollectible accounts.  Trade receivables include unbilled revenue which consists of earned but unbilled revenue that results from non-calendar month billing cycles and lag time in billing related to certain of our services. Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments.  The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful.  Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base.  We review the collectability of individual accounts and assess the adequacy of the allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Financing Receivables

Financing receivables are due in installments.  We evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of receivables and write-offs, customer collection experience, the customer’s financial condition and known risk characteristics impacting the respective customer base, as well as existing economic conditions, to determine if an allowance is necessary.  All amounts due at December 31, 2012 were deemed fully collectible and an allowance was not necessary.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

Inventories, valued at the lower of cost or market, consist of:  i) Cellular M2M Modems & Modules, ii) Security devices and iii) Satellite M2M Modems.  Cost is generally determined on the first-in, first-out (FIFO) basis.  We include raw material freight costs to manufacturers in inventory and these costs are recognized in cost of sales when the product is sold.  Lower of cost or market value of inventory is determined at the operating unit level and evaluated periodically.  Estimates for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.  Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases and leasehold improvements, whichever is shorter.  Depreciation for property and equipment is calculated using the straight-line method over the following estimated lives:

•           Machinery and equipment                          4-10 years

•           Furniture, fixtures and fittings                    3-10 years

•           Leasehold improvements                             up to 10 years

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

For software embedded in our products we capitalize software development costs when project technological feasibility is established and conclude capitalization when the hardware is ready for release.  We amortize capitalized costs for software to be sold using the straight-line method over the estimated useful life of the software, generally from three to seven years.  Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as engineering and development.

Goodwill and Intangible Assets

Intangible assets consist of patents and acquired intellectual property, customer relationships and goodwill.  These assets, except for goodwill, are amortized over their expected useful lives.  Patents and acquired intellectual property are amortized using the straight-line method over 7 to 20 years, representing the shorter of their estimated useful lives or the period until the patent renews. Costs to maintain patents are expensed as incurred while costs to renew patents are capitalized and amortized over the remaining estimated useful lives.  Customer relationships are amortized using the straight-line method over four to seven years.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment test, and more frequently if events or circumstances occur that would indicate a potential decline in their fair value.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  The annual assessment of goodwill for impairment includes comparing the fair value of each reporting unit to the carrying value, referred to as step one.  If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary.  If the carrying value of a reporting unit exceeds its fair value, a second test is performed, referred to as step two, to measure the amount of impairment to goodwill, if any.  To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if it were acquiring the affected reporting unit in a business combination.  Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.  If the implied fair value of goodwill is less than the goodwill recorded on the consolidated balance sheet, an impairment charge for the difference is recorded.

We base the impairment analysis of goodwill on estimated fair values.  The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed.  These estimates and assumptions primarily include, but are not limited to, discount rates; terminal growth rates; projected revenues and costs; projected earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, for expected cash flows; and capital expenditure forecasts.

We perform our annual goodwill impairment test as of December 31 absent any impairment indicators or other changes that may cause more frequent analysis.  We did not identify an impairment as a result of our annual impairment test and none of the reporting units were at risk of failing step one.  In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

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

We evaluate liabilities for uncertain tax positions and, as of December 31, 2012, we recorded a net decrease to the liability for unrecognized tax benefits of less than $0.1 million recorded in general and administrative expense.  This amount is made up of an accrual of interest and penalties related to state tax exposure in prior years and tax benefit recognized on the settlement of certain state tax exposure.  Our total unrecognized tax benefits as of December 31, 2012 were approximately $0.2 million inclusive of interest and penalties of less than $0.1 million. We anticipate a decrease to the balance of total unrecognized tax benefits within the next twelve months of approximately $0.1 million.  If we were to recognize these tax benefits, all of the benefit would favorably impact the effective tax rate.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, and excludes interest and penalties:

(in thousands)	2012	2011
Balance at January 1	$189	$283
Decreases as a result of positions taken during prior periods	(30)	(94)
Balance at December 31	$159	$189

We conduct business globally and, as a result, file income tax returns in the United States and in many state and foreign jurisdictions.  We are subject to state and local income tax examinations for years after and including 1998.  These tax years remain open due to the net operating losses generated in these years that have not been utilized as of the year ended December 31, 2012.  Likewise, the existence of net operating losses from earlier periods could subject us to United States federal income tax examination for years including and after 2001, since such net operating losses have not been utilized as of the year ended December 31, 2012.  Our 2007 U.S. federal return was audited by the Internal Revenue Service and the examination was concluded in March 2010 with a minor increase to the federal alternative minimum tax liability.

Treasury Stock

We account for treasury stock under the cost method.  When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses.  If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at the period end spot exchange rates, and revenues and expenses are translated at estimated average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Foreign operations are not significant to us for the years ended December 31, 2012, 2011 or 2010.

Engineering and Development

Engineering and development expenses that are not capitalizable software development costs are charged to operations in the period in which they are incurred.  Engineering and development costs consist primarily of salaries, and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2012, 2011 and 2010, engineering and development costs recorded in operations amounted to $3.2 million, $2.7 million and $3.1 million, respectively.

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred.  For the years ended December 31, 2012, 2011 and 2010, advertising costs were approximately $0.8 million, $0.7 million and $0.9 million, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Share-Based Compensation

Share-based compensation is estimated using the Black-Scholes option pricing model.  For grants that require achievement of market conditions, a lattice model is used to estimate fair value.  Use of a valuation model requires us to make certain assumptions with respect to selected model inputs.  We estimate expected volatility based on the historical volatility of our stock.  Historical data on exercise patterns is the basis for determining the expected life of an option.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant.  Changes in these input variables would affect the amount of expense associated with stock-based compensation.  The compensation expense recognized for all stock-based awards is net of estimated forfeitures.  We estimate forfeiture rates based on historical analysis of option forfeitures.  If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.  See Note N for additional information.

Earnings (Loss) Per Share

Basic earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net income, we base diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options and stock appreciation rights.  See Note S for additional information.

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

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short-term, maturity of those items.  The fair value of our capitalized lease obligation approximates carrying value based on the short-term maturity of the obligation. The fair value of our long-term notes receivable and payable approximates carrying value based on their effective interest rates compared to current market rates and similar type borrowing arrangements.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

In July 2012, the FASB issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  Adoption is not expected to have an impact on our financial condition or results of operations.

In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update is effective prospectively for reporting periods beginning after December 15, 2012.  Adoption is not expected to have an impact on our financial condition or results of operations.

In March 2013, the FASB issued an update to the accounting standards to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. Adoption is not expected to have a material impact on our financial condition or results of operations.

NOTE B – ACQUISITION

On October 1, 2012, we acquired a small technology business. The total consideration included $2.0 million in cash, $1.9 million promissory note payable to the sellers, 41,521 shares of our common shares, and the assumption of certain liabilities. Through the acquisition, we acquired substantially all of the assets of the target, consisting primarily of technology and intellectual property which included a portfolio of patents. The acquisition supports and widens our M2M platform capabilities in real-time monitoring of critical assets and events.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The table below summarizes the purchase price allocation among the tangible and intangible assets assumed in the acquisition (dollars in thousands):

		Useful
Allocation	Fair Value	Lives
Inventory	$46	n/a
Customer list	1,241	7
Patents	748	12
Software	215	3
Other intangible assets	211	5
Goodwill	2,580	Indefinite
Deferred revenue	(665)	n/a
Net assets acquired	$4,376

Total consideration for the purchase was $4.4 million and was allocated to identifiable assets purchased and liabilities assumed based on estimated fair value.  The fair values of intangible assets other than goodwill were estimated common valuation techniques. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover.  The valuation of patents was also based on an income approach with key assumptions including estimated royalty rates to license the patents from a third party and the remaining term of the patents. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs.

The excess of the total consideration over the fair value of the net assets acquired was recorded as goodwill in our M2M reporting segment. The $2.6 million portion of the purchase price allocated to goodwill represents expected synergies of the combined businesses and the value that the acquisition provides to support and widen our M2M platform capabilities in real-time monitoring of critical assets and events. Goodwill is expected to be fully deductible for tax purposes.  Amortization charges were approximately $0.1 million in 2012 and are expected to be $0.4 million for the full year 2013.

Although the acquisition of assets includes an active base of customers that currently generate recurring revenue, the financial impact was insignificant in 2012 and is expected to be modest during 2013.  If we had made the acquisition as of January 1, 2011, total pro forma consolidated revenue would have been higher by approximately $1.3 million and pro forma consolidated net income lower by less than $0.1 million for the year ended December 31, 2012. Total pro forma consolidated revenue would have been higher by approximately $1.1 million for the year ended December 31, 2011 and pro forma consolidated net income lower by less than $0.1 million for the same period.

General and administration expense for the year ended December 31, 2012 includes estimated acquisition-related costs of less than $0.1 million.  In addition, there were nominal interest charges during the year ended December 31, 2012 and it is expected that less than $0.1 million in annual interest charges will be incurred in 2013, as a result of the transaction structure that included $1.9 million in seller-financing.

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivables and related allowance for doubtful accounts consisted of the following:

	December 31,
(in thousands)	2012	2011
Accounts receivable	$9,096	$6,464
Unbilled accounts receivable	668	618
Allowance for doubtful accounts	(383)	(236)
	$9,381	$6,846

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE D – FINANCING RECEIVABLES

We lease certain hardware devices to a small number of hardware distributors under sales-type leases expiring in various years through 2017.  These receivables typically have terms from two to four years and bear interest at various rates.  The devices are not functional without an active service agreement with us.  Since we can de-activate devices for non-payment, we have established a history of successfully collecting amounts due under the original payment terms without making any concessions to customers.  As a result, we satisfy the requirement of revenue recognition.  In addition, our long-standing relationship with these customers supports our assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows:

	December 31,
(in thousands)	2012	2011
Total minimum lease payments receivable	$1,923	$697
Unearned income	(82)	(34)
Present value of future minimum leases payments receivable	1,841	663
Less current portion	(512)	(165)
Amounts due after one year	$1,329	$498

Future minimum lease payments to be received subsequent to December 31, 2012 are as follows (in thousands):

2013	$547
2014	553
2015	481
2016	342
Net lease receivable	$1,923

Our financing receivables are comprised of a single portfolio segment because of the small number of customers and the similar nature of the sales-type leasing arrangements.  We evaluate the credit quality of financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of our customers.  In addition to specific account identification, we utilize historical collection experience from our population of similar customers to establish any allowance for credit losses.  Financing receivables are placed in non-accrual status after 60 days of nonpayment and written off only after we have exhausted all collection efforts.  We have been successful collecting financing receivables and consider the credit quality of such arrangements to be good, especially as the underlying service is required for functionality and can be deactivated for non-payment.  We have not experienced any credit losses for any period in the three years ended December 31, 2012.

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms.  As of December 31, 2012, there were no financing receivables past due.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2012	2011
Prepaid expenses	545	766
Debt issuance costs	80	43
Deferred costs	804	52
Other	82	96
	$1,511	$957

NOTE F – INVENTORY

Inventory consisted of the following:

	December 31,
(in thousands)	2012	2011
Raw materials	$922	$1,290
Work-in-progress	6	14
Finished goods	6,937	6,331
Reserve for obsolesence	(362)	(578)
	$7,503	$7,057

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2012	2011
Leasehold improvements	$340	$1,443
Plant and equipment	2,783	11,703
Furniture and fixtures	511	917
Total property and equipment	3,634	14,063
Accumulated depreciation and amortization	(1,184)	(12,811)
	$2,450	$1,252

During the year ended December 31, 2012, we wrote off $12.3 million of fully depreciated and amortized property and equipment.  Depreciation and amortization of property and equipment for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $0.7 million, and $0.9 million, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE H – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

	December 31, 2012				December 31, 2011
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	2.66	$6,354	$(1,848)	$4,506	$11,411	$(8,023)	$3,388
Patents, trade and service marks	6.10	13,490	(10,870)	2,620	14,084	(11,232)	2,852
Customer relationships	5.48	1,966	(294)	1,672	914	(221)	693
Other intangible assets	1.88	2,387	(525)	1,862	2,285	(930)	1,355
		$24,197	$(13,537)	$10,660	$28,694	$(20,406)	$8,288

We did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2012.  During the year ended December 31, 2012, we wrote off $9.0 million of fully amortized intangible assets.  Amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.7 million, $2.4 million, and $2.5 million, respectively. In addition, $0.1 million of amortization of intangible assets is recorded in cost of subscription revenue in the accompanying consolidate statement of operations and comprehensive income (loss) for the year ended December 31, 2012. No amortization was recorded in cost of sales for the years ended December 31, 2011 or 2010.

At December 31, 2012 and 2011, we have capitalized approximately $1.7 million and $1.0 million, respectively of internally generated software development costs.  Amortization of capitalized software development costs for the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $1.0 million and $0.9 million, respectively included in total amortization disclosed above.

We expect amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2012 (in thousands):

2013	$3,129
2014	2,342
2015	1,564
2016	725
2017	592

Goodwill

The carrying amount of goodwill for each of the two years for the period ended December 31, 2012 is as follows (in thousands):

		Other
	M2M	Services	Total
Balance January 1, 2011 and 2012	$22,838	$949	$23,787
Acquired goodwill, year ended December 31, 2012	2,580	-	2,580
	$25,418	$949	$26,367

During 2012, we added $2.6 million of goodwill through the acquisition of a small technology business on October 1, 2012 (see Note B for additional information).

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

During 2012 and 2011, we prepared an analysis using standard modeling techniques to estimate fair market value for each of the three reporting units with goodwill: Wireless (excluding Orbit One), Satellite (Orbit One) and BNI Products and Services.  This analysis included a combination of a discounted cash flow models and, where available, the use of public company market comparables in similar industries.

We have not recorded any goodwill or long-lived intangible asset impairment losses for the years ended December 31, 2011 and 2012.

NOTE I – OTHER ASSETS – LONG TERM

Other assets – long term consisted of the following:

	December 31,
(in thousands)	2012	2011
Prepaid carrier fees	$1,880	$2,060
Cost-basis investments	522	522
Debt issuance cost	101	103
Deposits	195	124
	$2,698	$2,809

During 2011, we purchased and installed telecommunication infrastructure equipment and related equipment to improve the capacity and functionality of our devices operating on one of our carrier networks.  To comply with the needs of one of our carriers and in exchange for more favorable carrier fees, we transferred the legal right to the equipment to the vendor.  Thus, our existing agreement with this vendor was amended to provide for the new carrier fees and the legal transfer of the equipment.  We accounted for this transaction as a non-monetary exchange.  The $2.2 million cost of the equipment was determined to be its fair value and we recorded this transaction by transferring the equipment cost to prepaid carrier fees.  The prepaid expense is being amortized as a reduction in cost of sales for subscription revenue on a straight-line basis over the term of the agreement, which is ten years.

As of December 31, 2012 and 2011, we held investments with a combined value of $0.5 million in two privately-held companies.  These investments are accounted for on a cost basis as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our consolidated financial statements and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we determine that the carrying value of the cost-method investments are in excess of estimated fair value, we will record an impairment charge in other, non-operating income (expense), net to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. As of December 31, 2012, no events had occurred that would adversely affect the carrying value of these investments, therefore, the fair value of the cost-method investments is not estimated. We have not recorded any impairment charges for these cost-method investments during years ended December 31, 2012, 2011 or 2010.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE J – INCOME TAXES

The (benefit) provision for income taxes consisted of the following:

	December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$(16)	$41	$52
State	36	69	55
Foreign	-	-	(36)
Reserve for Uncertain Tax Positions	(41)	(166)	(61)
Deferred:
Federal	(4,424)	-	(145)
State	(364)	-	(9)
	$(4,809)	$(56)	$(144)

Income taxes recorded by us differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax (benefit) provision at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations and comprehensive income (loss) for the respective periods:

(in thousands)	December 31,
	2012	2011	2010
Income tax expense (benefit) computed at
U.S. corporate tax rate of 34%	$801	$611	$(178)
Adjustments attributable to:
Deferred balance true-up	-	302	75
Valuation allowance	(5,544)	(993)	631
Federal alternative minimum tax	(16)	41	52
State income tax	36	69	145
Foreign income tax	-	-	(36)
Reserve for uncertain tax positions	(41)	(166)	(61)
Non-deductible expenses	(55)	80	153
Tax goodwill	-	-	(928)
Stock option shortfall	10	-	1
Other	-	-	2
	$(4,809)	$(56)	$(144)

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The components of our net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2012	2011
Current deferred tax asset (liability):
Inventories	$245	$368
Accrued expenses	64	72
Net operating loss carry forward	984	-
Other	205	165
Valuation allowance	(451)	(615)
	1,047	(10)
Non-current deferred tax asset (liability):
Intangible assets	686	4,319
Federal net operating loss carry forward	12	12
Net operating loss carry forward	2,365	5,818
Tax credit carry forward	1,372	1,394
Difference between book and tax
Basis of property	(53)	(1,917)
Other	1,021	769
Valuation allowance	(1,662)	(10,385)
	3,741	10
Net deferred tax assets	$4,788	$-

During the year ended December 31, 2012, we determined that it would be more likely than not that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable.  This determination was based on our sustained profitable operating performance over the past three years and continued expectations for future income.  Accordingly, we released our valuation allowance against these items.  We have maintained a valuation allowance against certain deferred tax assets that we determined we would more likely than not utilize before expiration.  These deferred tax assets consist of certain state net operating losses, tax credits, and foreign net operating losses.  As a result of the release of the valuation allowance we recognized a deferred tax benefit of $4.8 million.

Net operating loss carry forwards available at December 31, 2012, expire as follows:

(in thousands)		Year of
	Amount	Expiration

Federal net operating losses	$2,891	2021-2029
State net operating losses	52,353	2017-2030
Minimum tax credit carry forward	814	n/a
General business credit carry forward	559	2012-2023

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2009 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE K – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2012	2011
Accrued expenses	$333	$809
Sales tax payable	104	-
Payroll liabilities	429	583
	$866	$1,392

NOTE L – DEBT

On May 4, 2010, we and our subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”).  On April 25, 2011, we, our subsidiaries and the Bank entered into an Amended and Restated Loan and Security Agreement in order to, among other things, increase the revolving line of credit from $5.0 million to $10.0 million.  On November 5, 2012, we further amended our Loan and Security Agreement (the “Amended Loan Agreement”) with the Bank.  This amendment created a total loan facility of $19.8 million (the “Credit Facility”) which included a $10.0 million acquisition line of credit (the “Acquisition Line”); a $5.0 million revolving line of credit and the conversion of existing borrowings from the Bank to a $4.8 million Term Loan.  The revolving line of credit and the Term Loan are for working capital and general business requirements.  The Acquisition Line is to finance permitted acquisitions which are defined as a similar line of business as us or a reasonable extension thereof.

The amount available to us under the revolving line of credit and the acquisition line at any given time is the lesser of (a) $15.0 million or (b) the amount available under its borrowing base (two and half  times Adjusted EBITDA (as defined in the Amended Loan Agreement), measured on a 12 month trailing average) minus (1) the dollar equivalent amount of all outstanding letters of credit plus an amount equal to the letter of credit reserve amount (as set forth in the Amended Loan Agreement), (2) 10% of each outstanding foreign exchange contract and (3) any amounts used for cash management service.  We are obligated to repay the principal amount of the Term Loan in consecutive quarterly installments of $300,000 each.  We must also repay 5% of the principal amount outstanding under the Acquisition Line on the first day of each calendar quarter.  We had total available credit under the Credit Facility of $6.7 million.

All unpaid principal and accrued interest on the Term Loan and the revolving line of credit is due and payable in full on April 25, 2015, which is the maturity date.  The maturity date of the Acquisition Line is November 4, 2017.  Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries, excluding our intellectual property except for the related the accounts and proceeds of such property.  In addition, we are required to meet certain financial covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability.  The Amended Loan Agreement contains customary events of default.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the Credit Facility may be accelerated.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business.  This promissory note bears interest at the greater of prime plus 1% or 4.25% (4.25% as of December 31, 2012) and is payable in monthly installments through September 2015.

As of December 31, 2012, the balance outstanding on the Term Loan, Acquisition Line and the Promissory Note was $4.5 million, $2.0 million and $1.8 million, respectively.  We were in compliance with all of the Bank’s financial covenants at December 31, 2012 and there were no outstanding letters of credit.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

All outstanding amounts of principal and accrued interest on both the Term Loan and the Acquisition Line were repaid in January 2013 (See Note V).

NOTE M – WARRANTS

We have outstanding warrants purchased by accredited investors as defined by securities regulations.  The holders of the warrants have the right to purchase shares of our common stock at exercise prices ranging from $7.73 - $10.13 at December 31, 2012.  At the dates of issuance, the fair values of the warrants were determined utilizing the Black-Scholes valuation model.  The assumptions used in calculating the values per the Black-Scholes model included risk-free rates, volatility and dividend yield.  The warrants were fully exercisable as of the date of issue and there were no new warrants issued during the years ended December 31, 2012 or 2011.

The following table represents the activity related to common stock warrants for the years ended December 31, 2012 and 2011:
	December 31,
	2012		2011
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding warrants at January 1	338,166	$8.03	582,166	$6.87
Exercised	(66,665)	5.62	(244,000)	5.26
Expired	(4,874)	5.51	-	-
Outstanding warrants at December 31	266,627	$8.68	338,166	$8.03

All of the remaining warrants expire during the year ended December 31, 2013.

NOTE N – SHARE-BASED COMPENSATION

Compensation cost is recognized for all share-based payments granted and expected to vest and is based on the grant-date fair value estimated using the Black-Scholes option pricing model and a lattice model for awards with market conditions.  Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by our stock price, as well as our valuation assumptions.  These variables primarily include our expected stock price volatility over the estimated life of the awards, and actual and projected employee stock option exercise behaviors.

As employees vest in their awards, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.  Share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates.  Share-based compensation is adjusted based on actual forfeiture experience.  For the years ended December 31, 2012, 2011 and 2010, share-based compensation expense was $1.4 million, $1.2 million and $0.9 million, respectively.

We have outstanding stock options and stock appreciation rights granted pursuant to two stock option plans, the Long Term Incentive Plan (the “1999 Plan”), which was adopted in 1999, and the 2006 Long Term Incentive Plan (the “2006 Plan”), which was adopted in 2006.  The 1999 Plan was terminated and replaced by the 2006 Plan.  Stock options outstanding under the 1999 Plan remain in effect, but no new stock options may be granted under that plan.  Stock options issued under the 2006 Plan and the 1999 Plan typically vest ratably over a four-year period and have a ten year term.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

During 2010, the Board of Directors and shareholders approved an amendment to the 2006 Plan, to (a) increase the maximum aggregate number of shares authorized for issuance under the 2006 Plan from 0.8 million shares to 1.5 million shares (in each case prior to taking into account provisions under the 2006 Plan allowing shares that were available under our predecessor stock incentive plan as of its termination date (and shares subject to stock options granted under the predecessor plan that expire or terminate without having been fully exercised) to be available again for issuance under the 2006 Plan) and (b) permit share settled stock appreciation rights (SARs) to be issued under the 2006 Plan.

Under the 2006 Plan, a recipient of a stock appreciation right is generally entitled to receive, upon exercise and without payment to us (but subject to required tax withholdings), that number of shares having an aggregate fair market value as of the date of exercise not to exceed the number of shares subject to the portion of the SAR exercised, multiplied by an amount equal to the excess of (i) the fair market value per share on the date of exercise of the SAR over (ii) the fair market value per share on the date of grant of the SAR (or such amount in excess of the fair market value per share as the administrator may specify).  The terms and conditions applicable to a SAR (including upon termination or change in the status of employment or service of the recipient with us and our subsidiaries) shall be determined by the administrator and set forth in the award agreement applicable to the SAR.

The fair value of stock options and SARs at date of grant was estimated using the Black-Scholes option pricing model, and for grants that require achievement of market conditions, a lattice model with a Monte Carlo simulation.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected term of the option.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.  Forfeitures are estimated based on employment termination behavior, as well as an analysis of actual option forfeitures.  Dividend yield is zero as there are no payments of dividends made or expected.  We consider the exercise behavior of past grants and model the pattern of aggregate exercises to estimate the expected term.

The assumptions to estimate the grant date fair value of stock options and SARs, including those with market conditions, granted for each of the three years in the period ended December 31, 2012 are summarized as follows:

Assumptions:	December 31, 2012	December 31, 2011	December 31, 2010
Expected volatility	69.8% - 72.4%	66.6% - 77.1%	72.5% - 80.3%
Weighted-average volatility	71.82%	72.51%	77.59%
Expected dividends	0%	0%	0%
Expected term (in years)	6.2 – 6.3	3.5 – 10.0	4.0 – 7.0
Risk-free rate	1.03%	1.91%	0.98%

A summary of stock option and SAR activity for the year ended December 31, 2012 follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, January 1, 2012	2,224,743	$5.55
Awards granted	228,000	9.32
Awards exercised	(638,011)	4.16
Awards forfeited	(135,750)	7.31
Awards expired	(16,500)	10.00
Outstanding, at December 31, 2012	1,662,482	$6.37
Exercisable at December 31, 2012	958,521	$6.21

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

As of December 31, 2012, stock options and SARs are further summarized as follows:

		Fully Vested
	Outstanding	and Exercisable
Total shares	1,662,482	958,521
Aggregate intrinsic value (in thousands)	$11,251	$7,252
Weighted-average remaining contractual term (years)	5.7	4.4

We issued SARs for a total of 50,000 shares during the year ended December 31, 2012 with annual stock price targets and time-based vesting over four years.  As of December 31, 2012, stock options and SARs with annual stock price targets have been issued and are outstanding for a total of 352,000 shares, of which 136,250 are exercisable.

The weighted average grant-date fair value of stock options and SARs granted during the years ended December 31, 2012, 2011 and 2010 was $5.99, $4.47 and $2.92, respectively. The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $4.0 million, $0.4 million and $0.2 million, respectively.

During 2010, we issued approximately 3,000 shares of common stock in exchange for stock options to purchase 25,000 shares of common stock in connection with the cashless exercise of stock options with an exercise price of $7.38 per share and based on the market value of our common stock of $8.83 per share.  During 2011, we issued approxiamtely 2,000 shares of common stock in exchange for stock options to purchase approxiamtely 6,000 shares of common stock in connection with the cashless exercise of stock options with an average exercise price of $7.40 per share and based on the market value of our common stock of $9.74 per share.  During 2012, we issued approximately 278,000 shares of common stock in exchange for stock options and SARs to purchase approximately 608,000 shares of common stock in connection with the cashless exercise of stock options and SARs with an average exercise price of $4.17 per share and based on the weighted-average market value of our common stock of $10.21 per share.

We issued non-vested restricted shares to independent directors under the 2006 Plan.  We recognize the expense associated with shares over the one year vesting term.  The expense is based on the fair market value of the shares awarded at the date of grant, times the number of shares awarded.  A summary of restricted non-vested share activity for the year ended December 31, 2012 is as follows:

		Weighted
		Average Fair
	Shares	Value
Outstanding, as of January 1, 2012	50,711	$9.40
Granted	54,000	8.92
Vested	(50,711)	9.40
Outstanding, as of December 31, 2012	54,000	$8.92

The total fair value of the non-vested restricted stock that vested during the year ended December 31, 2012 was $0.5 million as of the vesting date. No shares vested prior to the year ended December 31, 2012.

As of December 31, 2012, total unrecognized compensation costs related to all unvested share-based compensation was $2.9 million, expected to be recognized over a weighted-average period of 1.4 years.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE O – OTHER EXPENSE (INCOME), NET

Other expense (income), net includes $0.5 million during the year ended December 31, 2012 for additional financing costs related to assets previously transferred to a vendor in a nonmonetary exchange.  See Note I Other Assets – Long Term.

NOTE P – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

For the year ended December 31, 2012 and 2011, there were no customers that accounted for 10% or more of consolidated revenue.  At December 31, 2012, one customer accounted for 19% of outstanding accounts receivable.  The amount owed by this customer at December 31, 2012 was $1.9 million and was subsequently received on January 4, 2013.  There were no customers that accounted for more than 10% of accounts receivable at December 31, 2011.

We had two suppliers from which our purchases were 49% of our hardware cost of sales and two suppliers from which our purchases were 51% of our service cost of sales for the year ended December 31, 2012.  Our accounts payable to these suppliers was $3.2 million at December 31, 2012.

We had one supplier from which our purchases were 36% of our hardware cost of sales and two suppliers from which our purchases were 46% of our service cost of sales for the year ended December 31, 2011.   Our accounts payable to these suppliers was $1.7 million at December 31, 2011.

We had two suppliers from which our purchases were 51% of our hardware cost of sales and two suppliers from which our purchases were 49% of our service cost of sales for the year ended December 31, 2010.

Related parties that we conducted business with include the law firm of Salisbury & Ryan LLP and Mr. E. James Constantine. Mr. Ryan, a member of our Board of Directors, is a partner in the law firm of Salisbury & Ryan LLP.  Salisbury & Ryan LLP provides legal services to us.  Mr. Constantine is also a member of our board of directors and during the year ended December 31, 2012 provided limited consulting services to us. During the year ended December 31, 2012, 2011 and 2010, Salisbury & Ryan LLP charged legal fees of $138,000, $134,000 and $361,000, respectively.  Our accounts payable to Salisbury & Ryan LLP was $19,000 and $20,000 at December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, Mr. Constantine charged consulting fees of $45,000.  We had no amounts due to Mr. Constantine at December 31, 2012 or 2011.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Capital Leases

We occasionally enter into capital leases for equipment. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.  The leased assets and obligations are recorded using our incremental borrowing rate at the inception of the lease.  As of December 31, 2012, we had no outstanding capital leases.  The cost of assets financed by a capital lease obligation was $0.9 million with a net book value of $0.8 million as of December 31, 2011. The term of the original lease expired in 2012. Obligations under capital leases were $0.2 million at December 31, 2011.

Operating Leases

We lease certain property and equipment under non-cancelable operating leases.  The leases expire at various dates through 2022.  Certain of our leases for office space have annual periods of free rent and escalation clauses of 2.5% to $1.00 per square foot.  The leases also have options to renew for 60-65 months at the end of their terms.  Rent expense, including short-term leases, amounted to approximately $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2012, are as follows (in thousands):

Year Ending December 31,
2013	545
2014	1,070
2015	1,103
2016	1,127
2017	994
Thereafter	5,070
$9,909

NOTE R – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan, a plan that covers all eligible employees of Numerex Corp. and its subsidiaries.  Employees are eligible for participation beginning on their first day of employment.  We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made.  Our contribution is made in cash on a monthly basis.  Our matching contributions are vested over a three year period at a rate of 33% per year.  Approximately $0.2 million was expensed in each of the three years in the period ended December 31, 2012.

NOTE S – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents.  For periods in which we have net income, we compute diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive employee stock options and SARs.

The numerator in calculating both basic and diluted income per common share for each period is the same as net income (loss). The denominator is based on the number of common shares as shown in the following table:

(in thousands, except per share data)	2012	2011	2010
Net income (loss)	$7,165	$1,854	$(380)
Common Shares:
Weighted average common shares outstanding	15,412	15,055	15,084
Dilutive effect of common stock equivalents	602	655	-
Total	16,014	15,710	15,084

Net earnings (loss) per common share:
Basic	$0.46	$0.12	$(0.03)
Diluted	$0.45	$0.12	$(0.03)

For the years ended December 31, 2012, 2011 and 2010, 0.4 million, 0.5 million and 1.5 million, respectively, of stock options, SARs and warrants were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

NOTE T – LEGAL PROCEEDINGS

As of December 31, 2012, we were not involved in any pending material litigation.

Litigation settlement and related expenses are summarized as follows:

	For the years ended December 31,
(in thousands)	2012	2011	2010
Accrued litigation settlement	$-	$-	$1,730
Legal fees associated w/ litigation	-	338	1,000
Other (underwriting/accounting)	-	-	295
	$-	$338	$3,025

NOTE U – SEGMENT INFORMATION

We have two reportable operating segments.  These segments are M2M and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO).  While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment gross profit. The CEO does not view segment results below gross profit, and therefore unallocated operating expenses, interest and other, net, and the (benefit) provision for income taxes are not broken out by segment.  Items below are reviewed on a consolidated basis.

Our revenues and gross profit by reportable segment are summarized below.
	For the years ended December 31,
(in thousands)	2012	2011	2010

Revenues:
M2M Services	$65,293	$57,212	$56,710
Other Services	1,447	1,148	1,533
	$66,740	$58,360	$58,243

Gross profit:
M2M Services	$28,030	$25,789	$24,873
Other Services	772	413	784
	$28,802	$26,202	$25,657

	December 31,
Identifiable Assets	2012	2011
M2M Services	$58,460	$47,985
Other Services	2,120	1,779
Unallocated Corporate	11,567	11,664
	$72,147	$61,428

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Revenue generated from customers based outside of the U.S. is summarized as follows:

	For the yeard ended December 31,
	2012	2011	2010
U.S.	88%	90%	92%
Canada	10	5	6
Others	2	5	2
	100%	100%	100%

Substantially all revenue generated from outside the U.S. and Canada is invoiced and collected in U.S. dollars. As of December 31, 2012 and 2011, long-lived assets located outside of the U.S. were less than 1% of total assets.

NOTE V – SUBSEQUENT EVENTS

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC.  Subject to market conditions, the registration statement allows us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement.  The registration statement was declared effective on May 2, 2011.

On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering to sell up to 2.3 million shares of our common stock, in addition to 0.3 million shares which were available for purchase by the underwriters, in an underwritten public offering.  The prospectus supplement was declared effective on January 24, 2013.  In January and February 2013, we received net proceeds of $28.1 million after underwriting fees and discounts in exchange for 2.7 million shares as a result of an underwritten public offering.  A portion of these proceeds were used to repay all outstanding amounts of principal and accrued interest on both the Term Loan and the Acquisition Line owed to Silicon Valley Bank in January 2013 (See Note L).

On February 21, 2013, we purchased substantially all of the assets and business of AVIDwireless, including intellectual property and know-how, product lines, certain prior art and several customer contracts.  The total purchase price consisted of approximately $0.9 million payable in Numerex common shares and $0.2 million in cash.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation of the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2013 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
April 2, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As discussed below, management identified material weaknesses in internal control over financial reporting as of December 31, 2012. Accordingly, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective at December 31, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f).  Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management identified deficiencies in our controls around the physical verification of inventory and our monthly reconciliation process.  Remediation of the inventory deficiency confirmed the accuracy of our perpetual inventory records and confirmed the physical existence of our inventory.  In addition, we have taken, and continue to take, steps to remediate the underlying causes of the material weakness related to our monthly reconciliation process, including additional reviews and testing of financial data by finance and accounting management personnel; re-evaluating formal policies, procedures and processes; and additional staff training and development.  Our management does not believe that either of these deficiencies had an adverse effect on our reported operating results or financial condition. Nonetheless, management considered these deficiencies to be material weaknesses and thus concluded that our internal control over financial control did not meet the criteria for effective internal control over financial reporting and thus was not effective.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to its management and our board of directors regarding the preparation and fair presentation of published financial statements.

We identified the following material weaknesses in internal control due to employee turnover within the accounting function, relocation of our primary warehouse facility and the lack of sufficient resources.  We are making every effort to address and remediate these material weaknesses.

Segregation of Duties:  The Company did not maintain effective internal controls over the information technology environment that would enforce appropriate segregation of duties.  Specifically, security access controls within the Company’s financial reporting application did not appropriately restrict access based on job responsibilities.

We intend to improve the segregation of duties with the combination of increasing finance personnel and reassigning certain responsibilities within the group.  We are also bringing in external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties.

Financial Close: The Company’s controls over the financial close process were not operating effectively.  This is primarily attributable to employee turnover within the accounting function and the lack of sufficient resources to perform financial close procedures in a timely manner. As a result, reconciliations were not performed and reviewed in a timely manner and manual journal entries were not reviewed or adequately supported.   Further, these financial close deficiencies, when combined with the segregation of duties findings above, resulted in ineffective monitoring controls in relation to the financial close process. As a result, these monitoring controls could not be relied upon to prevent or detect material errors.

We are in the process of identifying standard manual journal entries and non-standard journal entries so that appropriate levels of review are put in place and appropriate supporting documentation is retained.  We also engaged external experts to review our financial application utilization to maximize use of the system automated processes to reduce the number of required manual journal entries.    We are also adding additional qualified personnel so that the financial close process procedures can be performed in an appropriate and timely manner.

Non-routine transactions:  The Company did not maintain effective controls around the evaluation of complex, non-routine transactions to ensure such transactions are recorded in accordance with U.S. GAAP. This weakness impacted the accounting for debt and leases.

We added the identification and review of non-routine transactions to our monthly financial review meetings including documenting such transactions and will seek external expertise on the appropriate accounting treatment of such transactions. In addition, we intend to provide periodic internal control and accounting training sessions for the benefit of the accounting department, designed to ensure staff have the opportunity to further develop their knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

Inventory:  The Company did not maintain effective internal controls over the inventory transaction cycle.  Specifically, controls relating to the accurate counting of year-end inventory quantities were not operating effectively.  Additionally, controls relating to receiving inventory, including verifying quantities and condition of products received and comparing this information to the purchase order and vendor invoices were not operating effectively.

The relocation of our primary warehouse facility led to errors in the taking of the year end physical inventory and the misplacement of some supporting documentation, new personnel in the new warehouse locations have been hired and receiving ongoing training in the inventory management and documentation processes.

Contractual Agreements:  The Company did not maintain effective internal controls over evaluating contractual arrangements for proper accounting.  Additionally, controls relating to the proper approval and retention of these contracts were not operating effectively.  This material weakness related to revenue arrangements entered into by the Company and stock-based compensation awards.

New contracts will be discussed in our monthly financial review meetings, identifying those that may require different or new accounting treatment.  We are also investigating replacing our manual contract management processes that require manual routing for contracts for review with automated ones.  This will help make sure finance review for all new contractual arrangements occurs and are documented.  We will seek external expertise where necessary for new complex arrangements.

Our management or independent registered public accountants may identify other material weaknesses in our internal control over financial reporting in the future. The existence of material weaknesses or significant deficiencies in internal control may result in current and potential customers, vendors or stockholders losing confidence in our financial reporting, which could harm our business, financial condition, results of operations and the market price of our common stock. In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended. The inability to timely file periodic reports could result in the Securities and Exchange Commission revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on a public market. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the internal control over financial reporting of Numerex Corp. (a Pennsylvania Corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to segregation of duties, financial close, non-routine transactions, inventory, and contractual agreements have been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2012 annual report on Form 10-K.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated April 2, 2013, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management's remediation plans for the identified material weaknesses.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
April 2, 2013

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

Incorporated by reference from our Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.
Consolidated Financial Statements. All financial statements of the Company as described in Item I of this report on Form 10-K.   The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 37 of this report.

2.	Financial statement schedule included in Part IV of this Form:

Schedule II - Valuation and qualifying accounts

3.	Exhibits

3.11	Amended and Restated Articles of Incorporation of the Company

3.21	Bylaws of the Company

4.12	Common Stock Purchase Warrant, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd.

4.23	Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd.

10. 14	Registration Agreement between the Company and Dominion dated July 13, 1992

10. 25	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994, re: designation of director

10. 36	2006 Long-Term Incentive Plan (2006 Plan)*

10.47	Form of Non-Qualified Stock Option Grant Agreement (consultants) under 2006 Long-Term Incentive Plan*

10. 57	Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) under 2006 Long-Term Incentive Plan*

10. 67	Form of Incentive Stock Option Grant Agreement (employees) under 2006 Long-Term Incentive Plan*

10.78	Severance Agreement, by and between Stratton Nicolaides and the Company dated November 1, 2006. (Management Compensation Plan)*

10.88	Severance Agreement, by and between Alan Catherall and the Company dated November 1, 2006. (Management Compensation Plan)*

10.98	Severance Agreement, by and between Michael Marett and the Company dated November 1, 2006. (Management Compensation Plan)*

10.109	Form of Stock Appreciation Right Agreement under 2006 Long-Term Incentive Plan *

10.11 10	Loan and Security Agreement, by and among Numerex Corp., its subsidiaries and Silicon Valley Bank, dated as of May 4, 2010 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.12 11	Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as April 25, 2011.

10.13	Amendment Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, effective as of November 5, 2012. (Filed herewith)

11	Computation of Earnings Per Share

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton, LLP

24	Power of Attorney (included with signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

101	Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements Operations for the fiscal periods ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal period ended December 31, 2011, and (v) the Notes to Consolidated Financial Statements.**

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

1                          Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 0-22920)

2                          Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 0-22920)

3                          Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 0-22920)

4                          Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

5                          Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

6                          Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

7                          Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

8                          Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

9                          Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on May 27, 2010 (File No. 0-22920)

10                        Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on August 16, 2010 (File No. 0-22920)

11                                    Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 (File No. 0-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2012, 2011, 2010
(in thousands)

	Balance at	Additions
	beginning of	charged to			Balance at
Description	Period	expense	Deductions		end of Period
Year ended December 31, 2012:
Accounts and financing receivables
Allowance for uncollectible accounts	$236	$255	$(108)	a	$383
Inventory
Reserve for obsolescence	578	148	(364)		362
Deferred tax assets
Valuation allowance	11,000	-	(8,890)		2,110

Year ended December 31, 2011:
Accounts receivable
Allowance for uncollectible accounts	356	370	(490)	a	236
Inventory
Reserve for obsolescense	624	83	(129)		578
Deferred tax assets
Valuation allowance	11,970	-	(970)		11,000

Year ended December 31, 2010:
Accounts receivable
Allowance for uncollectible accounts	548	211	(403)	a	356
Inventory
Reserve for obsolescense	439	185	-		624
Deferred tax assets
Valuation allowance	11,339	-	631		11,970

(a)	Amounts written off as uncollectible, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:	/s/ Stratton J. Nicolaides

Stratton J. Nicolaides,

Chairman and Chief Executive Officer

Date: April 2, 2013

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

Signature	Title	Date

Chairman of the Board of Directors
/s/ Stratton J. Nicolaides	and Chief Executive Officer	April 2, 2013
Stratton J. Nicolaides
/s/ Brian C. Beazer	Director	April 2, 2013
Brian C. Beazer
/s/ George Benson	Director	April 2, 2013
George Benson
/s/ E. James Constantine	Director	April 2, 2013
E. James Constantine
/s/ John G. Raos	Director	April 2, 2013
John G. Raos
/s/ Andrew J. Ryan	Director	April 2, 2013
Andrew J. Ryan
/s/ Alan B. Catherall	Executive Vice President,	April 2, 2013
Alan B. Catherall	Chief Financial Officer, Principal
Financial and Accounting Officer