Form 10-K/A
period 2012-12-31
NUMEREX CORP /PA/
filed 2013-04-30
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 000-22920

NUMEREX CORP.

(Exact name or Registrant as specified in this charter)

PENNSYLVANIA (State or Other Jurisdiction of incorporation or organization)	11-2948749 (I.R.S. Employer Identification No.)

3330 Cumberland Blvd, Suite 700, Atlanta, GA 30339

(Address of principal executive offices, including zip code)

(770) 693-5950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, no par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☒      Non-accelerated filer ☐ Smaller reporting Company ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $95.3 million based on a closing price of $9.30 on June 29, 2012, as quoted on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Class A Common Stock as of April 19, 2013 was 18.3 million shares

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

TABLE OF CONTENTS

PART III:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11.	EXECUTIVE COMPENSATION	9
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	25

PART IV:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	25

SIGNATURES
2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Numerex Corp’s (“Numerex”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2013 (the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of providing the information required in Part III of Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Executive Officers

A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 2, 2013.

Information About our Board of Directors (the “Board”)

Listed below are the Company’s eight directors. All of the directors serve a one-year term expiring at the next annual meeting of shareholders.

Name	Age*	Position	Director Since
Brian C. Beazer	78	Director	2002
George Benson	78	Director	1995
E. James Constantine	66	Director	2008
Tony G. Holcombe	57	Director	2011
Stratton J. Nicolaides	59	Chairman of the Board and Chief Executive Officer	1999
Jerry A. Rose	54	Director	2013
John G. Raos	64	Lead Director and Vice-Chairman of the Board	2000
Andrew J. Ryan	54	Director	1996

*As of April 19, 2013

Set forth below is a brief description of the principal occupation and business experience of each of our directors, as well as the summary of our views as to the qualifications of each nominee to serve on the Board and each board committee of which he is a member. Our views are informed not only by the current and prior employment and educational background of our directors, but also by the Board’s experience in working with their fellow directors. All but two directors have served on the Board for at least three years, and certain directors have ten or more years of experience on our Board. Accordingly, the Board has had significant experience with the directors and has had the opportunity to assess the contributions that the directors have made to the board as well as their industry knowledge, judgment and leadership capabilities.

Brian C. Beazer has served as a director of the Company since June 2002. Mr. Beazer is currently the Non-Executive Chairman of the Board of Beazer Homes USA Inc. a national homebuilder headquartered in Atlanta, Georgia, and has served as a director of Beazer since its inception in November 1993. Mr. Beazer served as CEO of Beazer PLC or its predecessors from 1968 to 1991 and as Chairman of that company from 1983 until the date of its acquisition by an indirect, wholly owned subsidiary of Hanson PLC effective December 1, 1991. Mr. Beazer is also a director of Beazer Japan, Ltd., and Seal Mint, Ltd.    As a result of Mr. Beazer’s long tenure at Beazer Homes USA, a public company, he provides valuable business, leadership and management insights into strategic direction and business operations, among other things.  Mr. Beazer’s brings expertise in residential real estate, an important market for our products and services.  In addition, through his experience at Beazer Homes, Mr. Beazer brings financial expertise as well as executive compensation experience, qualifying him to serve on our Audit Committee. His service on the Board of Beazer Homes provides the Nominating and Corporate Governance Committee with valuable insight on the selection of directors and corporate governance practices.

George Benson has served as a director of the Company since June 1995. Mr. Benson is currently Chairman and CEO of Wisconsin Wireless Communications Corp. and has served in such role since 1992.  He also founded Airadigm Communications, Inc. in 1994 and served as its Chairman and CEO until his retirement as Chairman Emeritus in June of 1999. We believe that Mr. Benson’s deep expertise in wireless communication provides a strong operational and strategic background and adds valuable business, leadership and management experience and insights into many aspects of our business.   Mr. Benson’s experience in developing appropriate compensation for the executives and senior management of his other companies qualifies him to serve on our Compensation Committee, and his experience on our board, as well as his management experience with Wisconsin Wireless Communications Corp, provides him with a solid background for service on our Auditing Committee.

E. James Constantine has served as a director of the Company since October 2008. From 2006 through 2011, Mr. Constantine has served as CEO of HPE America LLC, a holding of Piero Ferrari involved in power train development for NASCAR and Formula 1 racing vehicles. From February 2003 until July 2006, Mr. Constantine was the CEO of Delta Motors LLC and a private holding company, MY Ventures, LLC, which held entities engaged in development of embedded cellular transceivers, GPS and location-based services and technology, special purpose vehicles, and commercial real estate. He previously served on tof Governors of Claremont McKenna College’s Kravis Leadership Institute, and was the commercial consultant to the City of Los Angeles for the creation of its electric vehicle initiative and development of the first parallel hybrid vehicle. Mr. Constantine’s tenure as CEO of a company in the auto industry and a wireless communications company provide valuable business, leadership and management experience, including expertise in creating value and product development for our customers in the auto and real estate sectors.   Mr. Constantine’s experience as a CEO also provides valuable insights to our Nominating and Corporate Governance Committee and Audit Committee.

Tony G. Holcombe was appointed as a director on October 1, 2011. Currently, Mr. Holcombe is Vice Chairman of the Board of Syniverse, where he served as that company’s President and CEO from 2006 to 2011. He has been a member of the Syniverse Board since 2003. During his time as President and CEO of Syniverse, Mr. Holcombe’s many accomplishments included diversifying the business through several key acquisitions; defining a strategic vision that transformed Syniverse from a North American roaming and clearing house provider to a leading global provider of technology and business services to the mobile industry; and solidifying The Carlyle Group as the company’s single investor in January 2011 for $2.6 billion. Before becoming Syniverse’s President and CEO, Mr. Holcombe served as president of Emdeon Corp., formerly WebMD, and as president of Emdeon Business Services. Mr. Holcombe has more than 20 years of executive-level experience in the transaction processing and technology services industry. He was CEO of Valutec Card Solutions and served in various executive positions at Ceridian Corporation, including EVP of Ceridian Corporation, president of Ceridian Employer Employee Services and president of Comdata. Mr. Holcombe received his bachelor’s degree from Georgia State University, where he currently serves as an Advisors for the Robinson College of Business. Mr. Holcombe’s wide-ranging business experience provides valuable knowledge to our Nominating and Governance Committee.

Stratton J. Nicolaides has served as CEO of the Company since April 2000, and served as COO from April 1999 until March 2000, and as Chairman of the Board since December 1999. In 2007, Mr. Nicolaides began serving as a director of the Taylor Hooton Foundation, a non-profit organization formed to fight steroid abuse by America’s youth. He was elected to the Telecommunications Industry Association (TIA) Board of Directors in November, 2011.   With his years of experience in the wireless communication industry, including more than fourteen years of senior management experience at Numerex, we believe that Mr. Nicolaides’s deep industry knowledge and his expertise in our operations, product development, competitive intelligence and corporate strategy provides the Board with significant insight across a broad range of issues critical to our business.

John G. Raos has served as a director of the Company since February 2000, now serves as Lead Director, and was named Vice-Chairman of the Board in March 2008. Since August 2010, Mr. Raos has been CEO of Strategic Investments, LLC, a privately owned investment management and holding company. Mr. Raos served as a director CEO of Precision Partners, Inc., a global, diversified manufacturing and engineering services company from July 2000 until June 2010. From June 1995 until January 2000, Mr. Raos served as President and COO and was a director of US Industries, Inc. From February 1999 until January 2000, Mr. Raos also served as Chairman and CEO of Strategic Industries, Inc., a US Industries subsidiary. Prior to June 1995, Mr. Raos served as President, COO, and a director of Hanson Industries, Inc., the North American arm of Hanson Plc. Mr. Raos also served as a director of Hanson Plc from 1990 until 1995 and during his career at Hanson Industries, Inc. held positions of CFO, Corporate Controller and Treasurer.  Mr. Raos is also a director of Aeromet Holdings, Plc, a United Kingdom producer of aerospace castings, and serves as Non-Executive Chairman of Excello Asia, a privately held financial advisor/boutique investment bank, headquartered in Hong Kong. Mr. Raos is a member of the American Institute of Certified Public Accountants (AICPA) and National Association of Corporate Directors (NACD).

We believe Mr. Raos’ more than 10 years of service as a director of Numerex and his career experience in the business markets which we serve provides the Board with valuable perspective on the issues facing the Company and insight into the markets we serve, and assists our Compensation Committee in developing our compensation policies and practices in order to secure talented employees, management and directors.  We believe that Mr. Raos’s operating experience brings a valuable perspective to the Board both with respect to accounting and financial and strategic aspects of our business and to the Audit Committee on which he serves as Chairman and “audit committee financial expert.”

Jerry A. Rose was recently appointed to the board in 2013 and brings a successful track record of leading and driving growth in key businesses such as General Electric and United Technologies Corporation. After graduating in 1980 from Brigham Young University in Business Management, Mr. Rose began his career in sales and marketing with Chytraus Distributing and joined GE in 1984. Mr. Rose held several global leadership positions while at GE including roles in GE’s Appliances, Lighting and Security businesses. In 2007 he became an officer of GE and led the product development strategies for the Fire & Security business. Mr. Rose was instrumental in the disposition of GE Security to United Technologies Corporation in 2010 and joined UTC as Vice President of Global Product Management where he drove business integration and built a global team to develop and execute critical strategies for growth.

Andrew J. Ryan has served as a director of the Company since May 1996. Mr. Ryan has practiced law with the law firm of Salisbury & Ryan since August 1994 and serves as the Board designee of Gwynedd Resources, Ltd. in accordance with its contractual right to designate a member of the Board.  Mr. Ryan’s wide-ranging legal practice and breadth of experience gained with his more than 15 years of experience with the Company has been of particular value in assisting the Board with evaluating business and strategic issues.  Mr. Ryan provides the Board with significant operational insights regarding operational strategies and corporate governance issues.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Right to Designate Director

The Company has entered into an agreement providing Gwynedd Resources Ltd. (“Gwynedd”) the right to designate one director to the Board. Additionally, if the Board consists of more than seven directors, Gwynedd, at its option, may designate one additional director. Any designee’s appointment will be subject to the exercise by the Board of its fiduciary duties and the approval of the Company’s shareholders upon the expiration of any appointed term at the next annual meeting of shareholders. Gwynedd’s right to designate a director will cease at such time as Gwynedd’s equity interest in the Company drops below 10% of the outstanding shares of Common Stock. Mr. Ryan currently serves as Gwynedd’s sole designee on the Board.

Section 16(a) Beneficial Ownership Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and persons who are the beneficial owners of more than 10% of the outstanding Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Based solely on a review of the copies of reports furnish to, or filed by, us and written representations that no other reports were required, we believe that during FY 2012, the Company’s officers and directors complied with all applicable Section 16(a) filing requirements, except as follows:

There were three late Form 4 filings in 2012 as follows: July 6, 2012 and December 3, 2012 board compensation for EJ Constantine; sale of stock November 19, 2012 for E. J. Constantine.

Board Committees

The Board has a standing Audit and Finance Committee (the “Audit Committee”), Compensation Committee (the “Compensation Committee”), and Nominating and Corporate Governance Committee (the “Nominating Committee”). The Board has determined that all committee chairs and committee members are independent under the applicable NASDAQ and SEC rules. The members of each of the Company’s committees are identified in the table below.

Name	Audit Committee	Compensation Committee	Nominating Committee
Brian C. Beazer	*	*	Chairman
George Benson	*	Chairman	*
E. James Constantine	*	*	*
Tony G. Holcombe			*
Stratton J. Nicolaides
John G. Raos	Chairman	*
Andrew J. Ryan

Audit Committee

The Board has determined that John Raos, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by the SEC. The principal functions of the Audit Committee are to: (a) assist in the oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications and independence of the Company’s independent auditors and the performance of the Company’s independent auditors; (b) approve the selection, appointment, retention and/or termination of the Company’s independent auditors, as well as approving the compensation thereof; and (c) approve all audit and permissible non-audit services provided to the Company and certain other persons by such independent auditors.  The Audit Committee Charter is available on the Company’s Website at http://www.numerex.com/about/corporate-governance.

Compensation Committee

The Compensation Committee is responsible primarily for reviewing the compensation arrangements for the Company's executive officers, including the CEO, and for formulating the Company's equity compensation plans. The Compensation Committee Charter is available on the Company’s website at  http://www.numerex.com/about/corporate-governance.  All of the members of the Compensation Committee have been determined by the Board to be independent under applicable NASDAQ and SEC rules.

Nominating and Corporate Governance Committee

The Nominating Committee met     times during FY 2012. The Nominating Committee assists the Board in proposing qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board's effectiveness and helps develop and implement the Company's Corporate Governance Guidelines. The Nominating Committee reviews the performance of the Board and its committees. The Nominating Committee also considers nominees for election as directors proposed by shareholders. The Nominating Committee Charter specifies that the composition of the Board should reflect experience in the following areas: finance, compensation, sales and marketing, technology and production. The Nominating Committee Charter is available on the Company’s website at http://www.numerex.com/about/corporate-governance.

Code of Ethics

The Company has a Code of Ethics and Business Conduct (the “Code”) that applies to the Company’s directors, officers, and employees, including the Company’s CEO and CFO. The Code is available on the Company’s website at http://www.numerex.com/about/corporate-governance. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and NASDAQ rules.

Director Independence

The Board has determined that all Board members, excluding Mssrs. Nicolaides and Ryan, are independent under applicable NASDAQ and SEC rules. Furthermore, the Board has determined that each member of each of the committees of the Board is independent within the meaning of NASDAQ’s and the SEC’s director independence standards. In making this determination, the Board solicited information from each of the Company’s directors regarding several factors, including whether such director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving the Company, was involved in a debt relationship with the Company or received personal benefits outside the scope of such person’s normal compensation. The Board considered the responses of the Company’s directors, and independently considered all other material information relevant to each such director in determining such director’s independence under applicable SEC and NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the objectives, strategy and features of our executive compensation program, and it describes how the compensation of our leaders aligns with our corporate objectives and stockholder interests. Although our executive compensation program is generally applicable to each of our senior officers, this discussion and analysis focuses primarily on the program as applied to our “Named Executive Officers” (NEOs): the CEO, the CFO and the other officers included in the “Summary Compensation Table”.

Executive Summary

The Company requires a highly skilled, motivated and experienced executive team to lead its efforts to develop and sell complex end-to-end machine-to-machine (M2M) solutions that help customers monitor processes, equipment, condition or location. We must make investments that might not pay off for several years, while managing costs and staying ahead of a market that changes rapidly due to advances in technology and competitive conditions.

While our business offers great opportunities, as the uses of our products and services are almost limitless, there is potential for over-investment in initiatives that do not find a market. Consequently, our growth strategy balances revenue and earnings targets without letting either component get too far in front of the other. Annual cash bonuses for our executive team are based on achieving both revenue and earnings goals and are measured on a company-wide to drive alignment with shareholder results and to encourage teamwork.

In 2012, we continued to implement our strategy of emphasizing integrated sales that combine devices, network access and our applications. These integrated sales differentiate us against competitors and lead to improved margins and more regular and sustained customer revenue. Against 2011, total revenues increased by 14%, gross margin by 10% and operating earnings by $1.2M from $2.0M to $3.2M.

These results, however, fell short of our aggressive targets in these areas and, consequently, no NEO earned an incentive under our 2012 non-equity incentive plan by meeting or exceeding these targets. The CEO, elected to award discretionary bonuses of $10,000 to each of three NEOs who we believe made significant contributions in 2012 that will result in financial benefits in future years.

Base pay adjustments and equity grants are based partly on annual business results as noted above but primarily on other factors. These factors include evaluations of individual performance, reference to competitive benchmarks, the importance of maintaining management continuity, past increases in base pay, changes in job responsibilities and historical equity grants. No NEO received a base pay increase or equity grant in 2012.

PROCESS FOR SETTING EXECUTIVE PAY

The four-member Compensation Committee (the “Committee”) oversees the Company’s executive compensation program. All of the members of the Committee have been determined by the Board to be independent under applicable NASDAQ and SEC rules.

The Committee’s responsibilities include:

•	Establishing the overall level of targeted compensation for each NEO and how targeted compensation should be allocated among the three principal elements of compensation.
–	Base Salary;
–	Non-equity incentive plan awards – commonly referred to as cash bonuses;
–	Equity awards in the form of options to purchase company stock.
•	Setting the performance levels that must be achieved for NEOs to receive or exceed their targeted compensation.
•	Approving base pay adjustments for the NEOs after reviewing, among a number of factors, performance, business results and competitive benchmarks.
•	Approving non-equity incentive awards after reviewing the NEO’s performance and business results against established performance benchmarks.
•	Approving equity compensation grants to NEOs after reviewing, among a number of factors, performance, business results, prior equity grants, and competitive benchmarks.
•	Reviewing and recommending to the full board appropriate levels of board compensation.

The Company’s CEO and CFO participate in the Committee’s meetings and provide input into compensation decisions at the Committee’s request. In particular, the Company’s CEO participates by making recommendations on NEO compensation and input on objectives (other than for himself). The CEO’s compensation is determined solely by the Committee.

The Use of Compensation Consultants

The Compensation Committee has occasionally engaged a compensation consultant to provide survey data and “peer” company competitive compensation benchmarks, however it did not engage one in FY 2012.

The Use of Compensation Survey Data and Peer Companies

In considering the appropriateness of the Company’s compensation levels, the Committee refers to outside data, including data in respect of a defined “peer group” of companies that the Company believes approximate the Company in one or more meaningful ways, which may include such other companies’ revenues, market capitalization, operational and geographical structure, and industries.

Peer group data is not the only external data the Committee considers for assessing the competitive nature of its compensation programs, which also includes general industry compensation trends and the Committee’s experience in reviewing executive pay packages. Further, such competitive assessment itself is but one of the factors the Committee considers in establishing executive compensation.

The Company believes that the selection of a peer group to be used for assessing the competitiveness of its executive compensation levels is something that requires reconsideration every year. As a general rule, the Company expects to change certain members of the peer group from one period to another, as the Company refines its comparison criteria and as the Company and members of the peer group change in ways that make comparisons less or more appropriate. The peer group used for purposes of fiscal 2012 compensation benchmarking, as in prior years, consisted of companies in the technology and software industries that are, on average, of comparable size to the Company’s (the “peer” group) as follows:

Ambient	LoJack
Boingo Wireless	Meru Networks
Calamp	Network Equipment
Communications Systems	Orbcomm
Digi International	PcTel
Echelon	Procera Networks
Frequency Electronics	Sycamore Networks
Global Telecom & Technology	Telular
Globalstar	Tollgrade Communications
ID Systems	Westell Tech
KVH Industries
Lantronix

The Committee did not use peer group competitive data to evaluate pay for NEOs other than the CEO and CFO but looked to general compensation trends as well as competitive pay for the CEO and CFO positions. The reason for focusing on CEO and CFO pay is that the Company’s product and service offerings are somewhat unique and a number of senior level jobs at the Company – particularly those at the business unit level – are not readily comparable to jobs referred to in survey data. Further, the Company’s organization and executive responsibilities often evolve rapidly in response to market opportunities and business conditions, making matches between the Company’s jobs and survey jobs that much more problematic.

COMPETITIVE BENCHMARKS

The table below summarizes the peer group competitive data the Committee reviewed in 2012 along with the Company’s 2012 cash compensation and cash compensation plus 2012 equity grants.

While the Committee is not necessarily targeting median compensation for all positions at all times, the data indicates that pay for these two positions is well below median competitive benchmarks.

NEO COMPENSATION COMPARED TO COMPETITIVE BENCHMARKS(1)

	Median Competitive Compensation benchmarks based on the Peer Group			Incumbent Pay (FY 2012)
Title	Base	Cash Compensation: Base + Actual Bonus	Total Direct Compensation: Cash + Actual Equity Grants	Base	Cash Compensation Base + Actual Bonus	Cash + Actual Equity Grants in 2012 (1)
CEO	$371,700	$534,600	$1,057,200	$350,000	$350,000	350,000
CFO	$255,000	$355,100	636,200	$255,000	$265,000	$265,000

(1)	The Company does not have targeted equity grants; amounts included in this column are the value of equity grants made in 2012

COMPENSATION OBJECTIVES & INDIVIDUAL ELEMENTS

The Compensation Committee does not use any particular formula to determine targeted levels of executive pay or specific allocations among the foregoing components. Instead, the Committee looks to ensure that NEO compensation (1) is competitive with compensation provided to similarly situated executives at companies of similar size and complexity to the Company; (2) effectively drives short- and long-term performance and (3) is aligned with shareholders’ long-term interests.

The Committee draws on survey data, input from management and its own collective experience and expertise in deciding how much and in what way to pay the named executive officers.

The following describes the general purpose of each element of compensation and how the Committee makes pay decisions around each element.

Elements of Compensation

Base Salaries

We strive to provide competitive base salaries that allow us to attract and retain a high performing leadership team at a reasonable level of fixed costs. Base pay levels generally are set with reference to the market median, where such data is readily available, although exceptions can exist both above and below median to reflect a variety of factors such as skills and experience, individual performance track record, the difficulty of replacement and affordability. Base salaries are generally reviewed annually during the first quarter of the year, and at other times if an executive officer’s responsibilities have materially changed or other special circumstances warrant a review.

Non-Equity Incentive Based Awards

The annual “non-equity incentive based awards,” or cash bonuses, are designed to maintain NEO focus and motivation around annual activities deemed critical to growing shareholder value. In 2012, we continued our focus on a balance of growing revenue and growing earnings. In 2012, our earnings target was based on EBIT (Earnings before interest and taxes) and we also added a gross margin element to our bonus plan. Keeping our NEOs focused on EBIT is important in a technology-based, growth business such as ours where the opportunities for fruitful investment are plentiful but where there is also significant risk of over-investment in opportunities that may not yield a return on investment. Similarly, a gross margin target adds a focus on developing and selling those products that create the most value for our shareholders.

The incentive awards pay out at targeted levels if revenue, EBIT and gross margin achieve the challenging growth goals budgeted for the fiscal year. Goals for all our NEOs are based on company-wide results to encourage alignment among the business units. The Committee determined the revenue, EBIT and gross margin budgets prior to the fiscal year. Our Committee derives compensation targets from the same process by which we develop our internal annual budget for the current fiscal year and projections for future fiscal years. The Committee sets targets that it believes will be challenging for the named executive officer to achieve and will require significant growth and progress by the Company in furtherance of its business objectives.

A bonus is not paid if the budget targets are not achieved. These annual awards are subject to formulaic reductions if subscription growth is below targeted levels and can be further reduced at the Compensation Committee’s discretion based on an assessment of qualitative factors. The CEO has the discretion to grant or increase a bonus, subject to a dollar limit set by the Compensation Committee, for all NEOs excluding himself, based on his assessment of qualitative performance factors.

For each of our targets in the areas of Revenue, EBIT and Gross Margin a portion of the bonus target is payable only upon achieving at least the target. An additional bonus, up to a maximum, is payable, prorated on a straight line basis, if the results are between the budget and the “stretch” target. Our targets were not met in each of these areas and no bonus was paid for any of the three metrics.

The following table shows the percentage of base pay potentially paid to each NEO for achieving results related to revenue, EBIT and gross margin.

Non-Equity Plan Incentive compensation payable for FY 2012 as a % of Base
	Corporate/ Achieves Budget (1)			Maximum Additional payable if Corporate Results Exceeds Budget up to Stretch Targets (2)
Position	Revenue	EBIT	Gross Margin	Recurring Service Revenue	Hardware Revenue	EBITDA	Maximum Total Payable
CEO	24.0%	18.0%	18.0%	24.0%	18.0%	18.0%	120%
CFO	15.0%	11.25%	11.25%	15.0%	11.25%	11.25%	75%
EVP	15.0%	11.25%	11.25%	15.0%	11.25%	11.25%	75%
CTO	15.0%	11.25%	11.25%	15.0%	11.25%	11.25%	75%
COO	15.0%	11.25%	11.25%	15.0%	11.25%	11.25%	75%

(1)	Zero bonus is payable for revenue, EBIT, or Gross Margin if the target is not achieved
(2)	The bonus is prorated for revenue, EBIT or Gross Margin results between Budget and Stretch Target.

Equity Awards

We use equity compensation as a long-term incentive to enhance the alignment of NEO compensation with stockholder returns and as a retention tool focused on top executives that have the most direct line of sight to results.

The primary form of equity compensation awarded by the Committee has historically consisted of stock options or stock appreciation rights (SARs). While the Committee references competitive benchmarks including those for the peer group and does not generally target equity compensation in excess of the median, the number of options awarded also reflects the Committee’s qualitative assessment of a variety of factors including the Company’s overall financial performance, individual contributions towards that performance, prior grants and holdings, and individual contributions to particular strategic initiatives or special projects.

Perquisites and Other Benefits

The Company does not provide its NEOs with perquisites or employee benefits that are not generally available to other full-time employees. These include a medical, dental, and life insurance plans and a 401(k) that matches 50% of an employee’s contributions up to the first 6% of the employee’s salary subject to an overall dollar cap. The Company does not provide a pension plan or a supplemental retirement plan for its named executive officers or any other employees.

COMPENSATION DECISIONS FOR FISCAL 2012

Stratton J. Nicolaides - CEO.

•	Base Pay: Mr. Nicolaides’ base salary remained at $350,000.
•	Non-equity incentive compensation: Mr. Nicolaides’ target incentive for achieving a budgeted level of revenue and EBIT and Gross Margin remained at 60% of base pay in line with competitive benchmarks. His maximum bonus, for achievement of revenue, EBIT and Gross Margin in excess of budget, also remained at 120% of base pay. Based on FY 2012 results (see Non-Equity Incentive Based Awards), Mr. Nicolaides was not awarded an incentive bonus for the year. .
•	Equity Compensation. After considering the factors noted above under Equity Awards, in particular the size of Mr. Nicolaides’ historical grants and holdings, the Committee did not award him an equity grant during 2012.

Alan Catherall - CFO.

•	Base Pay: Mr. Catherall’s base salary remained at $255,000.
•	Non-equity incentive compensation: Mr. Catherall’s target incentive for achieving a budgeted level of revenue, EBIT and Gross Margin remained at 37.5% of base pay in line with competitive benchmarks. His maximum bonus, for achievement of revenue and EBIT and Gross Margin in excess of budget, also remained at 75% of base pay. Based on FY 2012 results (see Non-Equity Incentive Based Awards), Mr. Catherall was not awarded an incentive bonus for the year.
•	Discretionary Bonus: In recognition of contributions not otherwise reflected in 2012 results, the CEO awarded Mr. Catherall a discretionary bonus of $10,000.
•	Equity Compensation: After considering the factors noted above under Equity Awards, Mr. Catherall was not awarded an equity grant during 2012.

Louis Fienberg - EVP – Corporate Development.

•	Base Pay: Mr. Feinberg’s base pay during 2012 remained at $220,000.
•	Non-equity incentive compensation: Mr. Fienberg’s target incentive for achieving a budgeted level of revenue, EBIT and Gross Margin remained at 37.5% of base pay in line with competitive benchmarks. His maximum bonus, for achievement of revenue, EBIT and Gross Margin in excess of budget, also remained at 75% of base pay. Based on FY 2012 results (see Non-Equity Incentive Based Awards), Mr. Fienberg was not awarded an incentive bonus for the year.
•	Discretionary Bonus: In recognition of contributions not otherwise reflected in 2012 results, the CEO awarded Mr. Fienberg a discretionary bonus of $10,000.
•	Equity Compensation: After considering the factors noted above under Equity Awards, Mr. Fienberg was not awarded an equity grant during 2012.

Jeffrey Smith, CTO.

•	Base Pay: Dr. Smith’s base salary remained at $250,000.
•	Non-equity incentive compensation: Dr. Smith’s target incentive for achieving a budgeted level of revenue, EBIT and Gross Margin remained at 37.5% of base pay in line with competitive benchmarks. His maximum bonus, for achievement of revenue, EBIT and Gross Margin in excess of budget, also remained at 75% of base pay. Based on FY 2012 results (see Non-Equity Incentive Based Awards), Mr. Smith was not awarded an incentive bonus for the year.
•	Discretionary Bonus: In recognition of contributions not otherwise reflected in 2012 results, the CEO awarded Dr. Smith a discretionary bonus of $10,000.
•	Equity Compensation. After considering the factors noted above under Equity Awards, Dr. Smith was not awarded an equity grant during 2012.

Michael Marett – Former COO.

•	Base Pay: Mr. Marett’s base pay during 2012 remained at $270,000.
•	Non-equity incentive compensation: Mr. Marett’s target incentive for achieving a budgeted level of revenue, EBIT and Gross Margin remained at 37.5% of base pay in line with competitive benchmarks. His maximum bonus, for achievement of revenue, EBIT and Gross Margin in excess of budget, also remained at 75% of base pay. Based on FY 2012 results (see Non-Equity Incentive Based Awards), Mr. Marett was not awarded an incentive bonus for the year.
•	Discretionary Bonus: In recognition of contributions not otherwise reflected in 2012 results, the CEO awarded Mr. Marett a discretionary bonus of $10,000.
•	Equity Compensation. After considering the factors noted above under Equity Awards, Mr. Marett was not awarded an equity grant during 2012.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to compensation for the fiscal years ended December 31, 2012 and 2011 and 2010 earned by or paid to the Company’s named executive officers, as determined in accordance with applicable SEC rules.

Name and Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)(4)

Stratton Nicolaides CEO	2012	350,000	--	--	--	--	13,720	363,720
	2011	350,000	--	--	--	--	13,691	363,691
	2010	330,000	--	--	164,999	142,576	13,240	650,815
Alan Catherall CFO	2012	255,000	10,000	--	--	--	13,231	278,231
	2011	255,000	--	--	31,110	--	11,807	297,917
	2010	255,000	--	--	127,499	68,858	10,306	461,663
Louis Fienberg Executive Vice President	2012	220,000	20,000	--	--	--	12,762	252,762
	2011	220,000	20,000	--	20,740	--	12,584	273,324
	2010	200,000	20,000	--	99,999	--	12,207	332,206
Jeffrey Smith Chief Technology Officer	2012	250,000	10,000	--	--	--	14,620	274,620
	2011	250,000	--	--	--	--	15,858	265,858
	2010	250,000	--	--	125,000	37,750	15,274	428,024
Michael Marett Former COO	2012	270,000	10,000	--	--	--	16,428	296,428
	2011	270,000	--	--	51,850	20,250	16,691	358,791
	2010	250,000	--	--	125,000	187,500	15,879	578,379

1.	No stock was awarded to any named executive officer in Fiscal Years 2010 - 2012.

2.	The amount in this column reflects the aggregate grant date fair value of the award in accordance with FASB ASC Topic 718.

3.	Includes Company contributions to its qualified defined contribution plan, i.e., a 401(k) matching up to a maximum of 50% of 6% of the individual’s salary in the following amounts: Mr. Nicolaides ($7,000), Mr. Catherall ($7,013), Mr. Fienberg ($6,300), Dr. Smith ($6,863) and Mr. Marett ($7,031). In addition, the column includes contributions by the Company to the individual’s health, dental, and life/disability premiums. All of these benefits are also available to all of the Company’s full time employees.

4.	Totals do not reflect the compensation actually paid but includes, as required by SEC rules, the fair value of stock options awarded in the applicable fiscal year; see note (2) above.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes, except as noted, all plan based awards that the Company’s NEOs were eligible to receive for FY 2012 performance.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards Number of Securities Underlying Options	Exercise of Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target(1)	Maximum
		($)	($)	($)
Stratton Nicolaides	-	-	210,000	420,000	-	-	-
Alan Catherall	-	-	95,625	191,250	-	-	-
Louis Feinberg	-	-	82,500	165,000	-	-	-
Jeffrey Smith	-	-	93,750	187,500	-	-	-
Michael Marett	-	-	101,250	202,500	-	-	-

  (1) Payable in the event that revenue, EBITDA and Gross Margin targets are met. See the discussion on Non-Equity Incentive Compensation under the Compensation Discussion & Analysis.

OPTION EXERCISES AND STOCK VESTED

 The following table shows the number of shares acquired upon exercise of stock options and vesting of performance shares for each of our named executive officers during FY 2012.

Name	Option Awards			Stock Awards
	Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Shares Acquiring on Vesting #	Value Realized on Vesting ($)
Stratton Nicolaides	155,000	(1)	1,333,750

Alan Catherall	75,000	(2)	570,000

Michael Marett	86,000	(3)	562,500

Louis Fienberg	10,000	(4)	54,100

Jeffrey Smith

(1)	In a cashless exercise on March 12, 2012, Mr. Nicolaides received 82,170 shares of the Company’s stock at the current ~~stock~~  market price of $10.64 as reported on Form 4 filed with the SEC.

(2)	In a cashless exercise on March 9, 2012, Mr. Catherall received 36,882 shares of the Company’s stock at the current market price of $10.44 as reported on Form 4 filed with the SEC.

(3)	In a cashless exercise on March 5, 2012 and November 20, 2012, Mr. Marett received 10,245 shares and 24,051 shares respectively at market prices of $10.04 and $10.67 as reported on Form 4 filed with the SEC.

(4)	On March 16, 2012, Mr. Fienberg exercised his right to buy and received 10,000 shares of the Company’s stock at the market price of $10.24 as reported on Form 4 filed with the SEC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the outstanding equity awards at December 31, 2012 for each of the named executive officers.

Name	No. Of Securities Underlying Unexercised Options (#) Exercisable (2)	No. Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)
Stratton Nicolaides CEO	25,000	0	$4.75	1/2/2016
	50,000	0	$9.46	10/25/2016
	0	55,932	$4.51	5/21/2020
Alan Catherall CFO	25,000	0	$4.00	11/8/2014
	10,000	0	$4.57	12/19/2015
	30,000	0	$9.46	10/25/2016
	18,750	6,250	$5.50	7/30/2019
	0	43,220	$4.51	5/21/2020
	3,750	11,250	$6.03	9/16/2021
Louis Fienberg Executive Vice President	40,000	0	$4.83	7/18/2014
	5,000	0	$4.57	12/4/2015
	15,000	0	$9.46	10/25/2016
	15,000	0	$9.34	3/4/2017
	13,125	4,375	$5.50	7/30/2019
	13,125	4,375	$4.35	11/24/2019
	0	33,898	$4.51	5/21/2020
	2,500	7,500	$6.03	9/16/2021
Jeffrey Smith Chief Technology Officer	75,000	0	$3.49	10/9/2018
	18,750	6.250	$4.35	11/24/2019
	0	42,373	$4.51	5/21/2020
Michael Marett COO	50,000	0	$9.46	10/25/2016
	18,750	6,250	$5.50	7/30/2019
	0	42,373	$4.51	5/21/2020
	6,250	18,750	$6.03	9/16/2021

(1)	All options granted by the Company vest at the rate of 25% per year over four years except for the SARs granted on May 21, 2010 which vest four years after the date of grant. They expire 10 years from the grant date.
(2)	All options granted to named executive officers contain stock price hurdles that are in excess of the option exercise price. These hurdles must be satisfied before the stock option can be exercised.

 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We do not have employment agreements with our named executive officers. The employment of all of our named executive officers is at will. However, our named executive officers will be entitled to certain severance benefits upon their termination of employment under certain defined circumstances, as described further below.  There are no payments made to the named executive officers upon voluntary retirement, voluntary resignation or upon death or disability.

The Company’s named executive officers have each made major contributions towards building the Company into the enterprise that it is today, and the Company believes that it is important to protect them in the event of an involuntary termination following a change in control. Further, it is the Company’s belief that the interests of its shareholders will be best served if the interests of the Company’s senior management team are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that are in the best interests of the Company’s shareholders.

Accordingly, the Company has entered into change of control agreements with each of Messrs. Nicolaides, Catherall, Marett, Fienberg, and Smith. Pursuant to those agreements, “involuntary termination” is deemed to be a “separation from service” as defined under Section 409A of the Internal Revenue Code of 1986 (“the Code”) at any time within two years following a change in control if such separation is without cause. The concept of separation without cause encompasses termination of employment following a diminution in title, responsibility, or salary level as well as required relocation outside of 50 miles from the Company’s current headquarters location. A “change in control” as defined in the change in control agreements is deemed to occur if (a) the Company consummates a sale, transfer, assignment, exchange, or other conveyance of all or substantially all of the assets of the Company, (b) there is a sale, transfer, assignment, exchange, or other conveyance resulting in any third party’s acquisition of more than 50% of the outstanding voting stock of the Company, or a merger or consolidation occurs which results in a third party’s ownership of more than 50% of the merged or consolidated entity.

Each agreement provides that if the officer’s employment is terminated, without cause, within two years of a change of control, he will receive a lump sum payment equal to 12 months of his base salary. The payment will be made six months after the date of termination or upon such earlier date as is permitted under the Code. In the event of termination following a change in control, the Company will also continue to provide health and medical benefits, i.e., COBRA coverage, to the extent required by applicable law. All outstanding options will vest immediately. Vested options can be exercised up to 90 days from the date of termination.

  The table below reflects the amount of compensation payable to each of the Company’s named executive officers in the event of a termination as defined above. For illustrative purposes, the tables assume that such termination was effective as of December 30, 2012 and thus include amounts earned through that date. The option price used was the closing price of the Company’s common stock on December 30, 2012, or $13.14 per share.

Name	Executive Benefit and Payments Upon Separation	Payout
Stratton Nicolaides	Cash Severance Payment	$350,000
	Fair Value of Options	$876,443
	Total:	$1,226,443
Alan Catherall	Cash Severance Payment	$255,000
	Fair Value of Options	$1,095,239
	Total:	$1,350,239
Michael Marett	Cash Severance Payment	$270,000
	Fair Value of Options	$918,429
	Total:	$1,188,429
Louis Fienberg	Cash Severance Payment	$220,000
	Fair Value of Options	$1,138,615
	Total:	$1,358,616
Jeffrey Smith	Cash Severance Payment	$250,000
	Fair Value of Options	$1,309,179
	Total:	1,559,179

Compensation of Directors – FY 2012

The Board uses a combination of cash and stock-based incentives to attract and retain qualified candidates to serve as directors. In determining director compensation, the Board considers the significant amount of time required of our directors in fulfilling their duties, as well as the skill and expertise of our directors. The Compensation Committee periodically reviews director compensation with the assistance of our independent compensation consultant and recommends to the Board the form and amount of compensation to be provided.

The annual retainer fee for directors is $25,000 plus additional fees for participation in committees of the Board as follows: $6,500 for the Lead Director, Compensation Committee Chairperson, and Nominating Committee Chairperson, $10,000 for the Audit Committee Chairperson, and $5,000 for Audit, Compensation, Nominating and Executive Committee members. Directors also receive reimbursement of expenses incurred in attending meetings. In accordance with the Company’s Directors’ Stock Plan, in FY 2012 five directors (Mssrs. Beazer, Benson, Holcombe, Raos and Ryan) elected to have their annual fees paid entirely in cash and one director (Mr. Constantine) elected to have his annual fees paid in stock. Directors also receive a grant of 9,000 shares of restricted stock on the date of the Annual Shareholders Meeting.

The following table provides information concerning compensation paid by the Company to its non-employee directors for FY 2012. Mr. Nicolaides is not compensated for his service as director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Award ($)(2)	SAR Awards ($)	All Other Compensation ($)	Total ($)
Brian C. Beazer	$38,375	80,280	$-	--	$118,655
George Benson	$41,500	80,280	$-	--	$121,780
E. James Constantine	$36,250	80,280	$-	--	$116,530
Tony G. Holcombe	$33,750	80,280	$-		$114,030
Andy Ryan	$30,000	80,280	$-	--	$110,280
John G. Raos	$50,250	80,280	$-	--	$130,530

(1) Includes annual fees and committee fees. Directors may elect to have their annual fee and committee fees paid in shares of the Company’s common stock. Mr. Constantine elected to have those fees paid in stock and received 3,399 shares.

(2) On May 18, 2012, each director was granted 9,000 restricted shares of the Company’s common stock at grant date fair market value of $8.92 per share.

Compensation Committee Interlocks and Insider Participation

George Benson, E.J. Constantine, Tony Holcombe and John Raos served on our Compensation Committee during FY2012. Mr. Constantine had a consulting agreement with the Company which has expired. No other members of the Committee during FY 2012 served as an officer, former officer, or employee of the Company or had a relationship requiring disclosure under “Related Person Transactions.”  During FY 2012, none of our executive officers served as:

•	a member of the Compensation Committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on our Compensation Committee;
•	a director of another entity, one of whose executive officers served on our Compensation Committee; or

•	a member of the Compensation Committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of       , 2013, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director, director nominee, and named executive officer of the Company, and (iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares. The shares “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include shares owned by or for, among other things, the spouse, minor children or certain other relatives of such individual, as well as other shares as to which the individual has or shares votes or investment power or has the right to acquire within 60 days after April 19, 2013.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner or Identity of Group	(#)	(%)
Gwynedd Resources, Ltd. (2) 1011 Centre Road, Suite 322 Wilmington, DE 19805	3,107,280	16.97%
Elizabeth Baxavanis, Trustee (3) Dominion Holdings #5 Revocable Trust for the Benefit of Maria E. Nicolaides c/o Salisbury & Ryan LLP 1325 Avenue of the Americas New York, NY 10019	3,107,280	16.97%
Maria E. Nicolaides (4) c/o Salisbury & Ryan LLP 1325 Avenue of the Americas New York, NY 10019	3,107,280	16.97%
Paul J. Solit (5) 825 Third Avenue, 33rd Floor New York, New York 10022	1,210,140	6.60%
Kenneth Lebow (6) The Lebow Family Revocable Trust Santa Barbara, CA 93108	1,356,692	7.41%
Brian C. Beazer (7)(9)	375,823	*
George Benson	84,291	*
Alan B. Catherall	126,382	*

E. James Constantine	73,060	*
Louis Fienberg	108,750	*
Tony G. Holcombe	29,711	*
Michael A Marett	116,604	*
Stratton J. Nicolaides (8)	168,336	*
John G. Raos	218,120	*
Andrew J. Ryan (7)(9)	374,825	*
Jeffrey Smith	403,312	*
All Current Directors and Executive Officers as a group (7)(8)(9)

(1)	Percentage calculations are based on the 18,310,516 of shares of the Company’s Class A Common Stock, no par value, that were outstanding at the close of business on April 19, 2013; includes the subset of shares issuable upon the exercise of outstanding options exercisable within 60 days after April 19, 2013 in the following amounts: Mr. Beazer, 76,000 shares; Mr. Benson, 30,000 shares; Mr. Constantine, 24,000 shares; Mr. Holcombe -0- shares, Mr. Raos, 90,000 shares, and 12,000 shares for Mr. Ryan.

(2)	The shareholders of Gwynedd Resources, Ltd. (“Gwynedd”) include various trusts for the benefit of Maria E. Nicolaides and her children (for which Mrs. Baxavanis is trustee) Douglas Holsclaw owns 9.5% of the outstanding stock of Gwynedd and 4.1% of Numerex Class A Common Stock. See footnotes (3) and (4).

(3)	Represents the shares of Common Stock owned by Gwynedd Trusts for the benefit of Maria E. Nicolaides and her children of which Mrs. Baxavanis, Maria E. Nicolaides’ mother-in-law, is trustee, own approximately 89.9 % and 0.9%, respectively, of the outstanding stock of Gwynedd. Mrs. Baxavanis disclaims beneficial ownership of all shares of Common Stock owned by Gwynedd. See footnote (4).

(4)	Represents the shares of Common Stock owned by Gwynedd Trusts for the benefit of Maria E. Nicolaides and her children, of which Mrs. Baxavanis, Maria E. Nicolaides’ mother-in-law, is trustee, own approximately 89.9% and 0.9%, respectively, of the outstanding stock of Gwynedd. Maria E. Nicolaides disclaims beneficial ownership of 327,143 shares of Common Stock owned by Gwynedd that may be deemed to be beneficially owned by the other shareholders of Gwynedd, including trusts for the benefit of her children. See footnote (3).

(5)	According to Schedule 13G, filed jointly with the SEC on February 7, 2013, by Paul J. Solit, et al (“Solit”), Solit beneficially owned 1,210,140 shares, or 7.8% of the total number of shares of Class A Common Stock, no par value, of the Company that were outstanding as of the close of business on November 5, 2012..

(6)	According to Schedule 13D, filed jointly with the SEC on August 2, 2010, by Kenneth Lebow, et al (“Lebow”), Lebow beneficially owned 1,356,692 shares, or 7.4% of the total number of shares of Class A Common Stock, no par value, of the Company that were outstanding as of the close of business on April 19, 2013..

(7)	The 250,000 shares held by Rye 68, LLC with respect to which there is shared voting and dispositive power as between Messrs. Beazer and Ryan were counted for purposes of calculating this total and the corresponding percentage

(8)	Does not include the 3,107,280 shares of Common Stock owned by Gwynedd, with respect to which Mr. Nicolaides disclaims beneficial ownership.

(9)	Includes the 250,000 shares held by Rye 68, LLC and represents 124,825 shares owned individually by Mr. Ryan. Does not include the 3,107,280 shares of Common Stock owned by Gwynedd, with respect to which Mr. Ryan disclaims beneficial ownership. See footnotes (7) and (10).

 *Represents less than 5% of the Company’s total number of shares outstanding on April 19, 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about the securities authorized for issuance to our employees and non-employee directors under our stock-based compensation plans:

Plan Category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(#)	Weighted-average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A(#)
Equity compensation plans approved by security holders	1,662,482	$6.37	947,414
Equity compensation plans not approved By security holders	--	--	-
Total

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company does not have a formal written policy regarding the review of related party transactions. However, the Board reviews all relationships and transactions in which the Company and its directors and senior executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s senior management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and senior executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions, if any, that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed.  Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Committee that considers the transaction.

Mr. Ryan, a Director of the Company, is a partner in the law firm of Salisbury & Ryan LLP. Salisbury & Ryan provided legal services to the Company in FY 2012 and will continue to provide such services in FY 2013. For services performed in FY 2012, Salisbury & Ryan invoiced the Company legal fees in the amount of approximately $138,000.

Independent Directors

For identification of each director determined to be independent, see “Director Independence” under Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee Charter contains procedures for the pre-approval of audit and non-audit services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the Committee. Specifically, the Committee pre-approves the use of Grant Thornton LLP for specific audit and non-audit services, except that pre-approval of non-audit services is not required if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Committee before it may be provided by Grant Thornton. For additional information concerning the Committee and its activities with Grant Thornton, see “Corporate Governance — Audit Committee” and “Report of the Audit Committee” in this proxy statement.

During FY 2011 and FY 2012, Grant Thornton LLP provided services to the Company in the following categories and amounts:

Audit and Other Fees	FY 2012 ($)	FY 2011 ($)

Audit Fees	$933,332	$520,000
Audit-Related Fees	$0	$40,657
Tax Fees	$0	$0
All Other Fees	$0	$0

For FY 2011 and FY 2012, “Audit Fees” consist of fees for professional services associated with the annual consolidated financial statements audit, review of the interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and regulatory filings. Audit fees for both years also include fees for professional services rendered for the audits of management’s assessment of the effectiveness of internal controls over financial reporting and Sarbanes-Oxley compliance. The Audit Committee reviews each non audit service to be provided and assesses the impact of the service on the independent registered public accountant’s independence. There were no Audit-Related Fees for FY 2012.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements. All financial statements of the Company as described in Item I of the original report on Form 10-K.
2.	Financial statement schedule included in Part IV of this Form None.:
3.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

4.1	Common Stock Purchase Warrant, dated May 30, 2006 by and between the Company and Laurus Master Fund, Ltd. (2)

4.2	Common Stock Purchase Warrant, dated December 29, 2006 by and between the Company and Laurus Master Fund, Ltd. (3)

10. 1	Registration Agreement between the Company and Dominion dated July 13, 1992(4)

10. 2	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994, re: designation of director (5)

10. 3	2006 Long-Term Incentive Plan (2006 Plan)(6)*

10.4	Form of Non-Qualified Stock Option Grant Agreement (consultants) under 2006 Long-Term Incentive Plan(7)*

10.	Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) under 2006 Long-Term Incentive Plan(7)*

10. 6	Form of Incentive Stock Option Grant Agreement (employees) under 2006 Long-Term Incentive Plan (7)*

10.7	Severance Agreement, by and between Stratton Nicolaides and the Company dated November 1, 2006. (Management Compensation Plan)(8)*

10.8	Severance Agreement, by and between Alan Catherall and the Company dated November 1, 2006. (Management Compensation Plan)(8)*

10.9	Severance Agreement, by and between Michael Marett and the Company dated November 1, 2006. (Management Compensation Plan)(8)*

10.10	Form of Stock Appreciation Right Agreement under 2006 Long-Term Incentive Plan (9)*

10.11	Loan and Security Agreement, by and among Numerex Corp., its subsidiaries and Silicon Valley Bank, dated as of May 4, 2010 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (10)

10.12	Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as April 25, 2011.(11)

10.13	Amendment Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, effective as of November 5, 2012. (Filed herewith)(12)

11	Computation of Earnings Per Share (previously filed)

21	Subsidiaries of Numerex Corp. (previously filed)

23	Consent of Grant Thornton, LLP (previously filed)

24	Power of Attorney (previously filed)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.1	Rule 13a-14(b) Certification of Chief Financial Officer

* Indicates a management contract of any compensatory plan, contract or arrangement.

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

4   Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 0-22920)

5   Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

6  Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 0-22920)

7  Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 0-22920)

8  Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 0-22920)

9  Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed with Securities and Exchange Commission on May 27, 2010 (File No. 0-22920)

10  Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on August 16, 2010 (File No. 0-22920)

11   Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 (File No. 0-22920)

12   Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 15, 2013 (File No. 0-22920)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:	/s/ Stratton Nicolaides
Chairman of the Board of Directors and Chief Executive Officer

Date: April 30, 2012

