Form 10-Q
period 2013-03-31
NUMEREX CORP /PA/
filed 2013-05-10
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-22920

Numerex Corp

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3330 Cumberland Parkway, Suite 700
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

As of May 7, 2013, an aggregate of 19.5 million shares of the registrant's Class A Common Stock, no par value (being the registrant's only class of common stock outstanding), were outstanding.

NUMEREX CORP.

NUMEREX CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,471	$4,948
Accounts receivable, less allowance for doubtful accounts of $455 and $383	8,951	9,381
Financing receivables, current	633	512
Inventory net of provision of $392 and $362	8,207	7,503
Prepaid expenses and other current assets	2,532	1,511
TOTAL CURRENT ASSETS	45,794	23,855

Property and equipment, net of accumulated depreciation and amortization of $1,323 and $1,184	2,548	2,450
Software, net of accumulated amortization of $2,113 and $1,848	5,096	4,506
Other intangibles, net of accumulated amortization of $11,982 and $11,689	6,817	6,154
Other assets, non-current	2,680	2,698
Financing receivables, non-current	1,593	1,329
Deferred tax assets	4,852	4,788
Goodwill	26,367	26,367
TOTAL ASSETS	$95,747	$72,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,720	$7,679
Other current liabilities	1,694	866
Current portion of long term debt	528	2,286
Deferred revenues	2,309	1,824
Obligations under capital leases, current	264	-
TOTAL CURRENT LIABILITIES	11,515	12,655

LONG TERM LIABILITIES
Note payable, long term	1,109	6,008
Obligations under capital leases, long-term	430	-
Other long term liabilities	871	679
TOTAL LIABILITIES	13,925	19,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; authorized 30,000; 19,549 and 17,171 issued; 18,383 and 15,609 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Common stock issuable	925	-
Additional paid-in-capital	93,273	68,072
Treasury stock, at cost; 1,241 shares and 1,562 shares	(5,239)	(8,136)
Accumulated other comprehensive loss	(25)	(8)
Accumulated deficit	(7,112)	(7,123)
TOTAL STOCHOLDERS' EQUITY	81,822	52,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,747	$72,147

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net sales:
Subscription revenue	$11,992	$10,107
Embedded devices and hardware sales	4,534	4,356
Sub-total	16,526	14,463
Other services	204	69
Total net sales	16,730	14,532
Cost of sales, exclusive of depreciation and amortization shown below:
Cost of subscription revenue	5,240	4,130
Cost of embedded devices and hardware	4,317	3,588
Cost of other services	178	31
Gross profit	6,995	6,783
Operating expenses:
Sales and marketing	1,976	2,072
General and administrative	2,911	2,688
Engineering and development	1,063	805
Depreciation and amortization	1,017	815
Operating income	28	403
Interest expense	89	77
Other (income) expense, net	(7)	3
(Loss) earnings before income taxes	(54)	323
(Benefit) provision for income taxes	(65)	2
Net income	11	321
Other items of comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(17)	(18)
Comprehensive (loss) income	$(6)	$303

Basic net earnings per share	$0.00	$0.02
Diluted net earnings per share	$0.00	$0.02
Weighted average shares outstanding used in computing net earnings per share:
Basic	17,661	15,189
Diluted	18,353	15,870

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
	Shares of	Additional	Common		Other
	Common	Paid-In	Stock	Treasury	Comprehensive	Accumulated
	Stock	Capital	Issuable	Stock	Loss	Deficit	Total

Balance at January 1, 2013	17,171	$68,072	$-	$(8,136)	$(8)	$(7,123)	$52,805
Sale of class A common stock, net of issuance costs and expenses	2,662	27,758	-	-	-	-	27,758
Class A common shares to be issued in connection with acquisition	-	-	925	-	-	-	925
Issuance of class A common stock under stock-based compensation plans	37	127	-	-	-	-	127

Value of stock retained to pay employee payroll taxes on cashless exercises of stock-based awards	-	(126)	-	-	-	-	(126)
Retirement of treasury stock	(321)	(2,897)	-	2,897			-
Stock-based compensation	-	339	-	-	-	-	339
Translation adjustment	-	-	-	-	(17)	-	(17)
Net earnings	-	-	-	-	-	11	11
Balance at March 31, 2013	19,549	$93,273	$925	$(5,239)	$(25)	$(7,112)	$81,822

Balance at January 1, 2012	16,691	$66,634	$-	$(8,136)	$(13)	$(14,288)	$44,197
Issuance of class A common stock under stock-based compensation plans	145	234	-	-	-	-	234
Conversion of warrants	45	-	-	-	-	-	-
Stock-based compensation	-	421	-	-	-	-	421
Translation adjustment	-	-	-	-	(18)	-	(18)
Net earnings	-	-	-	-	-	321	321
Balance at March 31, 2012	16,881	$67,289	$-	$(8,136)	$(31)	$(13,967)	$45,155

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$11	$321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,047	831
Provision for doubtful accounts	81	37
Inventory reserves	30	(10)
Deferred income taxes	(64)	-
Non-cash interest expense	21	11
Stock-based compensation expense	339	432
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts and notes receivable	-	281
Inventory	(678)	529
Prepaid expenses and other current assets	(507)	16
Other assets	(505)	(577)
Accounts payable	(1,192)	(2,166)
Other liabilities	840	(69)
Deferred revenue	462	(166)
Income taxes	(12)	(26)
Other non-current liabilities	203	-
Other	(17)	-
Net cash provided by (used in) operating activities:	59	(556)
Cash flows from investing activities:
Net cash paid for acquisition	(177)	-
Purchases of property and equipment	(66)	(242)
Purchases of intangible and other assets	(1,076)	(524)
Proceeds from sale-leaseback of equipment	716	-
Other	(11)	-
Net cash used in investing activities	(614)	(766)
Cash flows from financing activities:
Proceeds from sale of class A common stock, net of issuance costs	27,758	-
Proceeds from exercise of common stock options and warrants	128	222

Payment of employee taxes on cashless exercise of stock-based compensation	(126)	-
Payments on capital lease obligations	(22)	(117)
Proceeds from debt	-	1,000
Principal payments on debt	(6,658)	(300)
Net cash used in financing activities:	21,080	805
Effect of exchange differences on cash	(2)	(18)
Net increase (decrease) in cash and cash equivalents	20,523	(535)
Cash and cash equivalents at beginning of year	4,948	9,547
Cash and cash equivalents at end of year	$25,471	$9,012
Supplemental disclosures of cash flow information:
Cash paid for interest	$59	$66
Cash paid for income taxes	11	53
Disclosure of non-cash investing activities:
Non-cash acquisition of equipment under capital leases	716	-
Common stock issuable in connection with acquisition	925	-

The accompanying notes are an integral part of these financial statements

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numerex Corp. (“we,” “us,” “our,” the “Company” or “Numerex”) is a leading provider of interactive and on-demand machine-to-machine, (referred to as M2M), technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the enterprise and government markets worldwide. We offer Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability, and round-the-clock support of its customers' M2M solutions.

We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States (referred to as GAAP). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated significant inter-company transactions and balances in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.  For further information, reference is also made to our Annual Report on Form 10-K for the year ended December 31, 2012 and the consolidated financial statements contained therein.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board issued new guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In January 2013, we adopted new guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires us to (a) present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

In January 2013, we adopted new guidance that requires us to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement and new guidance that applies to derivatives and securities borrowing or lending transactions subject to an agreement similar to a master netting arrangement. The prospective adoption did not have a material impact on our financial condition or results of operations.

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

In January 2013, we adopted new guidance that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. Upon adoption, the guidance did not have a material impact on the consolidated financial statements.

NOTE C – ACQUISITION

2013 Acquisition

On February 1, 2013, we purchased substantially all of the assets and business of VoiceDataWare, Inc. d/b/a AVIDwireless (AVID). AVID provides products and services for environmental monitoring, wireless remote control and monitoring, wireless sensor networks, and connected device consulting. We acquired the AVID assets to expand our technical capabilities and the market segments we serve. The transaction was accounted for using the acquisition method.

Total consideration was $1.1 million, comprised of $0.2 million in cash and initially 73,587 time-restricted shares of our class A common stock having a fair value of $0.9 million. The final number of shares to be issued is subject to adjustment following a final reconciliation of the value of tangible assets acquired. The shares are expected to be issued in 2013 and are reflected in the accompanying condensed consolidated balance sheet and condensed consolidated statements of stockholders’ equity as common stock issuable.

The following sets forth our preliminary purchase price allocation (dollars in thousands):

Accounts receivable	$35
Inventory	55
Fixed assets	25
Identifiable intangible assets and goodwill	999
Deferred revenue	(12)
Net assets acquired	$1,102

The total purchase consideration will be allocated to identifiable assets purchased and liabilities assumed based on estimated fair value with the excess of the total consideration over the fair value of the net assets acquired recorded as goodwill. The fair value of the acquired identifiable assets is provisional pending completion of the final valuations of those assets. A portion of the $1.0 million preliminarily allocated to intangible assets and goodwill will be further allocated to identifiable intangible assets in a final valuation. Goodwill arising from the acquisition will be recorded in the M2M reporting segment and is expected to be fully deductible for income tax purposes. No amortization charges have been recorded for the three months ended March 31, 2013 but amortization will commence in the quarter ending June 30, 2013, retrospective to the date of the acquisition.

The results of operations and cash flows are included in the accompanying condensed consolidated financial statements from the date of acquisition and include the addition of five employees. Transaction costs were recorded as general and administrative expense as incurred. The operating results and cash flows from the acquired assets and business were not significant during the three months ended March 31, 2013 and are expected to be modest during the remainder of the year ending December 31, 2013. Pro forma results of operations have not been presented, as the acquisition was not material to our results of operations for the periods presented.

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

2012 Acquisition

On October 1, 2012, we acquired a small technology business. The acquisition date fair value was $4.4 million, comprised of $2.0 million in cash, $1.9 million promissory note payable to the sellers, 41,521 shares of our common shares at a fair value of $0.5 million and the assumption of certain liabilities. Through the acquisition, we acquired substantially all of the assets of the target, consisting primarily of technology and intellectual property which included a portfolio of patents. The acquisition supports and widens our M2M platform capabilities in real-time monitoring of critical assets and events. The transaction was accounted for using the acquisition method.

Although the acquisition of assets included an active base of customers that currently generate recurring revenue, the financial impact was insignificant in 2012 and is expected to be modest during 2013. If we had made the acquisition as of January 1, 2012, total pro forma consolidated revenue would have been higher by approximately $0.3 million and pro forma consolidated net income lower by less than $0.1 million for the three months ended March 31, 2012. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012.

NOTE D - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Raw materials	$1,391	$922
Work-in-progress	9	6
Finished goods	7,199	6,937
Reserve for obsolescense	(392)	(362)
	$8,207	$7,503

NOTE E – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

We did not incur significant costs to renew or extend the term of existing intangible assets during the three months ending March 31, 2013 or the year ended December 31, 2012. Amortizing intangible assets consisted of the following (in thousands):

	March 31, 2013				December 31, 2012
	Weighted Average	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Useful Lives	Carrying Amount	Amortization	value	Carrying Amount	Amortization	value
Purchased and developed software	2.52	$7,209	$(2,113)	$5,096	$6,354	$(1,848)	$4,506
Patents, trade and service marks	5.97	2,708	(905)	1,803	2,456	(803)	1,653
Customer relationships	5.10	1,966	(338)	1,628	1,966	(294)	1,672
Other intangible assets	1.34	14,125	(10,739)	3,386	13,421	(10,592)	2,829
		$26,008	$(14,095)	$11,913	$24,197	$(13,537)	$10,660

Other intangible assets as of March 31, 2013 in the table above include a preliminary allocation of $1.0 million from the acquisition of AVID. A portion of the value will be allocated to other identifiable intangible assets and goodwill following completion of the final valuation of the acquired assets (see Note C).

Amortization expense of intangible assets was $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Goodwill

We have not recorded any changes in goodwill for the three months ended March 31, 2013. However, we expect to record goodwill from the acquisition of AVID following completion of the final valuation of the acquired assets (see Note C).

NOTE F – INCOME TAXES

We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2013, as compared to a nominal income tax provision for the three months ended March 31, 2012, representing effective tax rates of 120.2% and 0.6%, respectively. The difference between our effective tax rate of 120.2% and the 34.0% federal statutory rate in the three months ended March 31, 2013 resulted primarily from income tax benefit resulting from disqualifying dispositions of incentive stock options compared to our near break-even loss before income taxes for the period.  For the three months ended March 31, 2012, the difference between our effective tax rate of 0.6% and the 34.0% federal statutory rate resulted primarily from our valuation allowance against all net deferred tax assets. The valuation allowance against federal net operating losses and certain other deferred tax assets was released during the three months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would more likely than not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – CAPITAL LEASES

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the assets over the lease term.

During 2013, we entered into capital leases for computer and network equipment having a value of $0.7 million and expiring in 2015. Future minimum capital lease payments and the present value of the net minimum lease payments for all capital leases as of March 31, 2013 are as follows (in thousands):

2013	$299
2014	398
2015	171
Remaining capital lease payments	868
Less amount representing imputed interest	(174)
Present value of minimum lease payments	694
Less current portion	(264)
$430

NOTE H – EQUITY

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions, the registration statement allowed us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement. The registration statement was declared effective on May 2, 2011.

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering to sell up to 2.3 million shares of our common stock, in addition to 0.4 million shares which were available for purchase by the underwriters, in an underwritten public offering.  The prospectus supplement was declared effective on January 24, 2013.  In January and February 2013, we received net proceeds of $27.8 million after underwriting fees and discounts in exchange for 2.7 million shares as a result of an underwritten public offering.  We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1: Quoted prices in active markets for identical assets or liabilities;
●
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (none as of December 31, 2012) are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013
Investment in short-term U.S.
Treasury Funds (cash equivalents)	$21,676	$-	$-	$21,676

The fair value of other financial instruments classified as current assets or liabilities, including cash and cash equivalents and accounts receivable approximate carrying value, principally because of the short-term, maturity of those items. The fair value of our capitalized lease obligation approximates carrying value based on the short-term maturity of the obligation. The fair value of our long-term notes receivable and payable approximates carrying value based on their effective interest rates compared to current market rates and similar type borrowing arrangements.

NOTE J – STOCK-BASED COMPENSATION

For the three months ended March 31, 2013 and 2012, stock-based compensation expense was $0.3 million and $0.4 million, respectively in general and administrative expense.  Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2013, net of estimated forfeitures, is $2.2 million and is expected to be recognized over a weighted-average period of 1.4 years.

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE K – NET EARNINGS PER SHARE

Basic net earnings per share available to common shareholders is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and issuable during the period. Diluted net income per share gives effect to all potentially dilutive common share equivalents outstanding during the period. The dilutive effect of outstanding share-based compensation awards and warrants is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the number of shares of common stock and common stock equivalents as shown in the following table (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$11	$321

Weighted average number of shares of common stock outstanding and issuable	17,661	15,189
Dilutive effet of common stock equivalents	692	681
	18,353	15,870

Anti-dilutive share-based compensation awards and warrants	1,981	539

Net earnings per common share:
Basic	$0.00	$0.02
Diltued	$0.00	$0.02

NOTE L – SEGMENT INFORMATION

We have two reportable operating segments: Machine-to-Machine (M2M) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications hardware and services.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment gross profit. The CEO does not view segment results below gross profit, and therefore unallocated operating expenses; interest and other, net; and the (benefit) provision for income taxes are not broken out by segment. Items below segment profit are reviewed on a consolidated basis.

NUMEREX CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Our revenues and gross profit by reportable segment are summarized below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
M2M Services	$16,526	$14,463
Other Services	204	69
	$16,730	$14,532

Gross profit:
M2M Services	$6,969	$6,745
Other Services	26	38
	$6,995	$6,783

	March 31,	December 31,
	2013	2012
Identifiable Assets
M2M Services	$60,138	$58,460
Other Services	2,335	2,120
Unallocated Corporate	33,274	11,567
	$95,747	$72,147

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This document contains, and other statements may contain forward-looking statements with respect to our future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "assume," "strategy," "plan," "outlook," "outcome," "continue," "remain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this filing, and we assume no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring subscription revenues; our ability to efficiently utilize cloud computing to expand our services; the risks that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets and the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.

Overview

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of the Company.  This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements and the accompanying notes to the unaudited financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” the “Company” or “Numerex” refers to Numerex Corp. and subsidiaries.

We are headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania.  We are a leading provider of on-demand and interactive machine-to-machine, referred to as “M2M”, enterprise solutions.

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

Net sales increased 15.1% to $16.7 million for the three-month period ended March 31, 2013, compared to $14.5 million in 2012. We also added 148,000 new subscriptions during the three-month period ended March 31, 2013, an increase of 78% compared to the 83,000 net new subscriptions added during the three-month period ended March 31, 2012. Total subscriptions increased 34% to 2.0 million as of March 31, 2013.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain revenue and expense items and the percentage increases and decreases for those items in our condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended
	March 31,		2013 vs. 2012
	2013	2012	% Change
Net sales:
M2M services	$16,526	$14,463	14.3%
Other services	204	69	195.7%
Total net sales	16,730	14,532	15.1%
Cost of sales, exclusive of depreciation and amortization shown below:
Cost of M2M services	9,557	7,718	23.8%
Cost of other services	178	31	474.2%
Gross profit	6,995	6,783	3.1%
Gross profit %	41.8%	46.7%
Operating expenses:
Sales and marketing	1,976	2,072	-4.6%
General and adminsitrative	2,911	2,688	8.3%
Engineering and development	1,063	805	32.0%
Depreciation and amortization	1,017	815	24.8%
Operating income	28	403	-93.1%
Interest expense	89	77	15.6%
Other (income) expense, net	(7)	3	nm *
(Benefit) provision for income taxes	(65)	2	nm *
Net income	$11	$321	-96.6%

* – not meaningful

Three Months Ended March 31, 2013 and 2012

Net sales increased 15.1% to $16.7 million for the three-month period ended March 31, 2013, compared to $14.5 million for the three-month period ended March 31, 2012.  The increase was primarily related to growth in M2M subscriptions. During the three months ended March 31, 2013, we added 148,000 net new subscriptions, exceeding 2 million subscriptions as of March 31, 2013.

Gross profit, as a percentage of net revenue, decreased to 41.8% for the three-month period ended March 31, 2013, compared to 46.7% for the three-month period ended March 31, 2012.   The decrease was primarily due to non-recurring carrier fees of $0.2 million during the three-month period ended March 31, 2013 and continued promotional discounts associated with the introduction of new products. The non-recurring carrier fees were primarily the result of excess signaling charges from implementing redundant infrastructure.

Sales and marketing expenses decreased 4.6% to $2.0 million for the three-month period ended March 31, 2013, compared to $2.1 million for the three-month period ended March 31, 2012. The decrease is primarily due $0.3 million reduction in certain marketing and travel costs related to tradeshows and the timing of sales and marketing activities. The decrease is partially offset by an increase of $0.2 million related to compensation expense related to adding sales and marketing personnel.

General and administrative expense increased 8.3% to $2.9 million for the three-month period ended March 31, 2013, compared to $2.7 million for the three-month period ended March 31, 2012.  The increase can be attributed to accounting consulting and legal fees increasing by $0.2 million for additional costs incurred in response to and begin remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012. Additional legal fees were associated with potential new product development for one of our customers as well as due diligence and transactions costs associated with the acquisition of AVID in February 2013. We have also recognized additional rent expense of $0.1 million due to our expanded office space to support our growth and expansion.

Engineering and development expenses increased 32.0% to $1.1million for the three-month period ended March 31, 2013, compared to $0.8 million for the three-month period ended March 31, 2012.  The increase is primarily due to an increase in compensation and employee related expenses as well as additional expenditures for consultants and contractors as we continue developing new products, services and applications.  A portion of these increased costs were capitalized for the development of software.

Depreciation and amortization expense increased 24.8% to $1.0 million for the three-month period ended March 31, 2013, compared to $0.8 million for the three-month period ended March 31, 2012.  The increase includes the amortization of additional internally developed software and intangible assets from the acquisition completed in October 2012.

Interest expense was $0.1 million for both the three-month period ended March 31, 2013 and 2012. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from the public equity offering of our shares of common stock. We will continue to recognize interest expense for the seller-financed note payable related to the October 2012 acquisition, deferred financing and other costs to maintain the bank credit facilities and capital leases.

We recorded an income tax benefit of $0.1 for the three months ended March 31, 2013, as compared to a nominal income tax provision for the three months ended March 31, 2012, representing effective tax rates of 120.2% and 0.6%, respectively. The difference between our effective tax rate of 120.2% and the 34.0% federal statutory rate in the three months ended March 31, 2013 resulted primarily from income tax benefit resulting from disqualifying dispositions of incentive stock options compared to our near break-even loss before income taxes for the period.  For the three months ended March 31, 2012, the difference between our effective tax rate of 0.6% and the 34.0% federal statutory rate resulted primarily from our valuation allowance against all net deferred tax assets. The valuation allowance against federal net operating losses and certain other deferred tax assets was released during the three months ended September 30, 2012.

Segment Information

We have two reportable segments: Machine-to-Machine (M2M) and Other Services.  The M2M segment is made up of all our cellular and satellite machine-to-machine communications services and hardware.  The Other Services segment includes our video conferencing hardware and installation of telecommunications equipment.

Our chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on a segment basis, with the CEO evaluating performance based upon segment gross profit. The CEO does not view segment results below gross profit, and therefore unallocated operating expenses; interest and other, net; and the (benefit) provision for income taxes are not broken out by segment. Items below segment profit are reviewed on a consolidated basis.

Our revenues and gross profit by reportable segment are summarized below.  Prior year information has been reclassified to conform to the current year presentation (dollars in thousands).

	Three Months Ended
	March 31,		2013 vs. 2012
	2013	2012	% Change
Net income:
M2M:
Subscription revenue	$11,992	$10,107	18.7%
Embedded devices and hardware sales	4,534	4,356	4.1%
Total M2M revenue	16,526	14,463	14.3%
Other services	204	69	195.7%
	16,730	14,532	15.1%

Cost of sales, exclusive of depreciation and amortization:
M2M:
Cost of subscription revenue	5,240	4,130	26.9%
Cost of embedded devices and hardware	4,317	3,588	20.3%
Total M2M cost of sales	9,557	7,718	23.8%
Cost of other services	178	31	474.2%
	9,735	7,749	25.6%
Gross profit	$6,995	$6,783	3.1%
Gross profit %	41.8%	46.7%

Three Months Ended March 31, 2013 and 2012

M2M Segment

Subscription revenue increased 18.7% to $12.0 million for the three-month period ended March 31, 2013, compared to $10.1 million the three-month period ended March 31, 2012.  This increase was primarily due to the growth in M2M subscriptions to 2.0 million at March 31, 2013 compared to 1.5 million at March 31, 2012.

Embedded devices and hardware revenue increased 4.1% to $4.5 million for the three-month period ended March 31, 2013, compared to $4.4 million the three-month period ended March 31, 2012.  This increase represents the sale of more units compared to the earlier period; however the average selling price has been lower as we have priced certain of our fourth generation network (4G) products more aggressively to compete with our competitors’ products. We have also provide bundled pricing to certain customers, which, for purposes of revenue recognition, results in embedded devices and hardware reflecting a lower price and lower gross margin. Over the longer term, however, we expect to recognize greater, higher-margin recurring revenue from the bundled pricing.

Cost of M2M recurring subscription revenue increased 26.9% to $5.2 million for the three-month period ended March 31, 2013, compared to $4.1 million for the three-month period ended March 31, 2012.  The increase correlates to the increase in recurring revenue and support as well as non-recurring carrier fees of $0.2 million in the three-month period ended March 31, 2013.

Cost of M2M embedded devices and hardware revenue increased 20.3% for the three-month period ended March 31, 2013 to $4.3 million, compared to $3.6 million for the three-month period ended March 31, 2012.  The increase correlates to the increase in sales of embedded devices and hardware. As noted above, costs increased as a greater percent of revenue for the three-month period ended March 31, 2013 compared to the similar prior year period due to a lower average selling price of certain of our products.

Other Services Segment

Other services revenue increased to $0.2 million for the three-month period ended March 31, 2013, compared to $0.1 million for the three-month period ended March 31, 2012. Cost of other services revenue increased to $0.2 million for the three-month period ended March 31, 2013, compared to a nominal amount for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

We had working capital of $34.2 million as of March 31, 2013 and $11.2 million as of December 31, 2012.  We had cash balances of $25.5 million and $4.9 million, as of March 31, 2013 and December 31, 2012 respectively.

Net cash provided by operating activities for the three-month period ended March 31, 2013 was less than $0.1 million.  The primary non-cash adjustments to net income for the three-month period ended March 31, 2013 were $1.0 million for depreciation and amortization and $0.3 million for share based compensation expense. The changes in operating assets and liabilities included a $1.2 million decrease in accounts payable and a $0.7 million decrease in inventory.

Net cash used in investing activities for the three-month period ended March 31, 2013 was $0.6 million, primarily for purchases and capitalization of internally developed software.

Net cash provided in financing activities for the three-month period ended March 31, 2013 was $21.1 million, representing the $27.8 million net proceeds of our underwritten offering less repayment of the outstanding balance of our bank debt and principal payments on seller-financed debt.

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions, the registration statement allowed us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement. The registration statement was declared effective on May 2, 2011.

On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering to sell up to 2.3 million shares of our common stock, in addition to 0.4 million shares which were available for purchase by the underwriters, in an underwritten public offering.  The prospectus supplement was declared effective on January 24, 2013.  In January and February 2013, we received net proceeds of $27.8 million after underwriting fees and discounts in exchange for 2.7 million shares as a result of an underwritten public offering.  We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

At March 31, 2013, we had no outstanding balance on our credit facility and available credit of $15.0 million at an interest rate of 4%.  We were in compliance with all financial covenants of our credit agreement at March 31, 2013 and there were no letters of credit outstanding.  As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the credit facility.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars.  Foreign operations were not significant to us for the quarter ended March 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at March 31, 2013. Steps being undertaken to remediate these weaknesses are discussed below.

The Company is continuing to reinforce its processes to address the previously reported material weaknesses.  The Company believes the steps being taken to remediate these weaknesses are appropriate and the Company expects them to be fully remediated before the end of its fiscal year. Remediation efforts include:

Segregation of Duties:  We intend to improve the segregation of duties with the combination of increasing finance personnel and reassigning certain responsibilities within the group. We are consulting with external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties.

Financial Close: We are re-evaluating the appropriate supporting documentation, preparation, review and approval (with additional standards for format and timing of general ledger account reconciliations) and have performed staff training.  This re-evaluation and training will continue. We are in the process of identifying standard and non-standard manual journal entries so that appropriate levels of review are put in place and appropriate supporting documentation is included and retained with the journal entries. We have also engaged external experts to review how we utilize our financial accounting application to maximize use of the system automated processes to reduce the number of required manual journal entries. We are also adding additional qualified personnel so that the financial close process procedures can be performed in an appropriate and timely manner. We have engaged a contractor to assist the Company in the financial close process while we take further remediation actions.

Non-routine transactions:  We added the identification and review of non-routine transactions to our monthly financial review meetings including documenting such transactions and will seek external expertise on the appropriate accounting treatment of such transactions. In addition, we intend to provide periodic internal control and accounting training sessions for the benefit of the accounting department, designed to ensure staff have the opportunity to further develop their knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

Inventory:  Physical Inventory procedures were completely re-written and expanded to provide additional controls including:

•	Creating a pre-inventory preparation checklist

•	Introduction of dated and signed decals to mark counted boxes

•	Improved labeling of locations and SKUs

•	Addition of locations for quarantine and receiving

•	Required two-person count teams and arbiter

We have completed training of all employees supporting physical inventory on the above procedures and we have hired an experienced Inventory Manager responsible for overseeing and reconciling the companywide physical inventory. Warehouses have also been reorganized to improve the inventory count process and quality control managers have observed several physical inventory counts and conducted mock audits.

Contractual Agreements:  We have licensed and begun implementation and training on a new contract management solution. The contract management solution will require review and pre-approval, including accounting personnel to identify potential accounting issues. Training has been and will continue to be targeted to personnel in the sales and procurement/purchasing areas of the Company. In addition, new contracts will be discussed in monthly financial review meetings, identifying those that may require different or new accounting treatment. We will seek external expertise where necessary for new complex arrangements.

Notwithstanding the material weakness described above, management has concluded that the Company’s consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.	Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At March 31, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on October 1, 2012, the Company issued 41,521 shares of common stock to the seller in connection with the acquisition of assets of a small technology business.  The Company issued the shares in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (“1933 Act”).

Effective on February 1, 2013, the Company completed the purchase of the assets and business of VoiceDataWare, Inc. d/b/a AVIDwireless, including intellectual property and know-how.  In connection with the purchase, the Company agreed to issue up to 73,587 shares of time-restricted common stock to four founders and shareholders of AVIDwireless.  Under the terms of the purchase agreement, the final number of shares to be issued may be adjusted based on a valuation of certain assets.  The Company completed the purchase and expects to issue the shares during 2013 in reliance on the exemption from registration provided by Section 4(2) under the 1933 Act.

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form    10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, (ii)  Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders Equity at March 31, 2013 and 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

NUMEREX CORP.
(Registrant)

May 10, 2013	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

May 10, 2013	/s/ Alan B. Catherall
Alan B. Catherall
Chief Financial Officer
Executive Vice President and
Principle Financial and Accounting Officer