Form 10-Q
period 2013-06-30
NUMEREX CORP /PA/
filed 2013-08-08
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

     As of August 2, 2013, an aggregate of 18.9 million shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

NUMEREX CORP.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,112	$4,948
Accounts receivable, less allowance for doubtful accounts of $709 and $367	8,751	8,466
Financing receivables, current	699	512
Inventory, net of reserve for obsolesence of $945 and $332	8,344	7,363
Prepaid expense and other current assets	2,369	1,464
Assets of discontinued operations	830	2,068
TOTAL CURRENT ASSETS	45,105	24,821

Property and equipment, net of accumulated depreciation and amortization of $1,488 and $1,184	2,481	2,449
Software, net of accumulated amortization of $2,386 and $1,815	5,279	4,499
Other intangibles, net of accumulated amortization of $12,355 and $11,679	6,328	6,154
Financing receivables, non-current	1,767	1,329
Deferred tax assets	7,299	4,788
Goodwill	25,418	25,418
Other assets, non-current	2,595	2,689
TOTAL ASSETS	$96,272	$72,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,750	$7,673
Accrued expense and other current liabilities	1,361	685
Current portion of long-term debt	686	2,286
Deferred revenues	2,352	1,823
Obligations under capital leases	270	-
Liabilities of discontinued operations	293	188
TOTAL CURRENT LIABILITIES	12,712	12,655

Notes payable, non-current	792	6,008
Obligations under capital lease, non-current	298	-
Other non-current liabilities	1,112	679
TOTAL LIABILITIES	14,914	19,342

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; authorized 30,000; 19,686 and 17,171 issued; 18,445 and 15,609 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Common stock issuable	925	-
Additional paid-in-capital	93,825	68,072
Treasury stock, at cost; 1,241 and 1,562 shares	(5,239)	(8,136)
Accumulated other comprehensive loss	(29)	(8)
Accumulated deficit	(8,124)	(7,123)
TOTAL SHAREHOLDERS’ EQUITY	81,358	52,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,272	$72,147

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales:
Subscription revenue and support	$12,543	$10,420	$24,450	$20,348
Embedded devices and hardware	4,728	5,367	9,258	9,707
Total net sales	17,271	15,787	33,708	30,055
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription revenue and support	5,694	4,360	10,909	8,389
Embedded devices and hardware	4,911	4,510	9,227	8,092
Gross profit	6,666	6,917	13,572	13,574
Operating expense:
Sales and marketing	2,328	2,267	4,271	4,216
General and administrative	3,789	2,456	6,654	5,064
Engineering and development	1,269	782	2,309	1,609
Depreciation and amortization	1,263	760	2,276	1,557
Operating (loss) income	(1,983)	652	(1,938)	1,128
Interest expense	55	69	145	146
Other expense (income), net	4	3	(4)	6
(Loss) income from continuing operations before income taxes	(2,042)	580	(2,079)	976
Income tax (benefit) expense	(2,454)	8	(2,514)	11
Net income from continuing operations	412	572	435	965
(Loss) income from discontinued operations, net of income taxes	(1,424)	125	(1,436)	53
Net (loss) income	(1,012)	697	(1,001)	1,018
Other items of comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment	(4)	21	(21)	3
Comprehensive (loss) income	$(1,016)	$718	$(1,022)	$1,021

Basic earnings (loss) per share:
Income from continuing operations	$0.02	$0.04	$0.02	$0.06
(Loss) income from discontinued operations	(0.07)	0.01	(0.08)	0.01
Net (loss) income	$(0.05)	$0.05	$(0.06)	$0.07

Diluted earnings (loss) per share:
Income from continuing operations	$0.02	$0.04	$0.02	$0.06
(Loss) income from discontinued operations	(0.07)	0.00	(0.07)	0.00
Net (loss) income	$(0.05)	$0.04	$(0.05)	$0.06

Weighted average shares outstanding used in computing earnings (loss) per share:
Basic	18,411	15,419	18,004	15,304
Diluted	18,950	15,913	18,613	15,892

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Shares of	Common	Additional		Other
	Common	Stock	Paid-In	Treasury	Comprehensive	Accumulated
	Stock	Issuable	Capital	Stock	Loss	Deficit	Total

Balance at January 1, 2013	17,171	$-	$68,072	$(8,136)	$(8)	$(7,123)	$52,805
Sale of class A common stock, net of issuance costs and expenses	2,662	-	27,731	-	-	-	27,731
Class A common shares to be issued in connection with acquisition	-	925	-	-	-	-	925
Stock-based compensation	-	-	717	-	-	-	717
Other activity of stock-based compensation plans	108	-	9	-	-	-	9
Issuance of shares for warrant exercise	66	-	193	-	-	-	193
Retirement of treasury stock	(321)	-	(2,897)	2,897	-	-	-
Translation adjustment	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	-	(1,001)	(1,001)
Balance at June 30, 2013	19,686	$925	$93,825	$(5,239)	$(29)	$(8,124)	$81,358

Balance at January 1, 2012	16,691	$-	$66,634	$(8,136)	$(13)	$(14,288)	$44,197
Stock-based compensation	-	-	748	-	-	-	748
Other activity of stock-based compensation plans	305	-	205	-	-	-	205
Conversion of warrants	45	-	-	-	-	-	-
Translation adjustment	-	-	-	-	3	-	3
Net earnings	-	-	-	-	-	1,018	1,018
Balance at June 30, 2012	17,041	$-	$67,587	$(8,136)	$(10)	$(13,270)	$46,171

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(1,001)	$1,018
Less (loss) earnings from discontinued operations	(1,436)	53
Earnings from continuing operations	435	965

Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,326	1,624
Bad debt expense	268	107
Inventory reserves	613	16
Other non-cash expense	150	41
Stock compensation expense	717	748
Deferred income taxes	(2,511)	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts and notes receivable	(1,143)	(1,301)
Inventory	(1,539)	95
Accounts payable	162	(1,482)
Deferred revenue	523	334
Other	150	(490)
Net cash provided by operating activities of continuing operations	151	657
Cash flows from investing activities:
Net cash paid for acquisition	(177)	-
Purchase of property and equipment	(599)	(410)
Purchase of intangible and other assets	(1,774)	(1,337)
Proceeds from sale-leaseback of equipment	716	-
Other	(11)	-
Net cash used in investing activities of continuing operations	(1,845)	(1,747)
Cash flows from financing activities:
Proceeds from underwritten offering, net of offering costs	27,731	-
Proceeds from exercise of warrants	193	-
Stock-based compensation plan activity	(9)	185
Proceeds from note payable	-	1,000
Principal payments on capital lease obligations	(150)	(237)
Principal payments on notes payable and debt	(6,816)	(600)
Net cash provided by financing activities of continuing operations	20,949	348
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(81)	(16)
Cash used in investing activities of discontinued operations	(10)	-
Net cash used in discontinued operations	(91)	(16)
Net increase (decrease) in cash and cash equivalents	19,164	(758)
Cash and cash equivalents at beginning of the period	4,948	9,547
Cash and cash equivalents at end of period	$24,112	$8,789
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$166	$126
Income taxes	66	111
Disclosure of non-cash investing activities:
Capital leases	716	-
Common stock issuable in connection with acquisition	925	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numerex Corp. is a leading provider of interactive and on-demand machine-to-machine (M2M) enterprise solutions. We provide our services through our integrated M2M horizontal platforms that we call Numerex DNA®.  These platforms incorporate the key M2M elements of Device (D), Network (N), and Application (A), and are generally offered on a subscription basis through our application service platform, Numerex FAST® (Foundation Application Software Technology). Numerex FAST® allows us to simplify and accelerate the delivery of M2M solutions to enterprise-based vertical markets. Business services are also offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability and around-the-clock support of our customers’ M2M solutions.

We prepare our condensed consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated intercompany transactions and balances in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013.  For further information, reference is also made to our Annual Report on Form 10-K for the year ended December 31, 2012 and the consolidated financial statements contained therein.

RECLASSIFICATION

Certain reclassifications for discontinued operations (see Note C) have been made to the prior period financial statements to conform to the current presentation.

SEGMENT REPORTING

Following the reclassification of discontinued operations (see Note C), we have only a single reporting segment.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We will comply with the presentation requirements of this guidance for the quarter ending March 31, 2014. Because the guidance only affects presentation, we do not expect adoption to have a material effect on our financial condition or results of operations.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

In March 2013, the FASB issued new accounting guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In January 2013, we adopted new accounting guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires us to (a) present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (b) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. Because the guidance impacts presentation only, adoption had no effect on our financial condition or results of operations.

In January 2013, we adopted new guidance that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. Upon adoption, the guidance did not have a material impact on the consolidated financial statements.

NOTE C – DISCONTINUED OPERATIONS

As part of the strategic planning process conducted during the quarter ended June 30, 2013, the decision was made to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc.  These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services. We anticipate a sale of the discontinued operations to be completed within one year.

Accounting guidance requires that the discontinued operations be segregated and reclassified from ongoing, continuing operations for all financial statement periods presented. All assets and liabilities of the discontinued operations have been reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying consolidated balance sheets. Similarly, all revenue and expense of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of operations and comprehensive (loss) income as results of discontinued operations, net of income taxes after income (loss) from continuing operations and before net income.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table presents the financial results of the discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales:
Subscription revenue and support	$239	$244	$504	$460
Embedded devices and hardware	50	326	79	375
Total net sales	289	570	583	835
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription revenue and support	109	110	214	211
Embedded devices and hardware	86	131	185	167
Gross profit	94	329	184	457
Operating expenses:
Sales and marketing	646	129	679	251
General and administrative	100	35	147	70
Engineering and development	28	21	51	45
Depreciation and amortization	6	19	10	38
Operating (loss) income	(686)	125	(703)	53
Goodwill impairment	949	-	949	-
Income tax benefit	(211)	-	(216)	-
Net (loss) income	$(1,424)	$125	$(1,436)	$53

Discontinued operations include $0.9 million for the impairment of historical BNI goodwill, $0.6 million additional reserve for uncollectible accounts receivable and less than $0.1 million estimated costs to sell the discontinued operations. The carrying value of BNI goodwill was re-evaluated for impairment in conjunction with our decision to exit these non-core businesses. We will not be pursing new sales of BNI products and services and do not anticipate significant recurring sales to existing customers. These qualitative factors were indicators that it was more likely than not that the fair value of the BNI reporting unit was less than its carrying amount, including goodwill.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table summarizes the assets and liabilities reported as discontinued operations for the periods presented (in thousands):

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts of $612 and $16	$419	$915
Inventory, net of reserve for obsolesence of $30 and $30	139	140
Prepaid expense and other current assets	32	47
TOTAL CURRENT ASSETS	590	1,102
Property and equipment, net	11	1
Software, net	-	7
Goodwill	-	949
Other assets, non-current	229	9
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$830	$2,068

LIABILITIES
CURRENT LIABIITIES
Accounts payable	$22	$6
Accrued expense and other current liabilities	229	181
Deferred revenue	42	1
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$293	$188

NOTE D – ACQUISITION

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

Total consideration was $1.1 million, comprised of $0.2 million in cash and 73,587 time-restricted shares of our class A common stock having a fair value of $0.9 million. The shares are expected to be issued in 2013 and are reflected in the accompanying condensed consolidated balance sheet and condensed consolidated statements of stockholders’ equity as common stock issuable.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The following table sets forth the allocation of the purchase price (in thousands):

Accounts receivable	$35
Inventory	55
Fixed assets	25
Software	967
Trademarks	32
Deferred revenue	(12)
Net assets acquired	$1,102

The total purchase consideration was allocated to identifiable assets purchased and liabilities assumed based on fair value. Software and trademarks have average estimated useful lives of 3.5 years and 5 years, respectively. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs. The fair value of trademarks was based on an income approach with key assumptions including estimated royalty rates to license the trademarks from a third party. No portion of the purchase price was allocated to goodwill. Amortization expense was less than $0.1 million from the date of the acquisition.

The results of operations and cash flows are included in the accompanying condensed consolidated financial statements from the date of acquisition and include the addition of five employees. Transaction costs were recorded as general and administrative expense as incurred. The operating results and cash flows from the acquired assets and business were not significant during the three and six months ended June 30, 2013 and are expected to be modest during the remainder of the year ending December 31, 2013. Pro forma results of operations have not been presented, as the acquisition was not material to our results of operations for the periods presented.

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

Although the acquisition of assets included an active base of customers that currently generate subscription-based recurring revenue, the financial impact was not significant during the year ended December 31, 2012 and is expected to be modest during the year ended December 31, 2013. If we had made the acquisition as of January 1, 2012, total pro forma consolidated revenue would have been higher by approximately $0.3 and $0.6 million for the three and six months ended June 30, 2012, and pro-forma consolidated net loss and net income from continuing operations lower by less than $0.1 million for both the three and six months ended June 30, 2012. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of January 1, 2012.

NOTE E - INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$1,624	$834
Finished goods	7,665	6,861
Reserve for obsolescense	(945)	(332)
	$8,344	$7,363

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE F – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

We did not incur significant costs to renew or extend the term of existing intangible assets during the three or six months ending June 30, 2013 or the year ended December 31, 2012. Amortizing intangible assets consisted of the following (in thousands):

	June 30, 2013				December 31, 2012
	Weighted Average	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Reamaining Useful Lives	Carrying Amount	Amortization	value	Carrying Amount	Amortization	value
Purchased and developed software	2.5	$7,665	$(2,386)	$5,279	$6,314	$(1,815)	$4,499
Patents, trade and service marks	6.0	2,717	(990)	1,727	2,456	(803)	1,653
Customer relationships	5.1	1,966	(426)	1,540	1,966	(294)	1,672
Other intangible assets	1.3	14,000	(10,939)	3,061	13,411	(10,582)	2,829
		$26,348	$(14,741)	$11,607	$24,147	$(13,494)	$10,653

Amortization expense of intangible assets was $1.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2013, and $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2012.

Goodwill

We have not recorded any changes in goodwill related to continuing operations for the six months ended June 30, 2013. No goodwill was recognized from the acquisition of AVID (see Note D). We recorded a $0.9 million impairment of goodwill related to a discontinued business which is reflected in discontinued operations (see Note C).

NOTE G – INCOME TAXES

We recorded an income tax benefit from continuing operations of $2.5 million for both the three and six months ended June 30, 2013, as compared to nominal income tax expense for the three and six months ended June 30, 2012. The effective tax rates were 120.2% and 120.9%, respectively, for the three and six months ended June 30, 2013 compared to 1.4% and 1.1%, respectively, for the three and six months ended June 30, 2012. The difference between our effective tax rates and the 34.0% federal statutory tax rate for the three and six months ended June 30, 2013 resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary.  State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the three and six months ended June 30, 2013.

The difference between our effective tax rates and federal statutory tax rate for the three and six months ended June 30, 2012 resulted primarily from our valuation allowance against all net deferred tax assets. The valuation allowance against federal net operating losses and certain other deferred tax assets was released during the three months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would more likely than not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In addition, certain returns from earlier years in which net operating losses have arisen are still open for examination by the tax authorities.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE H – CAPITAL LEASES

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

During 2013, we entered into capital leases for computer and network equipment having a value of $0.7 million and expiring in 2015. Future minimum capital lease payments and the present value of the net minimum lease payments for all capital leases as of June 30, 2013 are as follows (in thousands):

2013	$199
2014	398
2015	171
Remaining capital lease payments	768
Less amount representing imputed interest	(200)
Present value of minimum lease payments	568
Less current portion	(270)
$298

NOTE I – EQUITY

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions, the registration statement allowed us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement. The registration statement was declared effective on May 2, 2011.

On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering of up to 2.3 million shares of our common stock with an additional 0.4 million shares available for purchase by the underwriters on exercise of its overallotment option. We received net proceeds of $27.7 million after underwriting fees and discounts for 2.7 million shares.  We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (none as of December 31, 2012) are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013
Investment in short-term U.S.
Treasury funds (cash equivalents)	$19,118	$-	$-	$19,118

The fair value of other financial instruments classified as current assets or liabilities, including cash and cash equivalents and accounts receivable, approximate carrying value, principally because of the short-term, maturity of those items. The fair value of our capitalized lease obligation approximates carrying value based on the short-term maturity of the obligation. The fair value of our long-term notes receivable and payable approximates carrying value based on their effective interest rates compared to current market rates and similar type borrowing arrangements.

NOTE K – STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2013, stock-based compensation expense was $0.4 million and $0.7 million respectively, and for the three and six months ended June 30, 2012, stock-based compensation was $0.3 million and $0.7 million respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2013, net of estimated forfeitures, is $6.1 million and is expected to be recognized over a weighted-average period of 2.5 years.

NOTE L – EARNINGS PER SHARE

Basic net earnings per share available to common shareholders is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and issuable during the period. Diluted net earnings per share gives effect to all potentially dilutive common share equivalents outstanding during the period. The dilutive effect of outstanding share-based compensation awards and warrants is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

The following table sets forth the basic and diluted weighted average shares outstanding for earnings per share calculations as disclosed on the condensed consolidated statements of operations and other comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares of common stock outstanding and issuable	18,411	15,419	18,004	15,304
Dilutive effect of common stock equivalents	539	494	609	588
	18,950	15,913	18,613	15,892

Stock options, stock appreciation rights and warrants excluded because anti-dilutive	641	641	634	634

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This document contains, and other statements may contain, forward-looking statements with respect to our future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “strategy,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this filing, and we assume no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring subscription revenue; the risks that a substantial portion of revenue derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenue; changes in financial and capital markets and the inability to raise growth capital; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and the extent and timing of technological changes.

Overview

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” the “Company” or “Numerex” refers to Numerex Corp. and subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of the Company.  This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

We are headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania.  We are a leading provider of on-demand and interactive machine-to-machine (M2M) enterprise solutions.

Our strategy has remained, at its core, the same: to generate long-term and sustainable recurring revenue through the use of our integrated M2M horizontal platforms that we call Numerex DNA®.  These platforms incorporate the key M2M elements of Device (D), Network (N), and Application (A), and are generally offered on a subscription basis through our application service platform, Numerex FAST® (Foundation Application Software Technology). Numerex FAST® allows us to simplify and accelerate the delivery of M2M solutions to enterprise-based vertical markets.  We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability and around-the-clock support of our customers’ M2M solutions.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While our overall business has grown and we believe that our prospect for future sales opportunities is strong, particularly demand from our channel partners for our network and application platforms, general economic uncertainty remains and may reduce or limit our future growth.  We have continued to closely monitor our credit policies in response to the economic climate, especially for our hardware-only sales.

Net sales increased 9.4% to $17.3 million for the three months ended June 30, 2013, compared to $15.8 million for the similar period in 2012. Net sales increased 12.2% to $33.7 million for the six months ended June 30, 2013, compared to $30.1 million for the similar period in 2012. We also added 139,000 net new subscriptions during the three-month period ended June 30, 2013, an increase of 20% compared to the 116,000 net new subscriptions added during the similar period in 2012. Total subscriptions increased 38% to 2.2 million as of June 30, 2013, compared to 1.6 million as of June 30, 2012. Discontinued operations have no effect on our subscription base as these entities are not part of our core business.

As part of the strategic planning process conducted during the quarter ended June 30, 2013, the decision was made to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the periods indicated along with comparative information between the periods (dollars in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Net sales:
Subscription revenue and support	$12,543	$10,420	20.4%
Embedded devices and hardware	4,728	5,367	-11.9%
Total net sales	17,271	15,787	9.4%
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription revenue and support	5,694	4,360	30.6%
Embedded devices and hardware	4,911	4,510	8.9%
Gross profit	6,666	6,917	-3.6%
Operating expense:
Sales and marketing	2,328	2,267	2.7%
General and administrative	3,789	2,456	54.3%
Engineering and development	1,269	782	62.3%
Depreciation and amortization	1,263	760	66.2%
Operating (loss) income	(1,983)	652	nm *
Interest expense	55	69	-20.3%
Other expense (income), net	4	3	33.3%
(Loss) income from continuing operations before income taxes	(2,042)	580	nm *
Income tax (benefit) expense	(2,454)	8	nm *
Net income from continuing operations	412	572	-28.0%
(Loss) income from discontinued operations, net of income taxes	(1,424)	125	nm *
Net (loss) income	$(1,012)	$697	nm *

* – not meaningful

Subscription revenue and support increased 20.4% to $12.5 million for the three months ended June 30, 2013 compared to $10.4 million for the three months ended June 30, 2012.  The increase was related to growth in M2M subscriptions to both new and existing customers. During the three months ended June 30, 2013, we added 139,000 net new subscriptions, bringing total subscriptions to 2.2 million. Embedded devices and hardware revenue decreased 11.9% to $4.7 million for the three months ended June 30, 2013, compared to $5.4 million for the three months ended June 30, 2012.  The decrease was primarily related to delays from a contract manufacturer that produces devices for certain of our customers. We have also offered modest promotional price discounts for non-4G devices and hardware to maintain sales of those products as we continue to introduce new 4G products.

Cost of sales for subscription revenue and support increased 30.6% to $5.7 million for the three months ended June 30, 2013 compared to $4.4 million for the three months ended June 30, 2012. The increase reflects additional carrier fees associated with subscription growth and colocation costs for a new redundant network site to support revenue growth and to ensure continued maximum service reliability for our customers. Cost of sales for embedded devices and hardware increased 8.9% to $4.9 million for the three months ended June 30, 2013 compared to $4.5 million for the three months ended June 30, 2012. The increase includes higher product costs associated with the newer 4G devices and also a $0.5 million increase in the inventory reserve for obsolescence on older technology products.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expense remained consistent at $2.3 million for the three months ended June 30, 2013 and 2012.

General and administrative expense increased 54.3% to $3.8 million for the three months ended June 30, 2013, compared to $2.5 million for the three months ended June 30, 2012.  A portion of the increase is attributed to an additional $0.7 million in professional and consulting fees. Professional fees and consulting fees include (a) additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, (b) legal fees associated with potential new product development for one of our customers and (c) costs incurred in conjunction with development of our long-term strategic plan. Salary and stock option compensation expense increased $0.6 million, including $0.3 million incurred as part of the realignment of our executive team.

Engineering and development expense increased 62.3% to $1.3 million for the three months ended June 30, 2013, compared to $0.8 million for the three months ended June 30, 2012.  The increase is primarily due to an increase in compensation and employee related expenses as well as increased fees to consultants and contractors as we continue developing new products, services and applications to support our current customers and to facilitate growth opportunities in our targeted vertical markets.

Depreciation and amortization expense increased 66.2% to $1.3 million for the three months ended June 30, 2013, compared to $0.8 million for the three months ended June 30, 2012.  The increase includes the amortization of additional internally developed software and, to a lesser extent, intangible assets from the two acquisitions completed in the fourth quarter of 2012 and the first quarter of 2013.

Interest remained consistent at less than $0.1 million for the three months ended June 30, 2013 and June 30, 2012. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from the public offering of our shares of common stock. We will continue to recognize interest expense for the seller-financed note payable related to the October 2012 acquisition, deferred financing and other costs to maintain the bank credit facilities and capital leases.

We recorded an income tax benefit from continuing operations of $2.5 million for the three months ended June 30, 2013, as compared to nominal income tax expense for the three months ended June 30, 2012. The effective tax rates were 120.2% and 1.4% for the three months ended June 30, 2013 and 2012, respectively. The difference between our effective tax rate and the 34.0% federal statutory tax rate for the three months ended June 30, 2013 resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary.  State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the three months ended June 30, 2013.The difference between our effective tax rate and federal statutory tax rates for the three months ended June 30, 2012 resulted primarily from our valuation allowance against all net deferred tax assets. The valuation allowance against federal net operating losses and certain other deferred tax assets was released during the three months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would more likely than not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

The loss from discontinued operations, net of income taxes was $1.4 million for the three months ended June 30, 2013 compared to net income of $0.1 million for the three months ended June 30, 2012.  For the three months ended June 30, 2013, the loss included a $0.9 million impairment of goodwill and $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued operations businesses are unrelated to our core M2M communication products and services and have been experiencing declining operating results.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the periods indicated along with comparative information between the periods (dollars in thousands):
	Six Months Ended
	June 30,
	2013	2012	% Change
Net sales:
Subscription revenue and support	$24,450	$20,348	20.2%
Embedded devices and hardware	9,258	9,707	-4.6%
Total net sales	33,708	30,055	12.2%
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription revenue and support	10,909	8,389	30.0%
Embedded devices and hardware	9,227	8,092	14.0%
Gross profit	13,572	13,574	-0.0%
Operating expense:
Sales and marketing	4,271	4,216	1.3%
General and administrative	6,654	5,064	31.4%
Engineering and development	2,309	1,609	43.5%
Depreciation and amortization	2,276	1,557	46.2%
Operating (loss) income	(1,938)	1,128	nm *
Interest expense	145	146	-0.7%
Other (income) expense, net	(4)	6	nm *
(Loss) income from continuing operations before income taxes	(2,079)	976	nm *
Income tax (benefit) expense	(2,514)	11	nm *
Net income from continuing operations	435	965	-54.9%
(Loss) income on discontinued operations, net of income taxes	(1,436)	53	nm *
Net (loss) income	$(1,001)	$1,018	nm *

* – not meaningful

Subscription revenue and support increased 20.2% to $24.5 million for the six months ended June 30, 2013, compared to $20.3 million for the six months ended June 30, 2012.  The increase was related to growth in M2M subscriptions. During the six months ended June 30, 2013, we added 287,000 net new subscriptions, exceeding 2.2 million subscriptions as of June 30, 2013. Embedded devices and hardware revenue decreased 4.6% to $9.3 million for the six months ended June 30, 2013, compared to $9.7 million for the six months ended June 30, 2012. The decrease was primarily related to delays from a contract manufacturer that produces devices for certain of our customers. We have also offered modest promotional price discounts for non-4G devices and hardware to maintain sales of those products as we continue to introduce new 4G products.

Cost of sales for subscription revenue and support increased 30.0% to $10.9 million for the six months ended June 30, 2013 compared to $8.4 million for the six months ended June 30, 2012. The increase reflects additional carrier fees associated with subscription growth and colocation costs for a new redundant network site to support revenue growth and to ensure continued maximum service uptime for our customers. Cost of sales for embedded devices and hardware increased 14.0% to $9.2 million for the six months ended June 30, 2013 compared to $8.1 million for the six months ended June 30, 2012. The increase includes higher product costs associated with the newer 4G devices and also a $0.5 million increase in the inventory reserve for obsolescence on older technology products.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expense increased 1.3% to $4.3 million for the six months ended June 30, 2013, compared to $4.2 million for the six months ended June 30, 2012. The increase is primarily due to an increase of $0.3 million in certain marketing and travel costs related to tradeshows and the timing of sales and marketing activities. The increase is partially offset by a decrease of $0.2 million related to compensation expense of sales and marketing personnel.

General and administrative expense increased 31.4% to $6.7 million for the six months ended June 30, 2013, compared to $5.1 million for the six months ended June 30, 2012. A portion of the increase is attributed to an additional $0.9 million in professional and consulting fees. Professional fees include (a) additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, (b) legal fees associated with potential new product development for one of our customers and (c) costs incurred in conjunction with development of our long-term strategic plan. Salary and stock option compensation increased $0.7 million, including $0.3 million incurred as part of the realignment of the executive team.

Engineering and development expense increased 43.5% to $2.3 million for the six months ended June 30, 2013, compared to $1.6 million for the six months ended June 30, 2012. The increase is primarily due to an increase in compensation and employee related expenses as well as increased fees to consultants and contractors as we continue developing new products, services and applications to support our current customers and to facilitate growth opportunities in our targeted vertical markets.

Depreciation and amortization expense increased 46.2% to $2.3 million for the six months ended June 30, 2013, compared to $1.6 million for the six months ended June 30, 2012. The increase includes the amortization of additional internally developed software and, to a lesser extent, intangible assets from the two acquisitions completed in the fourth quarter of 2012 and the first quarter of 2013.

Interest expense was $0.1 million for both the six months ended June 30, 2013 and June 30, 2012. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from the public offering of our shares of common stock. We will continue to recognize interest expense for the seller-financed note payable related to the October 2012 acquisition, deferred financing and other costs to maintain the bank credit facilities and capital leases.

We recorded an income tax benefit from continuing operations of $2.5 million for both the six months ended June 30, 2013, as compared to nominal income tax expense for the six months ended June 30, 2012. The effective tax rates were 120.9% and 1.1% for the six months ended June 30, 2013 and 2012, respectively. The difference between our effective tax rate and the 34.0% federal statutory tax rate for the six months ended June 30, 2013 resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary.  State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the six months ended June 30, 2013.The difference between our effective tax rate and federal statutory tax rate for the six months ended June 30, 2012 resulted primarily from our valuation allowance against all net deferred tax assets. The valuation allowance against federal net operating losses and certain other deferred tax assets was released during the three months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would more likely than not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

The loss from discontinued operations, net of income taxes was $1.4 million for the six months ended June 30, 2013 compared to net income of $0.1 million for the six months ended June 30, 2012.  For the six months ended June 30, 2013, the loss included a $0.9 million impairment of goodwill and a $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued operations businesses are unrelated to our core M2M communication products and services and have been experiencing declining operating results.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We had working capital of $32.4 million and $12.2 million as of June 30, 2013 and December 31, 2012, respectively.  We had cash balances of $24.1 million and $4.9 million, as of June 30, 2013 and December 31, 2012 respectively.

Net cash provided by operating activities of continuing operations for the six months ended June 30, 2013 was $0.2 million.  The primary non-cash adjustments to net income from continuing operations for the six months ended June 30, 2013 were additions of $2.3 million for depreciation and amortization and $0.7 million for stock compensation expense less a reduction of $2.5 million for deferred income taxes. The changes in operating assets and liabilities included a $1.1 million net increase in accounts and notes receivable and a $1.5 million net increase in inventory.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2013 was $1.8 million, primarily for purchases and capitalization of internally developed software.

Net cash provided by financing activities of continuing operations for the six months ended June 30, 2013 was $20.9 million, primarily comprised of $27.7 million net proceeds of our underwritten offering, discussed further below, less repayment of $6.8 million for the outstanding balance of our bank debt and principal payments on seller-financed debt.

Net cash used in discontinued operations for the six months ended June 30, 2013 was $0.1 million.  Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations will be eliminated following their disposal.

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions, the registration statement allowed us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement. The registration statement was declared effective on May 2, 2011.

On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering of up to 2.3 million shares of our common stock with an additional 0.4 million shares available for purchase by the underwriters on exercise of its overallotment option. We received net proceeds of $27.7 million after underwriting fees and discounts for 2.7 million shares.  We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

At June 30, 2013, we had no outstanding balance on our credit facility, no letters of credit outstanding, and available credit of $15.0 million at a variable interest rate of 4%.  We were in compliance with all financial covenants of the credit agreement at June 30, 2013.  As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the credit facility.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months.  This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

NUMEREX CORP. AND SUBSIDIARIES

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

We hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits. Certain cash balances exceeded insured limits. Operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenue and expense are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars.  Foreign operations were not significant to us for the three and six months ended June 30, 2013.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at June 30, 2013. Steps being undertaken to remediate these weaknesses are discussed below.

The Company is continuing to reinforce its processes to address the previously reported material weaknesses.  The Company believes the steps being taken to remediate these weaknesses are appropriate and the Company expects the majority of the weaknesses, if not all, to be fully remediated before the end of its fiscal year. Remediation efforts include:

Segregation of Duties:  We intend to improve the segregation of duties with the combination of increasing finance personnel and reassigning certain responsibilities within the group. We believe that the hiring of additional finance personnel as of July 1, 2013 fulfills the immediate personnel requirements. We continue consulting with external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties. We expect remediation of segregation of duties to be complete and ready for testing during the three months ended September 30, 2013.

Financial Close:  We are re-evaluating the appropriate supporting documentation, preparation, review and approval (with additional standards for format and timing of general ledger account reconciliations) and have performed staff training.  This re-evaluation and training will continue. We are in the process of identifying standard and non-standard manual journal entries so that appropriate levels of review are put in place and appropriate supporting documentation is included and retained with the journal entries. We have also engaged external experts to review how we utilize our financial accounting application to maximize use of the system automated processes to reduce the number of required manual journal entries. We have also added additional qualified personnel so that the financial close process procedures can be performed in an appropriate and timely manner.

Non-routine transactions:  We added the identification and review of non-routine transactions to our monthly financial review meetings including documenting such transactions. In addition, we intend to provide periodic internal control and accounting training sessions for the benefit of the accounting department, designed to ensure staff have the opportunity to further develop their knowledge, expertise and training in U.S. GAAP with respect to significant non-routine transactions and technical accounting matters.

NUMEREX CORP. AND SUBSIDIARIES

Inventory:  Physical Inventory procedures were completely re-written and expanded to provide additional controls including:

●	Creating a pre-inventory preparation checklist
●	Introduction of dated and signed decals to mark counted boxes
●	Improved labeling of locations and SKUs
●	Addition of locations for quarantine and receiving
●	Required two-person count teams and arbiter

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

Notwithstanding the material weaknesses described above, management has concluded that the Company’s consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.   Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  At June 30, 2013, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

NUMEREX CORP. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective on February 1, 2013, the Company completed the purchase of the assets and business of VoiceDataWare, Inc. d/b/a AVIDwireless, including intellectual property and know-how.  In connection with the purchase, the Company agreed to issue 73,587 shares of time-restricted common stock to four founders and shareholders of AVIDwireless.  The Company expects to issue the shares during 2013 in reliance on the exemption from registration provided by Section 4(2) under the 1933 Act.

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

Exhibit 101*
The following financial information from the Registrant’s Quarterly Report on Form    10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, (ii)  Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders Equity at June 30, 2013 and 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

NUMEREX CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

August 8, 2013	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

August 8, 2013	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer,
Principle Financial and Accounting Officer

