Form 10-Q
period 2013-09-30
NUMEREX CORP /PA/
filed 2013-11-07
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

     As of November 5, 2013, an aggregate of 18.6 million shares of the registrant’s Class A Common Stock, no par value (being the registrant’s only class of common stock outstanding), were outstanding.

NUMEREX CORP.
TABLE OF CONTENTS

		Page

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25
Item 4.	Controls and Procedures.	25

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27

	SIGNATURE PAGE

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)	(Note A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,817	$4,948
Accounts receivable, less allowance for
doubtful accounts of $732 and $367	9,377	8,466
Financing receivables, current	939	512
Inventory, net of reserve for obsolescence	7,759	7,363
Prepaid expense and other current assets	1,775	1,464
Assets of discontinued operations	1,130	2,284
TOTAL CURRENT ASSETS	46,797	25,037

Property and equipment, net of accumulated depreciation and amortization of $1,750 and $1,184	2,543	2,449
Software, net of accumulated amortization	6,337	4,499
Other intangibles, net of accumulated amortization	5,131	6,154
Financing receivables, non-current	2,562	1,329
Deferred tax assets	7,045	4,572
Goodwill	25,418	25,418
Other assets, non-current	2,524	2,689
TOTAL ASSETS	$98,357	$72,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,919	$7,673
Accrued expense and other current liabilities	1,648	685
Current portion of long-term debt	686	2,286
Deferred revenues	2,799	1,823
Obligations under capital leases	285	-
Liabilities of discontinued operations	354	188
TOTAL CURRENT LIABILITIES	13,691	12,655

Notes payable, non-current	633	6,008
Obligations under capital lease, non-current	233	-
Other non-current liabilities	1,290	679
TOTAL LIABILITIES	15,847	19,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; authorized 30,000; 19,857 and 17,171 issued; 18,616 and 15,609 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in-capital	95,319	68,072
Treasury stock, at cost; 1,241 and 1,562 shares	(5,239)	(8,136)
Accumulated other comprehensive loss	(21)	(8)
Accumulated deficit	(7,549)	(7,123)
TOTAL STOCKHOLDERS’ EQUITY	82,510	52,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,357	$72,147

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
Subscription and support revenue	$13,482	$11,078	$37,932	$31,426
Embedded devices and hardware	8,469	6,100	17,727	15,807
Total net sales	21,951	17,178	55,659	47,233
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	5,622	4,687	16,531	13,076
Embedded devices and hardware	7,348	5,403	16,575	13,495
Gross profit	8,981	7,088	22,553	20,662
Operating expense:
Sales and marketing	2,636	2,032	6,907	6,248
General and administrative	3,174	2,498	9,828	7,562
Engineering and development	1,317	792	3,626	2,401
Depreciation and amortization	1,209	804	3,485	2,361
Operating income (loss)	645	962	(1,293)	2,090
Interest expense	75	57	220	204
Other expense (income), net	30	(4)	25	1
Income (loss) from continuing operations before income taxes	540	909	(1,538)	1,885
Income tax benefit	(35)	(4,786)	(2,549)	(4,775)
Income from continuing operations, net of income tax benefit	575	5,695	1,011	6,660
Loss from discontinued operations, net of income taxes	-	(159)	(1,437)	(106)
Net income (loss)	575	5,536	(426)	6,554
Other items of comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	8	20	(13)	23
Comprehensive income (loss)	$583	$5,556	$(439)	$6,577

Basic earnings (loss) per share:
Income from continuing operations	$0.03	$0.37	$0.06	$0.43
Income (loss) from discontinued operations	0.00	(0.01)	(0.08)	(0.00)
Net income (loss)	$0.03	$0.36	$(0.02)	$0.43

Diluted earnings (loss) per share:
Income from continuing operations	$0.03	$0.35	$0.05	$0.42
Income (loss) from discontinued operations	0.00	(0.01)	(0.07)	(0.01)
Net income (loss)	$0.03	$0.34	$(0.02)	$0.41

Weighted average shares outstanding used in computing
earnings (loss) per share:
Basic	18,565	15,487	18,193	15,357
Diluted	19,014	16,061	18,746	15,939

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Shares of	Additional		Other
	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Stock	Capital	Stock	(Loss) Income	Deficit	Total

Balance at January 1, 2013	17,171	$68,072	$(8,136)	$(8)	$(7,123)	$52,805
Sale of class A common stock, net of issuance costs and expenses	2,662	27,731	-	-	-	27,731
Issuance of class A common shares issued in connection with acquisition	74	925	-	-	-	925
Stock-based compensation	-	1,323	-	-	-	1,323
Other activity of stock-based compensation plans	205	(28)	-	-	-	(28)
Issuance of class A common stock for warrant exercise	66	193	-	-	-	193
Retirement of treasury stock	(321)	(2,897)	2,897	-	-	-
Translation adjustment	-	-	-	(13)	-	(13)
Net loss	-	-	-	-	(426)	(426)
Balance at September 30, 2013	19,857	$95,319	$(5,239)	$(21)	$(7,549)	$82,510

Balance at January 1, 2012	16,691	$66,634	$(8,136)	$(13)	$(14,288)	$44,197
Stock-based compensation	54	1,083	-	-	-	1,083
Issuance of class A common stock in connection with Directors Stock Plan	3	29	-	-	-	29
Other activity of stock-based compensation plans	268	287	-	-	-	287
Issuance of net shares of class A common stock for warrant exercise	45	-	-	-	-	-
Translation adjustment	-	-	-	23	-	23
Net earnings	-	-	-	-	6,554	6,554
Balance at September 30, 2012	17,061	$68,033	$(8,136)	$10	$(7,734)	$52,173

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(426)	$6,554
Less loss from discontinued operations	(1,437)	(106)
Income from continuing operations, net of income tax benefit	1,011	6,660

Adjustments to reconcile income from continuing operations, net of income tax benefit, to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,552	2,361
Bad debt expense	350	168
Inventory reserves	704	80
Other non-cash expense	187	57
Stock-based compensation	1,323	1,083
Deferred income taxes	(2,473)	(4,739)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts and financing receivables, net	(2,886)	(2,539)
Inventory, net	(1,045)	(778)
Accounts payable	412	(81)
Deferred revenue	990	289
Other	1,210	(880)
Net cash provided by operating activities of continuing operations	3,335	1,681
Cash flows from investing activities:
Net cash paid for acquisition	(177)	-
Purchase of property and equipment	(1,002)	(1,050)
Purchase of intangible and other assets	(2,599)	(1,976)
Proceeds from sale-leaseback of equipment	716	-
Other	(11)	(500)
Net cash used in investing activities of continuing operations	(3,073)	(3,526)
Cash flows from financing activities:
Proceeds from underwritten offering, net of offering costs	27,731	-
Proceeds from exercise of warrants	193	-
Stock-based compensation plan activity	(28)	287
Proceeds from note payable	-	1,000
Principal payments on capital lease obligations	(198)	(237)
Principal payments on notes payable and debt	(6,975)	(1,900)
Net cash provided by (used in) financing activities of continuing operations	20,723	(850)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	(105)	7
Net cash used in investing activities of discontinued operations	(11)	(104)
Net cash used in discontinued operations	(116)	(97)
Net increase (decrease) in cash and cash equivalents	20,869	(2,792)
Cash and cash equivalents at beginning of the period	4,948	9,547
Cash and cash equivalents at end of period	$25,817	$6,755
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$144	$172
Income taxes	76	175
Disclosure of non-cash investing activities:
Capital leases	716	-
Common stock issued in connection with acquisition	925	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numerex Corp. is a leading provider of interactive and on-demand machine-to-machine (M2M) technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the enterprise and government markets worldwide. We offer Numerex DNA® that generally include hardware and smart Devices (D), cellular and satellite Network services (N), and software Applications (A) that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability, and round-the-clock support of our customers’ M2M solutions. For additional information, please visit www.numerex.com.

We prepare our condensed consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (US GAAP). The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated intercompany transactions and balances in consolidation. The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is also made to our Annual Report on Form 10-K for the year ended December 31, 2012 and the consolidated financial statements contained therein.

RECLASSIFICATIONS

Certain reclassifications for discontinued operations (see Note C) have been made to the prior period financial statements to conform to the current presentation.

SEGMENT REPORTING

As a result of the decision to exit non-core businesses and their subsequent reclassification to discontinued operations (see Note C), we have one reportable segment.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We will comply with the presentation requirements of this guidance for the quarterly period ending March 31, 2014. Because the guidance only affects presentation, we do not expect adoption to have a material effect on our financial condition or results of operations.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued new accounting guidance to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations, absent any material transactions involving derecognition of subsidiaries or groups of assets within a foreign entity.

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

NOTE C – DISCONTINUED OPERATIONS

As part of a strategic planning process conducted during the quarterly period ended June 30, 2013, the decision was made to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services. We anticipate the disposal of the discontinued operations to be completed within one year.

Accounting guidance requires that the discontinued operations be segregated and reclassified from ongoing, continuing operations for all financial statement periods presented. All assets and liabilities of the discontinued operations have been reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying consolidated balance sheets. All revenue and expense of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of operations and comprehensive income (loss) as results of discontinued operations, net of income taxes, after income from continuing operations, net of income tax benefit and before net income (loss). Similarly, all cash flows of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of cash flows as cash flows from discontinued operations.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the financial results of the discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
Subscription and support revenue	$189	$172	$693	$632
Embedded devices and hardware	188	313	267	688
Total net sales	377	485	960	1,320
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	77	101	291	312
Embedded devices and hardware	90	129	276	297
Gross profit	210	255	393	711
Operating expenses:
Sales and marketing	29	102	708	355
General and administrative	32	37	181	107
Engineering and development	22	21	73	66
Depreciation and amortization	2	18	9	53
Operating income (loss)	125	77	(578)	130
Goodwill impairment	-	-	949	-
Income tax expense (benefit)	125	236	(90)	236
Loss from discontinued operations, net of income taxes	$-	$(159)	$(1,437)	$(106)

Discontinued operations include $0.9 million for the impairment of historical BNI goodwill, $0.6 million additional reserve for uncollectible accounts receivable and less than $0.1 million estimated costs to sell the discontinued operations. The carrying value of BNI goodwill was reevaluated for impairment in conjunction with our decision to exit these non-core businesses. We will not be pursuing new sales of BNI products and services and do not anticipate significant recurring sales to existing customers. These qualitative factors were indicators that it was more likely than not that the fair value of the BNI reporting unit was less than its carrying amount, including goodwill.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities reported as discontinued operations for the periods presented (in thousands):

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts of $605 and $16	$640	$915
Inventory, net of reserve for obsolescence of $30 and $30	123	140
Prepaid expense and other current assets	26	47
TOTAL CURRENT ASSETS	789	1,102
Property and equipment, net	10	1
Software, net	-	7
Goodwill	-	949
Other assets	331	225
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$1,130	$2,284

LIABILITIES
CURRENT LIABIITIES
Accounts payable	$14	$6
Accrued expense and other current liabilities	205	181
Deferred revenue	135	1
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$354	$188

NOTE D – ACQUISITIONS

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

Total consideration was $1.1 million, comprised of $0.2 million in cash and 73,587 shares of our class A common stock having a fair value at the time of issuance of $0.9 million. The shares are subject to various time-based selling restrictions.

The following table sets forth the allocation of the purchase price (in thousands):

Accounts receivable	$35
Inventory	55
Fixed assets	25
Software	967
Trademarks	32
Deferred revenue	(12)
Net assets acquired	$1,102

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations and cash flows are included in the accompanying condensed consolidated financial statements from the date of acquisition and include the addition of five employees. Transaction costs were recorded as general and administrative expense as incurred. The operating results and cash flows from the acquired assets and business were not significant during the three and nine months ended September 30, 2013 and are expected to be modest during the remainder of the year ending December 31, 2013. Pro forma results of operations have not been presented, as the acquisition was not material to our results of operations for the periods presented.

2012 Acquisition

On October 1, 2012, we acquired a technology business. The acquisition date fair value was $4.4 million, comprised of $2.0 million in cash, $1.9 million promissory note payable to the sellers, 41,521 shares of our class A common stock with a fair value of $0.5 million at the time of issuance and the assumption of certain liabilities. Through the acquisition, we acquired substantially all of the assets of the target, consisting primarily of technology and intellectual property which included a portfolio of patents. The acquisition supports and widens our M2M platform capabilities in real-time monitoring of critical assets and events. The transaction was accounted for using the acquisition method.

Although the acquisition of assets included an active base of customers that currently generate subscription-based recurring revenue, the financial impact was not significant during the year ended December 31, 2012 and is expected to be modest during the year ended December 31, 2013. If we had made the acquisition as of January 1, 2012, total pro forma consolidated revenue would have been higher by approximately $0.3 and $1.3 million for the three and nine months ended September 30, 2012, and pro-forma consolidated net loss and income from continuing operations, net of income tax benefit, lower by less than $0.1 million for both the three and nine months ended September 30, 2012. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of January 1, 2012.

NOTE E - INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$1,427	$834
Finished goods	7,368	6,861
Reserve for obsolescence	(1,036)	(332)
	$7,759	$7,363

We recorded expense of $0.7 million during the nine months ended September 30, 2013 for an increase in the inventory reserve for obsolescence, primarily for older technology products.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

We did not incur significant costs to renew or extend the term of existing intangible assets during the three or nine months ending September 30, 2013 or the year ended December 31, 2012. Amortizing intangible assets consisted of the following (in thousands):

	September 30, 2013				December 31, 2012
	Weighted Average	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Remaining Useful Lives	Carrying Amount	Amortization	Value	Carrying Amount	Amortization	Value
Purchased and developed software	2.3	$9,397	$(3,060)	$6,337	$6,314	$(1,815)	$4,499
Patents, trade and service marks	5.5	2,772	(1,079)	1,693	2,456	(803)	1,653
Customer relationships	4.6	1,966	(514)	1,452	1,966	(294)	1,672
Other intangible assets	1.2	13,164	(11,178)	1,986	13,411	(10,582)	2,829
		$27,299	$(15,831)	$11,468	$24,147	$(13,494)	$10,653

Amortization expense of intangible assets was $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2013, and $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2012. During the nine months ended September 30, 2013, we wrote-off $0.5 million of fully-amortized intangible assets that were no longer in use.

Goodwill

We have not recorded any changes in goodwill related to continuing operations for the nine months ended September 30, 2013. No goodwill was recognized from the acquisition of AVID (see Note D). We recorded a $0.9 million impairment of goodwill related to a discontinued business which is reflected in discontinued operations (see Note C).

We have elected to change our annual goodwill impairment testing measurement date from December 31 to October 1 effective October 1, 2013, primarily to correspond to our annual strategic, financial planning and budgeting processes. The change in annual testing dates does not affect our financial results for the three or nine months ended September 30, 2013 or any prior periods, nor is it expected to affect our financial results for the full year ended December 31, 2013. Furthermore, the change is not expected to impact the evaluation of goodwill as there have been no events or circumstances that have occurred through September 30, 2013 that would raise concern that the conclusion that would have been reached when evaluating goodwill as of December 31, 2013 would be different than the conclusion reached when evaluating goodwill as of October 1, 2013.

NOTE G – INCOME TAXES

We recorded an income tax benefit from continuing operations of less than $0.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2013, as compared to an income tax benefit of $4.8 million for both the three and nine months ended September 30, 2012. The difference between the recorded income tax benefit and a provision (expense) using the 34.0% federal statutory tax rate for the three months ended September 30, 2013 resulted primarily from a reduction in our reserve for state income taxes related to unrecognized tax benefits. For the nine months ended September 30, 2013, the difference between the recorded income tax benefit and a benefit using the federal statutory tax rate was primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner's interest in our Cellemetry LLC subsidiary. The reduction in our reserve for state income taxes related to unrecognized tax benefits also contributed to the difference between the recorded income tax benefit and a benefit using the federal statutory tax rate for the nine months ended September 30, 2013.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The differences between the recorded income tax benefit and a provision using the federal statutory tax rate for the three and nine months ended September 30, 2012 were due to the release of a portion of the valuation allowance against federal net operating losses and certain other deferred tax assets was released during the three months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would likely not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

We file US, state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In addition, certain returns from earlier years in which net operating losses have arisen are still open for examination by the tax authorities.

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

During 2013, we entered into capital leases for computer and network equipment having a value of $0.7 million and expiring in 2015. Future minimum capital lease payments and the present value of the net minimum lease payments for all capital leases as of September 30, 2013 are as follows (in thousands):

2013	$99
2014	398
2015	158
Remaining capital lease payments	655
Less amount representing imputed interest	(137)
Present value of minimum lease payments	518
Less current portion	(285)
$233

NOTE I – EQUITY

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions, the registration statement allows us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement. The registration statement was declared effective on May 2, 2011. On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering of up to 2.3 million shares of our class A common stock with an additional 0.4 million shares available for purchase by the underwriters on exercise of its overallotment option. We received net proceeds of $27.7 million after underwriting fees and discounts for 2.7 million shares. We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

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

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (none as of December 31, 2012) are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013
Investment in short-term US
Treasury funds (cash equivalents)	$19,630	$-	$-	$19,630

The fair value of other financial instruments classified as current assets or liabilities, including cash and cash equivalents and accounts receivable, approximate carrying value, principally because of the short-term, maturity of those items. The fair value of our capitalized lease obligation approximates carrying value based on the short-term maturity of the obligation. The fair value of our long-term financing receivables and notes payable approximates carrying value based on their effective interest rates compared to current market rates and similar type borrowing arrangements.

NOTE K – STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2013, stock-based compensation expense was $0.6 million and $1.3 million respectively, and for the three and nine months ended September 30, 2012, stock-based compensation was $0.3 million and $1.1 million respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2013, net of estimated forfeitures, is $5.8 million and is expected to be recognized over a weighted-average period of 3.1 years.

NOTE L –EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and issuable during the period. Diluted net earnings per share gives effect to all potentially dilutive common share equivalents outstanding during the period. The dilutive effect of outstanding stock-based compensation awards and warrants is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

NUMEREX CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the basic and diluted weighted average shares outstanding for earnings per share calculations as disclosed on the condensed consolidated statements of operations and other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of shares of common stock outstanding and issuable	18,565	15,487	18,193	15,357
Dilutive effect of common stock equivalents	449	574	553	582
	19,014	16,061	18,746	15,939

Stock options, stock appreciation rights and warrants excluded because anti-dilutive	626	375	626	375

NOTE M – SUBSEQUENT EVENTS

In October 2013, we completed the sale of a cost method investment in a United Kingdom-based M2M solutions company. The carrying value of our investment was $0.3 million and we sold it for net proceeds of $0.6 million resulting in a gain of $0.3 million to be recognized in the quarterly period ending December 31, 2013.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater subscription revenue; the risks that a substantial portion of revenue derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenue; changes in financial and capital markets and the inability to raise growth capital; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and the extent and timing of technological changes.

Overview

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” the “Company” or “Numerex” refers to Numerex Corp. and subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of the Company. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

We are headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania. We are a leading provider of interactive and on-demand machine-to-machine (M2M) technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the enterprise and government markets worldwide.

Our strategy has remained, at its core, the same: to generate long-term and sustainable subscription revenue through the use of our integrated M2M horizontal platforms that we call Numerex DNA®. These platforms incorporate the key M2M elements that generally include hardware and smart Devices (D), cellular and satellite Network services (N), and software Applications (A) that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability and round-the-clock support of our customers’ M2M solutions. For additional information, please visit www.numerex.com.

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

Subscription and support revenue was $13.5 million for the three months ended September 30, 2013, an increase of 22% compared to the three months ended September 30, 2012. We also added 135,000 net new subscriptions during the three-month period ended September 30, 2013, bringing total subscriptions to 2.3 million as of September 30, 2013, an increase of 31.2% compared to 1.8 million as of September 30, 2012. Discontinued operations have no effect on our subscription base as these operations are not part of our core business. Net sales increased 27.8% to $22.0 million for the three months ended September 30, 2013, compared to $17.2 million for the similar period in 2012. Net sales of embedded device and hardware were $8.5 million for the three months ended September 30, 2013, an increase of 38.8% over the similar period in 2012. Income from continuing operations, net of income tax benefit, was $0.6 million, or $0.03 per diluted share for the three months ended September 30, 2013. Cash generated by operating activities of continuing operations was $3.3 million for the nine months ended September 30, 2013.

As part of a strategic planning process conducted during the quarterly period ended June 30, 2013, the decision was made to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services.

Effective July 1, 2013, we completed a realignment of our internal organizational structure to focus on selected key vertical markets: Security Solutions, Emergency Management Services and Tracking, and Supply Chain Solutions. In conjunction with this, we also reexamined a number of job functions and duties and realigned certain personnel costs among cost of sales, sales and marketing, general and administrative, and engineering and development expense categories based on their new roles as of July 1, 2013. Financial information for periods ending as of and prior to June 30, 2013 has not been reclassified. For the three and nine months ended September 30, 2013, approximately $0.4 million of costs are classified in operating expense that, prior to the realignment, would have been classified in cost of sales. Had this expense remained in cost of sales, gross profit as a percentage of total net sales (gross margin) for the three and nine months ended September 30, 2013 would have been lower by 1.7% and 0.7%, respectively.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the periods indicated along with comparative information between the periods (dollars in thousands):

	Three Months Ended
	September 30,
	2013	2012	% Change
Net sales:
Subscription and support revenue	$13,482	$11,078	21.7%
Embedded devices and hardware	8,469	6,100	38.8%
Total net sales	21,951	17,178	27.8%
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	5,622	4,687	19.9%
Embedded devices and hardware	7,348	5,403	36.0%
Gross profit	8,981	7,088	26.7%
	40.9%	41.3%
Operating expense:
Sales and marketing	2,636	2,032	29.7%
General and administrative	3,174	2,498	27.1%
Engineering and development	1,317	792	66.3%
Depreciation and amortization	1,209	804	50.4%
Operating income	645	962	-33.0%
Interest expense	75	57	31.6%
Other expense (income), net	30	(4)	nm *
Income from continuing operations before income taxes	540	909	-40.6%
Income tax benefit	(35)	(4,786)	-99.2%
Income from continuing operations, net of income tax benefit	575	5,695	-89.5%
Loss from discontinued operations, net of income taxes	-	(159)	-100.0%
Net income	$575	$5,536	-89.6%

* – not meaningful

Subscription and support revenue increased 21.7% to $13.5 million for the three months ended September 30, 2013 compared to $11.1 million for the three months ended September 30, 2012. The increase was related to growth in M2M subscriptions to both new and existing customers. During the three months ended September 30, 2013, we added 135,000 net new subscriptions, bringing total subscriptions to 2.3 million. Embedded devices and hardware revenue increased 38.8% to $8.5 million for the three months ended September 30, 2013, compared to $6.1 million for the three months ended September 30, 2012. The increase was primarily related to a greater sales volume in our modules and security hardware by a combined $3.3 million, which included shipment of a large order that carried over from the period ended June 30, 2013. Embedded device and hardware revenue may not continue at the same level in the quarterly period ending December 31, 2013. The increase in modules and security hardware was partially offset by a decrease in the sales volume of modems and tracking devices. We have also offered modest promotional price discounts for our second generation and other older technology devices and hardware to maintain sales of those products as we continue to introduce new fourth generation (4G) products. Prices of other products and services have remained consistent with the prior year.

Cost of sales for subscription and support revenue increased 19.9% to $5.6 million for the three months ended September 30, 2013 compared to $4.7 million for the three months ended September 30, 2012. The increase reflects additional carrier fees associated with subscription growth and colocation costs for a new redundant network site to support revenue growth and to ensure continued maximum service reliability for our customers. The increase was partially offset by the changes from the realignment of our internal organization described previously. For comparative purposes, $0.3 million of personnel costs for the three months ended September 30, 2013 previously categorized as cost of sales for subscription and support revenue are now reflected in operating expense. Gross margin for subscription and support revenue increased to 58.3% for the three months ended September 30, 2013 from 57.7% for the three months ended September 30, 2012. The year-over-year improvement in gross margin reflects a benefit of 2.3% from the effect of the internal realignment with certain personnel costs previously included in cost of sales now included in operating expense while the redundant network site and other infrastructure costs have, at least temporarily, adversely affected gross margin.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of sales for embedded devices and hardware increased 36.0% to $7.3 million for the three months ended September 30, 2013 compared to $5.4 million for the three months ended September 30, 2012. The increase primarily reflects greater sales volume. However the increase also includes higher product costs associated with the newer 4G devices and we are beginning to realize increased gross profit on those devices. Gross margin for devices and hardware increased to 13.2% for the three months ended September 30, 2013 from 11.4% for the comparable period in the prior year. The increase in gross margin is the result of a favorable mix of products sold during the quarter and the impact of value engineering projects involving certain embedded devices. The effect of the organizational realignment on cost of sales for devices and hardware was less than $0.1 million and less than 1% of device and hardware sales for the three months ended September 30, 2013.

Sales and marketing expense increased 29.7% to $2.6 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012. Sales and marketing expense as a percentage of total net sales increased to 12.0% for the three months ended September 30, 2013 from 11.8% for the three months ended September 30, 2012. The increases in total value and as a percentage of sales were primarily related to a $0.5 million increase in compensation due to additional sales and marketing personnel which also includes the effect of the internal realignment of $0.1 million in the three months ended September 30, 2013. Additionally, there was an increase of $0.2 million in promotional and travel costs related to tradeshows and conventions, offset by a $0.1 million decrease in marketing supplies and materials.

General and administrative expense increased 27.1% to $3.2 million for the three months ended September 30, 2013, compared to $2.5 million for the three months ended September 30, 2012. Salary and stock-based compensation expense increased $0.4 million, which includes an additional $0.1 million in expense for a broad stock-based compensation grant in April 2013. The increase in general and administrative expense also includes $0.2 million in expense from other financial statement captions as a result of the internal realignment and rent expense increased $0.2 million due to our new and expanded office space at the Atlanta headquarters. A portion of the increase is also attributed to an additional $0.1 million in professional and consulting fees. Professional and consulting fees include additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, and legal fees associated with potential new product development for one of our customers. General and administrative expense remained consistent with the prior year period at 14.5% of total net sales.

Engineering and development expense increased 66.3% to $1.3 million for the three months ended September 30, 2013, compared to $0.8 million for the three months ended September 30, 2012. The increase continues to be for personnel resources and third party contractors related to the development of new products, services and applications to support our current customers and to facilitate growth opportunities in our targeted vertical markets. The increase also includes $0.1 million in additional expense from the internal realignment. This activity resulted in engineering and development expense increasing to 6.0% of total net sales for the three months ended September 30, 2013 compared to 4.6% for the three months ended September 30, 2012.

Depreciation and amortization expense increased 50.4% to $1.2 million for the three months ended September 30, 2013, compared to $0.8 million for the three months ended September 30, 2012. The increase includes the amortization of additional internally developed software and, to a lesser extent, intangible assets from the two acquisitions completed in the quarterly periods ended December 31, 2012 and March 31, 2013.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense remained consistent at less than $0.1 million for the three months ended September 30, 2013 and September 30, 2012. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from the public offering of our shares of class A common stock. We will continue to recognize interest expense for the seller-financed note payable related to the October 2012 acquisition, deferred financing and other costs to maintain the bank credit facilities and capital leases.

We recorded a nominal income tax benefit from continuing operations for the three months ended September 30, 2013, as compared to an income tax benefit of $4.8 million for the three months ended September 30, 2012. The difference between the recorded income tax benefit and a provision (expense) using the 34.0% federal statutory tax rate for the three months ended September 30, 2013 resulted primarily from a reduction in our reserve for state income taxes related to unrecognized tax benefits. The difference between the recorded income tax benefit and a provision using the federal statutory tax rate for the three months ended September 30, 2012 was due to the release of a portion of the valuation allowance against federal net operating losses and certain other deferred tax assets during the three months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would likely not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

The results from discontinued operations, net of income taxes were breakeven for the three months ended September 30, 2013 compared to $0.2 million of net loss for the three months ended September 30, 2012. As previously discussed, the discontinued businesses are unrelated to our core M2M communication products and services.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the periods indicated along with comparative information between the periods (dollars in thousands):

	Nine Months Ended
	September 30,
	2013	2012	% Change
Net sales:
Subscription and support revenue	$37,932	$31,426	20.7%
Embedded devices and hardware	17,727	15,807	12.1%
Total net sales	55,659	47,233	17.8%
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	16,531	13,076	26.4%
Embedded devices and hardware	16,575	13,495	22.8%
Gross profit	22,553	20,662	9.2%
	40.5%	43.7%
Operating expense:
Sales and marketing	6,907	6,248	10.5%
General and administrative	9,828	7,562	30.0%
Engineering and development	3,626	2,401	51.0%
Depreciation and amortization	3,485	2,361	47.6%
Operating (loss) income	(1,293)	2,090	-161.9%
Interest expense	220	204	7.8%
Other expense, net	25	1	nm *
(Loss) income from continuing operations before income taxes	(1,538)	1,885	-181.6%
Income tax benefit	(2,549)	(4,775)	-43.8%
Income from continuing operations, net of income tax benefit	1,011	6,660	-84.3%
Loss from discontinued operations, net of income taxes	(1,437)	(106)	nm *
Net (loss) income	$(426)	$6,554	-106.5%
_________________
* – not meaningful

Subscription and support revenue increased 20.7% to $37.9 million for the nine months ended September 30, 2013, compared to $31.4 million for the nine months ended September 30, 2012. The increase was related to growth in M2M subscriptions. During the nine months ended September 30, 2013, we added 423,000 net new subscriptions, bringing total subscriptions to 2.3 million as of September 30, 2013. Embedded devices and hardware revenue increased 12.1% to $17.7million for the nine months ended September 30, 2013, compared to $15.8 million for the nine months ended September 30, 2012. The increase was primarily related to a greater sales volume in our modules and security hardware by a combined $3.7 million, which was partially offset by a decrease in the sales volume of modems and tracking devices. We have also offered modest promotional price discounts for our second generation and other older technology devices and hardware to maintain sales of those products as we continue to introduce new 4G products. Prices of other products and services have remained consistent with the prior year.

Cost of sales for subscription and support revenue increased 26.4% to $16.5 million for the nine months ended September 30, 2013 compared to $13.1 million for the nine months ended September 30, 2012. The increase reflects additional carrier fees associated with subscription growth and colocation costs for a new redundant network site from earlier in the year to support revenue growth and to ensure continued maximum service uptime for our customers. The increase was partially offset by the changes from the realignment of our internal organization. For comparative purposes, $0.3 million of personnel costs for the three months ended September 30, 2013 previously categorized as cost of sales for subscription and support revenue are now reflected in operating expense. Gross margin for subscription and support revenue decreased to 56.4% for the nine months ended September 30, 2013 from 58.4% for the nine months ended September 30, 2012. The redundant network site and other infrastructure costs have, at least temporarily, caused a decrease in gross margin. The decrease in gross margin has been partially offset by an increase of approximately 1.0% from the internal realignment.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of sales for embedded devices and hardware increased 22.8% to $16.6 million for the nine months ended September 30, 2013 compared to $13.5 million for the nine months ended September 30, 2012. The increase primarily reflects greater sales volume. However the increase also includes higher product costs associated with the newer 4G devices and a $0.5 million increase in the inventory reserve for obsolescence on older technology products. We continue to monitor the valuation of our technologically older inventory and may record additional increases in the reserve for obsolescence in the future. Gross margin for devices and hardware decreased to 6.5% for the nine months ended September 30, 2013 from 14.6% for the comparable period in the prior year. The year over year decrease in gross margin is attributed to the higher costs of the newer 4G devices and the promotional price discounts noted above. The newer products have higher per unit costs than older devices largely because of more advanced components and technology, but those costs are beginning to decrease. The effect of the organizational realignment on cost of sales for devices and hardware was less than $0.1 million and less than 1% of device and hardware sales for the nine months ended September 30, 2013.

Sales and marketing expense increased 10.5% to $6.9 million for the nine months ended September 30, 2013, compared to $6.2 million for the nine months ended September 30, 2012. However, sales and marketing expense decreased as a percentage of total net sales to 12.4% for the nine months ended September 30, 2013 compared to 13.2% for the nine months ended September 30, 2012. The overall increase is primarily due to $0.9 million related to compensation expense for commissions and additional sales and marketing personnel and also includes $0.1 million from the realignment of our internal organization.

General and administrative expense increased 30.0% to $9.8 million for the nine months ended September 30, 2013, compared to $7.6 million for the nine months ended September 30, 2012. General and administrative expense also increased as a percentage of total net sales, to 17.7% for the nine months ended September 30, 2013 from 16.0% for the nine months ended September 30, 2012. A portion of the increase is attributed to an additional $0.9 million in professional and consulting fees, especially through the first six months ended June 30, 2013. Professional fees included (a) additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, (b) legal fees associated with potential new product development for one of our customers and (c) costs incurred in conjunction with development of our long-term strategic plan. Salary and stock-based compensation increased $0.8 million, including $0.3 million incurred as part of the realignment of our executive team during the three months ended June 30, 2013; an additional $0.2 million in expense for a broad stock-based compensation grant in April 2013; and $0.2 million in expense from the internal realignment in the three months ended September 30, 2013. Rent expense also increased $0.3 million due to our new and expanded office space at the Atlanta headquarters.

Engineering and development expense increased 51.0% to $3.6 million for the nine months ended September 30, 2013, compared to $2.4 million for the nine months ended September 30, 2012. As a percentage of total net sales, engineering and development expense increased to 6.5% for the nine months ended September 30, 2013 from 5.1% for the nine months ended September 30, 2013. The increase is primarily due to the addition of personnel resources and third party contractors, especially during the three months ended June 30, 2013, related to the development of new products, services and applications to support our current customers and to facilitate growth opportunities in our targeted vertical markets. While total engineering and development expense has increased each quarterly period during the nine months ended September 30, 2013, it was the highest as a percentage of total net sales for the three months ended June 30, 2013 at 7.3% and decreased to 6.0% for the three months ended September 30, 2013.

Depreciation and amortization expense increased 47.6% to $3.5 million for the nine months ended September 30, 2013, compared to $2.4 million for the nine months ended September 30, 2012. The increase includes the amortization of additional internally developed software and, to a lesser extent, intangible assets from the two acquisitions completed in the quarterly periods ended December 31, 2012 and March 31, 2013.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense was $0.2 million for both the nine months ended September 30, 2013 and September 30, 2012. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from the public offering of our shares of class A common stock. We will continue to recognize interest expense for the seller-financed note payable related to the October 2012 acquisition, deferred financing and other costs to maintain the bank credit facilities and capital leases.

We recorded an income tax benefit from continuing operations of $2.5 million for the nine months ended September 30, 2013, as compared to an income tax benefit of $4.8 million for the nine months ended September 30, 2012. The difference between the recorded income tax benefit and a provision (expense) using the 34.0% federal statutory tax rate for the nine months ended September 30, 2013 was primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner's interest in our Cellemetry LLC subsidiary. The reduction in our reserve for state income taxes related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the nine months ended September 30, 2013. The difference between the recorded income tax benefit and a provision using the federal statutory tax rate for the nine months ended September 30, 2012 was due to the release of a portion of the valuation allowance against federal net operating losses and certain other deferred tax assets during the nine months ended September 30, 2012. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined would likely not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

The loss from discontinued operations, net of income taxes, was $1.4 million for the nine months ended September 30, 2013 compared to $0.1 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the loss included a $0.9 million impairment of goodwill and a $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued businesses are unrelated to our core M2M communication products and services.

Liquidity and Capital Resources

We had working capital of $33.1 million and $12.4 million as of September 30, 2013 and December 31, 2012, respectively. We had cash balances of $25.8 million and $4.9 million, as of September 30, 2013 and December 31, 2012 respectively. Cash balances as of September 30, 2013 include cash equivalent investments in short-term US Treasury funds.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2013 was $3.3 million. The primary non-cash adjustments to income from continuing operations, net of income tax benefit, for the nine months ended September 30, 2013 were additions of $3.6 million for depreciation and amortization and $1.3 million for stock-based compensation expense less $2.5 million for deferred income tax benefits. The changes in operating assets and liabilities included a $2.9 million net increase in accounts and financing receivables and a $1.0 million net increase in inventory.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2013 was $3.1 million, primarily for purchases and capitalization of internally developed software.

Net cash provided by financing activities of continuing operations for the nine months ended September 30, 2013 was $20.7 million, primarily comprised of $27.7 million net proceeds of our underwritten offering, discussed further below, less repayment of $7.0 million for the outstanding balance of our bank debt and principal payments on seller-financed debt.

Net cash used in discontinued operations for the nine months ended September 30, 2013 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations will be eliminated following their disposal.

NUMEREX CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 25, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Subject to market conditions, the registration statement allows us, from time to time, to offer and sell up to $30.0 million of equity securities as described in the registration statement. The registration statement was declared effective on May 2, 2011. On January 23, 2013, we filed a prospectus supplement with the SEC in connection with an offering of up to 2.3 million shares of our class A common stock with an additional 0.4 million shares available for purchase by the underwriters on exercise of its overallotment option. We received net proceeds of $27.7 million after underwriting fees and discounts for 2.7 million shares. We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

At September 30, 2013, we had no outstanding balance on our credit facility, no letters of credit outstanding, and available credit of $15.0 million at a variable interest rate of 4%. We were in compliance with all financial covenants of the credit agreement at September 30, 2013. As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the credit facility.

We believe that our existing cash and cash equivalents together with expected cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months. This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into US dollars at current exchange rates, and revenue and expense are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in US dollars. Foreign operations were not significant to us for the three and nine months ended September 30, 2013.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, and because testing of the remediated internal controls will not be finalized until year-end, management is required to conclude that disclosure controls and procedures at September 30, 2013 were not effective. Steps undertaken to remediate the weaknesses are discussed below.

The Company continues to reinforce its processes to address the previously reported material weaknesses. The Company believes the steps being taken to remediate these weaknesses are appropriate and the Company expects the majority of the weaknesses, if not all, to be fully remediated before the end of its fiscal year. Remediation efforts include:

Segregation of Duties: We made improvements to the segregation of duties through the combination of increasing finance personnel and reassigning certain responsibilities within the group. We believe that the hiring of additional finance personnel as of July 1, 2013 fulfilled the immediate personnel requirements. We continue consulting with external experts to assess and improve our financial application security roles to optimize appropriate segregation of duties. We expect remediation of segregation of duties to be complete and fully ready for testing beginning in October 2013.

Financial Close: We reevaluated the appropriate supporting documentation, preparation, review and approval (with additional standards for format and timing of general ledger account reconciliations) and completed initial staff training. Reevaluation and training will be ongoing. We identified standard and non-standard manual journal entries and established appropriate levels of review with related supporting documentation included and retained with the journal entries. We also added additional qualified personnel so that the financial close process procedures can be performed in a more appropriate and timely manner. Initial internal testing of the related controls was successfully completed for June and July 2013 and additional testing will continue through the remainder of the year.

Non-routine transactions: We added the identification and review of non-routine transactions to our monthly financial review meetings including documenting such transactions. In addition, we intend to provide periodic internal control and accounting training sessions for the benefit of the accounting department, designed to ensure staff have the opportunity to further develop their knowledge, expertise and training in US GAAP with respect to significant non-routine transactions and technical accounting matters.

Inventory: Physical Inventory procedures were completely rewritten and expanded to provide additional controls including:

●	Creating a pre-inventory preparation checklist
●	Introduction of dated and signed decals to mark counted boxes
●	Improved labeling of locations and SKUs
●	Addition of locations for quarantine and receiving
●	Required two-person count teams and arbiter

We completed training of all employees supporting physical inventory on the above procedures and we hired an experienced Inventory Manager responsible for overseeing and reconciling the companywide physical inventory. Warehouses were also reorganized to improve the inventory count process and quality control managers observed several physical inventory counts and conducted mock audits. Testing of physical inventory controls was completed and management concluded that the related material weaknesses in internal control were fully remediated as of September 30, 2013.

Contractual Agreements: We licensed and began implementation and training on a new contract management solution. The contract management solution will require review and pre-approval of contracts, including accounting personnel, to identify potential accounting issues. Training has been and will continue to be targeted to personnel in the sales and procurement/purchasing areas of the Company. We will seek external expertise where necessary for new complex arrangements. We believe all new contracts entered into since June 1, 2013 were processed through the new contract management solution and related internal controls. Initial internal testing of the related controls was successfully completed for new contracts in June and July 2013 and additional testing will continue through the remainder of the year. Implementing the new software and controls for certain contracts entered into before June 1, 2013 will continue into the year ending December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

NUMEREX CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.	Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. At September 30, 2013, there were no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective on February 1, 2013, the Company completed the purchase of the assets and business of VoiceDataWare, Inc. d/b/a AVIDwireless, including intellectual property and know-how. In connection with the purchase, the Company agreed to issue 73,587 shares of time-restricted class A common stock to four founders and shareholders of AVIDwireless. The Company issued the shares as of August 15, 2013 in reliance on the exemption from registration provided by Section 4(2) under the 1933 Act.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Mine Safety Disclosures.

None - not applicable.

Item 5.	Other Information.

None - not applicable.

Item 6.	Exhibits

Exhibit 10.1	Confidential Separation Agreement and General Release effective July 1, 2013

Exhibit 18.1	Letter re: change in accounting principles (Preferability letter) for change in annual goodwill impairment testing measurement date from December 31 to October 1, effective September 20, 2013

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUMEREX CORP. AND SUBSIDIARIES

Exhibit 101*
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders Equity at September 30, 2013 and 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

NUMEREX CORP.
(Registrant)

November 6, 2013	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chief Executive Officer and Chairman

November 6, 2013	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer,
Principal Financial and Accounting Officer

