Form 10-K
period 2013-12-31
NUMEREX CORP /PA/
filed 2014-03-07
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐    Accelerated filer ☑     Non-accelerated filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $160.0 million based on a closing price of $11.16 on June 28, 2013, as quoted on the NASDAQ Global market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 3, 2014, was 18.9 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

NUMEREX CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Item 1.  BUSINESS

Overview

Numerex Corp. (“Numerex,” the “Company” or “we”) is headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania. We are a leading provider of on-demand and interactive machine-to-machine, referred to as “M2M”, enterprise solutions.

Our long-term strategy has remained, at its core, the same: to generate long term and sustainable recurring revenue through the use of our integrated M2M horizontal platforms. These platforms incorporate the key M2M elements of Device (D), Network (N), and Application (A), and are offered, for the most part, on a subscription basis through a “service bureau”, thereby simplifying and speeding the delivery of an M2M solution to targeted vertical markets.

We provide a broad range of M2M business services, technology, and products used in the development and support of M2M solutions for the enterprise and government markets worldwide. We have built innovative platforms that are cloud-based and service-centric to facilitate the development, deployment and use of our customers’ M2M, Internet of Things (IoT) solutions across a wide range of markets. At the end of 2013, we supported 2.2 million M2M subscriptions.

An M2M solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. More specifically, it consists of using a device (D) (e.g., sensor, meter, etc.) to capture “event” data (e.g., inventory level, location, environment status, etc.) relaying the data through a network (N) (e.g., wireless, wired or hybrid) to an application (A) (software program), which translates the captured data into actionable information (e.g., there is a breach, vending machine needs to be restocked, pipe is corroded, lost vehicle is located, tank level is too low, etc.). We refer to this combination as Numerex DNA®.

Our subscription-based platform services, which are intended to generate streams of long-term, high-margin recurring revenues, are the cornerstone of our business model. We create value by helping our customers implement M2M solutions through a single source - rapidly, efficiently, reliably and securely. We put a strong emphasis on data security. In addition to the use of authentication, encryption and virtual private network, referred to as “VPN”, technologies to protect customer data, our internal organization has undergone ISO/IEC 27001:2005 (an international information security standard) scrutiny and certification.

We operate in the Business-to-Business market, and our customers, in general, serve the final end users. Our products and services are primarily sold to enterprise and government organizations, some with global deployments. Our targeted vertical markets include supply chain, asset tracking and security.

We work with our customers to develop M2M, IoT solutions that integrate Numerex DNA®, and that include the foundational components, i.e., smart device, cellular and satellite network and software application, necessary for any M2M solution. We offer a complete solution through a single source, rather than requiring customers to utilize multiple vendors and partners. We also provide several enabling value-added services.

We accelerate the development process for our customers, through our cloud-based horizontal M2M platform Numerex FAST®, which can be accessed through various service delivery options, separately or combined, such as: Network-as-a-Service (NaaS); Platform-as-a-Service (PaaS); and Software-as-a-Service (SaaS).

In addition to specifically configured business solutions in targeted vertical markets, we sell unbranded, end-user ready (white label) solutions typically to channel partners who have well-defined markets that do not necessarily require a preconfigured or customized solution. Examples of such white label platforms include: security; Location-Based Services, referred to as “LBS”; and a number of additional fixed-wireless or “static” applications.

Our offerings use cellular, satellite, broadband and wireline networks worldwide to transmit data. We understand and manage all the requirements associated with international connectivity including regulations, processes and data requirements.

We utilize a diverse range of manufacturing sources and telecommunications standards. We believe that our ability to manage disparate networks and devices while providing customers with a consolidated view of their activity is a unique strength of Numerex. We focus on solution and service-based activity and sell hardware that we believe will connect to our platforms in order to generate a subscription and, as a result, will produce recurring revenue.

HISTORY

We were first traded publicly in March 1994 on the NASDAQ stock market. At that time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” was eventually subsumed by the ‘M2M’ acronym) and served select vertical markets that included alarm security and line monitoring. In November 1999, we sold our wireline business to British Telecommunications PLC (BT) in order to focus on our nascent wireless data communications business.

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

At the beginning of 2006, we further enhanced our portfolio of wireless products and services through the acquisition of the assets of Airdesk, Inc. Airdesk’s wireless data solutions, network access and technical support were subsequently fully integrated into the Company’s operations.

In 2007, we acquired the assets of Orbit One Communications, Inc., which provides satellite data products and services to government agencies and the emergency service market.

In January 2008, we were awarded the international ISO/IEC 27001:2005 Certification (ISO 27001). ISO 27001 is ISO’s highest security certification for information security that ensures data confidentiality, integrity and availability every step of the way. The ISO 27001 certification facilitates compliance with an array of information security-related legislation and regulations in Numerex’s target markets such as utilities (NERC CIP Cyber Security mandates), financial services (GLBA and PCI DSS), healthcare (HIPAA), government (FISMA), and across markets (state laws governing security breach notification and Sarbanes Oxley Act). In December 2013, we completed the three-year ISO 27001 standard re-certification.

In October 2008, we acquired Ublip, Inc., a privately-held M2M software and service company headquartered in Dallas, Texas. With this acquisition, we gained an infusion of technology and expertise, including middleware designed to simplify and jumpstart application development and deployment.

In October 2012, we strengthened our capabilities in the alarm monitoring arena through the acquisition of certain assets, technology and intellectual property including a portfolio of patents that will support and widen our M2M platform capabilities in real-time monitoring of critical assets and events. In February 2013, we purchased a privately-held M2M business headquartered in Dallas, TX; and in December 2013 we purchased another privately-held M2M business headquartered in Oklahoma. These acquisitions included certain assets, products and technology used primarily in monitoring of oil and gas production, pipeline monitoring, and in the remote monitoring and management of bulk tanks.

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

Numerex FAST combines M2M service enablement features with configurable application frameworks to deploy solutions quickly and to reduce or eliminate costly development. Operating in a cloud-based environment, Numerex FAST focuses on the core enablement of M2M solutions, and provides the ability to deliver value-added services with speed and ease. Numerex FAST® provides a wide range of capabilities such as applications frameworks; self-care portal for device and subscriber; data management and warehousing; managed services; policy and performance management; connectivity management and network management.

The platform provides scalability and flexibility with service delivery options that can be accessed independently or as a fully integrated solution without costly development and coding. Whether customers desire to exploit a new revenue opportunity or to gain visibility into existing operations to reduce costs, the FAST platform can be utilized in many ways. Typical offerings include white labeled applications; application extension to a mobile M2M environment; sensor & tracking data management from wireless devices into the customer’s back office enterprise applications and distributed service offerings to dealers/reps.

❖	Enabling Services

We offer an extensive range of products and services that work with our hosted platforms and that make integration between smart device, network, and application a seamless process. From asset tracking on a global scale to stationary, or ‘static’, solutions that involve monitoring, measuring, and metering applications, our team of M2M on-boarding specialists and engineers work to optimize commercialization of a solution. Examples of enabling services include: 24x7x365 customer support; flexible billing; integration services; automated provisioning; a device management portal; a network operations center; network redundancy; product certification and ancillary services such as, but not limited to, warehousing and fulfillment.

SALES, MARKETING AND DISTRIBUTION

We sell our configured solutions and related services to, with, and through our strategic partner channels including integrators, consultative groups, wireless networks operators, key supply chain partners and large end-user enterprises.

We primarily employ an indirect sales model for our unbranded (white label) products through Value Added Resellers (VARs), vertically focused System Integrators (SIs) and Original Equipment Manufacturers (OEMs) who integrate our products and services into their own solutions. We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink platform. Uplink alarm security products are sold “off the shelf” into distribution and to dealers throughout North America.

KEY CUSTOMERS

We have a hardware customer who accounted for 11.1% or $8.7 million of our consolidated revenue for the year ended December 31, 2013. No customers exceeded 10% of consolidated revenue for the years ended December 31, 2012 or 2011.

SUPPLIERS

We rely on third-party contract manufacturers, component suppliers, and wireless network operators and carriers, both in the United States and overseas, to manufacture most of the equipment used to provide our wireless M2M solutions, networking equipment and products. We also rely on multiple third-party wireless network operators both in the United States and Canada, to provide the underlying network service infrastructure that we use to support our M2M data network.

Several GSM-based wireless carriers have announced their intention to discontinue their second generation (2G) networks and fully deploy third and fourth generation (3G/4G) networks between 2016 and 2018. CDMA-based carriers have announced their intention to discontinue 2G networks as early as 2020. We and our network service providers intend to continue supporting 2G well into this decade, providing reliable 2G network services while at the same time we have introduced 3G/4G products for more advanced services.

COMPETITION

The market for our technology and platforms remains characterized by rapid technological change. The principal competitive factors in this market continue to be product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.

Several businesses that share our M2M space can be viewed to some extent as competitors, including companies offering Service Delivery Platforms (SDP), Service Enablement Services (SES), Application Enablement Platforms (AEP), Application Development Platforms (ADP), and Connected Device Platforms (CDP); Mobile Virtual Network Operators (MVNOs); system integrators; and wireless operators and carriers that offer a variety of the components and services required for the delivery of complete M2M solutions. However, we believe that, as a global M2M managed solution provider, we have a competitive advantage and are uniquely positioned since we provide all of the key components of the M2M value chain, including cloud-based enabling platforms, multiple wireless technologies, custom applications, and wireless network services through one single source. We market and sell complete network-enabled solutions, or individual components, based upon the specific needs of the customer. Some module manufacturers have started to market application development platforms while other M2M players offer airtime services, making available to their customers integration capabilities.

We believe that our current M2M services, combined with the continuing development of our network offerings, infrastructure and technology, positions us to compete effectively with emerging providers of M2M and IoT solutions using GSM, CDMA and satellite technologies. Other potentially competitive offerings may include “wireless fidelity” (Wi-Fi), World Interoperability for Microwave Access (WiMAX) and other cellular/satellite technologies and networks.

We believe that our longevity in the industry; our repository of intellectual property, know-how, prior art, and numerous patents and licenses in conjunction with our ability to offer fully-integrated solutions; global reach; data protection; rapid response, scalability and flexibility are critical differentiators.

Our Uplink security products and services have three primary competitors in the existing channels of distribution — Alarm.com; Honeywell’s AlarmNet; NAPCO Security Technologies; Telular’s Teleguard and DSC, the security division of Tyco. We believe that the principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc.

Regarding the transition to 3G/4G, we remain committed to the security marketplace, including supporting expanded home automation and video capabilities and offerings. We will continue to work with our customers to provide the services required to meet their security customers’ needs.

M2M STANDARDIZATION INVOLVEMENT

We believe that sharing our M2M expertise with international groups and forums focused on standards and the industry’s growth is mutually beneficial. Our Chief Innovation and Technology Officer, Dr. Jeffrey O. Smith is the Chair of the Global Standards Collaboration (GSC) M2M Standardization Task Force (MSTF), which is comprised of all major standards developing organizations from around the world. GSC’s mandates include supporting the International Telecommunication Union (ITU), a specialized agency of the United Nations, as the preeminent global telecommunication and radio-communication standards development organization. The goal of the GSC MSTF is to foster global coordination and harmonization in the area of M2M standardization. In addition, Numerex’s CEO, Mr. Stratton J. Nicolaides is a member of the board of directors of the U.S. Telecommunications Industry Association (TIA), a leader in setting standards in the telecommunications arena. TIA is a founding member of the oneM2M international partnership that was established in July 2012. The purpose and goal of oneM2M is to develop technical specifications which address the need for a common M2M Service Layer that can be readily embedded within various hardware and software, and relied upon to connect the myriad of devices in the field with M2M application servers worldwide.

ENGINEERING AND DEVELOPMENT

Our success depends, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a portion of our resources to engineering and development. We incurred $4.9 million of engineering and development costs during the year ended December 31, 2013, of which $1.5 million was capitalized as software development costs.

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

We regularly file patent applications to protect innovations arising from our internal engineering and development initiatives, and are currently pursuing patent applications around the world. Our current patent portfolio consists of 49 issued or allowed U.S. patents and 30 issued foreign patents. In addition, 46 patents have been applied for in the United States and 38 foreign patents have been applied for. A majority of those applications have or are anticipated to have a corresponding application in Europe, Canada, and/or Mexico.

Most of our patents, patent applications, and patents pending fall into one or more of the following categories:

●	Wireless/cellular signal transport
●	Alarm and security system signaling
●	Location-based signaling
●	Remote asset monitoring and tracking
●	Vending
●	Voice and video signal transport

No single patent is solely responsible for protecting our products. United States patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995. Our currently issued patents expire from 2014 to 2032. We believe the duration of our patents is adequate relative to the expected lifespan of our products. No assurance can be given regarding the scope of patent protection.

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

In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require all of our employees and consultants to sign confidentiality, non-compete, and non-solicit agreements. Employees and consultants involved in technical endeavors also sign invention assignment agreements.

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

EMPLOYEES

As of March 3, 2014, we had 159 employees in the U.S., consisting of 69 in sales, marketing and customer service, 63 in engineering and operations and 27 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

We make available free of charge through our website at www.numerex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed or furnished pursuant to 13(a) or 15(d) of the Securities and Exchange act of 1934, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Our filings are also available through the Securities and Exchange Commission via their website, http://www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information contained on our website is not incorporated by reference in this annual report on form 10-K and should not be considered a part of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 3, 2014, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	60	Chairman of the Board of Directors, Chief Executive Officer
Richard A. Flynt	54	Chief Financial Officer
Louis Fienberg	59	Executive Vice President, Corporate Development
Jeffery O. Smith, PhD	53	Chief Innovation and Technology Officer

*Member of the Board of Directors

Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999. Mr. Nicolaides is a member of the Board of Directors for the Telecommunications Industry Association (TIA) as well as the Taylor Hooten Foundation.

Mr. Flynt was appointed the Chief Financial Officer of the Company in June 2013. Prior to that, he was Chief Financial Officer of Immucor, Inc. from December 2007. Mr. Flynt served as Vice President — Finance with McKesson Corporation beginning in January 2007 after McKesson Corporation acquired Per-Se Technologies, Inc. Prior to that, Mr. Flynt served as Senior Vice President — Corporate Controller & Chief Accounting Officer with Per-Se Technologies, Inc., a healthcare business services and information technology company, from 2004. From 1997 to 2004, Mr. Flynt held various financial leadership positions with Exide Technologies, GTS Energy and GNB Technologies. Mr. Flynt is a Certified Public Accountant and has more than 30 years of financial management experience, including 15 years of experience with Ernst & Young LLP.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. If any of these risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2013 (the Annual Report) or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also Forward-Looking Statements.

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating profits. While we were profitable in 2013, 2012, and 2011, we incurred losses in 2010, 2009, and 2008. As a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our earnings derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of our history of losses, operating costs, and all other risk factors discussed in this annual report, we may not be profitable in the future.

Adverse macroeconomic conditions could magnify our customers’ current financial difficulties.

We provide solutions that are resold by our customers – primarily value-added resellers whose customers are end users of our solutions and distributors who sell to other resellers of our solutions. Many of our customers operate on narrow margins and have been adversely affected by overall economic conditions. Current economic conditions, while improving, may deteriorate and negatively impact demand for our customers’ solutions, reducing their demand for our solutions. Our customers may also face higher financing and operating costs. If current economic conditions do not continue to improve, or alternatively, worsen, we may experience reduced revenue growth or a decrease in revenues and an increase in expenses, particularly in the form of bad debts on the part of our customers. All of these and other macroeconomic factors could have a material adverse effect on demand for our solutions and on our financial condition and operating results.

Our operations are influenced by the economic strength of the housing sector. If improvements in the housing sector are not sustained, sales of our residential alarm monitoring solutions may be impaired. If overall conditions do not continue to improve, residential and commercial consumers may decide to cancel wireless monitoring services in an effort to eliminate expenses viewed as discretionary or non-critical. Similarly, a reversal of the current uptick in vehicle sales would negatively impact sales of our vehicle tracking solutions.

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

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M industry, in particular, is currently undergoing profound and rapid technological change. For example, most of the current subscribers we host connect to cellular networks using 2G-based devices. Several GSM-based wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G/4G networks between 2016 and 2018. CDMA-based carriers have announced their 2G sunset for as early as 2020. While we are beginning to market, sell, and support 3G/4G-based devices and service, we may not be successful in transitioning all of our 2G-based subscribers to 3G/4G and may lose customers as a result. The introduction of unanticipated new technologies by carriers, or the development of unanticipated new end applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

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

We record a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrue necessary cancellation fee reserves for orders of excess products and components. We also review our long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, we record a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although we believe the provisions related to inventory, other assets and purchase commitments are currently adequate, no assurance can be given that we will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which we compete. Such charges could materially adversely affect our financial condition and operating results.

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

Our long-term success depends on our ability to operate, manage, and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. As described above, several wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G and 4G networks. The loss or disruption of key telecommunications infrastructure and key wireless and satellite-based network services supplied to us by carriers in the U.S., Canada, and other locations would unfavorably impact our ability to adequately service our customers. If we experience technical or logistical impediments to our ability to transfer traffic to third party facilities, or if our third party carriers experience technical or logistical difficulties of their own, such as disruptions to their supply chains caused by weather events, natural disasters, or terrorism, and are unable to carry our network traffic, we may not achieve our revenue goals or otherwise be successful in growing our business. We may not be able to continue providing service to 2G customers and may not be able to successfully transition 2G customers to other services. Given our dependence on cellular and satellite telecommunications service providers, risks specific or unique to their technologies should also be viewed as having the potential to impair our ability to provide services. For example, the loss or malfunction of a cell tower, a satellite, or a satellite ground station, could impair our ability to provide services.

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

In November 2012, we amended our Loan and Security Agreement (the “Loan Agreement”) with SVB to increase the credit facility from $10.0 million to $19.8 million, among other changes. Provisions in the Loan Agreement impose restrictions on our ability to, among other things:

●	incur additional indebtedness;
●	create liens;
●	enter into transactions with affiliates;
●	transfer assets;
●	pay dividends or make distributions on, or repurchase our stock; or
●	merge or consolidate.

In addition, we are required to meet certain financial covenants and ratios customary with this type of credit facility. The SVB credit facility also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the SVB credit facility. In addition to preventing additional borrowings under the SVB credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the SVB credit facility, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. At December 31, 2013 we had no amounts outstanding pursuant to the credit facility.

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

These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged and use of our products and services could decrease. We would also be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition. We have not experienced any breaches of our information technology systems during the year ended December 31, 2013 or through the date of filing this annual report.

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

The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

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

A portion of our future revenue, in particular the revenue deriving from our sale of satellite-based mobile asset tracking solutions, may be derived from contracts with the U.S. government, state governments, or government contractors. Those contracts are subject to uncertain funding.

The funding of government programs is uncertain and, at the federal level, is dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for programs supporting by our offerings will continue, particularly as result of the Budget Control Act and the mandated substantial automatic spending cuts beginning in 2013 and lasting for ten years, unless Congress modifies these cuts. In particular, a significant portion of our revenues from the sale of satellite-based tracking solutions through our location-based services division has been derived from sales made by us indirectly as a subcontractor to a prime government contractor that has the direct relationship with the U.S. government. In addition, these cuts could adversely affect the viability of the prime contractor of our program. If the prime contractor loses business with respect to which we serve as a subcontractor, our government business would be hurt.

Our operating results may be negatively affected by developments affecting government programs generally, including the following:

●	changes in government programs that are related to our hardware solutions and services;
●	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations; changes in political or public support for programs;
●	delays or changes in the government appropriations process; and
●	delays in the payment of invoices by government payment offices and the prime contractors.

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

●	terminate existing contracts for convenience, as well as for default;
●	reduce or modify contracts or subcontracts;
●	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
●	decline to exercise an option to renew a multi-year contract;
●	claim rights in our hardware solutions and services;
●	suspend or debar us from doing business with the federal government or with a governmental agency; and
●	control or prohibit the export of our hardware solutions and services.

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

We must comply with a complex set of rules and regulations applicable to government contractors and their subcontractors. Failure to comply with an applicable rule or regulation could result in our suspension of doing business with the government, or with the prime government contractors, or cause us to incur substantial penalties. Our agreements with the U.S. government are subject to substantial financial penalties under the Civil Monetary Penalties Act and the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” provisions. Private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in large part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per claim on the basis of the alleged claims. Prosecutions, investigations or qui tam actions could have a material adverse effect on our liquidity, financial condition and results of operations.

Finally, various state false claim and anti-kickback laws also may apply to us. Violation of any of the foregoing statutes can result in criminal and/or civil penalties that could have a material adverse effect our business.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We have been doing business directly, or via our distributors, in Australia, Canada, and Mexico, and are expanding, directly or via our distributors, into additional countries in Latin America, Europe, the Middle East, and Asia. Accordingly, we or our distributors are subject to additional risks, such as:

●	an international economic downturn;
●	export control requirements, including restrictions on the export of critical technology;
●	restrictions imposed by local laws and regulations;
●	restrictions imposed by local product certification requirements;
●	currency exchange rate fluctuations;
●	generally longer receivable collection periods and difficulty in collecting accounts receivable;
●	trade restrictions and changes in tariffs;
●	difficulties in repatriating earnings;
●	difficulties in staffing and managing international operations; and
●	potential insolvency of channel partners.

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

The loss of intellectual property protection, both in the U.S. and internationally, could have a material adverse effect on our operations.

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

Many of our hardware solutions and services are designed to include third-party intellectual property, and in the future we may need to seek or renew licenses relating to such intellectual property. Although we believe that, based on past experience and industry practice, such licenses generally can be obtained on reasonable terms; there is no assurance that the necessary licenses would be available on acceptable terms or at all. Some licenses we obtain may be nonexclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our hardware solutions and services, and there can be no assurance that we would be able to design and incorporate alternative technologies, without a material adverse effect on our business, financial condition, and results of operations.

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

As of March 3, 2014, there are outstanding stock options and stock appreciation rights to purchase an aggregate of approximately 1.6 million shares of our common stock and more stock options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants. We may issue additional warrants in connection with acquisitions, borrowing arrangement or other strategic or financial transactions. The exercise of outstanding stock options, stock appreciation rights and warrants will dilute the percentage ownership of our other shareholders. The exercise of these stock options, stock appreciation rights and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

The structure of our company limits the voting power of our stockholders and certain factors may inhibit changes in control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 37% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Term
Atlanta, Georgia	M2M Services and Principal Executive Office	37,538	2022
Dallas, Texas	M2M Services and Engineering and Development	13,256	2018
Bozeman, Montana	M2M Services	1,345	Month to Month
Doylestown, Pennsylvania	M2M Services	600	Month to Month
State College, Pennsylvania	Discontinued Operations	10,788	Month to Month

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

Item 3. Legal Proceedings.

As of December 31, 2013, we were not involved in any pending material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades publicly on the NASDAQ Global Market System under the symbol “NMRX”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Common Stock on the NASDAQ Global Market for the applicable periods.

Fiscal 2013	High	Low
First Quarter (January 1, 2013 to March 31, 2013)	$13.86	$11.60
Second Quarter (April 1, 2013 to June 30, 2013)	12.75	8.85
Third Quarter (July 1, 2013 to September 30, 2013)	11.87	9.57
Fourth Quarter (October 1, 2013 to December 31, 2013)	13.99	10.75

Fiscal 2012	High	Low
First Quarter (January 1, 2012 to March 31, 2012)	$10.88	$7.75
Second Quarter (April 1, 2012 to June 30, 2012)	10.23	8.18
Third Quarter (July 1, 2012 to September 30, 2012)	11.71	9.00
Fourth Quarter (October 1, 2012 to December 31, 2012)	13.65	10.06

On March 3, 2014, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $14.95 per share.

As of March 3, 2014, there were 49 holders of record of our Common Stock and 18.9 million shares of Common Stock outstanding. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The information included under the heading “Performance Graph” in this Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, nor shall it be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2007, the last trading day before the beginning of the Company’s six preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

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

The following financial information was derived using the consolidated financial statements of Numerex Corp. The table lists historical financial data of the Company for each of the five years in the period ended December 31, 2013.

		As of and for the year ended December 31,
(in thousands except per share data)	2013(1)	2012(1)	2011(1)	2010	2009
Statement of Operations Data
Net sales	$77,832	$65,032	$55,920	$58,243	$50,836
Gross profit	32,140	27,875	24,903	25,657	22,348
Litigation settlement and related expenses	-	-	338	3,025	1,637
Operating (loss) income	(419)	2,967	1,697	(400)	(1,656)
Costs of early extinguishment of debt	-	-	-	-	(2,936)
(Loss) income from continuing operations before income taxes	(404)	2,131	1,498	(524)	(5,544)
Income tax (benefit) expense(2)	(2,369)	(4,902)	(62)	(144)	285
Income (loss) from continuing operations, net of income tax (benefit) expense	1,965	7,033	1,560	(380)	(5,829)
(Loss) income from discontinued operations, net of income taxes	(1,380)	132	294	-	-
Net income (loss)	585	7,165	1,854	(380)	(5,829)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$0.46	$0.10	$(0.03)	$(0.40)
(Loss) income from discontinued operations	(0.08)	0.00	0.02	0.00	0.00
Net income (loss)	$0.03	$0.46	$0.12	$(0.03)	$(0.40)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$0.44	$0.10	$(0.03)	$(0.40)
(Loss) income from discontinued operations	(0.07)	0.01	0.02	0.00	0.00
Net income (loss)	$0.03	$0.45	$0.12	$(0.03)	$(0.40)

Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	25,603	4,948	9,768	10,516	5,306
Total assets	101,290	72,147	61,428	57,146	52,747

Total debt and capital lease obligations (short and long term)	1,562	8,294	5,937	684	523
Shareholders’ equity	83,977	52,805	44,197	42,718	42,037

Cash Flow Data
Net cash provided by (used in) continuing operations	6,088	1,924	(1,722)	8,555	5,089

(1)
In June 2013, we decided to exit certain businesses and related products that were not core to future business plans. All statement of operations and cash flow data presented for the years ended December 31, 2013, 2012 and 2011 reflect discontinued operations on a reclassified and segregated basis from continuing operations. Discontinued operations have not been reclassified for statement of operations and cash flow data presented for the years ended December 31, 2010 or 2009. See Note B to the accompanying consolidated financial statements.

(2)
During the year ended December 31, 2013, we recognized a $2.4 million deferred income tax benefit from a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. During the year ended December 31, 2012, we recognized a deferred income tax benefit of $4.9 million from the release of a valuation allowance against certain deferred tax assets. See Note J to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Forward Looking Statements” on page 4 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Section 1A of this Annual Report.

Overview

We are a leading provider of on-demand and interactive M2M enterprise solutions. We incorporate the key M2M elements of Device (D), Network (N), and Application (A), to create packaged and custom designed M2M solutions for the enterprise and government markets worldwide. We refer to this combination as Numerex DNA.

For the year ended December 31, 2013, our revenues increased $12.8 million, or 19.7%, to $77.8 million from $65.0 million for the year ended December 31, 2012. We added 485,000 net new subscriptions during the year ended December 31, 2013, bringing the year-end total to 2.2 million, compared to adding 389,000 net new subscriptions during the year ended December 31, 2012. Results of operations reflect continued progress identifying and responding to managed service opportunities and return on investments we made in our M2M solutions during the past year. Demand remains strong for our integrated solutions and we will continue to focus on expanding our presence in the supply chain, asset tracking, and security markets.

Our gross margin was 41.3% for 2013 compared to 42.9% for 2012. Operating expense for the year ended December 31, 2013, which includes selling, general and administrative costs, and engineering and development expenses, was $32.6 million as compared to $24.9 million for the year ended December 31, 2012. We have made significant improvements in operating cash flow. Net cash provided by operating activities increased to $6.1 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012.

During the second quarter of the year ended December 31, 2013, the decision was made to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services. As a result of the decision to exit non-core businesses and their subsequent reclassification to discontinued operations, we have a single reportable segment. We anticipate the disposal of the discontinued operations to be completed within one year from the initial classification as discontinued operations.

All assets and liabilities of the discontinued operations have been reclassified into two line items, assets and liabilities of discontinued operations, which are each classified as current in the accompanying consolidated balance sheets. All revenue and expense of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of income and comprehensive income as results of discontinued operations, net of income taxes, after income from continuing operations, net of income tax benefit and before net income. Similarly, all cash flows of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of cash flows as cash flows from discontinued operations.

While our overall business has grown and we believe that our pipeline of future sales opportunities is solid, general economic uncertainty remains and may reduce our future growth. We have maintained tightened credit policies in response to the economic climate, in particular to our hardware-only sales.

Results of Operations

The following table sets forth selected financial data from our consolidated statements of income and comprehensive income for the periods presented along with percentage change between the periods (dollars in thousands):

	For the years ended December 31,			2013 vs. 2012	2012 vs. 2011
	2013	2012	2011	% Change	% Change
Net Sales:
Subscription and support revenue	$51,640	$43,067	$37,578	19.9%	14.6%
Embedded devices and hardware sales	26,192	21,965	18,342	19.2%	19.8%
Total net sales	77,832	65,032	55,920	19.7%	16.3%
Cost of revenue, exclusive of depreciation and amortization shown below:
Subscription and support	21,754	17,955	15,356	21.2%	16.9%
Embedded devices and hardware	23,938	19,202	15,661	24.7%	22.6%
Gross profit	32,140	27,875	24,903	15.3%	11.9%
Gross profit %	41.3%	42.9%	44.5%
Operating expenses:
Sales and marketing	9,544	8,242	8,453	15.8%	-2.5%
General and administrative	13,281	10,257	9,078	29.5%	13.0%
Engineering and development	4,915	3,096	2,642	58.8%	17.2%
Depreciation and amortization	4,819	3,313	3,033	45.5%	9.2%
Operating (loss) income	(419)	2,967	1,697	-114.1%	74.8%
Interest expense	304	336	217	-9.5%	54.8%
Other (income) expense, net	(319)	500	(18)	-163.8%	nm
(Loss) income from continuing operations before income taxes	(404)	2,131	1,498	-119.0%	42.5%
Income tax benefit	(2,369)	(4,902)	(62)	-51.7%	nm
Income from continuing operations, net of income taxes	1,965	7,033	1,560	-72.1%	350.8%
(Loss) income from discontinued operations, net of income taxes	(1,380)	132	294	nm	-55.1%
Net income	$585	$7,165	$1,854	-91.8%	286.5%
Adjusted EBITDA(1)	$8,353	$8,037	$6,299	3.9%	27.6%

(1)	Refer to the section “Non-GAAP Financial Measures” for a discussion of these non-GAAP financial measures

Comparison of Fiscal Years Ended December 31, 2013 and December 31, 2012

Total revenue increased to $77.8 million for the year ended December 31, 2013, from $65.0 million for the year ended December 31, 2012. The increase is primarily attributable to the growth in M2M subscriptions as well as associated hardware. We added 485,000 net new subscriptions during the year ended December 31, 2013, bringing the year-end total to 2.2 million, compared to adding 389,000 net new subscriptions during the year ended December 31, 2012. Recurring revenue derived from subscriptions, the primary component of subscription and support revenue, grew 19.9% during the year-ended December 31, 2013. Embedded device and hardware revenue was $26.2 million in 2013 compared to $22.0 million recorded in the same period last year. The increase was primarily related to a greater sales volume in our modules and security hardware, partially offset by a decrease in the sales volume of modems and tracking devices. Recent business acquisitions have contributed approximately $1.0 million of additional revenue during the year ended December 31, 2013 compared to the prior year. We have also offered modest promotional price discounts for our second generation (2G) and other older technology devices and hardware to maintain sales of those products as we continue to introduce new fourth generation (4G) products. Prices of other products and services have remained consistent with the prior year.

Cost of revenue for subscription and support services increased 21.2% to $21.8 million for the year ended December 31, 2013 compared to $18.0 million for the year ended December 31, 2012. The increase is primarily due to higher recurring service revenue, specifically resulting in $3.4 million in additional carrier fees associated with subscription growth. The increase also includes $0.4 million in colocation costs for a new redundant network site to support revenue growth and to ensure continued maximum service reliability for our customers. Gross profit as a percentage of revenue decreased to 57.9% for the year ended December 31, 2013 compared to 58.3% for the year ended December 31, 2012. The redundant network site and other infrastructure costs have, at least temporarily, caused a decrease in gross margin.

Cost of revenue for embedded devices and hardware increased 24.7% to $23.9 million for the year ended December 31, 2013 compared to $19.2 million for the year ended December 31, 2012 reflecting the increase in sales volume and higher product costs associated with the newer 4G devices. The newer products have higher per unit costs than older devices largely because of more advanced components and technology, but those product costs are beginning to decrease. During the third quarter of 2013, we began to realize increased gross profit on those devices. In the second quarter of 2013, we increased our inventory reserve for obsolescence by $0.5 million for older technology products. We continue to monitor the valuation of our technologically older inventory and record reserves for obsolescence when appropriate. As circumstances change, we may record additional increases in the reserve for obsolescence in the future. Gross profit as a percentage of revenue decreased to 8.6% for the year ended December 31, 2013 compared to 12.6% for the year ended December 31, 2012, attributed to the higher costs of the newer 4G devices, an increase in the inventory reserve for obsolescence, and the promotional price discounts noted above.

In total, gross profit as a percentage of revenue decreased to 41.3% for the year ended December 31, 2013, from 42.9% for the year ended December 31, 2012.

Sales and marketing expense increased 15.8% to $9.5 million for the year ended December 31, 2013, compared to $8.2 million for the year ended December 31, 2012. However, sales and marketing expense decreased as a percentage of total revenue to 12.3% for the year ended December 31, 2013 compared to 12.7% for the year ended December 31, 2012. The overall increase is primarily due to the addition of new employees increasing compensation costs by $1.1 million.

General and administrative expense increased 29.5% to $13.3 million for the year ended December 31, 2013, compared to $10.3 million for the year ended December 31, 2012. General and administrative expense also increased as a percentage of total net sales, to 17.1% for the year ended December 31, 2013 from 15.8% for the year ended December 31, 2012. The $3.0 million increase includes increases in employee cash compensation and related expenses of $0.7 million; equity-based compensation of $0.4 million; professional, consulting and other outside services fees of $1.2 million; and rent expense of $0.4 million. Increases in employee compensation, rent and other costs largely represent additional headcount and resources to support our growth and expansion. Salary and equity-based compensation increased $1.1 million, including $0.3 million incurred as part of the realignment of our executive team during the three months ended June 30, 2013 and an additional $0.4 million in expense for a broad equity-based compensation grant in April 2013. Increases in professional, consulting and other outside services included (a) additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, (b) legal fees associated with potential new product development for one of our customers and (c) costs incurred in conjunction with development of our long-term plan.

Engineering and development expenses increased 58.8% to $4.9 million for the year ended December 31, 2013, compared to $3.1 million for the year ended December 31, 2012. As a percentage of total net sales, engineering and development expense increased to 6.3% for the year ended December 31, 2013 from 4.8% for the year ended December 31, 2013. The increase is primarily due to the addition of personnel resources and third party contractors, especially during the three months ended June 30, 2013, related to the development of new products, services and applications to support our current customers. The additional resources have also been added to facilitate growth opportunities in our managed service offering and targeted vertical markets. Recent business acquisitions increased employee compensation $1.1 million over the prior year.

Depreciation and amortization expense increased 45.5% to $4.8 million for the year ended December 31, 2013, compared to $3.3 million for the year ended December 31, 2012. The increase includes additional amortization of internally developed software and other acquired intangible assets of $1.0 million as well as continued investment in network infrastructure that increased depreciation expense $0.5 million.

Other income (expense), net includes a gain of $0.3 million during the year ended December 31, 2013 from the sale of a cost-basis investment. Other income (expense), net includes $0.5 million of additional financing costs related to assets previously transferred to a vendor in a nonmonetary exchange.

We recorded a tax benefit of $2.4 million for the year ended December 31, 2013, compared to a tax benefit of $4.9 million for the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an income tax benefit of $2.4 million primarily consisting of a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. We also recorded an income tax benefit during the year ended December 31, 2012 of $4.8 million for the reversal of most of our valuation allowance on our deferred tax assets.

The loss from discontinued operations, net of income taxes, was $1.4 million for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. For the year ended December 31, 2013, the loss included a $0.9 million impairment of goodwill and a $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued businesses are unrelated to our core M2M communication products and services.

Comparison of Fiscal Years Ended December 31, 2012 and December 31, 2011

Net revenues increased to $65.0 million for the year ended December 31, 2012, from $55.9 million for the year ended December 31, 2011. The increase in net revenues is primarily attributable to the growth in M2M subscriptions as well as associated hardware. We added 389,000 net new subscriptions during the year ended December 31, 2012, bringing the year-end total to 1.7 million, compared to adding 204,000 net new subscriptions during the year ended December 31, 2011. Recurring revenue derived from subscriptions grew 14.6% during the year-ended December 31, 2012. Embedded device and hardware revenue was $22.0 million in 2012 compared to $18.3 million recorded in the same period in 2011.

Gross profit as a percentage of net revenue decreased to 42.9% for the year ended December 31, 2012, compared to 44.5% for the year ended December 31, 2011. The decrease was a result of new product promotional discounts that impacted gross profit and higher embedded device and hardware revenue recorded during the year, which carry significantly lower margin than our recurring revenue and support. Gross margin was 58.3% from recurring revenue and 12.6% from embedded devices and hardware for the year ended December 31, 2012 compared to 59.1% and 14.6%, respectively, for the year ended December 31, 2011.

Sales and marketing expenses decreased 2.5% to $8.2 million for the year ended December 31, 2012, compared to $8.5 million for the year ended December 31, 2011. The decrease in sales and marketing expense is primarily from reduced non-recurring consultant services.

General and administrative expenses increased 13.0% to $10.3 million for the year ended December 31, 2012, compared to $9.1 million for the year ended December 31, 2011. The $1.2 million increase is primarily due to increased employee related expenses of $0.6 million, an increase in share based compensation of $0.2 million and an increase in outside services of $0.1 million. The overall increase in employee-related expenses and outside services represent additional headcount and resources to support our growth and expansion. During the year ended December 31, 2012, we added approximately ten net new employees.

Engineering and development expenses increased 17.2% to $3.1 million for the year ended December 31, 2012, compared to $2.6 million for the year ended December 31, 2011. The increase was due to higher salary expense from increased headcount as well as additional expenditures for consultants and contractors as we continue developing new products, services and applications.

Depreciation and amortization expense increased 9.2% to $3.3 million for the year ended December 31, 2012, compared to $3.0 million for the year ended December 31, 2011. The increase includes the amortization of additional internally developed software and intangible assets from the acquisition completed in October 2012.

Interest expense increased to $0.3 million for the year ended December 31, 2012, compared to $0.2 million for the year ended December 31, 2011 for advances on our bank loans. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from a public equity offering of our shares of common stock.

Other income (expense), net includes $0.5 million additional financing costs related to assets previously transferred to a vendor in a nonmonetary exchange.

We recorded an income tax benefit of $4.9 million for the year ended December 31, 2012 compared to a benefit of $0.1 million for the year ended December 31, 2011. The increase in our income tax benefit was due to the reversal of most of our valuation allowance on our deferred tax assets.

The income from discontinued operations, net of income taxes, was $0.1 million for the year ended December 31, 2012 compared to income of $0.3 million for the year ended December 31, 2011. During the year ended December 31, 2011, the discontinued operations segment had an increase in sales of video conferencing hardware, which is sold directly and indirectly to distance-learning customers. Capital spending by targeted distance learning customers is largely funded by government entities and, as a result, is difficult to predict and can fluctuate significantly from period to period.

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (GAAP), we have provided EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share, financial measures that are not prepared in accordance with GAAP (non-GAAP). The most directly comparable GAAP equivalent to EBITDA and Adjusted EBITDA is income from continuing operations, net of income tax benefit. The most directly comparable GAAP equivalent to EBITDA and Adjusted EBITDA per diluted share is diluted earnings per share from continuing operations.

●
EBITDA is income from continuing operations, net of income tax benefit, plus depreciation and amortization, interest and other non-operating expense and income tax expense. Any other non-operating income and income tax benefit is subtracted from income from continuing operations, net of income tax benefit.

●	Adjusted EBITDA is EBITDA less non-cash stock-based compensation and infrequent or unusual items further described below.
●	EBITDA and Adjusted EBITDA per diluted share is EBITDA and Adjusted EBITDA divided by weighted average diluted shares outstanding.

Reconciliations of our non-GAAP financial measures to the most directly comparable financial measure are provided below. We believe that presentation of these non-GAAP financial measures provides useful information to investors regarding our results of operations.

We believe that excluding depreciation and amortization of property, equipment and intangible assets to calculate EBITDA and Adjusted EBITDA provides supplemental information and an alternative presentation that is useful to investors’ understanding of our core operating results and trends. Not only are depreciation and amortization expenses based on historical costs of assets that may have little bearing on present or future replacement costs, but also they are based on our estimates of remaining useful lives.

Similarly, we believe that excluding the effects of stock-based compensation from non-GAAP financial measures provides supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends. Investors have indicated that they consider financial measures of our results of operations excluding stock-based compensation as important supplemental information useful to their understanding of our historical results and estimating our future results.

We also believe that, in excluding the effects of stock-based compensation, our non-GAAP financial measures provide investors with transparency into what management uses to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods and to compare our results of operations on a more consistent basis against that of other companies, in making financial and operating decisions and to establish certain management compensation.

Stock-based compensation is an important part of total compensation, especially from the perspective of employees. We believe, however, that supplementing GAAP income from continuing operations by providing normalized income from continuing operations, excluding the effect of stock-based compensation in all periods, is useful to investors because it enables additional and more meaningful period-to-period comparisons.

Adjusted EBITDA also excludes infrequent or unusual items, consisting of temporarily higher carrier fees, professional service fees incurred in response to and in remediation of internal control weaknesses, acquisition-related expenses, costs related to the realignment of our executive team, and asset write-downs. We believe that these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

EBITDA and Adjusted EBITDA are not measures of liquidity calculated in accordance with GAAP, and should be viewed as a supplement to – not a substitute for – results of operations presented on the basis of GAAP. EBITDA and Adjusted EBITDA do not purport to represent cash flow provided by operating activities as defined by GAAP. Furthermore, EBITDA and Adjusted EBITDA are not necessarily comparable to similarly-titled measures reported by other companies.

We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share are useful to and used by investors and other users of the financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods.

We believe that

●
EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, income taxes, depreciation and amortization, which can vary substantially from company-to-company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

●
Investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation and other unusual or infrequently occurring items which vary widely from company-to-company and impair comparability.

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share:

●	as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis
●	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and
●	in communications with the board of directors, analysts and investors concerning our financial performance.

Although we believe, for the foregoing reasons, that the presentation of non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, the non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

Use of non-GAAP financial measures is subject to inherent limitations because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment of which charges should properly be excluded from the non-GAAP financial measure. Management accounts for these limitations by not relying exclusively on non-GAAP financial measures, but only using such information to supplement GAAP financial measures. The non-GAAP financial measures may not be the same non-GAAP measures, and may not be calculated in the same manner, as those used by other companies.

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	For The Years Ended December 31,
	2013	2012	2011
Income from continuing operations, net of income tax benefit (GAAP)	$1,965	$7,033	$1,560
Depreciation and amortization	5,119	3,313	3,033
Interest expense and other non-operating expense, net	(15)	836	199
Income tax expense (benefit)	(2,369)	(4,902)	(62)
EBITDA (non-GAAP)	4,700	6,280	4,730
Equity-based compensation	1,879	1,388	1,231
Infrequent or unusual items	1,774	369	338
Adjusted EBITDA (non-GAAP)	$8,353	$8,037	$6,299

Income from continuing operations, net of income tax benefit, per diluted share (GAAP)	$0.10	$0.44	$0.10
EBITDA per diluted share (non-GAAP)	0.25	0.39	0.30
Adjusted EBITDA per diluted share (non-GAAP)	0.44	0.50	0.40

Weighted average shares outstanding in computing diluted earnings per share	18,950	16,014	15,710

Infrequent or unusual items include temporarily higher carrier fees; professional services fees incurred in response to and in remediation of internal control weaknesses, acquisition-related expenses, costs related to the realignment of our executive team and asset write-downs.

Liquidity and Capital Resources

We had working capital of $34.9 million as of December 31, 2013, compared to $13.4 million as of December 31, 2012. We had cash balances of $25.6 million and $4.9 million as of December 31, 2013 and 2012, respectively, and available credit of $15.0 million and $6.7 million as of December 31, 2013 and 2012, respectively.

Net cash provided by operating activities of continuing operations for the year ended December 31, 2013 was $6.1 million. The primary non-cash adjustments to income from continuing operations, net of income tax benefit, were additions of $4.9 million for depreciation and amortization and $1.9 million for equity-based compensation expense less $2.1 million for deferred income taxes. Changes in operating assets and liabilities, net of effects of acquisitions, which represented a use cash of $1.7 million, was primarily driven by an increase in accounts receivable of $3.2 million.

Net cash used in investing activities of continuing operations for the year ended December 31, 2013 was $5.9 million. This included the purchase of business assets, technology and patents of $2.8 million, purchases of property and equipment of $1.0 million, and expenditures of $3.4 million for intangible and other assets. Significant expenditures for intangible and other assets include costs for internally developed software and purchases of property and equipment.

Net cash provided by financing activities of continuing operations for the year ended December 31, 2013 was $20.3 million, primarily comprised of $27.7 million net proceeds of our underwritten offering, discussed further below, less repayment of $7.2 million for the outstanding balance of our bank debt and principal payments on seller-financed debt.

Net cash provided by discontinued operations for the year ended December 31, 2013 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations will be eliminated following their disposal.

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

At December 31, 2013, we had no outstanding balance on our credit facility, no letters of credit outstanding, and available credit of $15.0 million at a variable interest rate of 4%. Available credit includes $5.0 million for working capital and general business requirements and $10.0 million for acquisitions. Available credit is the lesser of $15.0 million or two and half times Adjusted EBITDA (as defined in the Amended Loan Agreement). We were in compliance with all financial covenants of the credit agreement at December 31, 2013. As of the date of the filing of this Annual Report on Form 10-K, no further borrowings had been made under the credit facility.

We believe that our existing cash balance together with expected cash generated from operations will be sufficient to meet our operating requirements for well beyond the next twelve months. This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2013. Additional details regarding these obligations are provided in the accompanying notes to our consolidated financial statements (in thousands).

	Payments due by period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Promissory note(1)	$1,148	$666	$482	$-	$-
Capital lease obligations(2)	555	398	157	-	-
Operating lease obligations(3)	10,255	1,159	2,442	2,603	4,051
Purchase commitments(4)	3,478	3,478	-	-	-
Total(5)	$15,346	$5,701	$3,081	$2,603	$4,051

(1)	Amounts represent future principal and interest payments at a 4.25% interest rate.
(2)	Amounts represent future minimum lease payments under non-cancelable capital leases for networking and computer equipment.
(3)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.
(4)	Amounts represent future obligations to purchase inventory.
(5)
Liabilities of approximately $0.1 million related to Accounting Standards Codification Subtopic 740-10, Income Taxes have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note J to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for uncollectible accounts receivable, reserves for excess and obsolete inventories, capitalized software, goodwill and long-lived assets and income taxes.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

We have identified the policies below as critical to our business and the understanding of our results of operations. See Note A to the accompanying consolidated financial statements for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

Our revenue is generated from two primary sources, subscription fees and the sale of M2M devices and hardware. Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Revenue is recognized net of sales and any transactional taxes.

Subscription fees are based on the number of devices (subscriptions) on our integrated M2M horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fees also include volume-based excess message, network usage and other activity that are recognized as revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include set-up fees which are typically deferred and recognized ratably over the life of the contract. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets and recognized in the period revenue is recognized. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of M2M devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers is recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded hardware and devices.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine if a multiple-element arrangement exists. For multiple-deliverable revenue arrangements we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. In most cases, vendor-specific objective evidence is available for us, as the vast majority of our business is either selling hardware or service on a standalone basis. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Allowance for Uncollectible Accounts Receivable

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for uncollectible accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. Changes in economic conditions could significantly affect our collection efforts and results of operations, particularly in the form of bad debts on the part of our customers.

Inventory and Reserves for Excess, Slow-Moving and Obsolete Inventory

We value our inventory at the lower of first-in, first-out (FIFO) cost or market. We continually evaluate the composition of our inventory and estimate potential future excess, obsolete and slow-moving inventory. We specifically identify obsolete hardware for reserve purposes and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory. Significant management judgment and estimates must be made and used in connection with establishing inventory reserves in any accounting period. If we are not able to achieve our expectations of the net realizable value of the inventory at its current carrying value, we adjust our reserves accordingly.

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

For software embedded in our products we capitalize software development costs when project technological feasibility is established and conclude capitalization when the hardware is ready for release. We amortize capitalized costs for software to be sold using the straight-line method over the estimated useful life based on anticipated revenue streams of the software, generally from three to seven years. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as engineering and development.

Judgment is required in determining which software projects are capitalized and the resulting economic life.

Goodwill and Long-Lived Assets

We evaluate goodwill and long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could result in an evaluation for impairment include but are not limited to the following:

●	significant decrease in the market value of an asset;
●	significant adverse change in physical condition or manner of use of an asset;
●	significant adverse change in legal factors or negative industry or economic trends;
●
a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

●	significant decline in our stock price for a sustained period; and
●	an expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Goodwill is not amortized, but is subject to an annual impairment assessment performed at the reporting unit level. Goodwill must be assessed more frequently if indicators of impairment are identified. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. We assess goodwill for three separate reporting units, all of which are components of our single reportable operating segment. We elected to change our annual goodwill impairment testing measurement date from December 31 to October 1 effective October 1, 2013, primarily to correspond to our annual strategic, financial planning and budgeting processes. The change in annual testing dates did not affect our financial results for any interim period or the year ended December 31, 2013.

Our annual assessment includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. We estimate fair value using discounted cash flow models and compare the aggregate fair value of the reporting units to our overall market value. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

Our assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, projected results of operations and cash flows; discount rates; terminal growth rates; and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future.

We did not identify any impairment as a result of our annual October 1, 2013 assessment. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to October 1, 2013.

Other intangible assets, including patents, acquired intellectual property and customer relationships, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which is 7 to 16 years for patents and acquired intellectual property and 4 to 9 years for customer relationships. We assess other intangible assets and long-lived assets for impairment on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Any assessment for impairment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life or both. We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2013.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets arising from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Deferred tax assets are required to be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating the ability to recover the deferred tax assets, in full or in part, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we consider assumptions for the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred tax assets.

During the year ended December 31, 2012, we determined that it would be more likely than not that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our sustained profitable operating performance over the past three years and continued expectations for future income. Accordingly, we initially released our valuation allowance against these items during the three months ended September 30, 2012. We maintain a valuation allowance against certain other deferred tax assets that we determine would not be more likely than not to utilize before expiration. These deferred tax assets consist of certain state net operating losses, tax credits, and foreign net operating losses. As a result of the release of a portion of the valuation allowance, we recognized a deferred tax benefit of $4.8 million for the year ended December 31, 2012.

In the normal course of business, we are subject to inquiries and routine income tax audits from U.S. and non-U.S. tax authorities with respect to income taxes which may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other facts and circumstances may impact our ability to utilize tax benefits and could also impact estimated income taxes to be paid in future periods. We believe we have appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding our tax provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved or identified. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact our financial condition and results of operations.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note A to the accompanying consolidated financial statements.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the fiscal year ended December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,603	$4,948
Accounts receivable, less allowance for doubtful accounts of $674 and $367	9,385	8,466
Financing receivables, current	1,223	512
Inventory, net of reserve for obsolescence	8,315	7,363
Prepaid expenses and other current assets	1,833	1,464
Deferred tax assets	2,742	1,021
Assets of discontinued operations	840	2,284
TOTAL CURRENT ASSETS	49,941	26,058

Financing receivables	3,029	1,329
Property and equipment, net of accumulated depreciation and amortization	3,125	2,449
Software, net of accumulated amortization	5,130	3,596
Other intangibles, net of accumulated amortization	6,868	7,057
Goodwill	26,941	25,418
Deferred tax assets	3,958	3,551
Other assets	2,298	2,689
TOTAL ASSETS	$101,290	$72,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,953	$7,673
Accrued expenses and other current liabilities	2,004	685
Deferred revenues	1,894	1,823
Current portion of long-term debt	633	2,286
Obligations under capital leases	306	-
Liabilities of discontinued operations	207	188
TOTAL CURRENT LIABILITIES	14,997	12,655

Notes payable, less current portion	475	6,008
Obligations under capital lease, less current portion	148	-
Other liabilities	1,693	679
TOTAL LIABILITIES	17,313	19,342

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,069 and 17,171 issued; 18,828 and 15,609 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	95,777	68,072
Treasury stock, at cost, 1,241 and 1,562 shares	(5,238)	(8,136)
Accumulated other comprehensive loss	(24)	(8)
Accumulated deficit	(6,538)	(7,123)
TOTAL SHAREHOLDERS’ EQUITY	83,977	52,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,290	$72,147

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net sales:
Subscription and support revenue	$51,640	$43,067	$37,578
Embedded devices and hardware	26,192	21,965	18,342
Total net sales	77,832	65,032	55,920
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	21,754	17,955	15,356
Embedded devices and hardware	23,938	19,202	15,661
Gross profit	32,140	27,875	24,903
Operating expense:
Sales and marketing	9,544	8,242	8,453
General and administrative	13,281	10,257	9,078
Engineering and development	4,915	3,096	2,642
Depreciation and amortization	4,819	3,313	3,033
Operating (loss) income	(419)	2,967	1,697
Interest expense	304	336	217
Other (income) expense, net	(319)	500	(18)
(Loss) income from continuing operations before income taxes	(404)	2,131	1,498
Income tax benefit	(2,369)	(4,902)	(62)
Income from continuing operations, net of income tax benefit	1,965	7,033	1,560
(Loss) income from discontinued operations, net of income taxes	(1,380)	132	294
Net income	585	7,165	1,854
Other items of comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment	(16)	5	(13)
Comprehensive income	$569	$7,170	$1,841

Basic earnings per share:
Income from continuing operations	$0.11	$0.46	$0.10
(Loss) income from discontinued operations	(0.08)	0.00	0.02
Net income	$0.03	$0.46	$0.12

Diluted earnings per share:
Income from continuing operations	$0.10	$0.44	$0.10
(Loss) income from discontinued operations	(0.07)	0.01	0.02
Net income	$0.03	$0.45	$0.12

Weighted average shares outstanding used in computing earnings (loss) per share:
Basic	18,413	15,412	15,055
Diluted	18,950	16,014	15,710

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Additional Paid- in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2011	16,363	$64,099	$(5,238)	$-	$(16,142)	$42,719

Equity-based compensation expense	51	1,231	-	-	-	1,231
Equity-based compensation plan activity	70	366	-	-	-	366
Exercise of warrants	200	879	-	-	-	879
Purchase of treasury shares	-	-	(2,898)	-	-	(2,898)
Other	7	59	-	-	-	59
Translation adjustment	-	-	-	(13)	-	(13)
Net income	-	-	-	-	1,854	1,854
Balance at December 31, 2011	16,691	66,634	(8,136)	(13)	(14,288)	44,197

Issuance of shares in connection with acquisition	42	476	-	-	-	476
Equity-based compensation expense	54	1,388	-	-	-	1,388
Equity-based compensation plan activity	336	560	-	-	-	560
Value of shares retained to pay employee taxes	-	(1,202)	-	-	-	(1,202)
Exercise of warrants	45	187	-	-	-	187
Other	3	29	-	-	-	29
Translation adjustment	-	-	-	5	-	5
Net income	-	-	-	-	7,165	7,165
Balance at December 31, 2012	17,171	68,072	(8,136)	(8)	(7,123)	52,805

Sale of shares, net of issuance costs and expenses	2,662	27,731	-	-	-	27,731
Issuance of shares in connection with acquisition	74	925	-	-	-	925
Equity-based compensation expense	190	1,879	-	-	-	1,879
Equity-based compensation plan activity	199	338	-	-	-	338
Value of shares retained to pay employee taxes	-	(466)	-	-	-	(466)
Exercise of warrants	92	193	-	-	-	193
Retirement of treasury shares	(321)	(2,898)	2,898	-	-	-
Other	2	3	-	-	-	3
Translation adjustment	-	-	-	(16)	-	(16)
Net income	-	-	-	-	585	585
Balance at December 31, 2013	20,069	$95,777	$(5,238)	$(24)	$(6,538)	$83,977

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$585	$7,165	$1,854
Less (loss) income from discontinued operations	(1,380)	132	294
Income from continuing operations, net of income tax benefit	1,965	7,033	1,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,902	3,442	3,033
Equity-based compensation expense	1,879	1,388	1,231
Deferred income taxes	(2,128)	(4,872)	-
Bad debt expense	444	188	284
Inventory reserves	807	148	101
Gain on sale of cost method investment	(328)	-	-
Other non-cash expense	296	93	89
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(3,201)	(3,405)	(1,002)
Inventory	(1,625)	(633)	(2,424)
Accounts payable	1,477	(670)	723
Deferred revenue	508	(46)	(496)
Accrued litigation settelement costs	-	-	(1,730)
Other	1,092	(742)	(3,091)
Net cash provided by (used in) operating activities	6,088	1,924	(1,722)
Cash flows from investing activities:
Net cash paid for acquisitions	(2,794)	(2,000)	-
Purchases of property and equipment	(1,004)	(1,679)	(601)
Purchases of intangible and other assets	(3,430)	(2,773)	(2,116)
Proceeds from sale-leaseback of equipment	716	-	-
Purchase of cost basis investment	-	-	(322)
Proceeds from sale of cost method investment	650	-	-
Net cash used in investing activities	(5,862)	(6,452)	(3,039)
Cash flows from financing activities:
Proceeds from debt	-	3,000	6,000
Principal payments on debt	(7,186)	(2,306)	(300)
Fees paid for credit facility	-	(73)	(100)
Principal payments on capital lease obligations	(263)	(237)	(446)
Proceeds from underwritten offering, net of offering costs	27,731	-	-
Proceeds from exercise of warrants	193	187	879
Equity-based compensation plan activity	338	560	365
Payment of employee taxes on equity-based awards	(466)	(1,202)	-
Purchase of treasury stock	-	-	(2,898)
Restricted cash	-	221	44
Net cash provided by financing activities	20,347	150	3,544
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	93	(221)	515
Cash used in investing activities	(11)	-	(2)
Net cash provided by (used in) discontinued operations	82	(221)	513
Net increase (decrease) in cash and cash equivalents	20,655	(4,599)	(704)
Cash and cash equivalents at beginning of year	4,948	9,547	10,251
Cash and cash equivalents at end of year	$25,603	$4,948	$9,547

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2013	2012	2011

Supplemental disclosures of cash flow information:
Cash paid for interest	$272	$271	$169
Cash paid for income taxes	97	175	219
Disclosure of non-cash investing activities:
Acquisition of property under capital lease	716	-	-
Capital expenditures in accounts payable	923	202	-
Exchange of note receivable for license agreement	-	-	980
Exchange of equipment for prepaid carrier fees	-	-	2,187
Common stock issued in connection with acquisition	925	476	-
Deferred payment issued in connection with acquisition	200	-	-
Promissory note issued in connection with acquisition	-	1,900	-

The accompanying notes are an integral part of these financial statements .

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a leading provider of interactive and on-demand machine-to-machine, (referred to as M2M), technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the enterprise and government markets worldwide. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company’s focus on M2M data security, service reliability, and round-the-clock support of its customers’ M2M solutions.

Basis of Presentation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Businesses to be divested are classified in the consolidated financial statements as either discontinued operations or held for sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations on the consolidated statements of operations and cash flows, respectively, for all periods presented. The gains or losses associated with these divested businesses are also recorded in discontinued operations the consolidated statements of income. Additionally, the accompanying notes do not include the assets, liabilities, or operating results of businesses classified as discontinued operations for all periods presented. Management does not expect any significant continuing involvement with these businesses following their divestiture and these businesses are expected to be disposed of within one year from the initial classification as discontinued operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts and financing receivables. We maintain our cash and overnight investment balances in financial institutions, which typically exceed federally insured limits. We had cash balances in excess of these limits of $25.4 million and $4.7 million at December 31, 2013 and 2012, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Concentration of credit risk with respect to accounts and financing receivables from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically. Our accounts and financing receivables are at risk to the extent that we may not be able to collect from some of our customers. See Notes D, E and Q for more information.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Revenue Recognition

Our revenue is generated from two primary sources, subscription fees and the sale of M2M devices and hardware. Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Revenue is recognized net of sales and any transactional taxes.

Subscription fees are based on the number of devices (subscriptions) on our integrated M2M horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fees also include volume-based excess message, network usage and other activity that are recognized as revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include set-up fees which are typically deferred and recognized ratably over the life of the contract. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets and recognized in the period revenue is recognized. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of M2M devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers is recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded hardware and devices.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine if a multiple-element arrangement exists. For multiple-element revenue arrangements, we allocate arrangement consideration at the inception of an arrangement to all elements using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. In most cases, vendor-specific objective evidence is available for us, as the vast majority of our business is either selling hardware or service on a standalone basis. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less at date of purchase to be cash equivalents. Cash equivalents consist of overnight repurchase agreements and amounts on deposit in foreign banks. Cash of $0.2 million and $0.4 million at December 31, 2013 and 2012, respectively was held in foreign bank accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at gross invoiced amounts less discounts, other allowances and provision for uncollectible accounts. Trade accounts receivable include earned but unbilled revenue that results from non-calendar month billing cycles and lag time in billing related to certain of our services. Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base. We review the collectability of individual accounts and assess the adequacy of the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Financing Receivables

Financing receivables are due in installments. We evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of the accounts and write-offs, customer collection experience, the customer’s financial condition, known risk characteristics impacting the respective customer base, and other available economic conditions, to determine the appropriate allowance. Similar to accounts receivable, we typically do not require collateral. All amounts due at December 31, 2013 and 2012 were deemed fully collectible and an allowance was not necessary.

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

Inventories are valued at the lower of cost or market and consist of (1) security devices and (2) cellular M2M Modems and Modules and (3) satellite M2M Modems. Cost is generally determined on the first-in, first-out (FIFO) basis. Inbound freight costs, including raw material freight costs to contract manufacturers is recorded in inventory and these costs are recognized in cost of sales when the product is sold. Lower of cost or market value of inventory is determined at the operating unit level and evaluated quarterly. Estimated reserves for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets for those leases and leasehold improvements, whichever is shorter. Depreciation and amortization for property and equipment is calculated using the straight-line method over the following estimated lives:

●	Machinery and equipment	4-10 years

●	Furniture, fixtures and fittings	3-10 years

●	Leasehold improvements	up to 10 years

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Capitalized Software

We capitalize software both for internal use and for inclusion in our products. For internal use software, costs incurred in the preliminary project stage of developing or acquiring internal use software are expensed as incurred. After the preliminary project stage is completed, management has approved the project and it is probable that the project will be completed and the software will be used for its intended purpose, we capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally three years.

We capitalize software development costs for software embedded in our products when technological feasibility is established and conclude capitalization when the hardware is ready for release. We amortize capitalized costs for software to be sold using the straight-line method over the estimated useful life based on anticipated revenue streams of the software, generally three years. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as engineering and development.

Intangible Assets, Including Goodwill

Intangible assets consist of patents and acquired intellectual property, trademarks, customer relationships and goodwill. These assets, except for goodwill, are amortized over their expected useful lives. Patents and acquired intellectual property are amortized using the straight-line method over 7 to 16 years, representing the shorter of their estimated useful lives or the period until the patent renews. Costs to maintain patents are expensed as incurred while costs to renew patents are capitalized and amortized over the remaining estimated useful lives. Customer relationships are amortized using the straight-line method over four to seven years.

Goodwill is not amortized but is subject to an annual impairment test, and more frequently if events or circumstances occur that would indicate a potential decline in its fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. The annual assessment of goodwill for impairment includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, a second test is performed, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on the consolidated balance sheet, an impairment charge for the difference is recorded.

We base the impairment analysis of goodwill on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuation is performed. These estimates and assumptions primarily include, but are not limited to, discount rates, terminal growth rates, projected revenues and costs, projected cash flows, and capital expenditure forecasts.

We perform our annual goodwill impairment test as of October 1, absent any impairment indicators or other changes that may cause more frequent analysis. We did not identify any impairment as a result of our annual assessment. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

We elected to change our annual goodwill impairment testing measurement date from December 31 to October 1 effective October 1, 2013, primarily to correspond to our annual strategic, financial planning and budgeting processes. The change in annual testing dates did not affect our financial results for the year ended December 31, 2013 or any interim or prior periods. Furthermore, the change did not impact the evaluation of goodwill as there have been no events or circumstances that have occurred subsequent to October 1, 2013 that would raise concern that the conclusion that would have been reached when evaluating goodwill as of December 31, 2013 would be different than the conclusion reached when evaluating goodwill as of October 1, 2013.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset.

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

We conduct business globally and file income tax returns in the United States and in many state and certain foreign jurisdictions. We are subject to state and local income tax examinations for years after and including 1998. These tax years remain open due to the net operating losses generated in these years that have not been utilized as of the year ended December 31, 2013. Likewise, the existence of net operating losses from earlier periods could subject us to United States federal income tax examination for years including and after 2001, since such net operating losses have not been utilized as of the year ended December 31, 2013. Our 2007 U.S. federal return was audited by the Internal Revenue Service and the examination was concluded in March 2010 with a minor increase to the federal alternative minimum tax liability.

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at the period end spot exchange rates, and revenues and expenses are translated at estimated average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign operations are not significant to us for the years ended December 31, 2013, 2012 or 2011.

Engineering and Development

Engineering and development expenses that are not capitalizable as software development costs are charged to operations in the period in which they are incurred. Engineering and development costs consist primarily of salaries and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2013, 2012 and 2011, engineering and development costs recorded in operations were $4.9 million, $3.1 million and $2.6 million, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. For the years ended December 31, 2013, 2012 and 2011, advertising costs were approximately $0.7 million, $0.8 million and $0.7 million, respectively.

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

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short-term, maturity of those items. The fair value of our capitalized lease obligation approximates carrying value based on the short-term maturity of the obligation. The fair value of our long-term financing receivables and note payable approximates carrying value based on their effective interest rates compared to current market rates and similar type borrowing arrangements.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income. We adopted the new standard effective January 1, 2013 and the adoption did not have any impact on our financial conditions or results of operations.

NOTE B – DISCONTINUED OPERATIONS

During the year ended December 31, 2013, the decision was made to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services. We anticipate the disposal of the discontinued operations to be completed within one year from the initial classification as discontinued operations.

All assets and liabilities of the discontinued operations have been reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying consolidated balance sheets. All revenue and expense of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of income and comprehensive income as results of discontinued operations, net of income taxes, after income from continuing operations, net of income tax benefit and before net income. Similarly, all cash flows of the discontinued operations have been reclassified and presented in the accompanying consolidated statements of cash flows as cash flows from discontinued operations.

The following table presents the financial results of the discontinued operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net sales:
Subscription and support revenue	$881	$976	$1,827
Embedded devices and hardware	282	732	612
Total net sales	1,163	1,708	2,439
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	396	403	768
Embedded devices and hardware	320	377	373
Gross profit	447	928	1,298
Operating expenses:
Sales and marketing	741	420	715
General and administrative	212	139	120
Engineering and development	99	88	84
Depreciation and amortization	13	56	79
Goodwill impairment	949	-	-
Operating (loss) income	(1,567)	225	300
Income tax (benefit) expense	(187)	93	6
(Loss) income from discontinued operations, net of income taxes	$(1,380)	$132	$294

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Discontinued operations include $0.9 million for the impairment of historical BNI goodwill, $0.6 million additional reserve for uncollectible accounts receivable and less than $0.1 million estimated costs to sell the discontinued operations. The carrying value of BNI goodwill was reevaluated for impairment in conjunction with our decision to exit these non-core businesses. We will not be pursuing new sales of BNI products and services and do not anticipate significant recurring sales to existing customers. These qualitative factors were indicators that it was more likely than not that the fair value of the BNI reporting unit was less than its carrying amount, including goodwill. We estimated the fair value of the reporting unit using a discounted cash flow model, resulting in the estimated fair value being less than carrying value of the reporting unit. To measure the amount of any impairment, we determined the implied fair value of goodwill in the same manner as if we were acquiring the reporting unit in a business combination. Specifically, we allocated the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation. Based on this calculation, we determined that the associated goodwill was fully impaired.

The following table summarizes the assets and liabilities reported as discontinued operations for the periods presented (in thousands):

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts of $600 and $16	$253	$915
Inventory, net of reserve for obsolescence of $30 and $30	122	140
Prepaid expenses and other current assets	164	70
TOTAL CURRENT ASSETS	539	1,125
Property and equipment, net	9	1
Software, net	-	7
Goodwill	-	949
Other assets	292	202
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$840	$2,284

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10	$6
Accrued expenses and other current liabilities	171	181
Deferred revenue	26	1
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$207	$188

NOTE C – ACQUISITIONS

2013 Acquisitions

On February 1, 2013, we acquired substantially all of the assets and business of a small technology company that provided products and services for environmental monitoring, wireless remote control and monitoring, wireless sensor networks, and connected device consulting. We acquired the company’s assets to expand our technical capabilities and the markets we serve. Total consideration was $1.1 million, comprised of $0.2 million in cash and 73,587 shares of our common stock having a fair value at the time of issuance of $0.9 million and the assumption of certain liabilities. The issued shares of common stock are subject to various time-based selling restrictions.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the allocation of the purchase price and a summary of estimated useful lives (dollars in thousands):

	Fair	Useful
	Value	Lives
Accounts receivable	$35	n/a
Inventory	55	n/a
Fixed assets	25	3-5
Software	967	3.5
Trademarks	32	5
Deferred revenue	(12)	n/a
Net assets acquired	$1,102

On December 2, 2013, we acquired substantially all the assets, products and technologies of a small technology company that provided remote monitoring and management of bulk storage tanks. The acquisition expands the scope and scale of our capabilities in supply chain and remote monitoring markets. Total consideration was $2.8 million in cash (of which $0.2 million will be paid on December 2, 2014).

The following table sets forth the preliminary allocation of the purchase price and a summary of estimated useful lives (dollars in thousands):

	Fair	Useful
	Value	Lives
Accounts receivable	$175	n/a
Inventory	78	n/a
Fixed assets	5	3
Software	110	3
Customer relationships	265	7
Other intangibles	389	3
Goodwill	1,523	Indefinite
Leases receivable	364	n/a
Accounts payable	(81)	n/a
Other liabilities	(11)	n/a
Net assets acquired	$2,817

The gross amount of leases receivable in the table above was $0.4 million. Based on the nature and financial strength of the lessees, we expect to fully collect all amounts due pursuant to the lease agreements. The allocation to intangible assets is preliminary, pending completion of our final determination of their fair value.

The total purchase consideration for both of the 2013 acquisitions was allocated to identifiable assets purchased and liabilities assumed based on fair value. The fair values of intangible assets other than goodwill acquired in the two acquisitions were estimated using common valuation techniques. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs. The fair value of trademarks was based on an income approach with key assumptions including estimated royalty rates to license the trademarks from a third party. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover. Amortization expense related to the two acquisitions was less than $0.3 million from the date of their respective acquisitions.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No portion of the purchase price was allocated to goodwill in the February 2013 acquisition. The $1.5 million excess of the total consideration over the fair value of the net assets acquired in December 2013 was recorded as goodwill. Goodwill represents expected synergies between us and the acquired business and the value that the acquisition provides to support and widen our M2M platform capabilities in the supply chain and remote monitoring markets. Goodwill is expected to be fully deductible for tax purposes.

The results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition and include $0.4 million of revenue and approximately $0.2 million net loss before income taxes. Each of the 2013 acquisitions included the addition of five employees. Total transaction costs related to the acquisitions were $0.1 million and recorded as general and administrative expense as incurred.

2012 Acquisition

On October 1, 2012, we acquired substantially all of the assets of a small technology business. The acquired assets consisted primarily of technology and intellectual property, including a portfolio of patents. The acquisition supports and widens our M2M platform capabilities in real-time monitoring of critical assets and events. Total consideration was $4.4 million, comprised of $2.0 million in cash, $1.9 million promissory note payable to the sellers, 41,521 shares of our common stock having a fair value at the time of issuance of $0.5 million and the assumption of certain liabilities.

The following table sets forth the allocation of the purchase price and a summary of estimated useful lives (dollars in thousands):

		Useful
	Fair Value	Lives
Inventory	$46	n/a
Customer list	1,241	7
Patents	748	12
Software	215	3
Other intangible assets	211	5
Goodwill	2,580	Indefinite
Deferred revenue	(665)	n/a
Net assets acquired	$4,376

Total consideration was allocated to identifiable assets purchased and liabilities assumed based on estimated fair value. The fair values of intangible assets other than goodwill were estimated using common valuation techniques. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover. The valuation of patents was also based on an income approach with key assumptions including estimated royalty rates to license the patents from a third party and the remaining term of the patents. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs. Amortization charges were approximately $0.4 million and $0.1 million and for the years ended December 31, 2013 and 2012, respectively.

The excess of the total consideration over the fair value of the net assets acquired was recorded as goodwill. The $2.6 million portion of the purchase price allocated to goodwill represents expected synergies of the combined businesses and the value that the acquisition provides to support and widen our M2M platform capabilities in real-time monitoring of critical assets and events. Goodwill is expected to be fully deductible for tax purposes.

The results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition and include $1.4 million and $0.4 million of revenue and approximately $0.8 million and less than $0.1 million of net loss before income taxes for the years ended December 31, 2013 and 2012, respectively. Total transaction costs related to the acquisitions were less than $0.1 million and recorded as general and administrative expense as incurred. In addition, interest expense on the seller-financed note payable was less than $0.1 million during both the years ended December 31, 2013 and 2012.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable and related allowance for doubtful accounts consisted of the following (in thousands):

	As of December 31,
	2013	2012
Accounts receivable	$9,521	$8,273
Unbilled accounts receivable	538	560
Allowance for doubtful accounts	(674)	(367)
	$9,385	$8,466

NOTE E – FINANCING RECEIVABLES

We lease certain hardware devices to a small number of hardware distributors under sales-type leases expiring in various years through 2018. These receivables typically have terms ranging from two to four years and bear interest at 2%. Because the devices are not functional on our network without an active service agreement with us, we can de-activate devices for non-payment, and have therefore established a history of successfully collecting amounts due under the original payment terms without making concessions to customers. In addition, our long-standing relationship with these high credit quality customers supports our assertion that revenues are fixed and determinable and probable of collection. Financing receivables also include leases acquired in a recent business combination. The acquired leases are also with high credit quality customers and have terms ranging from 4 to 5 years and bear interest at 7% to 8%. See Note C.

The components of lease receivables were as follows (in thousands):

	As of December 31,
	2013	2012
Total minimum lease payments receivable	$4,338	$1,923
Unearned income	(86)	(82)
Present value of future minimum lease payments receivable	4,252	1,841
Less current portion	(1,223)	(512)
Amounts due after one year	$3,029	$1,329

Future minimum lease payments to be received subsequent to December 31, 2013 are as follows (in thousands):

2014	$1,530
2015	1,173
2016	1,012
2017	597
2018	26
Net lease receivable	$4,338

Our financing receivables are comprised of a single portfolio segment because of the small number of customers and the similar nature of the sales-type leasing arrangements. We evaluate the credit quality of financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition and known risk characteristics impacting the respective end users of our customers. In addition to specific account identification, we utilize historical collection experience from our population of similar customers to establish any allowance for credit losses. Financing receivables are placed in non-accrual status after 60 days of nonpayment and written off only after we have exhausted all collection efforts. We have been successful collecting financing receivables and consider the credit quality of such arrangements to be good, especially as the underlying service is required for functionality and can be deactivated for non-payment. We have not experienced any credit losses for any period in the three years ended December 31, 2013.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. As of December 31, 2013, there were no financing receivables past due more than 30 days.

NOTE F – INVENTORY

Inventory consisted of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials	$1,503	$834
Finished goods	7,922	6,861
Reserve for obsolescence	(1,110)	(332)
	$8,315	$7,363
NOTE G – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2013	2012
Prepaid expenses	1,223	531
Deferred costs	488	772
Other	122	161
	$1,833	$1,464

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2013	2012
Prepaid carrier fees	$1,658	$1,879
Cost method investments	200	522
Deposits	168	186
Other	272	102
	$2,298	$2,689

During 2011, we purchased and installed telecommunication infrastructure equipment and related equipment to improve the capacity and functionality of our devices operating on one of our carrier networks. To comply with the needs of one of our carriers and in exchange for more favorable carrier fees, we transferred the legal right to the equipment to the vendor. Thus, our existing agreement with this vendor was amended to provide for the new carrier fees and the legal transfer of the equipment. We accounted for this transaction as a non-monetary exchange. The $2.2 million cost of the equipment was determined to be its fair value and we recorded this transaction by transferring the equipment cost to prepaid carrier fees. The prepaid expense is being amortized in cost of sales for subscription revenue on a straight-line basis over the term of the agreement, which is ten years.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cost method investments include our minority interests of less than 20% in two privately-held businesses. In October 2013, we completed the sale of a cost method investment in a privately-held M2M solutions company based in the United Kingdom. The carrying value of our investment was $0.3 million and we sold it for net proceeds of $0.6 million resulting in a gain of $0.3 million.

Our investments did not provide us the ability to exercise significant influence over operating and financial policies of the entities. Since the entities were not publicly traded, no established market for the securities existed. Our cost-method investment is carried at historical cost in our consolidated financial statements and assessed for impairment when indicators of impairment exist. We have not recorded any impairment charges for the cost-method investments for any period during the three years ended December 31, 2013.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2013	2012
Leasehold improvements	$208	$340
Plant and equipment	4,196	2,782
Furniture and fixtures	600	511
Total property and equipment	5,004	3,633
Accumulated depreciation and amortization	(1,879)	(1,184)
	$3,125	$2,449

Depreciation and amortization expense for property and equipment, including assets recorded as capital leases, was $1.1 million, $0.7 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011. Assets recorded as capital leases included $0.7 million in computers, network and other equipment and $0.3 million in accumulated depreciation and amortization at December 31, 2013. During the year ended December 31, 2012, we wrote off $12.3 million of fully depreciated and amortized property and equipment.

NOTE I – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of December 31, 2013				As of December 31, 2012
		Gross			Gross
	Remaining	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Useful Lives	Amount	Amortization	Value	Amount	Amortization	Value
Purchased and developed software	2.1	$8,836	$(3,706)	$5,130	$5,411	$(1,815)	$3,596
Patents and trademarks	5.3	3,260	(1,172)	2,088	2,456	(803)	1,653
Customer relationships	4.7	2,231	(602)	1,629	1,966	(294)	1,672
Licenses and other intangible assets	1.0	12,646	(11,415)	1,231	12,816	(10,582)	2,234
Software and other intangible assets in development and not in service	n/a	1,920	-	1,920	1,498	-	1,498
		$28,893	$(16,895)	$11,998	$24,147	$(13,494)	$10,653

Remaining useful lives in the preceding table were calculated on a weighted average basis as of December 31, 2013. We did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2013. During the year ended December 31, 2012, we wrote off $9.0 million of fully amortized intangible assets. Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $2.6 million, and $2.3 million, respectively. In addition, $0.2 million of amortization of intangible assets is recorded in cost of subscription revenue in the accompanying consolidated statement of income and comprehensive income for each year ended December 31, 2013 and 2012; and $0.1 million for the year ended December 31, 2011.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2013 and 2012, we have capitalized approximately $1.8 million and $1.7 million, respectively of internally generated software development costs. Amortization of capitalized software development costs for the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $1.0 million and $1.0 million, respectively included in total amortization disclosed above.

We expect amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2013 (in thousands):

2014	$3,781
2015	2,982
2016	1,476
2017	656
2018	567
$9,462

Goodwill

The carrying amount of goodwill for each of the two years for the period ended December 31, 2013 is as follows (in thousands):

December 31, 2011	$22,838
Acquisition	2,580
December 31, 2012	25,418
Acquisition	1,523
December 31, 2013	$26,941

Additions to goodwill were the result of business acquisitions. See Note C.

Our gross goodwill balance as of December 31, 2013 and 2012 was $33.0 million and $31.5 million, respectively. Accumulated impairment losses were $6.1 million as of both December 31, 2013 and 2012. We have not recorded any goodwill impairment losses in continuing operations for the years ended December 31, 2013 and 2012.

NOTE J – INCOME TAXES

The (benefit) provision for income taxes consisted of the following (in thousands):

	For The Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(183)	$(19)	$39
State	22	30	65
Reserve	(80)	(41)	(166)
Deferred:
Federal	(2,033)	(4,502)	-
State	(95)	(370)	-
	$(2,369)	$(4,902)	$(62)

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income taxes recorded by us differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax (benefit) provision at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income and comprehensive income for the respective periods (in thousands):

	For The Years Ended December 31,
	2013	2012	2011
Income tax expense (benefit) computed at
U.S. corporate tax rate of 34%	$(137)	$725	$509
Adjustments attributable to:
Deferred balance adjustments	(1,893)	-	302
Valuation allowance	-	(5,545)	(889)
Federal alternative minimum tax	-	(19)	39
Income tax payable adjustments	(71)	-	-
State income tax	(73)	24	65
Reserve for uncertain tax positions	(80)	(41)	(166)
Non-deductible expenses	(97)	(56)	78
Other	(18)	10	-
	$(2,369)	$(4,902)	$(62)

During the year ended December 31, 2013, we recorded a deferred income tax benefit of $2.4 million primarily consisting of a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary.

During the year ended December 31, 2012, we determined that it would be more likely than not that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our sustained profitable operating performance over the past three years and continued expectations for future income. Accordingly, we released our valuation allowance against these items. We have maintained a valuation allowance against certain deferred tax assets that we determined we will likely not utilize before expiration. These deferred tax assets consist of certain state net operating losses, tax credits, and foreign net operating losses. As a result of the release of the valuation allowance we recognized a deferred tax benefit of $4.8 million.

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Current deferred tax asset (liability):
Inventories	$438	$180
Accruals	145	58
Federal and state net operating loss carryforwards	2,463	984
Other	318	199
Valuation allowance	(622)	(400)
	2,742	1,021

Non-current deferred tax asset
Intangible assets	621	683
Federal, state and foreign net operating loss carryforwards	1,763	1,792
Tax credit carry forward	1,251	1,372
Difference between book and tax basis of property	(111)	(65)
Equity-based compensation	1,357	1,019
Valuation allowance	(923)	(1,250)
	3,958	3,551
Net deferred tax assets	$6,700	$4,572

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net operating loss carryforwards available at December 31, 2013, expire as follows (in thousands):

		Year of
	Amount	Expiration

Federal net operating losses	$7,174	2023-2034
State net operating losses	53,800	2017-2034
Minimum tax credit carryforward	737	n/a
General business credit carryforward	513	2018-2031

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2010 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2013, we recorded a net decrease to the liability for unrecognized tax benefits of $0.1 million in income tax benefit. This amount is comprised of tax benefits recognized on the settlement of certain prior period state tax matters and the corresponding accrual of estimated penalties and interest. Our total unrecognized tax benefits as of December 31, 2013 were approximately $0.1 million including estimated penalties and interest. We anticipate a decrease to the balance of total unrecognized tax benefits of less than $0.1 million within the next 12 months. Our effective tax rate will be favorably affected if we are able to recognize these tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, and excludes interest and penalties (in thousands):

	2013	2012
Balance at January 1	$159	$189
Decreases as a result of positions taken during prior periods	(57)	(30)
Balance at December 31	$102	$159

NOTE K – OTHER LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2013	2012
Payroll related	$1,269	$341
Other liabilities	735	344
	$2,004	$685

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2013	2012
Deferred rent	$1,006	$323
Deferred revenue and other noncurrent liabilities	687	356
	$1,693	$679

NOTE L – DEBT

At December 31, 2013, debt included $1.1 million due on a seller-financed note payable from a 2012 business acquisition and no outstanding balance or letters of credit on our combined $15.0 million credit facility further described below.

On May 4, 2010, we and our subsidiaries entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (Bank). On April 25, 2011, we, our subsidiaries and the Bank entered into an Amended and Restated Loan and Security Agreement in order to, among other things, increase the revolving line of credit from $5.0 million to $10.0 million. On November 5, 2012, we further amended our Loan and Security Agreement (Amended Loan Agreement) with the Bank. This amendment created a total loan facility of $19.8 million (Credit Facility) which included a $10.0 million acquisition line of credit (Acquisition Line); a $5.0 million revolving line of credit and the conversion of existing borrowings from the Bank to a $4.8 million Term Loan. The revolving line of credit and the Term Loan are for working capital and general business requirements. The Acquisition Line is to finance permitted acquisitions which are defined as a similar line of business as us or a reasonable extension thereof.

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

Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from paying dividends. The Amended Loan Agreement contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, any outstanding obligations under the Credit Facility may be accelerated. We were in compliance with all of the Bank’s financial covenants at December 31, 2013.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. This Promissory Note bears interest at the greater of prime plus 1% or 4.25% (4.25% as of December 31, 2013) and is payable in monthly installments through September 2015. As of December 31, 2013, the balance outstanding on the Promissory Note was $1.1 million and future maturities are summarized as follows (in thousands).

2014	$633
2015	475
$1,108

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LEASES, COMMITMENTS AND CONTINGENCIES

Capital Leases

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the underlying assets over the expected life of the assets if we will retain title to the assets at the end of the lease term; otherwise we amortize the asset over the term of the lease.

During 2013, we entered into a sale leaseback arrangement for computer and network equipment having a value of $0.7 million and expiring in 2015. The arrangement was recorded as a capital lease because we retained the risks and benefits of the underlying assets. Future minimum capital lease payments and the present value of the net minimum lease payments for all capital leases as of December 31, 2013 are as follows (in thousands):

Total minimum lease payments	$555
Less amounts representing interest	(101)
Present value of future minimum lease payments	454
Less current portion	(306)
Amounts due after one year	$148

Operating Leases

We lease certain property and equipment under non-cancelable operating leases. The leases expire at various dates through 2022. Certain of our leases for office space have annual periods of free rent and escalation clauses of 2.5% to $1.00 per square foot. The leases also have options to renew for 60-65 months at the end of their terms. Rent expense, including short-term leases, amounted to approximately $1.3 million, $1.1 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively

Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2013, are as follows (in thousands):

Year Ending December 31,
2014	$1,159
2015	1,190
2016	1,252
2017	1,289
2018	1,314
Thereafter	4,051
$10,255

NOTE N – WARRANTS

During the year ended December 31, 2013, holders of warrants to purchase shares of our common stock exercised their respective warrants. A total of 91,961 shares of common stock were issued in a combination of cash and cashless exercises of warrants to purchase 266,627 shares of common stock. The warrants had a weighted average exercise price of $8.68 per share. We have no remaining warrants outstanding as of December 31, 2013.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE O – EQUITY-BASED COMPENSATION

Compensation cost is recognized for all equity-based payments granted and expected to vest and is based on the grant-date fair value estimated using the Black-Scholes option pricing model and a lattice model for awards with market conditions. Our determination of fair value of equity-based payment awards on the date of grant using the option-pricing model is affected by our share price and our valuation assumptions. These primary variables include our expected share price volatility over the estimated life of the awards and actual and projected exercise behaviors.

As employees vest in their awards, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Equity-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates. For the years ended December 31, 2013, 2012 and 2011, equity-based compensation expense was $1.9 million, $1.4 million and $1.2 million, respectively.

We have outstanding awards granted pursuant to two shareholder approved equity-based compensation plans: the Long Term Incentive Plan (1999 Plan) and the 2006 Long Term Incentive Plan (2006 Plan). The 1999 Plan was terminated and replaced by the 2006 Plan. Equity-based awards outstanding under the 1999 Plan remain in effect, but no new awards may be granted under that plan. A total of 3.0 million shares of our common stock have been reserved for issuance through the plans. Stock options and equity-settled stock appreciation rights (SARs) are generally granted with an exercise price equal to the market price of our common stock on the date of grant; the awards generally vest over four years of continuous service and have a contractual term of ten years. Grants of non-vested restricted stock awards to employees generally vest over four years of continuous service and grants to non-employee directors generally vest over one year. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The recipient of a SAR is generally entitled to receive, upon exercise and without payment to us (but subject to required tax withholdings), that number of shares having an aggregate fair market value as of the date of exercise multiplied by an amount equal to the excess of the fair market value per share on the date of exercise over the fair market value per share at the date of the grant.

The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model. Certain grants to executives require achievement of market conditions before the grant may be exercised. The fair value of awards with market exercise conditions is estimated on the date of grant using a lattice model with a Monte Carlo simulation. The fair value of all awards is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. Changes in these input variables would affect the amount of expense associated with equity-based compensation. Expected volatility is based on the historical volatility of our common shares over the expected term of the stock option or SAR. Expected term is based on historical exercise and employee termination data and represents the period of time that options and SARs are expected to be outstanding. The risk-free rate is based on U.S. Treasury Daily Treasury Yield Curve Rates corresponding to the expected life assumed at the date of grant. Dividend yield is zero as there are no payments of dividends made or expected. The fair value of non-vested restricted stock awards is based on the fair market value of the shares awarded at the date of grant multiplied by the number of shares awarded.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assumptions to estimate the grant date fair value of stock options and SARs, including those with market conditions, are summarized as follows:

	For The Years Ended December 31,
	2013	2012	2011
Expected volatility	53.4% - 69.9%	55.9% - 72.4%	66.6% - 77.1%
Weighted-average volatility	67.7%	67.8%	72.3%
Expected term (in years)	6.1	6.3	5.5
Risk-free rate	1.51%	1.03%	1.91%
Dividend yield	0%	0%	0%

A summary of stock option and SAR activity as of and for the year ended December 31, 2013 follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, January 1, 2013	1,662	$6.37
Granted	478	11.19
Exercised	(433)	5.90
Forfeited or expired	(270)	8.32
Outstanding, at December 31, 2013	1,437	$7.77
Exercisable at December 31, 2013	722	$6.86

As of December 31, 2013, stock options and SARs are further summarized as follows (shares and dollars in thousands):

	Outstanding	Exercisable
Total shares	1,437	722
Aggregate intrinsic value	$7,452	$4,398
Weighted-average remaining
contractual term (years)	6.3	4.4

We issued stock options for a total of 300,000 shares during the year ended December 31, 2013 with time-based vesting over four years and market-based exercise conditions. As of December 31, 2013, a total of 440,000 stock options and SARs with market-based exercise conditions are outstanding, of which 172,500 are exercisable.

The weighted average grant-date fair value of stock options and SARs granted during the years ended December 31, 2013, 2012 and 2011 was $6.28, $5.99 and $4.47, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock option and SAR exercise data is summarized as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Options and SARs exercised	433	638	205
Net shares issued	199	336	70
Total intrinsic value exercised	$2,552	$3,967	$404
Cash received	338	560	366
Recognized tax benefit	2,208	2,619	372

Non-vested restricted stock award activity for the year ended December 31, 2013 is summarized as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2013	54	$8.92
Granted	212	12.14
Vested	(54)	8.92
Forfeited	(22)	12.55
Outstanding, as of December 31, 2013	190	$12.09

The total vest date fair value of non-vested restricted shares that vested during the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.5 million and less than $0.1 million, respectively.

As of December 31, 2013, 0.4 million shares remain available for grant under the 2006 Plan. Total unrecognized compensation costs related to all non-vested equity-based compensation arrangements was $4.6 million as of December 31, 2013 and is expected to be recognized over a weighted-average period of 1.4 years.

During the year ended December 31, 2013, vesting was accelerated for a portion of stock options and SARs held by a former executive. As a result of that modification, we recognized additional compensation expense of less than $0.1 million.

NOTE P – OTHER (INCOME) EXPENSE, NET

Other (income) expense, net includes $0.3 million during the year ended December 31, 2013 for a gain on the sale of an investment. See Note G.

During the year ended December 31, 2012, other (income) expense, net includes $0.5 million for additional financing costs related to assets previously transferred to a vendor in a nonmonetary exchange.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE Q – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

We have a hardware customer who accounted for 11.1% or $8.7 million of our consolidated revenue. No customers exceeded 10% of consolidated revenue for the years ended December 31, 2012 or 2011. At December 31, 2013 and 2012, one customer accounted for 24% and 19% of outstanding accounts receivable, respectively.

We had three suppliers from which our purchases were 72% of our hardware cost of sales and two suppliers from which our purchases were 55% of our service cost of sales for the year ended December 31, 2013. Our accounts payable to these suppliers was $4.8 million at December 31, 2013.

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

Related parties that we conducted business with include the law firm of Salisbury & Ryan LLP and Mr. E. James Constantine. Mr. Andrew Ryan is a member of our Board of Directors and a partner of Salisbury & Ryan. During the years ended December 31, 2013, 2012 and 2011, Salisbury & Ryan invoiced us legal fees of $224,000, $138,000 and $134,000, respectively. Our accounts payable to Salisbury & Ryan was $22,000 and $19,000 at December 31, 2013 and 2012, respectively. A firm affiliated with a family member of our chairman and chief executive officer has provided marketing services to us. Total fees invoiced were $80,000 annually for each of the years ended December 31, 2013, 2012 and 2011.

NOTE R – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan that covers all eligible employees of the Company and our subsidiaries. Employees are eligible for participation beginning on their first day of employment. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contributions are made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. For the years ended December 31, 2013, 2012, and 2011, we recorded expense of $0.3 million, $0.2 million, and $0.2 million, respectively.

NOTE S – EARNINGS PER SHARE

Basic earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. We compute diluted net earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive outstanding equity-based compensation.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The numerator in calculating both basic and diluted income per common share for each period is the same as net income. The denominator is based on the number of common shares as shown in the following table (in thousands except per share data):

	For the years ended December 31,
	2013	2012	2011
Income from continuing operations	$1,965	$7,033	$1,560
(Loss) income from discontinued operations	(1,380)	132	294
Net income	$585	$7,165	$1,854
Common Shares:
Weighted average common shares outstanding	18,413	15,412	15,055
Dilutive effect of common stock equivalents	537	602	655
Total	18,950	16,014	15,710

Basic earnings per share:
Income from continuing operations	$0.11	$0.46	$0.10
(Loss) income from discontinued operations	(0.08)	0.00	0.02
Net income	$0.03	$0.46	$0.12

Diluted earnings per share:
Income from continuing operations	$0.10	$0.44	$0.10
(Loss) income from discontinued operations	(0.07)	0.01	0.02
Net income	$0.03	$0.45	$0.12

As of December 31, 2013, 2012 and 2011, 0.5 million, 0.4 million and 0.5 million, respectively of stock options, SARs and warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE T – SEGMENT INFORMATION

Following the decision to exit non-core businesses and their subsequent reclassification to discontinued operations, we reevaluated our reportable operating segments. Based on the financial data reviewed by the chief operating decision maker, our chief executive officer, we have concluded that continuing operations are a single reportable operating segment. See Note B.

Revenue generated from customers based outside of the U.S. is summarized as follows:

	For the years ended December 31,
	2013	2012	2011
U.S.	94%	88%	90%
Canada	4%	10%	5%
Others	2%	2%	5%
	100%	100%	100%

Substantially all revenue generated from outside the U.S. and Canada is invoiced and collected in U.S. dollars. As of December 31, 2013 and 2012, long-lived assets located outside of the U.S. were less than 1% of total assets.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE U – SUBSEQUENT EVENTS

In February 2014, we received net proceeds of $1.3 million from the sale of our cost method investment in a wireless communications company. The carrying value of our investment was $0.2 million, resulting in a gain of $1.1 million to be recognized during the three months ending March 31, 2014.

NOTE V – UNAUDITED SELECTED QUARTERLY DATA

The following tables summarize selected unaudited financial data for each quarter of the years ended December 31, 2013 and 2012 (in thousands except share data):

	For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Net sales	$16,437	$17,271	$21,951	$22,173
Gross profit	6,905	6,666	8,981	9,588
Operating earnings (loss)	45	(1,983)	645	874
(Loss) income from continuing operations before income taxes	(37)	(2,042)	540	1,135
Income tax (benefit) expense	(65)	(2,454)	(35)	185
Income from continuing operations, net of income tax benefit	28	412	575	950
(Loss) income from discontinued operations	(17)	(1,424)	-	61
Net income (loss)	11	(1,012)	575	1,011

Basic earnings (loss) per share:
Income from continuing operations	$0.00	$0.02	$0.03	$0.05
Income (loss) from discontinued operations	0.00	(0.07)	0.00	0.00
Net income (loss)	$0.00	$(0.05)	$0.03	$0.05

Diluted earnings (loss) per share
Income from continuing operations	$0.00	$0.02	$0.03	$0.05
Income (loss) from discontinued operations	0.00	(0.08)	0.00	0.00
Net income (loss)	$0.00	$(0.06)	$0.03	$0.05

	For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Net sales	$14,267	$15,786	$17,178	$17,801
Gross profit	6,656	6,917	7,087	7,215
Operating earnings	474	651	961	881
Income from continuing operations before income taxes	394	579	909	249
Income tax expense (benefit)	3	8	(4,786)	(127)
Income from continuing operations, net of income tax benefit	391	571	5,695	376
(Loss) income from discontinued operations	(71)	126	(158)	235
Net income	320	697	5,537	611

Basic earnings (loss) per share:
Income from continuing operations	$0.03	$0.04	$0.37	$0.02
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.02
Net income	$0.02	$0.05	$0.36	$0.04

Diluted earnings (loss) per share
Income from continuing operations	$0.02	$0.04	$0.35	$0.02
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.02
Net income	$0.02	$0.04	$0.34	$0.04

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As described in Note J – Income Taxes, we recorded a significant income tax benefit during the three months ended June 30, 2013 for a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. We also released of a portion of the valuation allowance against federal net operating losses and certain other deferred tax assets during the three months ended September 30, 2012.

The sum of earnings per share for the four quarters may differ from the annual amounts due to the required method for calculating the weighted average shares for the respective periods.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 6, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Management previously reported deficiencies in internal control over financial reporting that it considered to be material weaknesses. We made changes to remediate the weaknesses as discussed below.

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

Non-routine transactions: We added the identification and review of non-routine transactions to our monthly financial review meetings including documenting such transactions. In addition, we have conducted and intend to periodically provide internal control and accounting training sessions for the benefit of the accounting department, designed to ensure staff have the opportunity to further develop their knowledge, expertise and training in US GAAP with respect to significant non-routine transactions and technical accounting matters.

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

Contractual Agreements: We licensed and began implementation and training on a new contract management solution. The contract management solution requires review and pre-approval of contracts, including accounting personnel, to identify potential accounting issues. Training has been and will continue to be targeted to personnel in the sales and procurement/purchasing areas of the Company. We will seek external expertise where necessary for new complex arrangements. Effective June 1, 2013, we have implemented new internal controls requiring all new contracts to be processed through the new contract management solution. The process of identifying, locating and entering all previously executed contracts into the new contract management solution is ongoing and we expect this process related to contracts executed prior to June 1, 2013 to continue throughout the next calendar year.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, issued in 1992. Based on this assessment, management concludes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, Grant Thornton, LLP has audited the consolidated financial statements as of and for the year ended December 31, 2013, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, including in this report on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the internal control over financial reporting of Numerex Corp. (a Pennsylvania Corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 6, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

Incorporated by reference from our Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

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

10.12 11	Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as April 25, 2011

10.1312	Amendment Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, effective as of November 5, 2012.

10.1413	Confidential Separation Agreement and General Release by and between Alan Catherall and the Company effective July 1, 2013

18.113	Letter re: change in accounting principles (Preferability letter) for change in annual goodwill impairment testing measurement date from December 31 to October 1, effective September 20, 2013

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton, LLP

24	Power of Attorney (included with signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

101
Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements Income for the fiscal periods ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the fiscal period ended December 31, 2011, and (v) the Notes to Consolidated Financial Statements.**

* Indicates a management contract of any compensatory plan, contract or arrangement.

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

1                                      Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 000-22920)

2                                      Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 5, 2006 (File No. 000-22920)

3                                      Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-22920)

4                                      Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 000-22920)

5                                      Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

6                                      Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 000-22920)

7                                      Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-22920)

8                                     Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006 (File No. 000-22920)

9                                     Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 27, 2010 (File No. 000-22920)

10                                   Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on August 16, 2010 (File No. 000-22920)

11                                   Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 (File No. 000-22920)

12                                   Incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2013 (File No. 000-22920)

13                                   Incorporated by reference to Exhibit 18.1 filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013 (File No. 000-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2013, 2012, 2011
(in thousands)

	Balance at	Additions
	beginning of	charged to			Balance at
Description	Period	expense	Deductions		end of Period
Year ended December 31, 2013:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	$367	$444	(137)	(a)	$674
Allowance for uncollectible accounts, discontinued operations	16	602	(18)	(a)	600
Inventory
Reserve for obsolescence, continuing operations	332	807	(29)		1,110
Reserve for obsolescence, discontinued operations	30	-	-		30
Deferred tax assets
Valuation allowance, continuing operations	1,650	-	(105)		1,545
Valuation allowance, discontinued operations	460	-	2		462

Year ended December 31, 2012:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	236	188	(57)	(b)	367
Allowance for uncollectible accounts, discontinued operations	-	67	(51)	(b)	16
Inventory
Reserve for obsolescence, continuing operations	578	148	(394)	(c)	332
Reserve for obsolescence, discontinued operations	-	-	30	(c)	30
Deferred tax assets
Valuation allowance, continuing operations	11,000	-	(9,350)	(c)	1,650
Valuation allowance, discontinued operations	-		460	(c)	460

Year ended December 31, 2011:
Accounts receivable
Allowance for uncollectible accounts	356	370	(490)		236
Inventory
Reserve for obsolescence	624	83	(129)		578
Deferred tax assets
Valuation allowance	11,970	-	(970)		11,000

(a) Amounts written off as uncollectible, net of recoveries
(b) Amounts written off as uncollectible, net of recoveries and reclassification to discontinued operations
(c) Includes reclassification to discontinued operations.
76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:	/s/ Stratton J. Nicolaides

Stratton J. Nicolaides,

Chairman and Chief Executive Officer

Date: March 6, 2014

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Flynt and Andrew Ryan and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman of the Board of Directors	March 6, 2014
Stratton J. Nicolaides	and Chief Executive Officer
/s/ Brian C. Beazer	Director	March 6, 2014
Brian C. Beazer
Director
George Benson
/s/ E. James Constantine	Director	March 6, 2014
E. James Constantine
/s/ Tony G. Holcombe	Director	March 6, 2014
Tony G. Holcombe
/s/ Sherrie G. McAvoy	Director	March 6, 2014
Sherrie G. McAvoy
/s/ Jerry A. Rose	Director	March 6, 2014
Jerry A. Rose
/s/ Andrew J. Ryan	Director	March 6, 2014
Andrew J. Ryan
/s/ Richard A. Flynt	Chief Financial Officer, Principal	March 6, 2014
Richard A. Flynt	Financial and Accounting Officer

