Form 10-Q
period 2014-03-31
NUMEREX CORP /PA/
filed 2014-05-07
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.       Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑

As of May 2, 2014, 20,121,897 shares of the registrant’s Class A common stock, no par value (being the registrant’s only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

2

NUMEREX CORP. AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,386	$25,603
Accounts receivable, less allowance for doubtful accounts of $865 and $674	10,695	9,385
Financing receivables, current	1,303	1,223
Inventory, net of reserve for obsolescence	8,627	8,315
Prepaid expenses and other current assets	1,982	1,833
Deferred tax assets, current	2,742	2,742
Assets of discontinued operations	745	840
TOTAL CURRENT ASSETS	51,480	49,941

Financing receivables, less current portion	3,061	3,029
Property and equipment, net of accumulated depreciation and amortization of $2,203 and $1,879	3,228	3,125
Software, net of accumulated amortization	4,999	5,130
Other intangibles, net of accumulated amortization	6,869	6,868
Goodwill	26,941	26,941
Deferred tax assets, less current portion	3,510	3,958
Other assets	2,077	2,298
TOTAL ASSETS	$102,165	$101,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,086	$9,953
Accrued expenses and other current liabilities	2,252	2,004
Deferred revenues	1,974	1,894
Current portion of long-term debt	686	633
Obligations under capital leases	326	306
Liabilities of discontinued operations	197	207
TOTAL CURRENT LIABILITIES	14,521	14,997

Notes payable, less current portion	317	475
Obligations under capital lease, less current portion	59	148
Other liabilities	1,574	1,693
TOTAL LIABILITIES	16,471	17,313

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,117 and 20,069 issued; 18,876 and 18,828 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	96,408	95,777
Treasury stock, at cost, 1,241 shares	(5,238)	(5,238)
Accumulated other comprehensive loss	(28)	(24)
Accumulated deficit	(5,448)	(6,538)
TOTAL SHAREHOLDERS’ EQUITY	85,694	83,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,165	$101,290

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net sales:
Subscription and support revenues	$13,886	$11,907
Embedded devices and hardware	6,887	4,530
Total net sales	20,773	16,437
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,359	5,215
Embedded devices and hardware	5,574	4,316
Gross profit	9,840	6,906
Operating expenses:
Sales and marketing	2,954	1,943
General and administrative	3,598	2,865
Engineering and development	1,278	1,040
Depreciation and amortization	1,348	1,013
Operating income	662	45
Interest expense	54	92
Other income, net	(1,133)	(10)
Income (loss) from continuing operations before income taxes	1,741	(37)
Income tax expense (benefit)	595	(65)
Income from continuing operations, net of income taxes	1,146	28
Loss from discontinued operations, net of income taxes	(56)	(17)
Net income	1,090	11
Other items of comprehensive income, net of income taxes:
Foreign currency translation adjustment	(4)	(17)
Comprehensive income (loss)	$1,086	$(6)

Basic earnings per share:
Income from continuing operations	$0.06	$0.00
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.06	$0.00

Diluted earnings per share:
Income from continuing operations	$0.06	$0.00
Loss from discontinued operations	(0.00)	(0.00)
Net income	$0.06	$0.00

Weighted average shares outstanding used in computing earnings per share:
Basic	18,853	17,661
Diluted	19,350	18,353

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Paid-in Capital	Stock	Income (Loss)	Deficit	Equity

Balance at January 1, 2014	20,069	$95,777	$(5,238)	$(24)	$(6,538)	$83,977
Equity-based compensation expense	-	555	-	-	-	555
Equity-based compensation plan activity	48	182	-	-	-	182
Value of shares retained to pay employee taxes	-	(106)	-	-	-	(106)
Translation adjustment	-	-	-	(4)	-	(4)
Net income	-	-	-	-	1,090	1,090
Balance at March 31, 2014	20,117	$96,408	$(5,238)	$(28)	$(5,448)	$85,694

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,090	$11
Less (loss) from discontinued operations, net of income taxes	(56)	(17)
Income from continuing operations, net of income taxes	1,146	28
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,419	1,047
Equity-based compensation expense	555	322
Deferred income taxes	448	(64)
Bad debt expense	183	79
Inventory reserves	130	30
Gain on sale of cost method investment	(1,109)	-
Other non-cash expense	9	88
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(1,605)	223
Inventory	(442)	(688)
Accounts payable	(446)	(1,201)
Deferred revenues	56	360
Other	(43)	(55)
Net cash provided by operating activities	301	169
Cash flows from investing activities:
Net cash paid for acquisitions	-	(177)
Purchases of property and equipment	(847)	(58)
Purchases of intangible and other assets	(910)	(1,076)
Proceeds from sale-leaseback of equipment	-	716
Proceeds from sale of cost basis investment	1,308	-
Other	-	(11)
Net cash used in investing activities	(449)	(606)
Cash flows from financing activities:
Principal payments on debt	(105)	(6,658)
Principal payments on capital lease obligations	(69)	(22)
Proceeds from underwritten offering, net of offering costs	-	27,758
Equity-based compensation plan activity	182	128
Payment of employee taxes on equity-based awards	(106)	(126)
Net cash (used in) provided by financing activities	(98)	21,080
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	29	(112)
Cash used in investing activities	-	(8)
Net cash provided by (used in) discontinued operations	29	(120)
Net (decrease) increase in cash and cash equivalents	(217)	20,523
Cash and cash equivalents at beginning of year	25,603	4,948
Cash and cash equivalents at end of period	$25,386	$25,471

Supplemental disclosures of cash flow information:
Cash paid for interest	$54	$59
Cash paid for income taxes	29	11
Disclosure of non-cash investing activities:
Capital expenditures in accounts payable	115	434
Acquisition of property under capital lease	-	716
Common stock issuable in connection with acquisition	-	925

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numerex Corp. (“we,” “us,” “our,” or “Numerex”) is a leading provider of interactive and on-demand machine-to-machine, (referred to as M2M), technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the consumer, enterprise and government markets worldwide and enabling the Internet of Things (IoT). We offer Numerex DNA® that can include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, we offer business services to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability, and round-the-clock support of our customers’ M2M solutions.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and the Rules and Regulations issued by the Securities Exchange Commission, or SEC, as applicable. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated intercompany transactions and balances in consolidation.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of March 31, 2014 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2013 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 which includes information and disclosures not included in this quarterly report.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014 or any future periods.

RECLASSIFICATIONS

Certain reclassifications for discontinued operations (see Note B) have been made to the prior period financial statements to conform to the current presentation.

SEGMENT REPORTING

As a result of the decision to exit non-core businesses and their subsequent reclassification to discontinued operations (see Note B), we have one reportable segment.

NOTE B – DISCONTINUED OPERATIONS

During the year ended December 31, 2013, we decided to exit certain businesses and related products that are not core to our future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services. We anticipate the disposal of the discontinued operations to be completed by June 30, 2014, one year from the initial classification as discontinued operations.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

All assets and liabilities of the discontinued operations have been reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying condensed consolidated balance sheets. All revenues and expenses of the discontinued operations have been reclassified and presented in the accompanying condensed consolidated statements of income and comprehensive income (loss) as loss from discontinued operations, net of income taxes, after income from continuing operations, net of income taxes and before net income. Similarly, all cash flows of the discontinued operations have been reclassified and presented in the accompanying condensed consolidated statements of cash flows as cash flows from discontinued operations.

The following table presents the financial results of the discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net sales:
Subscription and support revenues	$79	$265
Embedded devices and hardware	24	29
Total net sales	103	294
Cost of sales, exclusive of depreciation and amortization shown below:
Subscription and support revenue	59	105
Embedded devices and hardware	39	99
Gross profit	5	90
Operating expenses:
Sales and marketing	30	33
General and administrative	31	47
Engineering and development	23	23
Depreciation and amortization	1	4
Operating loss	(80)	(17)
Income tax benefit	24	-
Loss from discontinued operations, net of income taxes	$(56)	(17)

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table summarizes the assets and liabilities reported as discontinued operations for the periods presented (in thousands):

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts of $600 and $600	$121	$253
Inventory, net of reserve for obsolescence of $30 and $30	123	122
Prepaid expenses and other current assets	177	164
TOTAL CURRENT ASSETS	421	539
Property and equipment, net	8	9
Other assets	316	292
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$745	$840

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$21	$10
Accrued expenses and other current liabilities	176	171
Deferred revenues	-	26
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$197	$207

The carrying value of BNI goodwill was reevaluated for impairment in conjunction with our decision to exit these non-core businesses. We will not be pursuing new sales of BNI products and services and do not anticipate significant recurring sales to existing customers. These qualitative factors were indicators that it was more likely than not that the fair value of the BNI reporting unit was less than its carrying amount, including goodwill. We estimated the fair value of the reporting unit using a discounted cash flow model, resulting in the estimated fair value being less than carrying value of the reporting unit. To measure the amount of any impairment, we determined the implied fair value of goodwill in the same manner as if we were acquiring the reporting unit in a business combination. Specifically, we allocated the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation. Based on this calculation, we determined that the associated goodwill was fully impaired as of June 30, 2013.

NOTE C – ACQUISITIONS

On February 1, 2013, we purchased substantially all of the assets and business of a small technology company that provides products and services for environmental monitoring, wireless remote control and monitoring, wireless sensor networks, and connected device consulting. We acquired the company’s assets to expand our technical capabilities and the market segments we serve. Total consideration was $1.1 million, comprised of $0.2 million in cash and 73,587 shares of our common stock having a fair value at the time of issuance of $0.9 million and the assumption of certain liabilities. The shares of common stock are subject to various time-based selling restrictions.

On December 2, 2013, we acquired substantially all the assets, products and technologies of a small technology company that provided remote monitoring and management of bulk storage tanks. The acquisition expands the scope and scale of our capabilities in supply chain and remote monitoring markets. Total consideration was $2.8 million in cash, of which $0.2 million will be paid on December 2, 2014.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

The gross amount of leases receivable in the table above was $0.4 million. Based on the nature and financial strength of the lessees, we expect to fully collect all amounts due pursuant to the lease agreements. The total purchase consideration for the acquisitions was allocated to identifiable assets purchased and liabilities assumed based on fair value. The fair values of intangible assets other than goodwill acquired were estimated using common valuation techniques. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover. Amortization expense related to the two acquisitions was $0.1 million for the three months ended March 31, 2014 and immaterial for the three months ended March 31, 2013.

Each of the acquisitions included the addition of five employees. The operating results and cash flows from the acquired assets and business are included in the accompanying consolidated financial statements from the date of acquisition and include $0.6 million and less than $0.1 million of revenues with breakeven results of operations for the three months ended March 31, 2014 and 2013, respectively. Pro forma results of operations have not been presented, as the acquisitions were not material to our results of operations for the periods presented.

NOTE D - INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$1,011	$1,503
Finished goods	8,856	7,922
Reserve for obsolescence	(1,240)	(1,110)
	$8,627	$8,315

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE E – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of March 31, 2014				As of December 31, 2013
	Weighted-Average Remaining Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	2.0	$9,361	$(4,362)	$4,999	$8,836	$(3,706)	$5,130
Patents and trademarks	4.8	3,260	(1,295)	1,965	3,260	(1,172)	2,088
Customer relationships	4.4	2,231	(699)	1,532	2,231	(602)	1,629
Licenses and other intangible assets	1.4	12,728	(11,580)	1,148	12,646	(11,415)	1,231
Software and other intangible assets in development and not in service	n/a	2,224	-	2,224	1,920	-	1,920
		$29,804	$(17,936)	$11,868	$28,893	$(16,895)	$11,998

Remaining useful lives in the preceding table were calculated on a weighted average basis as of March 31, 2014. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three months ending March 31, 2014.

Amortization expense related to intangible assets was $1.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. In addition, $0.1 million of intangible asset amortization expense is recorded in cost of subscription revenues in the accompanying condensed consolidated statements of income and comprehensive income (loss) for both of the three months ended March 31, 2014 and 2013.

NOTE F – INCOME TAXES

We recorded income tax expense of $0.6 million for the three months ended March 31, 2014, as compared to an income tax benefit of $0.1 million for the three months ended March 31, 2013, representing effective tax rates of 34.2% and 175.7%, respectively. The difference between our effective tax rate of 34.2% and the 34.0% federal statutory rate for the three months ended March 31, 2014 resulted primarily from state income tax expense, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. The difference between our effective tax rate of 175.7% and the 34.0% federal statutory rate for the three months ended March 31, 2013 also resulted primarily from an income tax benefit on disqualifying dispositions of incentive stock options compared to our near break-even loss before income taxes for the period. We continue to maintain a valuation allowance against a portion of deferred tax assets that we determined we would more likely than not utilize before expiration. The deferred tax assets with a valuation allowance consist of certain state net operating losses, tax credits, and foreign net operating losses.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE G – OTHER INCOME, NET

Other income, net includes $1.1 million for the three months ended March 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for net proceeds of $1.3 million.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE H – NET EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period excluding the dilutive impact of common stock equivalents. Diluted earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards and warrants is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations contained in our condensed consolidated statements of income and comprehensive income (loss) (in thousands):

	For the three months ended
	March 31,
	2014	2013
Income from continuing operations, net of income taxes	$1,146	$28
Weighted average shares outstanding:
Basic	18,853	17,661
Dilutive effect of common stock equivalents	497	692
Diluted	19,350	18,353

Anti-dilutive equity-based compensation awards and warrants	510	1,981

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective for us prospectively for fiscal years, and interim reporting periods within those years, beginning January 1, 2015 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued new accounting guidance related to the presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for us prospectively for fiscal years, and interim periods within those years, beginning January 1, 2014. Because the guidance only affects presentation, adoption did not have a material effect on our financial condition or results of operations.

In March 2013, the FASB issued an update to the accounting standards to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance was effective for us prospectively for fiscal periods beginning after January 1, 2014. Adoption did not have a material impact on our financial condition or results of operations.

NUMEREX CORP AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE J – SUBSEQUENT EVENTS

On May 5, 2014, we closed on the acquisition of all of the outstanding common and preferred shares of Omnilink Systems, Inc., an M2M provider of offender electronic monitoring, asset tracking, personal tracking, and lone worker safety solutions to businesses, consumers, and government agencies. For the year ended December 31, 2013, Omnilink generated total sales of $13 million, which included software-as-a-service subscription based revenues of $11 million. Omnilink's technology, product offerings, and strategic alliances expands our position in the fast-growing security and safety, tracking and monitoring market segments and will improve our competitive position. The acquisition will also enable synergistic growth opportunities in the commercial, government and consumer markets. The purchase price paid by the company was equal to $37.5 million in cash (subject to the adjustments set forth in the merger agreement). The transaction was funded through cash-on-hand and a $25.0 million term loan as part of an amended and restated credit facility provided by Silicon Valley Bank.

During the three months ended March 31, 2014, we have incurred $0.1 million in acquisition-related costs, recorded in general and administrative expenses. Financial information, including supplemental pro forma data, is not currently available since we entered into the agreement less than two weeks ago and the initial accounting for the acquisition is incomplete. Incomplete financial information includes Omnilink’s results of operations for the three months ended March 31, 2014, pro forma adjustments to present the nature and financial effect of the acquisition and related bank financing, and total transactions costs.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the risks and uncertainties related to our ability to successfully integrate the operations, products and employees of Omnilink; the effect of the merger on relationships with customers, vendors and lenders; our inability to capture greater recurring subscription revenues; our ability to efficiently utilize cloud computing to expand our services; the risks that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers and/ or wireless network operators materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets and the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.

Overview

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or “Numerex” refers to Numerex Corp. and subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended March 31, 2014.

We are headquartered in Atlanta, Georgia, and organized under the laws of the Commonwealth of Pennsylvania. We are a leading provider of interactive and on-demand machine-to-machine, referred to as “M2M”, technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the consumer, enterprise and government markets worldwide and enabling the Internet of Things (IoT). We offer Numerex DNA® that can include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability, and round-the-clock support of our customers' M2M solutions.

For the three months ended March 31, 2014, we generated total revenues of $20.8 million, an increase of 26.4% compared to the three months ended March 31, 2013. Gross margins increased 12.7% over the same period. Income from continuing operations, net of income taxes was $1.1 million, or $0.06 per diluted share.

On May 5, 2014, we closed on the acquisition of all of the outstanding common and preferred shares of Omnilink Systems, Inc., a leading M2M provider of offender electronic monitoring, asset tracking, personal tracking, and lone worker safety solutions to businesses, consumers, and government agencies. For the year ended December 31, 2013, Omnilink generated total sales of $13 million, which included software-as-a-service subscription based recurring revenues of $11 million. Omnilink's technology, product offerings, and strategic alliances expands our position in the fast-growing security and safety, tracking and monitoring market segments and will improve our competitive position. The acquisition will also enable synergistic growth opportunities in the commercial, government and consumer markets. The purchase price paid by the company was equal to $37.5 million in cash (subject to the adjustments set forth in the merger agreement). The transaction was funded through cash-on-hand and a $25.0 million term loan as part of an amended and restated credit facility provided by Silicon Valley Bank.

During the year ended December 31, 2013, we decided to exit certain businesses and related products that are not core to our future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services. We anticipate the disposal of the discontinued operations to be completed by June 30, 2014, one year from the initial classification as discontinued operations.

All assets and liabilities of the discontinued operations have been reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying condensed consolidated balance sheets. All revenues and expenses of the discontinued operations have been reclassified and presented in the accompanying condensed consolidated statements of income and comprehensive income (loss) as loss from discontinued operations, net of income taxes, after income from continuing operations, net of income taxes and before net income. Similarly, all cash flows of the discontinued operations have been reclassified and presented in the accompanying condensed consolidated statements of cash flows as cash flows from discontinued operations.

Results of Operations

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands).

	Three Months Ended March 31,				Change from
	2014		2013		2013 to 2014
Net sales:
Subscription and support revenues	$13,886	66.8%	$11,907	72.4%	$1,979	16.6%
Embedded devices and hardware	6,887	33.2%	4,530	27.6%	2,357	52.0%
Total net sales	20,773	100.0%	16,437	100.0%	4,336	26.4%
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,359	25.8%	5,215	31.7%	144	2.8%
Embedded devices and hardware	5,574	26.8%	4,316	26.3%	1,258	29.1%
Gross profit	9,840	47.4%	6,906	42.0%	2,934	42.5%
Gross margin	47.4%		42.0%		5.4%	12.7%
Operating expenses:
Sales and marketing	2,954	14.2%	1,943	11.8%	1,011	52.0%
General and administrative	3,598	17.3%	2,865	17.4%	733	25.6%
Engineering and development	1,278	6.2%	1,040	6.3%	238	22.9%
Depreciation and amortization	1,348	6.5%	1,013	6.2%	335	33.1%
Operating income	662	3.2%	45	0.3%	617	nm*
Interest expense	54	0.3%	92	0.6%	(38)	-41.3%
Other income, net	(1,133)	-5.5%	(10)	-0.1%	(1,123)	nm*
Income (loss) from continuing operations before income taxes	1,741	8.4%	(37)	-0.2%	1,778	nm*
Income tax expense (benefit)	595	2.9%	(65)	-0.4%	660	nm*
Income from continuing operations, net of income taxes	1,146	5.5%	28	0.2%	1,118	nm*
Loss from discontinued operations, net of income taxes	(56)	-0.3%	(17)	-0.1%	(39)	nm*
Net income	$1,090	5.2%	$11	0.1%	$1,079	nm*
Adjusted EBITDA(1)	$2,775	13.4%	$1,846	11.2%	$929	50.3%

* nm – not meaningful
(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Three Months Ended March 31, 2014 and 2013

Subscription and support revenues increased 16.6% to $13.9 million for the three months ended March 31, 2014, compared to $11.9 million for the three months ended March 31, 2013. The increase was related primarily to growth in M2M subscriptions. During the three months ended March 31, 2014, we added 54,000 net new subscriptions, bringing total subscriptions to 2.3 million as of March 31, 2014, compared to 1.8 million total subscriptions for the three months ended March 31, 2013. The increase in the number of subscriptions resulted in a period to period increase of 16.8% in recurring revenues derived from subscriptions, the primary component of subscription and support revenues. We implemented a modest price increase on services in March 2014 for a small portion of our customers to encourage them to accelerate their transition from older technology. The effect of the price increase on revenues was nominal for the quarter ended March 31, 2014 and is also expected to be nominal in future periods.

Subscription and support cost of revenues increased 2.8% to $5.4 million for the three months ended March 31, 2014 compared to $5.2 million for the three months ended March 31, 2013. The subscription and support costs have increased at a slower pace than corresponding revenues as we add more customers and subscriptions with higher average revenue per unit to our customer base. In addition, costs for the three months ended March 31, 2013 included non-recurring carrier fees of $0.2 million as the result of excess signaling charges from implementing redundant infrastructure. Gross margin for subscription and support revenues increased to 61.4% for the three months ended March 31, 2014 from 56.2% for the three months ended March 31, 2013.

Sales of embedded devices and hardware increased 52.0% to $6.9 million for the three months ended March 31, 2014, compared to $4.5 million for the three months ended March 31, 2013. The increase was primarily related to a greater sales volume in hardware, offset by a decrease in volume of certain embedded devices, particularly older generation products. Product prices have remained consistent with the prior year. Recent business acquisitions also contributed to an increase in embedded device and hardware sales during the three months ended March 31, 2014.

Cost of sales for embedded devices and hardware increased 29.1% to $5.6 million for the three months ended March 31, 2014 compared to $4.3 million for the three months ended March 31, 2013. The increase is primarily related to the corresponding increase in sales volume of hardware. The increase also includes higher product costs associated with the newer devices compared to older technology products and a $0.1 million increase in the inventory reserve for obsolescence on older technology products. We continue to monitor the valuation of our technologically older inventory and may record additional increases in the reserve for obsolescence in the future. Gross margin for embedded devices and hardware increased to 19.1% for the three months ended March 31, 2014 from 4.7% for the comparable period in the prior year. The increase in gross margin is attributed in part to increased gross profit on the next generation embedded devices as we offer fewer promotional discounts and decreasing costs of the components and technology in the newer products compared to the same period in 2013. Similar to sales noted above, the acquisitions completed in 2013 have also contributed to corresponding higher costs.

Total net sales increased 26.4% to $20.8 million for the three months ended March 31, 2014 from $16.4 million for the three months ended March 31, 2013. Gross profit as a percentage of net sales increased 42.5% to $9.8 million for the three months ended March 31, 2014 from $6.9 million for the three months ended March 31, 2013. Total gross profit, as a percentage of total net sales, increased to 47.4% for the three-month period ended March 31, 2014, compared to 42.0% for the three-month period ended March 31, 2013.

Sales and marketing expenses increased 52.0% to $3.0 million for the three-month period ended March 31, 2014, compared to $1.9 million for the three-month period ended March 31, 2013. Sales and marketing expenses as a percentage of net sales increased to 14.2% for the three months ended March 31, 2014 from 11.8% for the three months ended March 31, 2013. The increase is primarily due to new sales and marketing associates and costs related to tradeshows and marketing activities during the three months ended March 31, 2014 that we did not incur during the three months ended March 31, 2013.

General and administrative expenses increased 25.6% to $3.6 million for the three-month period ended March 31, 2014, compared to $2.9 million for the three-month period ended March 31, 2013. As a percentage of net sales, general and administrative expenses remained consistent at 17.3% for the three months ended March 31, 2014 compared to 17.4% for the three months ended March 31, 2013. The increase in total dollars is primarily related to an increase in combined equity-based and accrued bonus compensation of $0.5 million. The increase in equity-based compensation is primarily the result of an equity grant provided to a number of associates in April 2013 and the increase in accrued bonus is consistent with forecasted operating results for the year ended December 31, 2014. We have also incurred an increase of $0.2 million in professional fees, primarily associated with the evaluation and due diligence of targeted acquisitions.

Engineering and development expenses increased 22.9% to $1.3 million for the three-month period ended March 31, 2014, compared to $1.0 million for the three-month period ended March 31, 2013. The increase is primarily due to an increase in compensation and employee related expenses as well as additional expenditures for consultants and contractors as we continue developing new products, services and applications. As a percentage of net sales, engineering and development expenses remained consistent at 6.2% for the three months ended March 31, 2014 compared to 6.3% for the three months ended March 31, 2013.

Depreciation and amortization expense increased 33.1% to $1.3 million for the three-month period ended March 31, 2014, compared to $1.0 million for the three-month period ended March 31, 2013. The increase is due to significant investment in network infrastructure and amortization of additional internally developed software and acquired intangible assets.

Interest expense was less than $0.1 million for both the three-month periods ended March 31, 2014 and 2013. All outstanding amounts of principal and accrued interest on our bank loans were repaid in January 2013 using the proceeds from the public equity offering of our shares of common stock. We will continue to recognize interest expense for the seller-financed note payable related to the October 2012 acquisition, deferred financing and other costs to maintain the bank credit facilities and capital leases.

Other income, net includes $1.1 million for the three months ended March 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for net proceeds of $1.3 million.

We recorded income tax expense of $0.6 million for the three months ended March 31, 2014, as compared to an income tax benefit of $0.1 million for the three months ended March 31, 2013, representing effective tax rates of 34.2% and 175.7%, respectively. The difference between our effective tax rate of 34.2% and the 34.0% federal statutory rate for the three months ended March 31, 2014 resulted primarily from state income tax expense, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. The difference between our effective tax rate of 175.7% and the 34.0% federal statutory rate for the three months ended March 31, 2013 also resulted primarily from an income tax benefit on disqualifying dispositions of incentive stock options compared to our near break-even loss before income taxes for the period.

The loss from discontinued operations, net of income taxes, was less than $0.1 million for both the three months ended March 31, 2014 and 2013. As previously discussed, the discontinued businesses are unrelated to our core M2M communication products and services.

Segment Information

As a result of the decision to exit non-core businesses and their subsequent reclassification to discontinued operations, we have one reportable segment.

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (GAAP), we have provided EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share, financial measures that are not prepared in accordance with GAAP (non-GAAP). The most directly comparable GAAP equivalent to EBITDA and Adjusted EBITDA is income from continuing operations, net of income taxes. The most directly comparable GAAP equivalent to EBITDA and Adjusted EBITDA per diluted share is diluted earnings per share from continuing operations.

●
EBITDA is income from continuing operations, net of income taxes, plus depreciation and amortization, interest and other non-operating expenses and income tax expense. Any other non-operating income, net of income taxes is subtracted from income from continuing operations, net of income taxes.

●	Adjusted EBITDA is EBITDA less non-cash equity-based compensation and infrequent or unusual items further described below.
●	EBITDA and Adjusted EBITDA per diluted share is EBITDA and Adjusted EBITDA divided by weighted average diluted shares outstanding.

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

Similarly, we believe that excluding the effects of equity-based compensation from non-GAAP financial measures provides supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends. Investors have indicated that they consider financial measures of our results of operations excluding equity-based compensation as important supplemental information useful to their understanding of our historical results and estimating our future results.

We also believe that, in excluding the effects of equity-based compensation, our non-GAAP financial measures provide investors with transparency into what management uses to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods and to compare our results of operations on a more consistent basis against that of other companies, in making financial and operating decisions and to establish certain management compensation.

Equity-based compensation is an important part of total compensation, especially from the perspective of employees. We believe, however, that supplementing GAAP income from continuing operations by providing income from continuing operations, excluding the effect of equity-based compensation in all periods, is useful to investors because it enables additional and more meaningful period-to-period comparisons.

Adjusted EBITDA also excludes infrequent or unusual items, consisting of gain on sale of a cost-method investment and acquisition-related costs in 2014 and temporarily higher carrier fees and acquisition-related costs in 2013. We believe that these are costs that we will not incur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

We believe that:

●
EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, income taxes, depreciation and amortization, which can vary substantially from company-to-company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

●
Investors commonly adjust EBITDA information to eliminate the effect of equity-based compensation and other unusual or infrequently occurring items which vary widely from company-to-company and impair comparability.

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

Adjusted EBITDA is also a component of our loan covenant calculations. Although we believe, for the foregoing reasons, that the presentation of non-GAAP financial measures provides useful supplemental information to investors regarding our results of operations, the non-GAAP financial measures should only be considered in addition to, and not as a substitute for, or superior to, any measure of financial performance prepared in accordance with GAAP.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	For The Three Months
	Ended March 31,
	2014	2013
Income from continuing operations, net of income taxes (GAAP)	$1,146	$28
Depreciation and amortization expense	1,419	1,047
Interest expense and other non-operating (income) expense, net	(1,079)	82
Income tax expense (benefit)	595	(65)
EBITDA (non-GAAP)	2,081	1,092
Equity-based compensation expense	555	322
Infrequent or unusual items	139	432
Adjusted EBITDA (non-GAAP)	$2,775	$1,846

Income from continuing operations, net of income taxes, per diluted share (GAAP)	$0.06	$0.00
EBITDA per diluted share (non-GAAP)	0.11	0.06
Adjusted EBITDA per diluted share (non-GAAP)	0.14	0.10

Weighted average shares outstanding used in computing diluted earnings per share	19,350	18,353

Infrequent or unusual items include gain on sale of a cost-method investment and acquisition-related costs in 2014 and temporarily higher carrier fees and acquisition-related costs in 2013.

Liquidity and Capital Resources

We had working capital of $37.0 million as of March 31, 2014 and $34.9 million as of December 31, 2013. We had cash and cash equivalents of $25.4 million and $25.6 million, as of March 31, 2014 and December 31, 2013 respectively. At March 31, 2014, we had available credit of $15.0 million.

Net cash provided by operating activities of continuing operations for the three-month period ended March 31, 2014 was $0.3 million. The primary non-cash adjustments to net income for the three-month period ended March 31, 2014 were $1.1 million pre-tax gain on the sale of a cost method investment, $1.4 million for depreciation and amortization and $0.6 million for equity-based compensation expense. The changes in operating assets and liabilities included $1.6 million increase in accounts and financing receivables, $0.4 million increase in inventory and $0.4 decrease in accounts payable. The changes in working capital as of March 31, 2014 compared to December 31, 2013 resulted in days sales outstanding in accounts receivable increasing to 47 from 44, days of inventory on hand increasing to 122 from 119, and days outstanding in accounts payable decreasing to 70 from 78. The increase in accounts receivable primarily related to a few large customers for which payments were subsequently received.

Net cash used in investing activities of continuing operations for the three-month period ended March 31, 2014 was $0.4 million, which includes $1.3 million in proceeds from the sale of a cost method investment. Capital expenditures for tangible assets and purchases and capitalization of internally developed software were $1.8 million.

Net cash used in financing activities of continuing operations for the three-month period ended March 31, 2014 was $0.1 million, primarily for payments on debt and capital leases, partially offset with net proceeds from equity-compensation plan activities.

Net cash provided by discontinued operations for the three month period ended March 31, 2014 was less than $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations will be eliminated following their disposal.

At March 31, 2014, we had no outstanding balance on our credit facility and available credit of $15.0 million. Available credit includes $5.0 million for working capital and general business requirements and $10.0 million for acquisitions. Available credit is the lesser of $15.0 million or two and half times Adjusted EBITDA (as defined in the Amended Loan Agreement). We were in compliance with all financial covenants of our credit agreement at March 31, 2014 and there were no letters of credit outstanding. As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the credit facility.

On May 5, 2014, we closed on the acquisition of Omnilink. The purchase price paid by the company was equal to $37.5 million in cash (subject to the adjustments set forth in the merger agreement). The transaction was funded through cash-on-hand and a $25.0 million term loan as part of an amended and restated credit facility with Silicon Valley Bank.

We believe that our existing cash balance together with the anticipated amended and restated credit facility and expected cash generated from operations will be sufficient to meet our operating requirements through at least the next twelve months. This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended March 31, 2014.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.	Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. At March 31, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the following:

We face risks and uncertainties related to our ability to successfully integrate the operations, products and employees of Omnilink, including the effect of the merger on relationships with customers, vendors and lenders.

Our recent agreement to acquire the outstanding shares Omnilink will require us to integrate their operations, products and employees with ours. Integration can be both difficult and demanding from an operational, managerial, cultural, and human resources perspective. The integration may also require us to make unplanned capital expenditures. The failure to manage the integration effectively could have a material adverse effect on our financial condition and operating results. Omnilink may also fail to provide the benefits we anticipate which could also negatively impact our business.

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statement of Income and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at March 31, 2014 and 2013 and (v) Unaudited Condensed Notes to Consolidated Financial Statements.*

*  This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

May 7, 2014	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman of the Board of Directors and Chief Executive Officer

May 7, 2014	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer and
Principal Financial and Accounting Officer

