Form 10-Q
period 2014-06-30
NUMEREX CORP /PA/
filed 2014-08-07
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 1, 2014, 18,951,195 shares of the registrant’s Class A common stock, no par value (being the registrant’s only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

NUMEREX CORP. AND SUBSIDIARIES PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Index to Financial Statements
Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2014 and 2013	5
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2014	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	7
Unaudited Condensed Notes to Consolidated Financial Statements	8

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,403	$25,603
Accounts receivable, less allowance for doubtful accounts of $1,092 and $674	10,376	9,385
Financing receivables, current	1,371	1,223
Inventory, net of reserve for obsolescence	8,433	8,315
Prepaid expenses and other current assets	1,915	1,833
Deferred tax assets, current	2,742	2,742
Assets of discontinued operations	-	840
TOTAL CURRENT ASSETS	41,240	49,941

Financing receivables, less current portion	3,115	3,029
Property and equipment, net of accumulated depreciation and amortization of $2,696 and $1,879	4,603	3,125
Software, net of accumulated amortization	6,218	6,381
Other intangibles, net of accumulated amortization	19,859	5,617
Goodwill	48,381	26,941
Deferred tax assets, less current portion	2,948	3,958
Other assets	2,209	2,298
TOTAL ASSETS	$128,573	$101,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,254	$9,953
Accrued expenses and other current liabilities	3,497	2,004
Deferred revenues	2,177	1,894
Current portion of long-term debt	3,446	633
Obligations under capital leases	311	306
Liabilities of discontinued operations	-	207
TOTAL CURRENT LIABILITIES	18,685	14,997

Long-term debt, less current portion	21,721	475
Obligations under capital lease, less current portion	-	148
Other liabilities	1,802	1,693
TOTAL LIABILITIES	42,208	17,313

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,223 and 20,069 issued; 18,939 and 18,828 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	97,396	95,777
Treasury stock, at cost, 1,284 and 1,241 shares	(5,352)	(5,238)
Accumulated other comprehensive loss	(21)	(24)
Accumulated deficit	(5,658)	(6,538)
TOTAL SHAREHOLDERS’ EQUITY	86,365	83,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,573	$101,290

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales:
Subscription and support revenues	$16,216	$12,543	$30,101	$24,450
Embedded devices and hardware	6,362	4,728	13,249	9,258
Total net sales	22,578	17,271	43,350	33,708
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,278	5,694	11,636	10,909
Embedded devices and hardware	5,578	4,911	11,152	9,227
Gross profit	10,722	6,666	20,562	13,572
Operating expenses:
Sales and marketing	3,084	2,328	6,037	4,271
General and administrative	4,180	3,789	7,778	6,654
Engineering and development	2,086	1,269	3,365	2,309
Depreciation and amortization	1,624	1,263	2,973	2,276
Operating (loss) income	(252)	(1,983)	409	(1,938)
Interest expense	232	55	286	145
Other (income) expense, net	(40)	4	(1,174)	(4)
(Loss) income from continuing operations before income taxes	(444)	(2,042)	1,297	(2,079)
Income tax benefit	(670)	(2,454)	(75)	(2,514)
Income from continuing operations, net of income taxes	226	412	1,372	435
Loss from discontinued operations, net of income taxes	(436)	(1,424)	(492)	(1,436)
Net (loss) income	(210)	(1,012)	880	(1,001)
Other items of comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	7	(4)	3	(21)
Comprehensive (loss) income	$(203)	$(1,016)	$883	$(1,022)

Basic earnings per share:
Income from continuing operations	$0.01	$0.02	$0.07	$0.02
Loss from discontinued operations	(0.02)	(0.07)	(0.02)	(0.08)
Net (loss) income	$(0.01)	$(0.05)	$0.05	$(0.06)

Diluted earnings per share:
Income from continuing operations	$0.01	$0.02	$0.07	$0.02
Loss from discontinued operations	(0.02)	(0.07)	(0.02)	(0.07)
Net (loss) income	$(0.01)	$(0.05)	$0.05	$(0.05)

Weighted average shares outstanding used in computing earnings per share:
Basic	18,889	18,411	18,871	18,004
Diluted	19,198	18,950	19,249	18,613

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Paid-in Capital	Stock	Income (Loss)	Deficit	Equity

Balance at January 1, 2014	20,069	$95,777	$(5,238)	$(24)	$(6,538)	$83,977
Equity-based compensation expense	1	1,139	-	-	-	1,139
Equity-based compensation plan activity	153	603	-	-	-	603
Value of shares retained to pay employee taxes	-	(123)	(114)	-	-	(237)
Translation adjustment	-	-	-	3	-	3
Net income	-	-	-	-	880	880
Balance at June 30, 2014	20,223	$97,396	$(5,352)	$(21)	$(5,658)	$86,365

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$880	$(1,001)
Less loss from discontinued operations, net of income taxes	(492)	(1,436)
Income from continuing operations, net of income taxes	1,372	435
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,180	2,326
Equity-based compensation expense	1,139	717
Deferred income taxes	(200)	(2,511)
Bad debt expense	263	268
Inventory reserves	286	613
Gain on sale of cost method investment	(1,109)	-
Other non-cash expense	54	150
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	1,321	(1,143)
Inventory	559	(1,539)
Accounts payable, accrued expenses and other liabilities	(2,121)	162
Deferred revenues	133	523
Other	181	150
Net cash provided by operating activities	5,058	151
Cash flows from investing activities:
Net cash paid for acquisition	(37,113)	(177)
Purchases of property and equipment	(968)	(599)
Purchases of intangible and other assets	(1,648)	(1,774)
Proceeds from sale-leaseback of equipment	-	716
Proceeds from sale of cost basis investment	1,309	-
Other	-	(11)
Net cash used in investing activities	(38,420)	(1,845)
Cash flows from financing activities:
Principal payments on debt	(942)	(6,816)
Principal payments on capital lease obligations	(142)	(150)
Proceeds from underwritten offering, net of offering costs	-	27,731
Proceeds from long-term debt	25,000	-
Equity-based compensation plan activity	366	(9)
Deferred financing costs	(286)	-
Proceeds from exercise of warrants	-	193
Net cash provided by financing activities	23,996	20,949
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	166	(81)
Cash provided by (used in) investing activities	-	(10)
Net cash provided by (used in) discontinued operations	166	(91)
Net (decrease) increase in cash and cash equivalents	(9,200)	19,164
Cash and cash equivalents at beginning of year	25,603	4,948
Cash and cash equivalents at end of period	$16,403	$24,112
Supplemental disclosures of cash flow information:
Cash paid for interest	$232	$166
Cash paid for income taxes	79	66
Disclosure of non-cash investing and financing activities:
Deferred payment in connection with acquisition	215	-
Note issued in conjunction with disposal of discontinued operations	35	-
Non-cash interest	54	26
Capital expenditures in accounts payable	178	85
Acquisition of property under capital lease	-	716
Common stock issuable in connection with acquisition	-	925

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, except as otherwise indicated by context, references to “we,” “us,” or “Numerex” refer to Numerex Corp. and its subsidiaries. We are a leading provider of interactive and on-demand machine-to-machine, referred to as M2M, technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the consumer, enterprise and government markets worldwide and connecting mobile technology to the internet, also known as the Internet of Things (IoT). We offer Numerex DNA® that can include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, we offer business services to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability, and round-the-clock support of our customers’ M2M solutions.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of June 30, 2014 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2013 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 which includes information and disclosures not included in this quarterly report.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three and six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014 or any future periods.

Reclassifications

Certain prior period amounts in the accompanying consolidated balance sheet have been reclassified to conform to the current period presentation.

NOTE B – ACQUISITIONS

2014 Acquisition

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged our wholly-owned subsidiary with and into Omnilink Systems Inc. (“Omnilink”) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company.  The purchase price of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million, subject to post-closing purchase price adjustments and escrows as provided in the merger agreement. The estimated working capital adjustment represents the estimated future payment to be made as defined in the merger agreement. We do not expect this amount to materially change.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The assets, liabilities and operating results of Omnilink are reflected in our condensed consolidated financial statements commencing from the acquisition date.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the closing date of the Omnilink acquisition. We are in the process of finalizing the fair value purchase price allocations, but that process is not yet complete. The principal reasons that some of the initial fair value purchase price allocations are not yet complete are the time available after the closing date, scope of the operational integration and valuation efforts as well as the complexity presented in the valuation of the tax effects related to tax attributes and other deferred tax items. The primary areas that are not yet finalized relate to inventory, intangible assets, the calculation of deferred taxes and their effect on the residual value for goodwill. We have recorded deferred tax liabilities for indefinite lived assets which will not be netted against deferred tax assets. There have been no measurement period adjustments. The following table presents provisional measurements that are subject to change (dollars in thousands):

		Estimated
	Fair Value	Useful Lives
Cash	$195	n/a
Accounts receivable	2,677	n/a
Inventory	963	n/a
Prepaid and other assets	377	n/a
Property and equipment	1,613	4(a)
Other non-current assets	2	n/a
Customer relationships	6,056	11
Technology	4,998	14
Trade names	3,632	Indefinite
Goodwill	21,351	Indefinite
Total identifiable assets acquired	41,864

Accounts payable	(1,756)	n/a
Accrued expenses	(1,195)	n/a
Deferred revenue	(64)	n/a
Deferred tax liability	(1,326)	n/a
Total liabilities assumed	(4,341)
Net assets acquired	$37,523

(a)	The weighted average remaining useful life for all property and equipment is approximately four years.

The total purchase consideration for the acquisition was allocated to identifiable assets purchased and liabilities assumed based on fair value.

The gross amount of accounts receivable in the table above is $2.9 million. Based on the nature and financial strength of the customers, we expect to collect amounts due for the accounts receivable of $2.7 million. Our best estimate at the acquisition date of the contractual cash flows not expected to be collected is $0.2 million.

Acquired intangible assets are measured at fair value. The estimated fair value attributed to the customer relationships was determined based upon a discounted cash flow forecast. The fair value of the customer relationships will be amortized over a period of 11 years on a straight-line basis, which approximates the pattern in which the economic benefits of the customer relationships are expected to be realized. Amortization of customer relationships is expected to be $0.5 million annually and $0.1 million per quarter. The estimated fair values attributed to technology and trade names were determined using the relief-from-royalty method. This method assumes the technology and trade names have value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. The fair value of technology will be amortized over a period of 14 years on a straight-line basis, which approximates the pattern in which the economic benefits of the technology are expected to be realized. Amortization of technology is expected to be $0.4 million annually and $0.1 million per quarter. Trade names will not be amortized due to their indefinite life. Estimates of useful life are based upon the period within which cumulative cash flows attributable to the intangible asset exceeds 95% of the total discounted cash flows. The combined amortization for customer relationships and technology is expected to be $0.9 million annually and $0.2 million per quarter.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The residual allocation to goodwill results from such factors as an assembled workforce, expected significant synergies for market growth and profitability as well as Omnilink's service and product lines contributing to our becoming the market leader in select M2M vertical markets. The total amount of goodwill will not be deductible for tax purposes.

Unaudited Pro forma Results

The condensed consolidated statement of operations for the six months ended June 30, 2014 include $2.2 million of net sales and $0.1 million of net income contributed by Omnilink for the period from the acquisition date of May 5, 2014 through June 30, 2014.

The following table presents the Company’s unaudited pro forma consolidated net sales, income (loss) from continuing operations before income taxes and net income (loss) for the six months ended June 30, 2014 and 2013, based on the historical statements of operations of Numerex and of Omnilink, giving effect to the Omnilink acquisition and related financing as if they had occurred on January 1, 2013.

	Unaudited Pro Forma Results
	Six Months Ended
	June 30,	June 30,
	2014	2013
Net sales	$47,749	$40,310
Income (loss) from continuing operations, before income tax	1,511	(3,784)
Net income (loss)	1,460	(2,502)
Basic and diluted income (loss) per common share	$0.08	$(0.13)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Omnilink acquisition:

●	Adjust depreciation expense for a 2014 net reduction of $88,000 and a 2013 net reduction of $19,000 for the effect of recording property and equipment at estimated fair value.
●	Adjust amortization expense for a 2014 net increase of $0.3 million and a 2013 net increase of $0.5 million for the effect of recording intangible assets at estimated fair value.
●
Adjust interest expense for a 2014 net increase of $0.1 million and a 2013 net increase of $0.4 million due to the repayment of Omnilink’s debt balances in conjunction with the acquisition and the acquisition debt incurred by Numerex and related amortization of deferred financing costs.

●
Adjust expense by $1.0 million to reclassify expense recorded for acquisition-related costs in the six month period ended June 30, 2014, to the six month period ended June 30, 2013, to reflect the expenses as of the pro forma acquisition date of January 1, 2013.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Omnilink acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future condensed consolidated operating results of the combined company.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

2013 Acquisitions

On February 1, 2013, we purchased substantially all of the assets and business of a small technology company that provides products and services for environmental monitoring, wireless remote control and monitoring, wireless sensor networks, and connected device consulting. We acquired the company’s assets to expand our technical capabilities and the market segments we serve. Total consideration was $1.1 million, comprised of $0.2 million in cash and 73,587 shares of our common stock having a fair value at the time of issuance of $0.9 million and the assumption of certain liabilities. No goodwill was recorded in connection with this acquisition. The shares of common stock are subject to various time-based selling restrictions. Pro forma results of operations were not presented as the acquisition was not material to our results of operations for the periods presented.

On December 2, 2013, we acquired substantially all the assets, products and technologies of a small technology company that provided remote monitoring and management of bulk storage tanks. The acquisition expands the scope and scale of our capabilities in supply chain and remote monitoring markets. Total consideration was $2.8 million in cash, of which $0.2 million will be paid on December 2, 2014. Goodwill of $1.5 million was recorded in connection with this acquisition. Pro forma results of operations were not presented as the acquisition was not material to our results of operations for the periods presented.

NOTE C – DISCONTINUED OPERATIONS

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

All assets and liabilities of the discontinued operations were reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying December 31, 2013 condensed consolidated balance sheets. All revenues and expenses of the discontinued operations were reclassified and presented in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as loss from discontinued operations, net of income taxes, after (loss) income from continuing operations, net of income taxes and before net loss. Similarly, all cash flows of the discontinued operations were reclassified and presented in the accompanying condensed consolidated statements of cash flows as cash flows from discontinued operations.

On June 30, 2014, we completed the sale and disposition of all of the capital stock of BNI and remaining discontinued operations were subsequently dissolved. The following table presents the summarized financial results of the discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$103	$289	$207	$583
Loss from discontinued operations before income taxes	$(205)	$(1,635)	$(285)	$(1,652)
Income tax benefit	103	211	127	216
Loss from discontinued operations, net of income taxes	(102)	(1,424)	(158)	(1,436)
Loss on disposal of subsidiary included in discontinued operations	(309)	-	(309)	-
Loss on dissolution of subsidiaries included in discontinued operations	(25)	-	(25)	-
Net loss from discontinued operations	$(436)	$(1,424)	$(492)	$(1,436)

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

There are no assets or liabilities reported as discontinued operations as of June 30, 2014 due to our disposal and dissolution of all discontinued operations. The following table summarizes the assets and liabilities reported as discontinued operations as of December 31, 2013 (in thousands):

December 31,
2013
ASSETS
CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts of $600	$253
Inventory, net of reserve for obsolescence of $30	122
Prepaid expenses and other current assets	164
TOTAL CURRENT ASSETS	539
Property and equipment, net	9
Other assets	292
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$840

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10
Accrued expenses and other current liabilities	171
Deferred revenues	26
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$207

We recorded a pre-tax loss on the disposal of discontinued operations of $0.3 million for the three and six months ended June 30, 2014 related to the sale of assets related to BNI. The loss on the disposal of discontinued operations is calculated as follows:

Proceeds	$35,000
Less:
Carrying value	(344,016)
Pre-tax loss on disposal of discontinued operation	$(309,016)

We recorded a pre-tax loss of $25,000 on the dissolution of other subsidiaries included in discontinued operations.

NOTE D - INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$603	$1,503
Finished goods	8,959	7,922
Reserve for obsolescence	(1,129)	(1,110)
	$8,433	$8,315

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE E – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of June 30, 2014				As of December 31, 2013
	Weighted-
	Average	Gross			Gross
	Remaining	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Lives	Amount	Amortization	Value	Amount	Amortization	Value
Purchased and developed software	1.8	$9,710	$(5,048)	$4,662	$8,836	$(3,706)	$5,130
Software in development	n/a	1,556	-	1,556	1,251	-	1,251
Total software		11,266	(5,048)	6,218	10,087	(3,706)	6,381
Licenses	0.5	12,728	(11,744)	984	12,646	(11,415)	1,231
Customer relationships	9.1	8,287	(885)	7,402	2,231	(602)	1,629
Technologies	13.9	4,998	(57)	4,941	-	-	-
Patents and trademarks	4.5	4,005	(1,416)	2,589	3,260	(1,172)	2,088
Trade names	Indefinite	3,632	-	3,632	-	-	-
Other	n/a	311	-	311	669	-	669
Total other intangibles		33,961	(14,102)	19,859	18,806	(13,189)	5,617
		$45,227	$(19,150)	$26,077	$28,893	$(16,895)	$11,998

Remaining useful lives in the preceding table were calculated on a weighted average basis as of June 30, 2014. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or six months ending June 30, 2014. We acquired intangible assets, excluding goodwill, totaling $14.7 million in an acquisition during the three months ended June 30, 2014. See Note B – Acquisitions.

Amortization expense related to intangible assets was $1.2 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and was $2.2 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively. In addition, $0.1 million of intangible asset amortization expense is recorded in cost of subscription revenues in the accompanying condensed consolidated statements of operations and comprehensive (loss) income for both of the three months ended June 30, 2014 and 2013, and $0.2 million is recorded for both the six month periods ended June 30, 2014 and 2013.

Goodwill

The carrying amount of goodwill for the six months ended June 30, 2014 is as follows (in thousands):

December 31, 2013	$26,941
Acquisition	21,351
Measurement period adjustment	89
June 30, 2014	$48,381

Acquisition related goodwill additions were the result of the Omnilink merger. See Note B - Acquisitions.

The measurement period adjustment is related to lease receivables on the opening balance sheet of our December 2013 acquisition with no effect on the statement of operations and an immaterial effect on the associated balance sheet captions.

Accumulated impairment losses were $6.1 million as of June 30, 2014 and December 31, 2013. We did not record any goodwill impairment losses in continuing operations for the three or six months ended June 30, 2014 or 2013.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE F – DEBT

Debt consisted of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment, due September 2015	$792	$1,108
Note payable to Silicon Valley Bank, with interest at our option of prime rate or LIBOR rate plus margin, quarterly payments of principal and interest, secured by assets of our subsidiaries, due May 2019	24,375	-
	25,167	1,108
Less current portion of long-term debt	3,446	633
Noncurrent portion of long-term debt	$21,721	$475

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). The proceeds from the term loan were used to finance the Omnilink merger. See Note B - Acquisitions.

Under the Loan Agreement, the maturity date of the loan is May 5, 2019 with regular required quarterly principal payments beginning June 30, 2014 equal to one fourth of 10% of the original principal amount through the quarter ended March 31, 2015 and increments to 15% for the quarterly periods through March 31, 2017 and to 20% for the quarterly periods through March 31, 2019 with any unpaid principal due at maturity. The interest rate applicable to amounts drawn from the Credit Facility currently is 3.4% as of June 30, 2014 and is, at our option, determined by reference to the prime rate or LIBOR rate plus a margin established in the Loan Agreement. The Credit Facility is secured by all assets, including our intellectual property. The Loan Agreement includes customary representations and warranties as well as affirmative and negative covenants.

NOTE G – LOSS CONTINGENCY

We have a loss contingency for a billing dispute with one of our vendors. The contingency relates to the transition to an amended agreement with the vendor. The financial statements for the three months ended June 30, 2014 reflect our best estimate of costs related to the transition to the amended agreement. However, if we cannot satisfactorily resolve the dispute, we may owe the vendor an additional amount of up $0.3 million for the three month period ended June 30, 2014.

NOTE H – EQUITY-BASED COMPENSATION

At our annual shareholder meeting on May 16, 2014, our shareholders approved the 2014 Stock and Incentive Plan (the “Plan”) to replace the Numerex Corporation 2006 Long Term Incentive Plan, as amended (the “2006 Plan”). The maximum number of shares of Class A common stock that may be issued under the Plan is 3.3 million shares less any shares remaining to be issued from the 2006 Plan plus the number of shares, but not in excess of 500,000 shares, covered by awards providing for the issuance of shares granted under the 2006 Plan that cease to be covered by such awards by reason of termination, expiration or forfeiture of the award after adoption of the Plan.

NOTE I – INCOME TAXES

We recorded an income tax benefit from continuing operations of $0.7 million and $0.1 million, respectively, for the three and six months ended June 30, 2014, as compared to an income tax benefit of $2.5 million for both the three and six months ended June 30, 2013. The effective tax rates were 150.9% and (5.8%), respectively, for the three and six months ended June 30, 2014 and 120.2% and 120.9%, respectively, for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, the difference between our effective tax rates and the 34.0% federal statutory rate resulted primarily from (1) the income tax benefit for the capital loss from the disposal of BNI due to the ability  to offset capital gains in our current tax year and to carry back for capital gains in prior tax years, (2) the portion of transaction costs incurred in the Omnilink merger that are not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the merger with Omnilink.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

For the three and six months ended June 30, 2013, the difference between our effective tax rates and the federal statutory tax rate resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the three and six months ended June 30, 2013.

Our valuation allowance is still recorded for some  deferred tax assets for which  we have determined it is more likely than not expiration will occur before utilization. The deferred tax assets for which  a valuation allowance has been established consist of certain state and foreign net operating losses. We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

We are in the process of finalizing the fair value purchase price allocations for the Omnilink acquisition. Income taxes related to Omnilink have not been recorded because the analysis for deferred taxes related to some assets, liabilities, tax attributes and other items is incomplete and we have not yet determined the magnitude of net deferred tax assets and associated valuation allowances, if any. The primary areas that are not yet finalized relate to inventory, intangible assets, the calculation of deferred taxes and their effect on the residual value for goodwill.   The principal reasons that some of the initial fair value purchase price allocations are not yet complete are the time available after the closing date, scope of the operational integration and valuation efforts as well as the complexity presented in the valuation of the tax effects related to tax attributes and other deferred tax items. See Note B – Acquisitions.

NOTE J – OTHER (INCOME) EXPENSE, NET

Other (income) expense, net includes $1.1 million for the six months ended June 30, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million.

NOTE K – NET EARNINGS PER SHARE

Basic earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period excluding the dilutive impact of common stock equivalents. Diluted earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards and warrants is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents a reconciliation of the shares used in the calculation of basic and diluted net (loss) income per share from continuing operations contained in our condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Income from continuing operations, net of income taxes	$226	$412	$1,372	$435
Weighted average shares outstanding:
Basic	18,889	18,411	18,871	18,004
Dilutive effect of common stock equivalents	309	539	378	609
Diluted	19,198	18,950	19,249	18,613

Anti-dilutive equity-based compensation awards and warrants	757	641	757	641

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (FASB) issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued new accounting guidance for revenue recognized from contracts with customers.  The core principle of the guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The guidance will become effective during the first quarter of 2017 fiscal year and will require retrospective application.  We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations. The amendments are effective for us prospectively for fiscal years, and interim reporting periods within those years, beginning January 1, 2015 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended June 30, 2014.

We are a leading provider of interactive and on-demand machine-to-machine, referred to as “M2M”, technology and service, offered on a subscription basis, used in the development and support of M2M solutions for the consumer, enterprise and government markets worldwide and connecting mobile technology to the Internet, also known as the Internet of Things (IoT). We offer Numerex DNA® that can include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). In addition, business services are offered to enable the development of efficient, reliable, and secure solutions while accelerating deployment. We are ISO 27001 information security-certified, highlighting our focus on M2M data security, service reliability, and round-the-clock support of our customers’ M2M solutions.

As further described below, during the three months ended June 30, 2014, we completed a merger with Omnilink Systems, Inc. (Omnilink). For the three months ended June 30, 2014, we generated total revenues of $22.6 million, an increase of 30.7% compared to the three months ended June 30, 2013. Gross margins increased 23.0% over the same period. Income from continuing operations, net of income taxes was $0.2 million, or $0.01 per diluted share.

For the six months ended June 30, 2014, we generated total revenues of $43.4 million, an increase of 28.6% compared to the six months ended June 30, 2013. Gross margins increased 17.8% over the same period. Income from continuing operations, net of income taxes was $1.4 million, or $0.07 per diluted share.

Our net (loss) income, excluding the effect of the operations of Omnilink, for the three and six months ended June 30, 2014, as compared to the corresponding prior year periods, reflect favorable gross profit results due principally to higher embedded device and hardware margins in 2014 as compared to nominal or negative margins in 2013. Operating expenses for both the three and six months ended June 30, 2014, as compared to the same periods in 2013, are higher primarily due to transaction costs associated with the Omnilink acquisition, equity-based compensation, increased marketing efforts and recent network investments. Interest expense was higher for the second quarter of 2014 due to the financing of the Omnilink acquisition. There was also a large non-recurring gain on sale of a cost-method investment during the three months ended March 31, 2014 that resulted in an increase in other income for the six months ended June 30, 2014. The three and six months ended June 30, 2014 experienced lower tax benefits than the comparable periods in 2013 due to the income tax benefit generated by the loss on disposal of discontinued operations as of June 30, 2013 and the effect in 2013 of adjustments related to prior periods.

On May 5, 2014, we completed our acquisition of Omnilink, with Omnilink surviving as a 100% wholly-owned subsidiary.  The purchase price paid was $37.5 million, subject to post-closing purchase price adjustments and escrows as provided in the merger agreement.  Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The condensed consolidated statement of operations for the six months ended June 30, 2014, includes approximately $2.2 million of net sales and less than $0.1 million of net income contributed by the newly acquired product and service lines for the period from the acquisition date of May 5, 2014 through June 30, 2014. The acquisition is being fully integrated into our operations and discrete financial information will not be available for separate disclosure in subsequent financial statements and management’s discussion and analysis of financial condition and operating results.

We are in the process of finalizing the fair value purchase price allocations for the Omnilink acquisition. Final income taxes related to Omnilink have not been recorded because the analysis for deferred taxes related to some assets, liabilities, tax attributes and other items is incomplete and we have not yet determined the magnitude of net deferred tax assets and associated valuation allowances, if any. The primary areas that are not yet finalized relate to inventory, intangible assets, the calculation of deferred taxes and their effect on the residual value for goodwill. We have recorded deferred tax liabilities for indefinite lived assets which will not be netted against deferred tax assets. The principal reasons that some of the initial fair value purchase price allocations are not yet complete are the time available after the closing date, scope of the operational integration and valuation efforts as well as the complexity presented in the valuation of the tax effects related to tax attributes and other deferred tax items. See Note B – Acquisitions.

In conjunction with the Omnilink merger, we also entered into an amended Loan Agreement with Silicon Valley Bank in order to, among other things; establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million. The proceeds from the term loan were used to finance the Omnilink merger.

During the year ended December 31, 2013, we decided to exit certain businesses and related products that were not core to our future business plans. These non-core businesses included BNI, Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services.

On June 30, 2014, we completed the sale and disposition of all of the capital stock of BNI Solutions, Inc. (BNI), previously classified as discontinued operations. We recognized a $0.3 million pre-tax loss on the disposal.  Additionally, we recognized a loss of less than $0.1 million on the dissolution of the other subsidiaries that were classified as discontinued operations.

All assets and liabilities of the discontinued operations were reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying December 31, 2013 condensed consolidated balance sheet. There are no assets or liabilities reported as discontinued operations as of June 30, 2014, due to our disposal and dissolution of all discontinued operations. All revenues and expenses of the discontinued operations were reclassified and presented in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as loss from discontinued operations, net of income taxes, after income from continuing operations, net of income taxes and before net loss. Similarly, all cash flows of the discontinued operations were reclassified and presented in the accompanying condensed consolidated statements of cash flows as cash flows from discontinued operations.
19

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,				Change from
	2014		2013		2013 to 2014
Net sales:
Subscription and support revenues	$16,216	71.8%	$12,543	72.6%	$3,673	29.3%
Embedded devices and hardware	6,362	28.2%	4,728	27.4%	1,634	34.6%
Total net sales	22,578	100.0%	17,271	100.0%	5,307	30.7%
Cost of sales, exclusive of a portion of
depreciation and amortization shown below:
Subscription and support	6,278	27.8%	5,694	33.0%	584	10.3%
Embedded devices and hardware	5,578	24.7%	4,911	28.4%	667	13.6%
Gross profit	10,722	47.5%	6,666	38.6%	4,056	60.8%
Gross margin	47.5%		38.6%		8.9%	23.0%
Operating expenses:
Sales and marketing	3,084	13.7%	2,328	13.5%	756	32.5%
General and administrative	4,180	18.5%	3,789	21.9%	391	10.3%
Engineering and development	2,086	9.2%	1,269	7.3%	817	64.4%
Depreciation and amortization	1,624	7.2%	1,263	7.3%	361	28.6%
Operating loss	(252)	-1.1%	(1,983)	-11.5%	1,731	-87.3%
Interest expense	232	1.0%	55	0.3%	177	321.8%
Other (income) expense, net	(40)	-0.2%	4	0.0%	(44)	nm *
Loss from continuing operations before income taxes	(444)	-2.0%	(2,042)	-11.8%	1,598	-78.3%
Income tax benefit	(670)	-3.0%	(2,454)	-14.2%	1,784	-72.7%
Income from continuing operations, net of income taxes	226	1.0%	412	2.4%	(186)	-45.1%
Loss from discontinued operations, net of income taxes	(436)	-1.9%	(1,424)	-8.2%	988	-69.4%
Net loss	$(210)	-0.9%	$(1,012)	-5.9%	$802	-79.2%
Adjusted EBITDA(1)	$2,978	13.2%	$1,143	6.6%	$1,835	160.5%

nm* – not meaningful
(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Subscription and support revenues increased 29.3% to $16.2 million for the three months ended June 30, 2014, compared to $12.5 million for the three months ended June 30, 2013. The increase includes approximately $1.7 million contributed by recently acquired service lines. The balance of the increase was related principally to growth in M2M subscriptions. During the three months ended June 30, 2014, we added 121,000 net new subscriptions, of which approximately 30% were acquired in the recent acquisition. Total subscriptions were 2.4 million as of June 30, 2014, compared to 2.0 million total subscriptions as of June 30, 2013. The increase in the number of subscriptions resulted in a period to period increase of approximately $3.7 million in revenue.

Subscription and support cost of revenues increased 10.3% to $6.3 million for the three months ended June 30, 2014 compared to $5.7 million for the three months ended June 30, 2013. The recently acquired service lines directly contributed to the majority of the increase. The balance of the increase in subscription and support cost of revenues are directly attributable to carrier fees related to overall subscription growth. Total subscription and support costs have increased at a slower pace than corresponding revenues as we add more customers and subscriptions with higher average revenue per unit to our customer base. Gross margin for subscription and support revenues increased to 61.3% for the three months ended June 30, 2014 from 54.6% for the three months ended June 30, 2013.

Sales of embedded devices and hardware increased 34.6% to $6.4 million for the three months ended June 30, 2014, compared to $4.7 million for the three months ended June 30, 2013. The increase was primarily related to greater overall hardware sales volume of $1.5 million compared to the prior year period. Product prices have remained consistent with the prior year.

Cost of sales for embedded devices and hardware increased 13.6% to $5.6 million for the three months ended June 30, 2014 compared to $4.9 million for the three months ended June 30, 2013. The increase is primarily related to the corresponding increase in sales volume of hardware. The increase also includes higher product costs associated with the devices containing newer technology compared to older technology products and a $0.1 million increase in the inventory reserve for obsolescence on older technology products. We continue to monitor the valuation of our technologically older inventory and may record additional increases in the reserve for obsolescence in the future. Recently acquired product lines contributed approximately $0.3 million in additional hardware costs.

Gross margin for embedded devices and hardware increased to 12.3% for the three months ended June 30, 2014 from a negative gross margin of 3.9% for the comparable period in the prior year. The increase in gross margin is due in part to increased gross profit on our embedded devices with next generation technology as we offer fewer promotional discounts and experience decreasing costs of the components and technology in the newer products compared to the same period in 2013. In addition, gross margin for the same period in 2013 was adversely affected due to a $0.5 million increase in the inventory reserve for obsolescence.

Total net sales increased 30.7% to $22.6 million for the three months ended June 30, 2014 from $17.3 million for the three months ended June 30, 2013. Gross profit as a percentage of net sales increased 23.0% to $10.7 million for the three months ended June 30, 2014 from $6.7 million for the three months ended June 30, 2013. Total gross profit, as a percentage of total net sales, increased to 47.5% for the three-month period ended June 30, 2014, compared to 38.6% for the three-month period ended June 30, 2013.

Sales and marketing expenses increased 32.5% to $3.1 million for the three-month period ended June 30, 2014, compared to $2.3 million for the three-month period ended June 30, 2013. Sales and marketing expenses as a percentage of net sales increased nominally to 13.7% for the three months ended June 30, 2014 from 13.5% for the three months ended June 30, 2013. The increase is primarily due to new sales and marketing associates that were hired at the end of the prior year and, and more recently, in conjunction with the acquisition of new service and product lines. Additionally, sales and marketing costs for the three months ended June 30, 2014 include tradeshows and marketing activities that we did not incur in the comparable prior year period.

General and administrative expenses increased 10.3% to $4.2 million for the three-month period ended June 30, 2014, compared to $3.8 million for the three-month period ended June 30, 2013. As a percentage of net sales, general and administrative expenses decreased to 18.5% for the three months ended June 30, 2014 compared to 21.9% for the three months ended June 30, 2013. The increase in total expense is primarily related to recent acquisitions. General and administrative expenses for the three months ended June 30, 2014 include $0.9 million in professional fees and transaction costs associated with the Omnilink merger. Professional and other consulting fees were also unusually higher for the three months ended June 30, 2013, including a total of $0.7 million for (a) additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, (b) legal fees associated with potential new product development for one of our customers and (c) costs incurred in conjunction with development of our long-term strategic plan.

Engineering and development expenses increased 64.4% to $2.1 million for the three-month period ended June 30, 2014, compared to $1.3 million for the three-month period ended June 30, 2013. The increase is primarily due to the recent acquisitions. As a percentage of net sales, engineering and development expenses increased to 9.2% for the three months ended June 30, 2014 compared to 7.3% for the three months ended June 30, 2013.

Depreciation and amortization expense increased 28.6% to $1.6 million for the three-month period ended June 30, 2014, compared to $1.3 million for the three-month period ended June 30, 2013. The increase is attributable to recent acquisitions and investments in network infrastructure as well as additional internally developed software.

Interest expense increased to $0.2 million for the three-month period ended June 30, 2014, compared to $0.1 million for the three-month period ended June 30, 2013. The increase is due to the financing of the recent merger.

We recorded an income tax benefit of $0.7 million for the three months ended June 30, 2014, as compared to an income tax benefit of $2.5 million for the three months ended June 30, 2013, representing effective tax rates of 150.9% and 120.2%, respectively. For the three months ended June 30, 2014, the difference between our effective tax rate and the 34.0% federal statutory rate resulted primarily from (1) the income tax benefit generated by the capital loss from the disposal of BNI and our ability to utilize the capital loss to offset capital gains generated in both our current and recent tax years, (2) the portion of transaction costs incurred in the recent merger that are not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the recent merger with Omnilink.

For the three months ended June 30, 2013, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the three and six months ended June 30, 2013.

The loss from discontinued operations, net of income taxes, was $0.4 million for the three months ended June 30, 2014, compared to $1.4 million for the three months ended June 30, 2013. The net loss for the three months ended June 30, 2013 included a $0.9 million impairment of goodwill and $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued businesses are unrelated to our core M2M communication products and services. We completed the disposal and dissolution of all the assets and liabilities of discontinued operations on June 30, 2014. See Note C – Discontinued Operations in the accompanying consolidated financial statements.

Six Months Ended June 30, 2014 and 2013

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,				Change from
	2014		2013		2013 to 2014
Net sales:
Subscription and support revenues	$30,101	69.4%	$24,450	72.5%	$5,651	23.1%
Embedded devices and hardware	13,249	30.6%	9,258	27.5%	3,991	43.1%
Total net sales	43,350	100.0%	33,708	100.0%	9,642	28.6%
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support	11,636	26.8%	10,909	32.4%	727	6.7%
Embedded devices and hardware	11,152	25.7%	9,227	27.4%	1,925	20.9%
Gross profit	20,562	47.4%	13,572	40.3%	6,990	51.5%
Gross margin	47.4%		40.3%		7.2%	17.8%
Operating expenses:
Sales and marketing	6,037	13.9%	4,271	12.7%	1,766	41.3%
General and administrative	7,778	17.9%	6,654	19.7%	1,124	16.9%
Engineering and development	3,365	7.8%	2,309	6.9%	1,056	45.7%
Depreciation and amortization	2,973	6.9%	2,276	6.8%	697	30.6%
Operating income (loss)	409	0.9%	(1,938)	-5.7%	2,347	-121.1%
Interest expense	286	0.7%	145	0.4%	141	97.2%
Other income, net	(1,174)	-2.7%	(4)	0.0%	(1,170)	nm *
Income (loss) from continuing operations before income taxes	1,297	3.0%	(2,079)	-6.2%	3,376	-162.4%
Income tax benefit	(75)	-0.2%	(2,514)	-7.5%	2,439	-97.0%
Income from continuing operations, net of income taxes	1,372	3.2%	435	1.3%	937	215.4%
Loss from discontinued operations, net of income taxes	(492)	-1.1%	(1,436)	-4.3%	944	-65.7%
Net income (loss)	$880	2.0%	$(1,001)	-3.0%	$1,881	nm *
Adjusted EBITDA(1)	$5,751	13.3%	$2,989	8.9%	$2,762	92.4%

nm* – not meaningful
(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Subscription and support revenues increased 23.1% to $30.1 million for the six months ended June 30, 2014, compared to $24.5 million for the six months ended June 30, 2013. The increase includes approximately $1.7 million contributed by recently acquired service lines. The balance of the increase was related primarily to growth in M2M subscriptions. During the six months ended June 30, 2014, we added 176,000 net new subscriptions, of which approximately 25% were acquired in the recent acquisition. Total subscriptions were 2.4 million as of June 30, 2014, compared to 2.0 million total subscriptions as of June 30, 2013. The increase in the number of subscriptions resulted in a period to period increase of $5.6 million in recurring revenues derived from subscriptions, the primary component of subscription and support revenues.

Subscription and support cost of revenues increased 6.7% to $11.6 million for the six months ended June 30, 2014 compared to $10.9 million for the six months ended June 30, 2013. The recently acquired service lines directly contributed to the majority of the increase. The balance of the increase in subscription and support cost of revenues are directly attributable to carrier fees related to overall subscription growth. The subscription and support costs have increased at a slower pace than corresponding revenues as we add more customers and subscriptions with higher average revenue per unit to our customer base.

Gross margin for subscription and support revenues increased to 61.3% for the six months ended June 30, 2014 from 55.4% for the six months ended June 30, 2013.

Sales of embedded devices and hardware increased 43.1% to $13.2 million for the six months ended June 30, 2014, compared to $9.3 million for the six months ended June 30, 2013. The increase was primarily related to greater overall hardware sales volume compared to the prior period. Product prices have remained consistent with the prior year.

Cost of sales for embedded devices and hardware increased 20.9% to $11.2 million for the six months ended June 30, 2014 compared to $9.2 million for the six months ended June 30, 2013. The increase is primarily related to the corresponding increase in sales volume of hardware. The increase also includes higher product costs associated with the devices containing newer technology compared to older technology products and a $0.2 million increase in the inventory reserve for obsolescence on older technology products. We continue to monitor the valuation of our technologically older inventory and may record additional increases in the reserve for obsolescence in the future.

Gross margin for embedded devices and hardware increased to 15.8% for the six months ended June 30, 2014 from 0.3% for the comparable period in the prior year. The increase in gross margin is due in part to increased gross profit on our embedded devices with next generation technology as we offer fewer promotional discounts and decreasing costs of the components and technology in the newer products compared to the same period in 2013. Similar to sales noted above, the recent acquisitions have also contributed to corresponding higher total costs, but have not had a material effect on total hardware margins. In addition, gross margin for the same period in 2013 was adversely affected due to a $0.5 million increase in the inventory reserve for obsolescence.

Total net sales increased 28.6% to $43.4 million for the six months ended June 30, 2014 from $33.7 million for the six months ended June 30, 2013. Gross profit as a percentage of net sales increased 17.8% to $20.6 million for the six months ended June 30, 2014 from $13.6 million for the six months ended June 30, 2013. Total gross profit, as a percentage of total net sales, increased to 47.4% for the six-month period ended June 30, 2014, compared to 40.3% for the six-month period ended June 30, 2013.

Sales and marketing expenses increased 41.3% to $6.0 million for the six-month period ended June 30, 2014, compared to $4.3 million for the six-month period ended June 30, 2013. Sales and marketing expenses as a percentage of net sales increased to 13.9% for the six months ended June 30, 2014 from 12.7% for the six months ended June 30, 2013. The increase is primarily due to new sales and marketing associates that were hired at the end of the prior year and, and more recently, in conjunction with the acquisition of new service and product lines. Additionally, sales and marketing costs for the six months ended June 30, 2014 include tradeshows and marketing activities that we did not incur in the comparable prior year period.

General and administrative expenses increased 16.9% to $7.8 million for the six-month period ended June 30, 2014, compared to $6.7 million for the six-month period ended June 30, 2013. As a percentage of net sales, general and administrative expenses decreased to 17.9% for the six months ended June 30, 2014 compared to 19.7% for the six months ended June 30, 2013. The increase in total expense is primarily related to an increase in equity-based compensation of $0.4 million, approximately $0.3 million added from recent acquisitions, and $1.0 million in professional fees and transaction costs associated with the Omnilink merger. Professional and other consulting fees were also unusually higher for the six months ended June 30, 2013, including a total of $0.9 million for (a) additional costs incurred in response to and remediation of the internal control deficiencies identified in the audit of our annual financial statements for the year ended December 31, 2012, (b) legal fees associated with the potential new product development for one of our customers and (c) costs incurred in conjunction with our long term strategic plan.

Engineering and development expenses increased 45.7% to $3.4 million for the six-month period ended June 30, 2014, compared to $2.3 million for the six-month period ended June 30, 2013. The increase is primarily due to recent acquisitions, which added approximately $0.5 million in compensation and employee related expenses, and additional expenditures of $0.6 million for consultants and contractors as we continue developing new products, services and applications. As a percentage of net sales, engineering and development expenses increased to 7.8% for the six months ended June 30, 2014 compared to 6.9% for the six months ended June 30, 2013.

Depreciation and amortization expense increased 30.6% to $3.0 million for the six-month period ended June 30, 2014, compared to $2.3 million for the six-month period ended June 30, 2013. The increase of $0.3 million is attributable to recent acquisitions and investment in network infrastructure as well as additional internally developed software.

Interest expense increased to $0.3 million for the six-month period ended June 30, 2014, compared to $0.1 million for the six-month period ended June 30, 2013. The increase is due to financing of the recent merger.

Other income, net includes $1.1 million for the six months ended June 30, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million.

We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2014, as compared to an income tax benefit of $2.5 million for the six months ended June 30, 2013, representing effective tax rates of (5.8%) and 120.9%, respectively. For the six months ended June 30, 2014, the difference between our effective tax rate and the 34.0% federal statutory rate resulted primarily from (1) the income tax benefit generated by the capital loss from the disposal of BNI and our ability to utilize the capital loss to offset capital gains generated in both our current and recent tax years, (2) the portion of transaction costs incurred in the recent merger that are not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the recent merger with Omnilink.

For the six months ended June 30, 2013, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the six months ended June 30, 2013.

The loss from discontinued operations, net of income taxes, was $0.5 million for the six months ended June 30, 2014, as compared to $1.4 million for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2013, included a $0.9 million impairment of goodwill and $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued businesses are unrelated to our core M2M communication products and services. We completed the disposal and dissolution of all the assets and liabilities of discontinued operations on June 30, 2014. See Note C – Discontinued Operations in the accompanying condensed consolidated financial statements.

Segment Information

As a result of the decision to exit non-core businesses and their subsequent reclassification to discontinued operations, we have one reportable segment.

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the United States of America (GAAP), we have provided EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share, financial measures that are not prepared in accordance with GAAP (non-GAAP). The most directly comparable GAAP equivalent to EBITDA and Adjusted EBITDA is (loss) income from continuing operations, net of income taxes. The most directly comparable GAAP equivalent to EBITDA and Adjusted EBITDA per diluted share is diluted earnings per share from continuing operations.

●
EBITDA is (loss) income from continuing operations, net of income taxes, plus depreciation and amortization, interest and other non-operating expenses and income tax expense. Any other non-operating income, net of income taxes is subtracted from (loss) income from continuing operations, net of income taxes.

●	Adjusted EBITDA is EBITDA plus non-cash equity-based compensation and infrequent or unusual items eliminated as further described below.
●	EBITDA and Adjusted EBITDA per diluted share is EBITDA and Adjusted EBITDA divided by weighted average diluted shares outstanding.

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

Equity-based compensation is an important part of total compensation, especially from the perspective of employees. We believe, however, that supplementing GAAP (loss) income from continuing operations by providing Adjusted EBITDA, excluding the effect of equity-based compensation in all periods, is useful to investors because it enables additional and more meaningful period-to-period comparisons.

Adjusted EBITDA also excludes infrequent or unusual items. For the three and six month periods ended June 30, 2014, infrequent or unusual items include merger related costs and gain on sale of a cost-method investment while the three and six months ended June 30, 2013 include temporarily higher carrier fees and acquisition-related costs. We believe that these are costs that we will not incur on a regular basis, and consequently, we do not consider these items components of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income from continuing operations, net of income taxes (GAAP)	$226	$412	$1,372	$435
Depreciation and amortization expense	1,762	1,279	3,180	2,326
Interest expense and other non-operating (income) expense, net	192	59	(888)	141
Income tax benefit	(670)	(2,454)	(75)	(2,514)
EBITDA (non-GAAP)	1,510	(704)	3,589	388
Equity-based compensation expense	584	395	1,139	717
Infrequent or unusual items	884	1,452	1,023	1,884
Adjusted EBITDA (non-GAAP)	$2,978	$1,143	$5,751	$2,989

Income from continuing operations, net of income taxes, per diluted share (GAAP)	$0.01	$0.02	$0.07	$0.02
EBITDA per diluted share (non-GAAP)	0.08	(0.04)	0.19	0.02
Adjusted EBITDA per diluted share (non-GAAP)	0.16	0.06	0.30	0.16

Weighted average shares outstanding used in computing diluted earnings per share	19,198	18,950	19,249	18,613

For the three and six month periods ended June 30, 2014, infrequent or unusual items include merger related costs while the three and six months ended June 30, 2013 include temporarily higher carrier fees and acquisition-related costs.

Liquidity and Capital Resources

We had working capital of $21.2 million as of June 30, 2014 and $34.9 million as of December 31, 2013. We had cash and cash equivalents of $16.4 million and $25.6 million, as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, we had available credit of $5.0 million.

Net cash provided by operating activities of continuing operations for the six-month period ended June 30, 2014 was $5.2 million. The primary non-cash adjustments to net income for the six-month period ended June 30, 2014 were $3.2 million for depreciation and amortization and $1.1 million for equity-based compensation expense less $1.1 million pre-tax gain on the sale of a cost method investment. The changes in operating assets and liabilities included a $1.3 million decrease in accounts and financing receivables and a $0.6 million decrease in inventory, less $1.8 million decrease in accounts payable. The changes in working capital as of June 30, 2014 compared to December 31, 2013 resulted in days sales outstanding in accounts receivable decreasing to 43 from 44, days of inventory on hand decreasing to 118 from 119, and days outstanding in accounts payable decreasing to 70 from 78.

Net cash used in investing activities of continuing operations for the six-month period ended June 30, 2014 was $38.5 million, which includes $37.1 million in net cash paid for acquisitions, discussed further below. Capital expenditures for tangible assets and purchases and capitalization of internally developed software were $1.6 million.

Net cash provided by financing activities of continuing operations for the six-month period ended June 30, 2014 was $24.0 million, primarily from proceeds received from a note payable to finance the recent merger.

Net cash provided by discontinued operations for the six month period ended June 30, 2014 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations have been eliminated as of June 30, 2014.

On May 5, 2014, we closed on the merger with Omnilink. The purchase price was $37.3 million in cash (subject to the adjustments set forth in the merger agreement) and accrued expenses of $0.2 million. The transaction was funded through cash-on-hand and a $25.0 million term loan as part of an amended and restated credit facility with Silicon Valley Bank. At June 30, 2014, we had $5.0 million of credit available on our Credit Facility and $24.4 million outstanding on our term loan. We were in compliance with all financial covenants of our credit agreement at June 30, 2014 and there were no letters of credit outstanding.  As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the Credit Facility.

We believe that our existing cash balance together with the anticipated amended and restated credit facility and expected cash generated from operations will be sufficient to meet our operating requirements through at least the next twelve months. This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities. We are subject to interest rate market risk in connection with of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our $25.0 million term loan. Our term loan provides for variable interest rates determined by reference to the prime rate or LIBOR rate. A one-eighth percent increase or decrease in assumed interest rates for the $25.0 million term loan for the one year period following its inception would result in a corresponding increase or decrease in interest expense of $30,000.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Omnilink on May 5, 2014 and, as a result, we continue to integrate the processes and controls relating to Omnilink into our existing system of internal control over financial reporting. Specific controls for Omnilink are also in place. We expect to complete the integration of Omnilink’s business into our control processes during the calendar year ending December 31, 2015.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.	Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. At June 30, 2014, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the following:

We face risks and uncertainties related to our ability to successfully integrate the operations, products and employees of Omnilink, including the effect of the merger on relationships with customers, vendors and lenders.

Our recent acquisition of the outstanding shares of Omnilink will require us to integrate their operations, products and employees with ours. Integration can be both difficult and demanding from an operational, managerial, cultural, and human resources perspective. The integration may also require us to make unplanned capital expenditures. The failure to manage the integration effectively could have a material adverse effect on our financial condition and operating results. Omnilink may also fail to provide the benefits we anticipate which could also negatively impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the plans of the program
April 2014*	10,496	$10.83	n/a	n/a
Total	10,496	$10.83	n/a	n/a

*All shares are common shares repurchased in connection with employee equity-based compensation under the Numerex Corporation 2006 Long Term Incentive Plan, as amended, to satisfy employee payroll tax withholding obligations. These shares were not repurchased pursuant to public announced plans or programs. Numerex does not have a publicly announced plan or program for issuer repurchases of the issuer’s equity securities.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Mine Safety Disclosures.

None - not applicable.

Item 5.	Other Information.

None - not applicable.
30

Item 6.	Exhibits

Exhibit 10.1
Second Amended and Restated Loan and Security Agreement dated May 5, 2014, by and among Numerex Corp. its subsidiaries and Silicon Valley Bank Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 9, 2014 (File No. 000-22920).

Exhibit 10.2
Omnilink Systems, Inc. Agreement and Plan of Merger dated April 28, 2014 (incorporated by reference to Exhibit 10.1 to the Numerex Corp. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2014, pursuant to the Exchange Act (File No. 0-22920)).

Exhibit 10.3	Numerex Corp. 2014 Stock and Incentive Plan (incorporated by reference from Exhibit A to the proxy statement dated April 2, 2014).

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Shareholders Equity at June 30, 2014 and 2013 and (v) Unaudited Condensed Notes to Consolidated Financial Statements.*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

August 6, 2014	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman of the Board of Directors and Chief Executive Officer

August 6, 2014	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer and
Principal Financial and Accounting Officer

32