Form 10-Q
period 2014-09-30
NUMEREX CORP /PA/
filed 2014-11-05
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2014, 18,976,496 shares of the registrant’s Class A common stock, no par value (being the registrant’s only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

NUMEREX CORP. AND SUBSIDIARIES PART I—FINANCIAL INFORMATION
Item 1. Financial Statements. Index to Financial Statements	Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013	5
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2014	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	7
Unaudited Condensed Notes to Consolidated Financial Statements	8

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,357	$25,603
Accounts receivable, less allowance for doubtful accounts of $1,495 and $674	13,018	9,385
Financing receivables, current	1,568	1,223
Inventory, net of reserve for obsolescence	8,250	8,315
Prepaid expenses and other current assets	1,704	1,833
Deferred tax assets, current	2,742	2,742
Assets of discontinued operations	-	840
TOTAL CURRENT ASSETS	43,639	49,941

Financing receivables, less current portion	3,133	3,029
Property and equipment, net of accumulated depreciation and amortization of $3,257 and $1,879	4,503	3,125
Software, net of accumulated amortization	6,255	6,381
Other intangibles, net of accumulated amortization	19,518	5,617
Goodwill	48,340	26,941
Deferred tax assets, less current portion	2,596	3,958
Other assets	2,210	2,298
TOTAL ASSETS	$130,194	$101,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,531	$9,953
Accrued expenses and other current liabilities	2,872	2,004
Deferred revenues	1,993	1,894
Current portion of long-term debt	3,758	633
Obligations under capital leases	233	306
Liabilities of discontinued operations	-	207
TOTAL CURRENT LIABILITIES	20,387	14,997

Long-term debt, less current portion	20,625	475
Obligations under capital lease, less current portion	-	148
Other liabilities	1,590	1,693
TOTAL LIABILITIES	42,602	17,313

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,269 and 20,069 issued; 18,969 and 18,828 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	98,371	95,777
Treasury stock, at cost, 1,300 and 1,241 shares	(5,352)	(5,238)
Accumulated other comprehensive loss	(34)	(24)
Accumulated deficit	(5,393)	(6,538)
TOTAL SHAREHOLDERS’ EQUITY	87,592	83,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,194	$101,290

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Subscription and support revenues	$17,429	$13,482	$47,530	$37,932
Embedded devices and hardware	8,234	8,469	21,483	17,727
Total net sales	25,663	21,951	69,013	55,659

Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	7,011	5,622	18,647	16,531
Embedded devices and hardware	7,365	7,348	18,517	16,575
Gross profit	11,287	8,981	31,849	22,553
Operating expenses:
Sales and marketing	3,029	2,636	9,066	6,907
General and administrative	3,429	3,174	11,207	9,828
Engineering and development	2,430	1,317	5,794	3,626
Depreciation and amortization	1,597	1,209	4,570	3,485
Operating income (loss)	802	645	1,212	(1,293)
Interest expense	278	75	564	220
Other (income) expense, net	(97)	30	(1,272)	25
Income (loss) from continuing operations before income taxes	621	540	1,920	(1,538)
Income tax expense (benefit)	358	(35)	283	(2,549)
Income from continuing operations, net of income taxes	263	575	1,637	1,011
Loss from discontinued operations, net of income taxes	-	-	(492)	(1,437)
Net income (loss)	263	575	1,145	(426)
Other items of comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment	(13)	8	(10)	(13)
Comprehensive income (loss)	$250	$583	$1,135	$(439)

Basic earnings per share:
Income from continuing operations	$0.01	$0.03	$0.09	$0.06
Loss from discontinued operations	0.00	0.00	(0.03)	(0.08)
Net income (loss)	$0.01	$0.03	$0.06	$(0.02)

Diluted earnings per share:
Income from continuing operations	$0.01	$0.03	$0.09	$0.05
Loss from discontinued operations	0.00	0.00	(0.03)	(0.07)
Net income (loss)	$0.01	$0.03	$0.06	$(0.02)

Weighted average shares outstanding used in computing earnings per share:
Basic	18,956	18,565	18,900	18,193
Diluted	19,263	19,014	19,253	18,746

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Paid-in Capital	Stock	Income (Loss)	Deficit	Equity

Balance at January 1, 2014	20,069	$95,777	$(5,238)	$(24)	$(6,538)	$83,977
Equity-based compensation expense	1	1,833	-	-	-	1,833
Equity-based compensation plan activity	199	935	-	-	-	935
Value of shares retained to pay employee taxes	-	(174)	(114)	-	-	(288)
Translation adjustment	-	-	-	(10)	-	(10)
Net income	-	-	-	-	1,145	1,145
Balance at September 30, 2014	20,269	$98,371	$(5,352)	$(34)	$(5,393)	$87,592

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,145	$(426)
Less loss from discontinued operations, net of income taxes	(492)	(1,437)
Income from continuing operations, net of income taxes	1,637	1,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,969	3,552
Equity-based compensation expense	1,833	1,323
Deferred income taxes	36	(2,473)
Bad debt expense	364	350
Inventory reserves	415	704
Gain on sale of cost method investment	(1,109)	-
Other non-cash expense	76	187
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(1,638)	(2,886)
Inventory, net	613	(1,045)
Accounts payable, accrued expenses and other liabilities	208	412
Deferred revenue	(77)	990
Other	(275)	1,210
Net cash provided by operating activities	7,052	3,335
Cash flows from investing activities:
Net cash paid for acquisition	(37,113)	(177)
Purchases of property and equipment	(1,335)	(1,002)
Purchases of intangible and other assets	(2,709)	(2,599)
Proceeds from sale-leaseback of equipment	-	716
Proceeds from sale of cost basis investment	1,309	-
Other	-	(11)
Net cash used in investing activities	(39,848)	(3,073)
Cash flows from financing activities:
Principal payments on debt	(1,725)	(6,975)
Principal payments on capital lease obligations	(221)	(198)
Proceeds from underwritten offering, net of offering costs	-	27,731
Proceeds from long-term debt	25,000	-
Equity-based compensation plan activity	647	(28)
Deferred financing costs	(293)	-
Proceeds from exercise of warrants	-	193
Net cash provided by financing activities	23,408	20,723
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	142	(105)
Cash provided by (used in) investing activities	-	(11)
Net cash provided by (used in) discontinued operations	142	(116)
Net (decrease) increase in cash and cash equivalents	(9,246)	20,869
Cash and cash equivalents at beginning of year	25,603	4,948
Cash and cash equivalents at end of period	$16,357	$25,817

Supplemental disclosures of cash flow information:
Cash paid for interest	$488	$144
Cash paid for income taxes	83	76
Disclosure of non-cash investing and financing activities:
Note issued in conjunction with disposal of discontinued operations	35	-
Capital Expenditures in Accounts Payable	386	-
Capital leases	-	716
Common stock issuable in connection with acquisition	-	925

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, except as otherwise indicated by context, references to “we,” “us,” or “Numerex” refer to Numerex Corp. and its subsidiaries. We are a leading provider of interactive and on-demand machine-to-machine (M2M) enterprise solutions enabling the Internet of Things (IoT).  The Company provides its technology and services through its integrated M2M horizontal platforms, which are generally sold on a subscription basis. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). The Company also provides business services to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company’s focus on M2M data security, service reliability and around-the-clock support of its customers’ M2M solutions.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of September 30, 2014 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2013 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 which includes information and disclosures not included in this quarterly report.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014 or any future periods.

Reclassifications

Certain prior period amounts in the accompanying consolidated balance sheet have been reclassified to conform to the current period presentation.

NOTE B – MERGER AND ACQUISITIONS

2014 Merger

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged our wholly-owned subsidiary with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company.  The purchase price of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million, subject to post-closing purchase price adjustments and escrows as provided in the merger agreement.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The assets, liabilities and operating results of Omnilink are reflected in our condensed consolidated financial statements commencing from the merger date. Transaction costs of $1.0 million for the nine months ended September 30, 2014 have been recorded in general and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss).

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the closing date of the Omnilink merger (dollars in thousands):

		Estimated
	Fair Value	Useful Lives
Cash	$195	n/a
Accounts receivable	2,677	n/a
Inventory	963	n/a
Prepaid and other assets	377	n/a
Property and equipment	1,613	4 (a)
Other non-current assets	2	n/a
Customer relationships	6,056	11
Technology	4,998	14
Trade names	3,632	Indefinite
Goodwill	21,310	Indefinite
Total identifiable assets acquired	41,823

Accounts payable	(1,756)	n/a
Accrued expenses	(1,195)	n/a
Deferred revenue	(64)	n/a
Deferred tax liability	(1,326)	n/a
Total liabilities assumed	(4,341)
Net assets acquired	$37,482

(a)	The weighted average remaining useful life for all property and equipment is approximately four years.

The above fair value purchase price allocations are provisional and subject to change. The total purchase consideration for the merger was allocated to identifiable assets purchased and liabilities assumed based on fair value. The estimated fair value attributed to intangible assets, other than Goodwill, was based on appropriate valuation techniques. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date.  Given the scope of the operational integration and valuation efforts, as well as the complexity presented in the valuation of the tax effects related to tax attributes and other deferred tax items, the valuation of certain assets and liabilities is still being completed. The primary area that is not yet finalized relates to the calculation of deferred taxes and the corresponding effect on the residual value of goodwill. We have recorded deferred tax liabilities for indefinite lived assets which will not be offset against deferred tax assets.

The gross amount of accounts receivable in the table above is $2.9 million. Based on the nature and financial strength of the customers, we expect to collect amounts due for the accounts receivable of $2.7 million. Our best estimate at the merger date of the contractual cash flows not expected to be collected is $0.2 million.

The residual allocation to goodwill results from such factors as an assembled workforce, expected significant synergies for market growth and profitability as well as Omnilink’s service and product lines contributing to our becoming the market leader in select M2M vertical markets. The total amount of goodwill will not be deductible for tax purposes.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Unaudited Pro forma Results

The condensed consolidated statement of operations for the nine months ended September 30, 2014 includes approximately $5.4 million of revenues contributed by Omnilink products and services for the period from May 5, 2014 through September 30, 2014.  Immediately upon closing the merger, we began integrating Omnilink’s operations with our existing operations.  As a result, the legacy and acquired businesses are now sharing various selling, general and administrative functions.  Any measure of stand-alone profitability for Omnilink in the post-acquisition period is not material and cannot be calculated accurately due to the shared cost structure of the acquired and legacy businesses.

The following table presents the Company’s unaudited pro forma consolidated net sales, income (loss) from continuing operations before income taxes and net income (loss) for the nine months ended September 30, 2014 and 2013, based on the historical statements of operations of Numerex and of Omnilink, giving effect to the Omnilink merger and related financing as if they had occurred on January 1, 2013. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Unaudited Pro Forma Results
	Nine Months Ended
	September 30,	September 30,
	2014	2013
Net sales	$73,412	$62,261
Income (loss) from continuing operations,
before income tax	2,134	(3,234)
Net income (loss)	1,725	(490)
Basic and diluted income (loss) per
common share	$0.09	$(0.13)

The unaudited pro forma financial information above gives effect to the following:

●	Adjust depreciation expense for a 2014 net reduction of $88,000 and a 2013 net reduction of $44,000 for the effect of recording property and equipment at estimated fair value.
●	Adjust amortization expense for a 2014 net increase of $0.3 million and a 2013 net increase of $0.7 million for the effect of recording intangible assets at estimated fair value.
●
Adjust interest expense for a 2014 net increase of $0.1 million and a 2013 net increase of $0.5 million due to the repayment of Omnilink’s debt balances in conjunction with the merger and the merger-related debt incurred by Numerex and related amortization of deferred financing costs.

●
Adjust expense by $1.0 million to reclassify expense recorded for merger-related costs in the nine month period ended September 30, 2014, to the nine month period ended September 30, 2013, to reflect the expenses as of the pro forma merger date of January 1, 2013.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

2013 Acquisitions

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

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

NOTE C – DISCONTINUED OPERATIONS

During the year ended December 31, 2013, we decided to exit certain businesses and related products that are not core to our future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services included video conferencing hardware and installation of telecommunications equipment, all of which were unrelated to our core M2M communication products and services.

All assets and liabilities of the discontinued operations were reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying December 31, 2013 condensed consolidated balance sheets. All revenues and expenses of the discontinued operations were reclassified and presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as loss from discontinued operations, net of income taxes, after income from continuing operations, net of income taxes and before net loss. Similarly, all cash flows of the discontinued operations were reclassified and presented in the accompanying condensed consolidated statements of cash flows as cash flows from discontinued operations.

On June 30, 2014, we completed the sale and disposition of all of the capital stock of BNI and remaining discontinued operations were subsequently dissolved. The following table presents the summarized financial results of the discontinued operations for the nine months ended September 30, 2014, and the three and nine months ended September 30, 2013 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2013
Revenues from discontinued operations	$207	$960	$377
Loss (income) from discontinued operations before
income taxes	(285)	(1,527)	125
Income tax benefit (expense)	127	90	(125)
(Loss) income from discontinued operations, net of
income taxes	(158)	(1,437)	-
Loss on disposal of subsidiary included in
discontinued operations	(309)	-	-
Loss on dissolution of subsidiaries included in
discontinued operations	(25)	-	-
Net loss from discontinued operations	$(492)	$(1,437)	$-

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

There are no assets or liabilities reported as discontinued operations as of September 30, 2014 due to our disposal and dissolution of all discontinued operations. The following table summarizes the assets and liabilities reported as discontinued operations as of December 31, 2013 (in thousands):

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

We recorded a pre-tax loss on the disposal of discontinued operations of $0.3 million for the nine months ended September 30, 2014 related to the sale of assets related to BNI. The loss on the disposal of discontinued operations is calculated as follows:

Proceeds	$35,000
Less:
Carrying value	(344,016)
Pre-tax loss on disposal of discontinued operations	$(309,016)

We recorded a pre-tax loss of $25,000 on the dissolution of other subsidiaries included in discontinued operations for the nine months ended September 30, 2014.

NOTE D - INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$889	$1,503
Finished goods	8,620	7,922
Reserve for obsolescence	(1,259)	(1,110)
	$8,250	$8,315

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE E – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of September 30, 2014				As of December 31, 2013
	Weighted-Average Remaining Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.6	$9,800	$(5,696)	$4,104	$8,836	$(3,706)	$5,130
Software in development	n/a	2,151	-	2,151	1,251	-	1,251
Total software		11,951	(5,696)	6,255	10,087	(3,706)	6,381
Licenses	0.5	12,763	(11,813)	950	12,646	(11,415)	1,231
Customer relationships	8.8	8,287	(1,124)	7,163	2,231	(602)	1,629
Technologies	13.6	4,998	(149)	4,849	-	-	-
Patents and trademarks	4.3	4,082	(1,536)	2,546	3,260	(1,172)	2,088
Trade names	Indefinite	3,632	-	3,632	-	-	-
Other	n/a	378	-	378	669	-	669
Total other intangibles		34,140	(14,622)	19,518	18,806	(13,189)	5,617
		$46,091	$(20,318)	$25,773	$28,893	$(16,895)	$11,998

Remaining useful lives in the preceding table were calculated on a weighted average basis as of September 30, 2014. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or nine months ending September 30, 2014. We acquired intangible assets, excluding goodwill, totaling $14.7 million in the merger during the nine months ended September 30, 2014. See Note B – Merger and Acquisitions.

Amortization expense related to intangible assets was $1.2 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and was $3.4 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense recorded in cost of subscription revenues in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and was $0.4 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Goodwill

The carrying amount of goodwill for the nine months ended September 30, 2014 is as follows (in thousands):

December 31, 2013	$26,941
Acquisition	21,310
Measurement period adjustment	89
September 30, 2014	$48,340

Acquisition related goodwill additions were the result of the Omnilink merger. See Note B - Merger and Acquisitions.

The measurement period adjustment is related to lease receivables on the opening balance sheet of our December 2013 acquisition with no effect on the statement of operations and an immaterial effect on the associated balance sheet captions.

Accumulated impairment losses were $6.1 million as of September 30, 2014 and December 31, 2013. We did not record any goodwill impairment losses in continuing operations for the three or nine months ended September 30, 2014 or 2013.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE F – DEBT

Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment,
due September 2015	$633	$1,108
Note payable to Silicon Valley Bank, with interest at our
option of prime rate or LIBOR rate plus margin, quarterly
payments of principal and interest, secured by assets of
our subsidiaries, due May 2019	23,750	-
	24,383	1,108
Less current portion of long-term debt	3,758	633
Noncurrent portion of long-term debt	$20,625	$475

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). The proceeds from the term loan were used to finance the Omnilink merger. See Note B – Merger and Acquisitions.

Under the Loan Agreement, the maturity date of the loan is May 5, 2019 with regular required quarterly principal payments beginning June 30, 2014 equal to one fourth of 10% of the original principal amount through the quarter ended March 31, 2015 and increments to 15% for the quarterly periods through March 31, 2017 and to 20% for the quarterly periods through March 31, 2019 with any unpaid principal due at maturity. The interest rate applicable to amounts drawn from the Credit Facility currently is 3.4% as of September 30, 2014 and is, at our option, determined by reference to the prime rate or LIBOR rate plus a margin established in the Loan Agreement. The Credit Facility is secured by all assets, including our intellectual property. The Loan Agreement includes customary representations and warranties as well as affirmative and negative covenants.

NOTE G – LOSS CONTINGENCY

We have a loss contingency for a billing dispute with one of our vendors. The contingency relates to the transition to an amended agreement with the vendor. The financial statements as of September 30, 2014 reflect our best estimate of costs related to the transition to the amended agreement. However, if we cannot satisfactorily resolve the dispute, we may owe the vendor an additional amount of up $0.5 million.

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

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE I – INCOME TAXES

We calculate our interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, we make our best estimate of the annual expected effective tax rate and apply that rate to our ordinary year-to-date income or loss.  In addition, we calculate a year-to-date adjustment to increase or decrease our income tax provision to take into account our current expected effective tax rate.  The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

For the three and nine months ended September 30, 2014, we recorded income tax expense from continuing operations of $0.4 million and $0.3 million, respectively, as compared to an income tax benefit of less than $0.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2013.   Our income tax expense of $0.4 million for the three months ended September 30, 2014 includes a year-to-date adjustment of $0.2 million or 31.3% of the quarter’s pre-tax income, to increase our tax provision for the six months ended June 30, 2014 to our current estimated effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of a number of discrete items, including (1) the effect of expenses that are not deductible for income tax purposes, including a portion of transaction costs incurred in the Omnilink merger and (2) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the merger with Omnilink. In addition, the effective tax rate for the nine months ended September 30, 2014, was reduced for the income tax benefit from the capital loss on the disposal of BNI due to the ability to offset capital gains in our current tax year and to carry back for capital gains in prior tax years.

For the three months ended September 30, 2013, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from a reduction in our reserve for state income taxes related to unrecognized tax benefits. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2013 was primarily from our tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the nine months ended September 30, 2013.

We continue to maintain a valuation allowance for deferred tax assets related to certain state and foreign net operating losses for which we have determined it is more likely than not expiration will occur before utilization. We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

We are in the process of finalizing the fair value purchase price allocations for the Omnilink acquisition. Income taxes related to Omnilink have not been recorded because the analysis for deferred taxes related to some assets, liabilities, tax attributes and other items is incomplete and we have not yet determined the magnitude of net deferred tax assets and associated valuation allowances, if any. See Note B – Merger and Acquisitions.

NOTE J – OTHER (INCOME) EXPENSE, NET

Other (income) expense, net includes $1.1 million for the nine months ended September 30, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million.

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

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table presents a reconciliation of the shares used in the calculation of basic and diluted net income (loss) per share from continuing operations contained in our condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income from continuing operations, net of income taxes	$263	$575	$1,637	$1,011
Weighted average shares outstanding:
Basic	18,956	18,565	18,900	18,193
Dilutive effect of common stock equivalents	307	449	353	553
Diluted	19,263	19,014	19,253	18,746

Anti-dilutive equity-based compensation awards and warrants	757	626	757	626

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (FASB) issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for us prospectively for fiscal years, and interim reporting periods within those years, beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued new accounting guidance for revenue recognized from contracts with customers. The core principle of the guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will become effective for us for fiscal years, and interim reporting periods within those years, beginning January 1, 2017 and will require retrospective application. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.

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

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended September 30, 2014.

We are a leading provider of interactive and on-demand machine-to-machine (M2M) enterprise solutions enabling the Internet of Things (IoT).  The Company provides its technology and services through its integrated M2M horizontal platforms, which are generally sold on a subscription basis. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through Numerex FAST® (Foundation Application Software Technology). The Company also provides business services to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company’s focus on M2M data security, service reliability and around-the-clock support of its customers’ M2M solutions.

For the three months ended September 30, 2014, we generated total net sales of $25.7 million, an increase of 17.0% compared to the three months ended September 30, 2013. Gross margins increased 7.5% over the same period. Income from continuing operations, net of income taxes was $0.3 million, or $0.01 per diluted share.

As further described below, during the nine months ended September 30, 2014, we completed a merger with Omnilink Systems, Inc. (Omnilink). For the nine months ended September 30, 2014, we generated total net sales of $69.0 million, an increase of 24.0% compared to the nine months ended September 30, 2013. Gross margins increased 13.9% over the same period. Income from continuing operations, net of income taxes was $1.6 million, or $0.09 per diluted share.

Our net income, excluding the effect of the operations of Omnilink, for the three and nine months ended September 30, 2014, as compared to the corresponding prior year periods, reflect favorable gross profit results due principally to higher embedded device and hardware margins in 2014 as compared to nominal or negative margins in 2013. Operating expenses for both the three and nine months ended September 30, 2014, as compared to the same periods in 2013, are higher primarily due to equity-based compensation granted to a broad group of employees, including new employees from the Omnilink merger and other recent acquisitions, increased marketing efforts and recent network investments. In addition, operating expenses for the nine months ended September 30, 2014 include transaction costs associated with the Omnilink merger. Interest expense was higher for the second and third quarter of 2014 due to the financing of the Omnilink merger.

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,				Change from
	2014		2013		2013 to 2014
Net sales:
Subscription and support revenues	$17,429	67.9%	$13,482	61.4%	$3,947	29.3%
Embedded devices and hardware	8,234	32.1%	8,469	38.6%	(235)	-2.8%
Total net sales	25,663	100.0%	21,951	100.0%	3,712	16.9%
Cost of sales, exclusive of a portion of
depreciation and amortization shown below:
Subscription and support	7,011	27.3%	5,622	25.6%	1,389	24.7%
Embedded devices and hardware	7,365	28.7%	7,348	33.5%	17	0.2%
Gross profit	11,287	44.0%	8,981	40.9%	2,306	25.7%
Gross margin	44.0%		40.9%		3.1%	7.5%
Operating expenses:
Sales and marketing	3,029	11.8%	2,636	12.0%	393	14.9%
General and administrative	3,429	13.4%	3,174	14.5%	255	8.0%
Engineering and development	2,430	9.5%	1,317	6.0%	1,113	84.5%
Depreciation and amortization	1,597	6.2%	1,209	5.5%	388	32.1%
Operating income	802	3.1%	645	2.9%	157	24.3%
Interest expense	278	1.1%	75	0.3%	203	270.7%
Other (income) expense, net	(97)	-0.4%	30	0.1%	(127)	nm *
Income from continuing operations before
income taxes	621	2.4%	540	2.5%	81	15.0%
Income tax (expense) benefit	358	1.4%	(35)	-0.2%	393	-1122.9%
Income from continuing operations,
net of income taxes	263	1.0%	575	2.6%	(312)	-54.3%
Income from discontinued operations,
net of income taxes	-	0.0%	-	0.0%	-	0.0%
Net income (loss)	$263	1.0%	$575	2.6%	$(312)	-54.3%
Adjusted EBITDA(1)	$3,326	13.0%	$2,514	11.5%	$812	32.3%

nm* – not meaningful
(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Subscription and support revenues increased $3.9 million to $17.4 million for the three months ended September 30, 2014, compared to $13.5 million for the three months ended September 30, 2013. The increase includes approximately $3.0 million contributed by recently acquired service lines. The balance of the increase was related principally to growth in M2M subscriptions. During the three months ended September 30, 2014, we added 31,000 net new subscriptions. Total subscriptions were 2.4 million as of September 30, 2014, compared to 2.1 million total subscriptions as of September 30, 2013.

Subscription and support cost of revenues increased 24.7% to $7.0 million for the three months ended September 30, 2014 compared to $5.6 million for the three months ended September 30, 2013. The recently acquired service lines directly contributed to the majority of the increase. The balance of the increase in subscription and support cost of revenues are directly attributable to carrier fees related to overall subscription growth. Total subscription and support costs have increased at a slower pace than corresponding revenues as we add more customers and subscriptions with higher average revenue per unit to our customer base. Furthermore, the recent merger contributed an additional $0.6 million in cost.  Gross margin for subscription and support revenues increased to 59.8% for the three months ended September 30, 2014 from 58.3% for the three months ended September 30, 2013.

Sales of embedded devices and hardware decreased 2.8% to $8.2 million for the three months ended September 30, 2014, compared to $8.5 million for the three months ended September 30, 2013. The recently acquired product lines contributed approximately $0.2 million in new hardware sales as compared to the same period in the prior year. The gains received from the new product lines were offset by lower sales in other product lines.

Cost of sales for embedded devices and hardware remained relatively flat at $7.4 million for the three months ended September 30, 2014, compared to $7.3 million for the three months ended September 30, 2013. We continue to monitor the valuation of our technologically older inventory and may record additional increases in the reserve for obsolescence in the future.

Gross margin for embedded devices and hardware decreased to 11.0% for the three months ended September 30, 2014 from 13.2% for the comparable period in the prior year. The decrease in gross margin is due in part to higher cost of sales for embedded devices and hardware related to our recently acquired product lines.

Total net sales increased 16.9% to $25.7 million for the three months ended September 30, 2014 from $22.0 million for the three months ended September 30, 2013. Gross profit as a percentage of net sales increased 25.7% to $11.3 million for the three months ended September 30, 2014 from $9.0 million for the three months ended September 30, 2013. Total gross profit, as a percentage of total net sales, increased to 44.0% for the three-month period ended September 30, 2014, compared to 40.9% for the three-month period ended September 30, 2013.

Sales and marketing expenses increased 14.9% to $3.0 million for the three-month period ended September 30, 2014, compared to $2.6 million for the three-month period ended September 30, 2013. The increase is primarily due to new sales and marketing associates that were hired at the end of the prior year and, more recently, in conjunction with the acquisition of new service and product lines. Sales and marketing expenses as a percentage of net sales decreased to 11.8% for the three months ended September 30, 2014 from 12.0% for the three months ended September 30, 2013.

General and administrative expenses increased 8.0% to $3.4 million for the three-month period ended September 30, 2014, compared to $3.2 million for the three-month period ended September 30, 2013. As a percentage of net sales, general and administrative expenses decreased to 13.4% for the three months ended September 30, 2014 compared to 14.5% for the three months ended September 30, 2013. The increase in total expense is primarily related to recent merger and acquisitions. General and administrative expenses for the three months ended September 30, 2014 include $0.5 million in costs directly attributable to the recently acquired service lines. Professional and other consulting fees were also higher for the three months ended September 30, 2014. These costs were partially offset by lower compensation costs.

Engineering and development expenses increased 84.5% to $2.4 million for the three-month period ended September 30, 2014, compared to $1.3 million for the three-month period ended September 30, 2013. The increase is primarily related to personnel expenditures as we continue developing new products, services and applications in addition to development associated with integration of our platforms and engineering resources. As a percentage of net sales, engineering and development expenses increased to 9.5% for the three months ended September 30, 2014 compared to 6.0% for the three months ended September 30, 2013.

Depreciation and amortization expense increased 32.1% to $1.6 million for the three-month period ended September 30, 2014, compared to $1.2 million for the three-month period ended September 30, 2013. The increase is attributable to the recent merger and acquisitions and investments in network infrastructure as well as additional internally developed software.

Interest expense increased to $0.3 million for the three-month period ended September 30, 2014, compared to $0.1 million for the three-month period ended September 30, 2013. The increase is due to the financing of the recent merger.

We recorded income tax expense of $0.4 million for the three months ended September 30, 2014, as compared to a nominal income tax benefit for the three months ended September 30, 2013, representing effective tax rates of 57.6% and (6.5%), respectively. Our income tax expense of $0.4 million for the three months ended September 30, 2014 includes a year-to-date adjustment of $0.2 million or 31.3% of the quarter’s pre-tax income, to increase our tax provision for the six months ended June 30, 2014 to our current estimated effective tax rate.

Nine Months Ended September 30, 2014 and 2013

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,				Change from
	2014		2013		2013 to 2014
Net sales:
Subscription and support revenues	$47,530	68.9%	$37,932	68.2%	$9,598	25.3%
Embedded devices and hardware	21,483	31.1%	17,727	31.8%	3,756	21.2%
Total net sales	69,013	100.0%	55,659	100.0%	13,354	24.0%
Cost of sales, exclusive of a portion of
depreciation and amortization shown below:
Subscription and support	18,647	27.0%	16,531	29.7%	2,116	12.8%
Embedded devices and hardware	18,517	26.8%	16,575	29.8%	1,942	11.7%
Gross profit	31,849	46.1%	22,553	40.5%	9,296	41.2%
Gross margin	46.1%		40.5%		5.6%	13.9%
Operating expenses:
Sales and marketing	9,066	13.1%	6,907	12.4%	2,159	31.3%
General and administrative	11,207	16.2%	9,828	17.7%	1,379	14.0%
Engineering and development	5,794	8.4%	3,626	6.5%	2,168	59.8%
Depreciation and amortization	4,570	6.6%	3,485	6.3%	1,085	31.1%
Operating income (loss)	1,212	1.8%	(1,293)	-2.3%	2,505	-193.7%
Interest expense	564	0.8%	220	0.4%	344	156.4%
Other (income) expense, net	(1,272)	-1.8%	25	0.0%	(1,297)	nm *
Income (loss) from continuing operations
before income taxes	1,920	2.8%	(1,538)	-2.8%	3,458	-224.8%
Income tax (expense) benefit	283	0.4%	(2,549)	-4.6%	2,832	-111.1%
Income from continuing operations,
net of income taxes	1,637	2.4%	1,011	1.8%	626	61.9%
Loss from discontinued operations,
net of income taxes	(492)	-0.7%	(1,437)	-2.6%	945	-65.8%
Net income (loss)	$1,145	1.7%	$(426)	-0.8%	$1,571	nm *
Adjusted EBITDA(1)	$9,078	13.2%	$5,521	9.9%	$3,557	64.4%

nm* – not meaningful
(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Subscription and support revenues increased 25.3% to $47.5 million for the nine months ended September 30, 2014, compared to $37.9 million for the nine months ended September 30, 2013. The increase includes approximately $4.9 million contributed by recently acquired service lines. The balance of the increase was related primarily to growth in M2M subscriptions. During the nine months ended September 30, 2014, we added 207,000 net new subscriptions, of which approximately 20% were acquired in the recent merger. Total subscriptions were 2.4 million as of September 30, 2014, compared to 2.1 million total subscriptions as of September 30, 2013. The increase in the number of subscriptions resulted in a period-to-period increase of $9.4 million in recurring revenues derived from subscriptions, the primary component of subscription and support revenues.

Subscription and support cost of revenues increased 12.8% to $18.6 million for the nine months ended September 30, 2014 compared to $16.5 million for the nine months ended September 30, 2013. The recently acquired service lines directly contributed $1.8 million of additional costs while carrier fees related to overall subscription growth increased $0.7 million compared to the same period in the prior year. These costs were partially offset by lower compensation expenses due to an internal realignment in 2013. The subscription and support costs have increased at a slower pace than corresponding revenues as we add more customers and subscriptions with higher average revenue per unit to our customer base. Gross margin for subscription and support revenues increased to 60.8% for the nine months ended September 30, 2014 from 56.4% for the nine months ended September 30, 2013.

Sales of embedded devices and hardware increased 21.2% to $21.4 million for the nine months ended September 30, 2014, compared to $17.7 million for the nine months ended September 30, 2013. The increase was primarily related to higher hardware sales for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Product prices have remained consistent with the prior year.

Cost of sales for embedded devices and hardware increased 11.7% to $18.5 million for the nine months ended September 30, 2014 compared to $16.6 million for the nine months ended September 30, 2013. The increase is primarily related to the corresponding increase in hardware sales during the nine months ended September 30, 2014.

Gross margin for embedded devices and hardware increased to 13.8% for the nine months ended September 30, 2014 from 6.5% for the comparable period in the prior year. The increase in gross margin is due in part to the integration of higher margin next generation embedded devices and the result of fewer product promotions. Similar to sales noted above, the recent merger and acquisitions have also contributed to corresponding higher total costs, but have not had a material effect on total hardware margins.

Total net sales increased 24.0% to $69.0 million for the nine months ended September 30, 2014 from $55.7 million for the nine months ended September 30, 2013. Gross profit as a percentage of net sales increased 13.9% to $31.9 million for the nine months ended September 30, 2014 from $22.6 million for the nine months ended September 30, 2013. Total gross profit, as a percentage of total net sales, increased to 46.1% for the nine-month period ended September 30, 2014, compared to 40.5% for the nine-month period ended September 30, 2013.

Sales and marketing expenses increased 31.3% to $9.1 million for the nine-month period ended September 30, 2014, compared to $6.9 million for the nine-month period ended September 30, 2013. Sales and marketing expenses as a percentage of net sales increased to 13.1% for the nine months ended September 30, 2014 from 12.4% for the nine months ended September 30, 2013. The increase is primarily due to new sales and marketing associates that were hired at the end of the prior year and, and more recently, in conjunction with the acquisition of new service and product lines.

General and administrative expenses increased 14.0% to $11.2 million for the nine-month period ended September 30, 2014, compared to $9.8 million for the nine-month period ended September 30, 2013. As a percentage of net sales, general and administrative expenses decreased to 16.2% for the nine months ended September 30, 2014 compared to 17.7% for the nine months ended September 30, 2013. The increase in total expense is primarily related to an increase in equity-based compensation of $0.6 million, and approximately $1.6 million added from the recent merger and acquisitions. These costs were partially offset by a decrease in bad debt expense.

Engineering and development expenses increased 59.8% to $5.8 million for the nine-month period ended September 30, 2014, compared to $3.6 million for the nine-month period ended September 30, 2013. The increase is primarily due to higher costs associated with the recent merger and acquisitions. As a percentage of net sales, engineering and development expenses increased to 8.4% for the nine months ended September 30, 2014 compared to 6.5% for the nine months ended September 30, 2013.

Depreciation and amortization expense increased 31.1% to $4.6 million for the nine-month period ended September 30, 2014, compared to $3.5 million for the nine-month period ended September 30, 2013. The increase of $1.1 million is attributable to the recent merger and acquisitions and investment in network infrastructure as well as additional internally developed software.

Interest expense increased to $0.6 million for the nine-month period ended September 30, 2014, compared to $0.2 million for the nine-month period ended September 30, 2013. The increase is due to financing of the recent merger.

Other (income) expense, net includes $1.1 million for the nine months ended September 30, 2014 for a pre-tax gain on the sale of an investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million.

We recorded income tax expense of $0.3 million for the nine months ended September 30, 2014, as compared to an income tax benefit of $2.5 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the difference between our effective tax rate and the 34.0% federal statutory rate resulted primarily from the income tax benefit generated by the capital loss from the disposal of BNI and our ability to utilize the capital loss to offset capital gains generated in both our current and recent tax years, partially offset by (1) the effect of expenses that are not deductible for income tax purposes, including a portion of transaction costs incurred in the Omnilink merger and (2) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the merger with Omnilink.

For the nine months ended September 30, 2013 an income tax benefit resulted primarily from our tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. State tax accruals related to unrecognized tax benefits also contributed to the difference between the effective and federal statutory tax rates for the nine months ended September 30, 2013.

The loss from discontinued operations, net of income taxes, was $0.5 million for the nine months ended September 30, 2014 compared to a net loss of $1.4 million in the comparable prior year. The net loss for the nine months ended September 30, 2014, included a $0.3 million pre-tax loss on disposal. The net loss for the nine months ended September 30, 2013 included a $0.9 million impairment of goodwill and $0.6 million reserve for uncollectible accounts receivable. As previously discussed, the discontinued businesses were unrelated to our core M2M communication products and services. We completed the disposal and dissolution of all the assets and liabilities of discontinued operations on June 30, 2014. See Note C – Discontinued Operations in the accompanying condensed consolidated financial statements.

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

●
EBITDA is income (loss) from continuing operations, net of income taxes, plus depreciation and amortization, interest and other non-operating expenses and income tax expense. Any other non-operating income, net of income taxes is subtracted from income (loss) from continuing operations, net of income taxes.

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

Equity-based compensation is an important part of total compensation, especially from the perspective of employees. We believe, however, that supplementing GAAP income (loss) from continuing operations by providing Adjusted EBITDA, excluding the effect of equity-based compensation in all periods, is useful to investors because it enables additional and more meaningful period-to-period comparisons.

Adjusted EBITDA also excludes infrequent or unusual items. For the three and nine month periods ended September 30, 2014, infrequent or unusual items include merger related costs and gain on sale of a cost-method investment while the three and nine months ended September 30, 2013 include temporarily higher carrier fees and merger-related costs. We believe that these are costs that we will not incur on a regular basis, and consequently, we do not consider these items components of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income from continuing operations, net of income taxes (GAAP)	$263	$575	$1,637	$1,011
Depreciation and amortization expense	1,789	1,280	4,969	3,716
Interest expense and other non-operating expense (income), net	181	105	(708)	245
Income tax (benefit) expense	358	(35)	283	(2,549)
EBITDA (non-GAAP)	2,591	1,925	6,181	2,423
Equity-based compensation expense	694	589	1,833	1,323
Infrequent or unusual items	41	-	1,064	1,775
Adjusted EBITDA (non-GAAP)	$3,326	$2,514	$9,078	$5,521

Income from continuing operations, net of income taxes,
per diluted share (GAAP)	$0.01	$0.03	$0.09	$0.05
EBITDA per diluted share (non-GAAP)	0.13	0.10	0.32	0.13
Adjusted EBITDA per diluted share (non-GAAP)	0.17	0.13	0.47	0.29

Weighted average shares outstanding used in computing
diluted earnings per share	19,263	19,014	19,253	18,746

For the three and nine month periods ended September 30, 2014, infrequent or unusual items include merger related costs while the nine months ended September 30, 2013 include temporarily higher carrier fees, professional services fees incurred in response to and in remediation of internal control weaknesses, merger-related expenses, costs related to the realignment of our executive team and asset write-downs.

Liquidity and Capital Resources

We had working capital of $23.7 million as of September 30, 2014 compared to $34.9 million as of December 31, 2013. We had cash and cash equivalents of $16.4 million and $25.6 million, as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, we had available credit of $5.0 million.

Net cash provided by operating activities of continuing operations for the nine-month period ended September 30, 2014 was $7.1 million. The primary non-cash adjustments to net income for the nine-month period ended September 30, 2014 were $5.0 million for depreciation and amortization and $1.8 million for equity-based compensation expense less $1.1 million pre-tax gain on the sale of an investment in a privately held business. The changes in operating assets and liabilities included a $1.6 million decrease in accounts and financing receivables and a $0.6 million increase in inventory, less $0.2 million decrease in accounts payable. The changes in working capital as of September 30, 2014 compared to December 31, 2013 resulted in day’s sales outstanding in accounts receivable increasing to 48 from 44, days of inventory on hand decreasing to 114 from 119, and days outstanding in accounts payable remaining steady at 78.

Net cash used in investing activities of continuing operations for the nine-month period ended September 30, 2014 was $39.8 million, which includes $37.1 million in net cash paid for the merger, discussed further below. Capital expenditures for tangible assets and purchases and capitalization of internally developed software were $2.7 million.

Net cash provided by financing activities of continuing operations for the nine-month period ended September 30, 2014 was $23.4 million, primarily from proceeds received from a note payable to finance the recent merger.

Net cash provided by discontinued operations for the nine month period ended September 30, 2014 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations have been eliminated as of June 30, 2014.

On May 5, 2014, we closed on the merger with Omnilink. The purchase price was $37.3 million in cash (subject to the adjustments set forth in the merger agreement) and accrued expenses of $0.2 million. The transaction was funded through cash-on-hand and a $25.0 million term loan as part of an amended and restated credit facility with Silicon Valley Bank. At September 30, 2014, we had $5.0 million of credit available on our Credit Facility and $23.8 million outstanding on our term loan. We were in compliance with all financial covenants of our credit agreement at September 30, 2014 and there were no letters of credit outstanding. As of the date of the filing of this Quarterly Report on Form 10-Q, no further borrowings had been made under the Credit Facility.

Under the Loan Agreement, the maturity date of the loan is May 5, 2019 with regular required quarterly principal payments beginning June 30, 2014 equal to one fourth of 10% of the original principal amount through the quarter ended March 31, 2015 and increments to 15% for the quarterly periods through March 31, 2017 and to 20% for the quarterly periods through March 31, 2019 with any unpaid principal due at maturity. The interest rate applicable to amounts drawn from the Credit Facility currently is 3.4% as of September 30, 2014 and is, at our option, determined by reference to the prime rate or LIBOR rate plus a margin established in the Loan Agreement. The Credit Facility is secured by all assets, including our intellectual property. The Loan Agreement includes customary representations and warranties as well as affirmative and negative covenants.

We believe that our existing cash balance together with the anticipated amended and restated credit facility and expected cash generated from operations will be sufficient to meet our operating requirements through at least the next twelve months. This belief could be affected by future results that differ from expectations or a material adverse change in our operating business.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Omnilink on May 5, 2014 and, as a result, we continue to integrate the processes and controls relating to Omnilink into our existing system of internal control over financial reporting. Specific controls for Omnilink are also in place. We expect to complete the integration of Omnilink’s business into our control processes during the calendar year ending December 31, 2015.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.     Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and quarter ended June 30, 2014, each as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None – not applicable

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity at September 30, 2014 and (v) Unaudited Condensed Notes to Consolidated Financial Statements.*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

November 5, 2014	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman of the Board of Directors and Chief Executive Officer

November 5, 2014	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer and
Principal Financial and Accounting Officer

