Form 10-K
period 2014-12-31
NUMEREX CORP /PA/
filed 2015-03-12
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐      Accelerated filer ☒       Non-accelerated filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $175.6 million based on a closing price of $11.49 on June 30, 2014, as quoted on the NASDAQ Global market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 4, 2015, was 19.0 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I.

Item 1. BUSINESS

Overview

Numerex Corp. (“Numerex,” the “Company” or “we”) is headquartered in Atlanta, Georgia, and is a corporation organized under the laws of the Commonwealth of Pennsylvania. We are a leading provider of on-demand and interactive machine-to-machine enterprise solutions, referred to as “M2M”.

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

We provide a broad range of M2M business services, technology, and products used in the development and support of M2M solutions for the enterprise and government markets worldwide. We have built innovative platforms that are cloud-based and service-centric to facilitate the development, deployment and use of our customers’ M2M, Internet of Things (IoT) solutions across a wide range of markets. At the end of 2014, we supported 2.4 million M2M subscriptions.

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

We accelerate the development process for our customers, through our cloud-based horizontal M2M platform which can be accessed through various service delivery options, separately or combined, such as: Network-as-a-Service (NaaS); Platform-as-a-Service (PaaS); and Software-as-a-Service (SaaS).

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

HISTORY

We were founded in 1992 and first traded publicly in March 1994 on the NASDAQ stock market. At that time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” was eventually subsumed by the ‘M2M’ acronym) and served select vertical markets that included alarm security and line monitoring. In November 1999, we sold our wireline business to British Telecommunications PLC (BT) in order to focus on our nascent wireless data communications business.

In May 1998, Numerex Corp. completed a transaction whereby Cellemetry LLC, a joint venture between Numerex and Cingular, was formed. BellSouth Corporation and BellSouth Wireless became Cingular in 2001 and AT&T in January 2007, following the merger between BellSouth and AT&T in December 2006. Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico. On March 28, 2003, we acquired Cingular’s interest in Cellemetry LLC.

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

On May 5, 2014, in accordance with the terms and conditions of a merger agreement, we merged our wholly-owned subsidiary with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company. The purchase consideration was $37.5 million cash.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink will provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The merger enabled us to expand its position in the fast growing security and safety, tracking and monitoring market segments and in particular into the Offender Monitoring space. The assets, liabilities and operating results of Omnilink are reflected in our consolidated financial statements commencing from the merger date. Transaction costs associated with the merger of $1.0 million for the year ended December 31, 2014 have been recorded in general and administrative expense in the accompanying consolidated statement of income and comprehensive income.

SERVICE DELIVERY PLATFORM AND ENABLING SERVICES

❖	The Numerex M2M Platform

In a rapidly changing business environment requiring visibility and real-time access to information, rapid solutions deployment with the ability to manage networks, devices and applications from a single source can have a significant impact on business processes and contribute to improved operational efficiencies. Our broad M2M horizontal service delivery platform was designed with that goal in mind.

The Numerex platform combines M2M service enablement features with configurable application frameworks to deploy solutions quickly and to reduce or eliminate development costs. Operating in a cloud-based environment, the platform focuses on the core enablement of M2M solutions, and provides the ability to deliver value-added services with speed and ease. Our platform provides a wide range of capabilities such as applications frameworks; self-care portal for device and subscriber; data management and warehousing; managed services; policy and performance management; connectivity management and network management.

The platform provides scalability and flexibility with service delivery options that can be accessed independently or as a fully integrated solution without costly development and coding. Whether customers desire to exploit a new revenue opportunity or to gain visibility into existing operations to reduce costs, the platform can be utilized in many ways. Typical offerings include white labeled applications; application extension to a mobile M2M environment; sensor & tracking data management from wireless devices into the customer’s back office enterprise applications and distributed service offerings to dealers/reps.

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

SALES, MARKETING AND DISTRIBUTION

We sell our configured solutions and related services to, with, and through our strategic partner channels including integrators, consultative groups, wireless network operators, key supply chain partners and large end-user enterprises.

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

KEY CUSTOMERS

We have a hardware customer who accounted for 14.3% or $13.5 million of our consolidated revenue for the year ended December 31, 2014, and 11.1% or, $8.7 million, for the year ended December 31, 2013.

SUPPLIERS

We rely on third-party contract manufacturers, component suppliers, and wireless network operators and carriers to manufacture and supply most of the equipment used to provide our wireless M2M solutions, networking equipment and products. We also rely on multiple third-party wireless network operators to provide the underlying network service infrastructure that we use to support our M2M data network. These third party suppliers and wireless network operators are located in the United States, Canada and internationally.

Several GSM-based wireless carriers have announced their intention to discontinue their second generation (2G) networks and fully deploy third and fourth generation (3G/4G) networks between 2016 and 2018. CDMA-based carriers have announced their intention to discontinue 2G networks as early as 2020. We and our network service providers intend to continue supporting 2G well into this decade, providing reliable 2G network services while at the same time, we have introduced 3G/4G products for more advanced services.

COMPETITION

The market for our technology and platforms remains characterized by rapid technological change. The principal competitive factors in this market continue to be product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.

Several businesses that share our M2M space can be viewed to some extent as competitors, including companies offering Service Delivery Platforms (SDP), Service Enablement Services (SES), Application Enablement Platforms (AEP), Application Development Platforms (ADP), and Connected Device Platforms (CDP); Mobile Virtual Network Operators (MVNOs); system integrators; and wireless operators and carriers that offer a variety of the components and services required for the delivery of complete M2M solutions. However, we believe that, as a global M2M managed solution provider, we have a competitive advantage and are uniquely positioned since we provide all of the key components of the M2M value chain, including cloud-based enabling platforms, multiple wireless technologies, custom applications, and wireless network services through one single source. We market and sell complete network-enabled solutions, or individual components, based upon the specific needs of the customer. Some module manufacturers have started to market application development platforms while other M2M players offer airtime services, making integration capabilities available to their customers.

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

Our Uplink security products and services have five primary competitors in the existing channels of distribution — Alarm.com; Honeywell’s AlarmNet; NAPCO Security Technologies; Telular’s Teleguard and DSC, the security division of Tyco. We believe that the principal competitive factors when making a product selection in the business and consumer security industry are hardware price, service price, reliability, industry certification status and feature requirements for specific security applications, for example fire, burglary, bank vault, etc.

M2M STANDARDIZATION INVOLVEMENT

We believe that sharing our M2M expertise with international groups and forums focused on standards and the industry’s growth is mutually beneficial. Our CEO, Mr. Stratton J. Nicolaides is a member of the board of directors of the U.S. Telecommunications Industry Association (TIA), a leader in setting standards in the telecommunications arena. TIA is a founding member of the oneM2M international partnership that was established in July 2012. The purpose and goal of oneM2M is to develop technical specifications which address the need for a common M2M Service Layer that can be readily embedded within various hardware and software, and relied upon to connect the myriad of devices in the field with M2M application servers worldwide.

ENGINEERING AND DEVELOPMENT

Our success depends, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a meaningful portion of our resources to engineering and development. We incurred $10.0 million of engineering and development costs during the year ended December 31, 2014, of which $2.0 million was capitalized as software development costs.

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

INTELLECTUAL PROPERTY

We and our subsidiaries hold rights to patents in the United States and a number of foreign countries relating to certain aspects of our hardware devices, software, and network services. We have also registered or applied for trademarks in the United States, Europe, Canada, Mexico and a number of other foreign countries. Our portfolio of registered United States, European, Canadian, and Mexican trademarks includes such “core” marks as NUMEREX®, UPLINK®, NUMEREX DNA®, FOCALPOINT® and OMNILINK®. Although we believe the ownership of patents and trademarks is an important factor in our business and that our success depends in part on such ownership, we rely more on the talent, competence, and professional abilities of our personnel than on the accumulation of intellectual property rights.

We regularly file patent applications to protect innovations arising from our internal engineering and development activities. In recent years, our patent filings have increased reflecting our increased investment in new product development. In deciding whether to file a patent application, we consider the commercial benefit patent protection will provide over our obligation to disclose our innovation to the public and the cost of pursuing patent protection. We make decisions concerning our pursuit patent protection in foreign countries using the same philosophy. Historically, our focus outside the United States has been in Canada and the European Union.

Most of our patents, patent applications, and patents pending fall into one or more of the following categories:

●	Wireless/cellular signal transport
●	Alarm and security system signaling
●	Location-based signaling
●	Remote asset and personal monitoring and tracking
●	Vending
●	Voice and video signal transport

No single patent is solely responsible for protecting our products. United States patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995. Our currently issued patents expire from 2015 to 2033. We believe the duration of our patents is adequate relative to the expected lifespan of our products. No single patent covers products or services that comprise a material portion of our 2014 revenues. No assurance can be given regarding the scope of patent protection.

Many of our products utilize intellectual property rights of third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all. Because of technological changes in the industries in which we compete, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of our products and business methods may unknowingly infringe upon existing patents or intellectual property rights of others. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. From time to time, we have been notified that we may be infringing certain patents or other intellectual property rights of third parties.

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

EMPLOYEES

As of March 4, 2015, we had 200 employees in the U.S. consisting of 86 in sales, marketing and customer service, 79 in engineering and operations and 35 in management and administration. Additionally we have 1 sales employee based in the United Kingdom. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements. We believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 4, 2015, are as follows:

Name	Age	Position
Stratton J. Nicolaides*	61	Chairman of the Board of Directors, Chief Executive Officer
Richard A. Flynt	55	Chief Financial Officer
Louis Fienberg	60	Executive Vice President, Corporate Development
Jeffery O. Smith, PhD	54	Chief Innovation and Technology Officer

*Member of the Board of Directors

Mr. Nicolaides has served as Chief Executive Officer of the Company since April 2000, having served as Chief Operating Officer from April 1999 until March 2000 and as Chairman of the Board since December 1999. Mr. Nicolaides is a member of the Board of Directors for the Telecommunications Industry Association (TIA) as well as the Taylor Hooton Foundation.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. If any of these risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report) or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also Forward-Looking Statements.

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating net income. While we generated net income in 2014, 2013, 2012 and 2011, we incurred net losses in 2010 and 2009. As a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our earnings derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of our history of losses, operating costs, and all other risk factors discussed in this annual report, we may not be profitable in the future.

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

We sell our products in highly competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the M2M industry, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

As a further result of such competition, our new solutions could fail to gain market acceptance. Over the past several years, we have introduced a system enabling alarm signals to be transmitted digitally over cellular networks to central monitoring stations; a cellular and GPS-based vehicle tracking solution; a satellite-based mobile asset monitoring and tracking solution; and enhanced “back end” services and application development platforms. If these solutions and services, or any of our other existing solutions and services, do not perform as expected, or if our sales fall short of expectations, our business may be adversely affected.

We operate in new and rapidly evolving markets where rapid technological change can quickly make hardware solutions and services, including those that we offer, obsolete.

The markets in which we operate are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The M2M industry, in particular, is currently undergoing profound and rapid technological change. For example, many of the current subscribers we host connect to cellular networks using 2G-based devices. We and our network service providers intend to continue supporting 2G well into this decade. Several GSM-based wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G/4G networks between 2016 and 2018. CDMA-based carriers have announced their 2G sunset for as early as 2020. While we are beginning to market, sell, and support 3G/4G-based devices and service, we may not be successful in transitioning all of our 2G-based subscribers to 3G/4G and may lose customers as a result. In addition to the carriers’ migrations away from 2G technology and our need to respond to that change, the introduction of unanticipated new technologies by carriers, or the development of unanticipated new end applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current and in sync with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

We are exposed to customer concentration that could have a material impact on our results from operations if we were to lose the revenue associated with one or more large customers.

One of our customers represented more than 14% of our revenues in 2014. While we believe our relationship with this customer is likely to continue, it is possible whether due to competitive technology or pricing for these services, the contract may not renew in the future. In the event that we were to lose this contract and the associated revenues, such loss would have a materially adverse effect on our results from operations.

We experience long sales cycles for some of our solutions.

Certain of our product offerings are subject to long sales cycles in view of the need for testing of our hardware solutions and services in combination with our customers’ applications and third parties’ technologies, the need for regulatory approvals and export clearances, and the need to resolve other complex operational and technical issues. For example, in the government contracting arena, longer sales cycles are reflective of the fact that government contracts can take months or longer to progress from a “request for proposal” to a finalized contract document pursuant to which we are able to sell a finished product or service. Terms and conditions of sale unique to the government sector may also affect when we are able to recognize revenues. Delays in sales could cause significant variability in our revenue and operating results for any particular period. For that reason, quarter-over-quarter comparisons of our financial results may not always be meaningful.

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

We are contractually obligated to provide certain of our manufacturers with forecasts of our demand for components of our hardware solutions. Specific terms and conditions vary by contract, however, if our forecasts do not result in the production of a quantity of units sufficient to meet demand we may be subject to contractual penalties under certain of our contracts with our customers. By contrast, overproduction of units based on forecasts that overestimate demand could result in an accumulation of excess inventory that, under some of our contracts with our customers, would have to be managed at our expense thus adversely impacting our margins.

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

We provide product warranties to our customers which could create a substantial demand on operations to process and could result in a material impact on our results.

We are required to provide repair or replacement services on our equipment under warranty programs we offer to our customers. While our warranty obligations are passed through to our vendors who manufacture equipment on our behalf and, in the past, these claims have had immaterial impact on our financial results from operations, there may be events in the future where we are required to take back equipment from customers for which we may be required to absorb the cost of these returns. Consequently, there could be a financial cost in the future related to such returns that could cause a material impact on our financial results from operations.

If we achieve our growth goals, we may be unable to manage our resulting expansion.

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion and corresponding demand for our products. In order to effectively manage growth, whether organic or through acquisitions, we will need to maintain and improve our operations and effectively train and manage our employees. Our expansion through acquisitions is contingent on successful management of those acquisitions, which will require proper integration of new employees, processes and procedures, and information systems, which can be both difficult and demanding from an operational, managerial, cultural, and human resources perspective. We must also expand the capacity of our sales and distribution networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our financial condition and operating results.

We are dependent on third party telecommunications service providers and other suppliers, including domestic and international cellular and satellite carriers and hardware manufacturers, the loss of any one of which could adversely impact our ability to supply or service our customers.

Our long-term success depends on our ability to operate, manage, and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. As described above, several wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G and 4G networks. We and our network service providers intend to continue supporting 2G in the foreseeable future. The loss or disruption of key telecommunications infrastructure and key wireless and satellite-based network services supplied to us by carriers in the U.S., Canada, and other locations would unfavorably impact our ability to adequately service our customers. If we experience technical or logistical impediments to our ability to transfer traffic to third party facilities, or if our third party carriers experience technical or logistical difficulties of their own, such as disruptions to their supply chains caused by weather events, natural disasters, or terrorism, and are unable to carry our network traffic, we may not achieve our revenue goals or otherwise be successful in growing our business. We may not be able to continue providing service to 2G customers and may not be able to successfully transition 2G customers to other services. Given our dependence on cellular and satellite telecommunications service providers, risks specific or unique to their technologies should also be viewed as having the potential to impair our ability to provide services. For example, the loss or malfunction of a cell tower, a satellite, or a satellite ground station, could impair our ability to provide services.

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

Our operations and systems capabilities are dependent on the use of cloud services and disruptions in access to the cloud could cause both revenue impacts and degradation of our levels of customer service.

We rely heavily on both a private cloud that we have developed and maintain as well as various public cloud services provided by third parties. In all cases, while we and third parties maintain redundant systems and backup databases and applications software in these redundant sites and we don’t expect to experience downtime during which we or our customers will lack access to the cloud services, it is possible that access to the software capabilities could become impaired if the cloud goes down and becomes inaccessible. In that event, our customer service would be impaired and this could affect our reputation as well as potentially our revenue generating capability. The extent to which cloud service accessibility could be impaired would depend upon specific facts related to the cause of the downtime which is prospectively indeterminate. However, in the event of a prolonged period of inaccessibility to our cloud services, an unfavorable material impact on our revenues and our financial results from operations may occur.

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

Interruptions in service or performance problems, no matter what their ultimate cause, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new customers. In addition, because most of our customers are businesses, any significant interruption in service could result in lost profits or other losses to our customers. It may also be difficult to identify the source of the problem due to the overlay of our network with cellular, and/or satellite networks and our network’s reliance on those other networks. The occurrence of hardware or software errors, regardless of whether such errors are caused by our hardware solutions or services, or our internal facilities, may result in the delay or loss of market acceptance of our solutions, and any necessary revisions may result in significant and additional expenses. Although we attempt to disclaim or limit our liability in our agreements with our customers, a court may not enforce these limitations, which could expose us to substantial losses. While some portion of these claims and liability may be insured, we could face a material loss that could substantially impact or eliminate earnings and could materially impair cash flow.

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

To address our long-term capital needs, we intend to continue to pursue strategic relationships that would provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may seek to raise capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights (directly or indirectly), preferences, and privileges senior to those of our common stock.

Our Loan and Security Agreement with Silicon Valley Bank, or SVB, contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the SVB Loan Agreement, we may be required to repay any potential indebtedness there-under, which may have an adverse effect on our liquidity and, in turn, may have a material adverse effect on our financial condition and operating results.

On May 5, 2014, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) to provide for an increased credit facility to $30 million in the aggregate, comprised of a $25 million term loan and a $5 million revolving line of credit. The Loan Agreement contains negative covenants and restrictions that will, among other things, limit or prohibit our ability to:

●	incur additional indebtedness;
●	create liens;
●	enter into transactions with affiliates;
●	transfer assets;
●	pay dividends or make distributions on, or repurchase our stock; or
●	merge or consolidate.

In addition, we are required to meet certain financial covenants and ratios customary with this type of credit facility. The SVB credit facility also contains other customary covenants. While we are currently in compliance with the covenants of the Loan Agreement, we may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the SVB credit facility. In addition to preventing additional borrowings under the SVB credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the SVB credit facility, which would require us to pay part or all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for mandatory repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

In particular, communication devices we sell, or which our customer wish us to support, are subject to regulation or certification by governmental agencies such as the Federal Communications Commission (FCC), industry standardization bodies such as the PCS Type Certification Review Board (PTCRB), and particular carriers for use on their networks. The procedures for obtaining required regulatory approvals and certifications are extensive and time consuming. The process of obtaining regulatory approval may require us to conduct additional testing, make modifications to our hardware solutions and services, or cause a delay in product launch and shipment dates, any of which could have a material adverse effect on our financial condition and operating results.

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor and customer relationships, and our customers’ access to our services.

Our business requires us to use and store customer, employee, and business partner personally identifiable information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. While we require user names and passwords in order to access our information technology systems, and also use encryption and authentication technologies to secure the transmission and storage of data, these security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged and use of our products and services could decrease. Accordingly, we would also be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition.

Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and our subsidiaries, and among the Company, our subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability.

Our privacy policies and practices concerning the use and disclosure of data are posted on our website. Any failure by the Company, our suppliers or other parties with whom we do business to comply with our posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations and financial condition.

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

A portion of our future revenue, in particular the revenue deriving from our sale of mobile asset and personal tracking solutions, may be derived from contracts with the U.S. government, state governments, or government contractors. Those contracts are subject to uncertain funding.

The funding of government programs is uncertain and, at the federal level, is dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure that current levels of congressional funding for programs supporting by our offerings will continue, particularly as result of the Budget Control Act and the mandated substantial automatic spending cuts which began in 2013 and will last for ten years, unless Congress modifies these cuts. In particular, a significant portion of our revenues from the sale of satellite-based tracking solutions through our location-based services division has been derived from sales made by us indirectly as a subcontractor to a prime government contractor that has the direct relationship with the U.S. government. In addition, these cuts could adversely affect the viability of the prime contractor of our program. If the prime contractor loses business with respect to which we serve as a subcontractor, our government business would be hurt.

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

We have been doing business directly, or via our distributors, in Australia, Canada and Mexico, and are expanding, directly or via our distributors, into additional countries in Latin America, Europe, the Middle East, and Asia. Accordingly, we or our distributors are subject to additional risks, such as:

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

Furthermore, because regulatory schemes vary by country, we may also be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we operate or wish to operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position. We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our hardware solutions and services. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

We purchase from vendors located outside of the United States and consequently rely upon transportation from such vendors that is outside our control.

Many of the products we sell are manufactured by vendors who are located outside of the United States. Transportation time varies considerably for these products, especially in the case of transport involving ocean freight and local customs clearing processes in the country of origin. Both transportation and customs issues which may cause delays are especially relevant and complicated for products sourced from manufacturers located in Asia. As a result, we may face delays in committed deliveries that could either result in charges from our customers or, at times, cancelled orders. While we have not had any incidence of meaningful cost related to such exposure to date, there can be no assurance that there will not be a financial impact from such events in the future.

Results of legal proceedings could materially adversely affect us.

We are involved in various legal proceedings and claims that have arisen out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. In recognition of these considerations, we may enter into material settlements. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would materially adversely affect a portion of our business and might materially affect our financial condition and operating results.

The loss of intellectual property protection, both in the U.S. and internationally, could have a material adverse effect on our operations.

Our future success and competitive position depend upon our ability to obtain and maintain intellectual property protection, especially with regard to our core business. We cannot be sure that steps taken by us to protect our technology will prevent misappropriation of the technology. Our services are highly dependent upon our technology and the scope and limitations of our proprietary rights therein. If our assertion of proprietary rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected. In order to protect our technology, we rely on a combination of patents, copyrights, and trade secret laws, as well as certain customer licensing agreements, employee and customer confidentiality and non-disclosure agreements, and other similar arrangements. Loss of such protection could compromise any advantage obtained and, therefore, impact our sales, market share, and results. To the extent that our licensees develop inventions or processes independently that may be applicable to our hardware solutions and services, disputes may arise as to the ownership of the proprietary rights to this information. These inventions or processes will not necessarily become our property, but may remain the property of these licensees or their full-time employers. We could be required to make payments to the owners of these inventions or processes, in the form of either cash or equity, or a combination of both.

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

Several of our competitors have obtained and can be expected to obtain patents that cover hardware solutions and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all patents containing claims that may pose a risk of infringement by its hardware solutions and services. In addition, in some cases, patent applications in the United States are kept confidential until a patent is issued and, accordingly, we cannot fully evaluate the extent to which our hardware solutions and services may infringe on future patent rights held by others.

Even with technology that we develop independently, a third party may claim that we are using inventions covered by their patents and may go to court to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our hardware solutions and services. Furthermore, because of technological changes in the M2M industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our hardware solutions, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is a significant business risk, and some entities are pursuing a litigation strategy the goal of which is to monetize otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing such rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain hardware solutions and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on our financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

Because our stock is held by a relatively small number of investors and is thinly traded, it may be more difficult for shareholders to sell our shares or buy additional shares when they desire and share prices may be volatile.

Our common stock is currently listed on the NASDAQ. Our stock is thinly traded and we cannot guarantee that an active trading market will develop, or that it will maintain its current market price. A large number of shares of our common stock are held by a small number of investors. An attempt to sell a large number of shares by a large holder could materially adversely affect the price of our stock. In addition, it may be difficult for a purchaser of our shares of our common stock to sell such shares without experiencing significant price volatility. Because our shares are thinly traded, in some cases attempts to sell a large number of shares may be unsuccessful at any price due to insufficient buy side demand to complete a sell side trade.

The exercise or conversion of outstanding stock options and stock appreciation rights into common stock will dilute the percentage ownership of our other shareholders and the sale of such shares may adversely affect the market price of our common stock.

As of March 4, 2015, there are outstanding stock options and stock appreciation rights to purchase an aggregate of approximately 1.3 million shares of our common stock and more stock options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants. We may issue additional warrants in connection with acquisitions, borrowing arrangements or other strategic or financial transactions. The exercise of outstanding stock options, stock appreciation rights and warrants will dilute the percentage ownership of our other shareholders. The exercise of these stock options, stock appreciation rights and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

The structure of our company limits the voting power of our stockholders and certain factors may inhibit changes in control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 19% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

Our articles of incorporation generally limit holdings by persons of our common stock to no more than 10% without prior approval by our Board. Except as otherwise permitted by the Board, no stockholder has the right to cast more than 10% of the total votes regardless of the number of shares of common stock owned. In addition, if a person acquires holdings in excess of this ownership limit, our Board may terminate all voting rights of the person during the time that the ownership limit is violated, bring a lawsuit against the person seeking divestiture of amounts in excess of the limit, or take other actions as the Board deems appropriate. Our articles of incorporation also have a procedure that gives us the right to purchase shares of common stock held in excess of the ownership limit. In addition, our articles of incorporation permit our Board to authorize the issuance of preferred stock without stockholder approval. Any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders. In addition to inhibiting changes of control, the provisions of our Articles of Incorporation may suppress the price of our shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Expiration
Atlanta, Georgia	Principal Executive Office – includes Network Services and Support, Engineering and Development, Sales and Marketing and General and Administrative	37,538	2022
Dallas, Texas	Network Services, Engineering and Development and Sales	13,256	2018
Alpharetta, Georgia	Network Services, Engineering and Development, Monitoring Operations Center and Sales	10,933	2017
Alpharetta, Georgia	Warehousing and Logistics	10,701	2020
Edmond, Oklahoma	Network Services and Sales/Support	1,000	2015

Bozeman, Montana	Network Services and Sales/Support	1,345	Month to Month

Doylestown, Pennsylvania	Sales and Administrative	905	2015

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

Item 3. Legal Proceedings.

As of December 31, 2014, we were not involved in any existing or pending material litigation.

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

Fiscal 2014	High	Low
First Quarter (January 1, 2014 to March 31, 2014)	$15.98	$10.42
Second Quarter (April 1, 2014 to June 30, 2014)	12.19	9.88
Third Quarter (July 1, 2014 to September 30, 2014)	11.94	9.70
Fourth Quarter (October 1, 2014 to December 31, 2014)	13.17	10.29

Fiscal 2013	High	Low
First Quarter (January 1, 2013 to March 31, 2013)	$13.86	$11.60
Second Quarter (April 1, 2013 to June 30, 2013)	12.75	8.85
Third Quarter (July 1, 2013 to September 30, 2013)	11.87	9.57
Fourth Quarter (October 1, 2013 to December 31, 2013)	13.99	10.75

On March 4, 2015, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $10.74 per share.

As of March 4, 2015, there were 110 holders of record of our Common Stock and 19.0 million shares of Common Stock outstanding. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of the cumulative total return for Common Stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, assuming (i) an investment of $100 in each, on December 31, 2008, the last trading day before the beginning of the Company’s six preceding years, and, (ii) in the case of the Indices, the reinvestment of all dividends.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2009
2010
2011
2012
2013
2014
NMRX
NASDAQ US Index
NASDAQ Telecom Index

SHAREHOLDER VALUE AT YEAR END						
	2009	2010	2011	2012	2013	2014
NMRX	100.00	201.05	191.40	305.58	301.16	257.21
NASDAQ US Index	100.00	116.92	114.81	133.08	184.07	208.73
NASDAQ Telecom Index	100.00	103.86	90.75	92.57	114.80	125.03

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

The following financial information was derived using the consolidated financial statements of Numerex Corp. The table lists historical financial data of the Company for each of the five years in the period ended December 31, 2014.

	As of and for the year ended December 31,
(in thousands except per share data)	2014(1)	2013	2012	2011	2010(2)
Statement of Operations Data
Net revenues	$93,869	$77,832	$65,032	$55,920	$58,243
Gross profit	43,264	32,140	27,875	24,903	25,657
Litigation settlement and related expenses	-	-	-	338	3,025
Operating income (loss)	2,115	(419)	2,967	1,697	(400)
Income (loss) from continuing operations before income taxes	2,655	(404)	2,131	1,498	(524)
Income tax expense (benefit) (3)	419	(2,369)	(4,902)	(62)	(144)
Income (loss) from continuing operations, net of income tax expense (benefit)	2,236	1,965	7,033	1,560	(380)
(Loss) income from discontinued operations, net of income taxes	(492)	(1,380)	132	294	-
Net income (loss)	1,744	585	7,165	1,854	(380)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$0.11	$0.46	$0.10	$(0.03)
(Loss) income from discontinued operations	(0.03)	(0.08)	0.00	0.02	0.00
Net income (loss)	$0.09	$0.03	$0.46	$0.12	$(0.03)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$0.10	$0.44	$0.10	$(0.03)
(Loss) income from discontinued operations	(0.03)	(0.07)	0.01	0.02	0.00
Net income (loss)	$0.09	$0.03	$0.45	$0.12	$(0.03)

Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$17,270	$25,603	$4,948	$9,768	$10,516
Total assets	130,943	101,290	72,147	61,428	57,146

Total debt and capital lease obligations (short and long term)	23,749	1,562	8,294	5,937	684
Shareholders’ equity	88,862	83,977	52,805	44,197	42,718

Cash Flow Data
Net cash provided by (used in) continuing operations	10,455	6,088	1,924	(1,722)	8,555

(1)
On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our results. The consolidated financial data, as reported and shown above, include results from Omnilink since the date of acquisition. Included in the 2014 financial data shown above are revenues, cost of revenues and gross profit related to Omnilink of $ 8.7 million, $3.8 million and $4.9 million, respectively.

(2)
In June 2014, we completed the sale and disposition of components of our business classified as discontinued operations. These components were classified as discontinued operations in June 2013, when we decided to exit certain businesses and related products that were not core to future business plans. All statement of operations and cash flow data presented for the years ended December 31, 2014, 2013, 2012 and 2011 reflect discontinued operations on a reclassified and segregated basis from continuing operations. Discontinued operations have not been reclassified for statement of operations and cash flow data presented for the year ended December 31, 2010. See Note C to the accompanying consolidated financial statements.

(3)	During the year ended December 31, 2013, we recognized a $2.4 million deferred income tax benefit from a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. During the year ended December 31, 2012, we recognized a deferred income tax benefit of $4.9 million from the release of a valuation allowance against certain deferred tax assets. See Note K to the accompanying consolidated financial statements.

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

Overview

We are a holding company that, acting through our subsidiaries, is one of the leading providers of on-demand and interactive M2M enterprise solutions with a presence predominately in North America. We incorporate the key M2M elements of Device (D), Network (N), and Application (A), to create packaged and custom designed M2M solutions for the enterprise and government markets nationwide. We refer to this combination as Numerex DNA.

On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our consolidated results. The consolidated financial data, as reported and shown above, include results from Omnilink. The purchase consideration was $37.5 million cash.

During the year ended December 31, 2014, we had revenues and net income from continuing operations of $93.9 million and $2.2 million, respectively. This compares with revenues and net income from continuing operations of $77.8 million and $2.0 million, respectively for the year ended December 31, 2013.

In recent years, we have embarked on a strategic transformation as advances in technology have changed the way our customers interact in their professional and personal lives and the way that businesses operate. To meet the changing needs of our customers and to address the changing technological landscape, we are focusing efforts on higher margin and growing areas of business.

Our strategy requires significant capital investment to develop and enhance our use of technology and to maintain our leadership position and competitive advantage in the markets we serve.

Subscription revenue is recognized monthly as services are provided and sales of embedded devices and hardware are recognized when title passes. Other upfront payment revenue is deferred and amortized on a straight line basis.

Due to fluctuations of the commencement of new contracts and renewal of existing contracts, we expect variability of sequential quarterly trends in revenues, margins and cash flows. Other factors contributing to sequential quarterly trends include usage, rate changes, and repricing of contract renewals and technology changes.

Historically, our revenues and expenses in the first quarter have been modestly affected by slowing of customer purchase activities during the holidays. As a result, historical quarterly fluctuations may not be indicative of future operating results.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s proprietary M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion.

The assets, liabilities and operating results of Omnilink are reflected in our condensed consolidated financial statements commencing from the merger date. Transaction costs associated with the merger of $1.0 million for the year ended December 31, 2014 have been recorded in general and administrative expense in the accompanying consolidated statement of income and comprehensive income.

As part of our effort to build and enhance our core business, we conduct ongoing business strategy reviews. During our review, we consider opportunities for growth in existing and new markets that may involve growth derived from both existing operations as well as from future acquisitions, if any. To the extent existing business lines and service offerings are not considered to be compatible with delivery of our core business services or with meeting our financial objectives, we may exit non-core lines of business or stop offering these services in part or in whole. As a result of the June 2013 decision to exit certain non-core businesses in 2013 and their subsequent reclassification to discontinued operations, we have a single reportable segment.

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

Results of Operations

The following table sets forth selected financial data from our consolidated statements of income and comprehensive income for the periods presented along with percentage change between the periods (dollars in thousands):

	For the years ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	% Change	% Change
Net revenue:
Subscription and support revenue	$65,020	$51,640	$43,067	25.9%	19.9%
Embedded devices and hardware sales	28,849	26,192	21,965	10.1%	19.2%
Total net revenue	93,869	77,832	65,032	20.6%	19.7%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support	25,371	21,754	17,955	16.6%	21.2%
Embedded devices and hardware	25,234	23,938	19,202	5.4%	24.7%
Gross profit	43,264	32,140	27,875	34.6%	15.3%
Gross profit %	46.1%	41.3%	42.9%
Operating expenses:
Sales and marketing	11,876	9,544	8,242	24.4%	15.8%
General and administrative	15,063	13,281	10,257	13.4%	29.5%
Engineering and development	8,009	4,915	3,096	63.0%	58.8%
Depreciation and amortization	6,201	4,819	3,313	28.7%	45.5%
Operating income (loss)	2,115	(419)	2,967	604.8%	-114.1%
Interest expense	798	304	336	162.5%	-9.5%
Other (income) expense, net	(1,338)	(319)	500	319.4%	-163.8%
Income (loss) from continuing operations before income taxes	2,655	(404)	2,131	757.2%	-119.0%
Income tax expense (benefit)	419	(2,369)	(4,902)	117.7%	-51.7%
Income from continuing operations, net of income taxes	2,236	1,965	7,033	13.8%	-72.1%
(Loss) income from discontinued operations, net of income taxes	(492)	(1,380)	132	nm	nm
Net income	$1,744	$585	$7,165	198.1%	-91.8%
Adjusted EBITDA(1)	$12,621	$8,353	$8,037	51.1%	3.9%

(1)	Refer to the section “Non-GAAP Financial Measures” for a discussion of these non-GAAP financial measures

Comparison of Fiscal Years Ended December 31, 2014 and December 31, 2013

During 2014, total revenue increased $16.0 million, or 20.6%, (including $8.7 million related to our recent business acquisition) to $93.9 million from $77.8 million for 2013. The increase is primarily attributable to the growth in M2M subscriptions which grew $13.4 million, or 25.9%, to $65.0 million from $51.6 million in 2013.

Embedded device and hardware revenue grew $2.7 million, or 10.1%, to $28.8 million in 2014 compared to $26.2 million recorded in 2013. The increase was primarily related to increased unit volume sales in our modules and security hardware, partially offset by a decrease in the sales volume of modems and tracking devices.

Total cost of revenue in 2014 increased $4.9 million, or 10.8%, (including $3.8 million related to our recent business acquisitions) to $50.6 million in 2014 from $45.7 million in 2013. Comprising that increase, the cost of revenue for subscription and support services increased $3.6 million, or 16.6%, to $25.4 million in 2014 compared to $21.8 million in 2013. Cost of revenue for embedded devices and hardware increased $1.3 million, or 5.4% to $25.2 million in 2014 compared to $23.9 million in 2013. The costs of revenues as a percent decreased as the increase in revenues per unit in 2014 versus 2013 rose. This resulted in the gross margin expansion described below.

In 2014, we increased our inventory reserve for obsolescence by $0.3 million for older technology products. The increase to our reserve during 2014 brought the balance of the reserve account to $1.4 million in the aggregate. We continue to monitor the valuation of our technologically older inventory and record reserves for obsolescence when appropriate. As circumstances change, we may record additional increases in the reserve for obsolescence in the future.

Total gross profit in 2014 increased $11.1 million, or 34.6% (including $4.9 million related to our recent business acquisition), to $43.3 million from $32.1 million. The year on year percentage increase in gross profit exceeded year on year revenue growth due to both revenue mix change and gross profit margin improvements within the product offerings. In 2014, subscription and support revenue represented 69.3% of revenues, up from 66.3% of revenues in 2013. Subscription and support revenues carried a 61.0% gross profit margin in 2014, up from a gross profit margin of 57.9% in 2013. We improved our gross profit margins on embedded devices and hardware revenues as well, which increased to 12.5% in 2014 versus 8.6% in 2013. Due to a revenue mix shift these relatively lower margin revenues represented only 30.7% of the total revenues in 2014 versus 33.7% of the total revenues in 2013. Gross profit margin improvements in both categories of revenue primarily resulted from operating leverage as we grew revenues faster than costs of revenues. The costs of revenues are those directly attributable to a service or product. These include, among others, salaries and wages, material supplies, content costs, equipment costs and costs to support our outsourcing contracts and technical functions.

Operating expense includes sales and marketing, general and administrative costs as well as engineering and development expenses and depreciation and amortization expense. In 2014, total operating expense increased $8.6 million, or 26.4%, to $41.1 million as compared to $32.6 million in 2013. This increase was primarily driven by increases in engineering and development and sales and marketing costs which increased $3.1 million (63.0%) and $2.3 million (24.4%), respectively in 2014 versus 2013.

The increase in engineering and development costs was primarily due to the Omnilink cost structure, with the balance being added employees and more contract labor for engineering and development associated with the Company’s activities tied to the migration path from 2G devices to 3G and 4G devices that carriers are shifting to within the next few years and enhancing other products and technology.

The year on year percentage increase in selling and marketing expense was slightly higher than revenue growth mostly due to having a full year of costs related to new positions added late in 2013 in product management and marketing which totaled $1.5 million annually. The recent acquisition also contributed to additional sales and marketing compensation of $0.6 million. The balance of the increase in selling and marketing expense was due to higher promotional costs in 2014 for attendance at additional trade shows.

General and administrative expense increased $1.8 million, or 13.4%, to $15.1 million in 2014, compared to $13.3 million in 2013. Excluding transaction and other infrequent costs of $1.1 million and $1.8 million incurred in 2014 and 2013, respectively, general and administrative expense in 2014 increased $2.4 million year on year, or 21.1%, primarily attributable to our recent acquisition. As a percentage of revenues, general and administrative expense excluding transaction and other infrequent costs remained consistent from 2013 to 2014 at 14.8%.

Depreciation and amortization expense in 2014 increased $1.4 million, or 28.7%, to $6.2 million compared to $4.8 million in 2013. The increase in depreciation and amortization included an additional $0.9 million due to recent business acquisition, with the remainder due to amortization of new intangibles; resulting from continued investment in internally developed software and network infrastructure equipment.

Other (income) expense, net includes $1.1 million for the year ended December 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million. See Note H.

We recorded tax expense of $0.4 million for the year ended December 31, 2014, compared to a tax benefit of $2.4 million for the year ended December 31, 2013.

Comparison of Fiscal Years Ended December 31, 2013 and December 31, 2012

During 2013, total revenue increased $12.8 million, or 19.7%, to $77.8 million from $65.0 million in 2012. The increase is primarily attributable to the growth in M2M subscriptions which grew $8.6 million, or 19.9%, to $51.6 million from $43.1 million in 2012. We added 485,000 net new subscriptions during 2013, bringing the year-end total to 2.2 million. Embedded device and hardware revenue grew $4.2 million, or 19.2%, to $26.2 million in 2013 compared to $22.0 million recorded in 2012. The increase was primarily related to a greater sales volume in our modules and security hardware, partially offset by a decrease in the sales volume of modems and tracking devices.

We have also offered modest promotional price discounts for our second generation (2G) and other older technology devices and hardware to maintain sales of those products as we continue to introduce new fourth generation (4G) products. Prices of other products and services have generally remained consistent with the prior year.

Total cost of revenue in 2013 increased $8.5 million, or 23.0%, to $45.7 million in 2013 from $37.2 million in 2013. Comprising that increase, the cost of revenue for subscription and support services increased $3.8 million, or 21.2%, to $21.8 million in 2013 compared to $18.0 million in 2012. That increase was primarily due to costs associated with higher recurring service revenue, specifically resulting in $3.4 million of costs of additional carrier fees tied to subscription growth. The increase also includes $0.4 million in colocation costs for a new redundant network site to support revenue growth and to ensure continued maximum service reliability for our customers.

Total gross profit in 2013 increased $4.3 million, or 15.3%, to $32.1 million from $27.9 million in 2013. The year on year decrease in gross profit margin resulted from decreases of profit margins of both subscription revenues and device and hardware revenues. In 2013, subscription and support revenue represented 66.3% of revenues, up from 66.2% of revenues in 2012. Gross profit margin declines in both categories of revenue primarily resulted from unit costs increasing faster than revenues. Also contributing to the decreased margin was the effect of the $0.5 million reserve for obsolete inventory which increased costs of hardware revenue. Excluding the effect of the inventory obsolescence reserve, the gross margin in 2013 would have been 10.5% rather than 8.6%. This adjusted margin is still less than the 12.6% gross margin achieved on these revenues in 2012.

Operating expense includes selling, marketing, general and administrative costs as well as engineering and development expenses and depreciation and amortization expense. In 2013, total operating expense increased $7.7 million, or 30.7%, to $32.6 million as compared to $24.9 million in 2012. The most significant causes for the increase were increases in general and administrative costs as well as engineering and development costs which rose $3.0 million (29.5%) and $1.8 million (58.8%), respectively in 2013 versus 2012.

Depreciation and amortization expense increased 45.5% to $4.8 million in 2013, compared to $3.3 million for the year ended December 31, 2012. The increase includes additional amortization of internally developed software and other acquired intangible assets of $1.0 million as well as continued investment in network infrastructure that increased depreciation expense $0.5 million.

Non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization expenses (EBITDA) and Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share are useful to and used by investors and other users of the financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods.

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

Adjusted EBITDA is calculated by excluding the effect of equity-based compensation and non-operational items from the calculation of EBITDA. Management believes that this measure provides additional relevant and useful information to investors and other users of our financial data in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.

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

Adjusted EBITDA excludes certain transaction and other costs related to our 2014 acquisition which costs included legal expense, due diligence costs and broker fees among other expenses.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	2014	2013	2012
Income from continuing operations, net of income tax benefit (GAAP)	$2,236	$1,965	$7,033
Depreciation and amortization	6,812	5,119	3,313
Interest expense and other non-operating (income) expense, net	(540)	(15)	836
Income tax expense (benefit)	419	(2,369)	(4,902)
EBITDA (non-GAAP)	8,927	4,700	6,280
Equity-based compensation	2,565	1,879	1,388
Infrequent or unusual items, including transaction and other costs	1,129	1,774	369
Adjusted EBITDA (non-GAAP)	$12,621	$8,353	$8,037

Income from continuing operations, net of income tax benefit, per diluted share (GAAP)	$0.12	$0.10	$0.44
EBITDA per diluted share (non-GAAP)	0.46	0.25	0.39
Adjusted EBITDA per diluted share (non-GAAP)	0.66	0.44	0.50

Weighted average shares outstanding in computing diluted earnings per share	19,268	18,950	16,014

Infrequent or unusual items, including transaction and other costs, for the year ended December 31, 2014 includes merger-related expenses. The year ended December 31, 2013 includes temporarily higher carrier fees and acquisition-related expenses.

Consolidated Financial Condition (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flow provided by (used in) continuing operations
Operating activities	$10,456	$6,088	$1,924
Investing activities	(41,424)	(5,862)	(6,452)
Financing activities	22,493	20,347	150
(Decrease) increase in cash and cash equivalents	$(8,475)	$20,573	$(4,378)

We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. Our sources of funds, principally from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operations and investing requirements.

The cash portion of the purchase consideration for the 2014 acquisition was funded, in part, through third party indebtedness. We expect our normal capital spending requirements will continue to be financed primarily through internally generated funds.

Our cash and cash equivalents are held mostly in domestic accounts and, accordingly, we do not have material exposure to foreign currency fluctuations.

Net cash used in discontinued operations for the year ended December 31, 2014 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations was eliminated following their disposal.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities in 2014 increased by $4.4 million primarily due to higher earnings and improved working capital levels.

Net cash provided by operations in 2013 increased by $4.2 million primarily due to income from operations and realized tax benefits during the year.

Cash Flows Used in Investing Activities

In 2014, we invested $41.4 million primarily comprised of $37.3 million net cash used to acquire Omnilink through a merger transaction, $2.2 million to purchase property and equipment, and $3.3 million to purchase other intangible assets, primarily development costs for software. The cash paid for these investments was primarily funded from third party (SVB) bank loan indebtedness ($25.0 million). The balance of the cash needed to complete the purchase price consideration was funded from the proceeds from the 2013 underwritten offering and by cash generated by operations. These investment outflows were partially offset by proceeds from the sale on an investment which generated $1.3 million.

In 2013, we invested $5.9 million comprised of $3.4 million for the investment in software development, $2.8 million for the acquisition of the assets of a small provider of environmental monitoring and wireless remote control and $1.0 million for the purchase of equipment. These investment outflows were partially offset by inflows of $1.4 million related to proceeds from the sale of equipment and the sale of an investment.

Liquidity and Capital Resources

We had working capital of $23.7 million as of December 31, 2014, compared to $34.9 million as of December 31, 2013. We had cash balances of $17.3 million and $25.6 million as of December 31, 2014 and 2013, respectively, and available credit of $5.0 million and $15.0 million as of December 31, 2014 and 2013, respectively. In 2014, we invested $37.3 million for a business merger transaction as well as investing $5.4 million in capital expenditures to further benefit the Company.

In January 2013, we raised net proceeds of $27.7 million from a public offering of our common stock. We used $6.5 million of the proceeds to repay all outstanding amounts of principal and accrued interest owed to Silicon Valley Bank in January 2013.

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was entered into by the  Company in contemplation of the cash funding required in connection with our acquisition of Omnilink (see Note B – Merger and Acquisition) and to provide additional funding as needed for future capital investments for the business. In that regard, the Loan Agreement provides for $30 million of aggregate credit which is comprised of a $25 million term loan that was specifically structured and designated as funds to be borrowed and used by the Company toward payment of cash purchase consideration for the Omnilink transaction and an additional $5 million revolving line of credit for general corporate needs.

The maturities for both the term and revolving credit facilities contemplated in the Loan Agreement are May 5, 2019. As is typical in the case of term loan structures, the Loan Agreement provides for mandatory scheduled quarterly payments of principal as set forth in the table below that will cumulatively have the effect of repaying 80%, or $20 million, of the principal borrowed before the maturity date in May, 2019. The remaining principal of $5 million will be due at maturity if not otherwise repaid earlier by way of voluntary Permitted Prepayments or by mandatory Excess Cash Flow Recapture Payments (as defined in the Loan Agreement).

Loan Agreement Principal Repayment Schedule

	Quarterly	Annually
June 2014 - March 2015	$625,000	$2,500,000
June 2015 - March 2016	937,500	3,750,000
June 2016 - March 2017	937,500	3,750,000
June 2017 - March 2018	1,250,000	5,000,000
June 2018 - March 2019	1,250,000	5,000,000
Outstanding balance due May 2019	-	5,000,000

Our obligations under the Loan Agreement are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from paying dividends. The Loan Agreement contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, any outstanding obligations under the Loan Agreement may be accelerated. We were in compliance with all of the Bank’s financial covenants at December 31, 2014.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2014. Additional details regarding these obligations are provided in the accompanying notes to our consolidated financial statements (in thousands).

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan(1)	$25,368	$4,530	$9,550	$11,288	$-
Promissory note(2)	482	482	-	-	-
Capital lease obligations(3)	157	157	-	-	-
Operating lease obligations(4)	10,154	1,514	3,097	2,523	3,020
Purchase commitments(5)	5,416	5,416	-	-	-
Total(6)	$41,577	$12,099	$12,647	$13,811	$3,020

(1)
Amounts represent future principal and interest payments at 2.75%, which is an interest rate based on LIBOR plus a margin. Payments due in less than one year include excess cash flow recapture. See Note M to the accompanying consolidated financial statements.

(2)	Amounts represent future principal and interest payments at a 4.25% interest rate.
(3)	Amounts represent future minimum lease payments under non-cancelable capital leases for networking and computer equipment.
(4)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.
(5)	Amounts represent future obligations to purchase inventory.
(6)
Liabilities of approximately $0.1 million related to Accounting Standards Codification Subtopic 740-10, Income Taxes have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note K to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Subscription fees are based on the number of devices (subscriptions) on our integrated M2M horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fees also include volume-based excess message, network usage and other activity that are recognized as revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include set-up fees which are typically deferred and recognized ratably over the estimated life of the subscription. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets and recognized in the period revenue is recognized. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

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

Equity-Based Compensation

Compensation includes equity-based awards recorded and recognized using fair value. Recognition of expense is net of an estimated forfeiture rate, recognizing compensation costs for only those awards expected to vest over the requisite service period of the awards. Determining fair value requires estimates and involves use of subjective assumptions; including assumptions on stock price volatility and achievement of market exercise criteria for certain performance based awards. Stock price volatility estimates are based primarily on historical volatility over comparable periods.

Allowance for Uncollectible Accounts Receivable

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for uncollectible accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base. Significant management judgments and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. Changes in economic conditions could significantly affect our collection efforts and results of operations, particularly in the form of bad debts on the part of our customers.

Inventory and Reserves for Excess, Slow-Moving and Obsolete Inventory

We value our inventory at the lower of first-in, first-out (FIFO) cost or market. We continually evaluate the composition of our inventory and estimate potential future excess, obsolete and slow-moving inventory. We specifically identify obsolete hardware for reserve purposes and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory. Significant management judgments and estimates must be made and used in connection with establishing inventory reserves in any accounting period. If we are not able to achieve our expectations of the net realizable value of the inventory at its current carrying value, we adjust our reserves accordingly.

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

Goodwill and trade names are not amortized, but are subject to an annual impairment assessment performed at the reporting unit level. Goodwill and trade names must be assessed more frequently if indicators of impairment are identified. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill or the trade name(s) is less than its carrying amount. We assess goodwill for four separate reporting units, all of which are components of our single reportable operating segment. We elected to change our annual goodwill impairment testing measurement date from December 31 to October 1 effective October 1, 2013, primarily to correspond to our annual strategic, financial planning and budgeting processes. The change in annual testing dates did not affect our financial results for any interim period or the year ended December 31, 2013.

Our annual assessment of goodwill includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. We estimate fair value using discounted cash flow models and compare the aggregate fair value of the reporting units to our carrying values. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

Our assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuation. These estimates and assumptions primarily include, but are not limited to, projected results of operations and cash flows; discount rates; terminal growth rates; and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future. We considered the effect of a 1% decrease in growth rate coupled with a 1% increase in the discount rate for each of our four reporting units. This hypothetical change did not affect the results for any of our reporting units except for the reporting unit related to our most recent acquisition, Omnilink. However, since we only recently completed the acquisition, we concluded that our estimated value is appropriate and consistent with our overall valuation and that goodwill is not impaired.

We did not identify any impairment as a result of our annual October 1, 2014 assessment. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. We considered the likelihood of triggering events that might cause us to reassess goodwill on an interim basis and concluded that none had occurred subsequent to October 1, 2014.

Other intangible assets, including patents, acquired intellectual property and customer relationships, have finite lives and we record these assets at cost less accumulated amortization.  We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which are 7 to 16 years for patents and acquired intellectual property and 4 to 11 years for customer relationships.  We assess other intangible assets and long-lived assets for impairment on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist.  Any assessment for impairment is based on estimated future cash flows directly associated with the asset or asset group.  If we determine that the carrying value is not recoverable, we may record an impairment charge; reduce the estimated remaining useful life or both.  We concluded that no impairment indicators existed to cause us to reassess our other intangible assets during the year ended December 31, 2014.

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

Deferred tax assets are required to be reduced by a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating the ability to recover the deferred tax assets, in full or in part, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we consider assumptions for the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Actual operating results and the underlying amount and category of income in future years could differ materially from our current assumptions, judgments and estimates of recoverable net deferred tax assets.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income in the consolidated statements of income and comprehensive income and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the fiscal year ended December 31, 2014.

Interest Rate Risk

We are exposed to changes in interest rates on our revolving line of credit, long term debt and current portion of our long term debt that carry floating rate interest and which represented 98% of our debt as of December 31, 2014. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,270	$25,603
Accounts receivable, less allowance for doubtful accounts of $1,106 and $674	12,287	9,385
Financing receivables, current	1,595	1,223
Inventory, net of reserve for obsolescence	8,410	8,315
Prepaid expenses and other current assets	2,329	1,833
Deferred tax assets, current	3,161	2,742
Assets of discontinued operations	-	840
TOTAL CURRENT ASSETS	45,052	49,941

Financing receivables, less current portion	2,984	3,029
Property and equipment, net of accumulated depreciation and amortization	4,889	3,125
Software, net of accumulated amortization	6,106	6,381
Other intangible assets, net of accumulated amortization	19,163	5,617
Goodwill	44,548	26,941
Deferred tax assets, less current portion	5,616	3,958
Other assets	2,585	2,298
TOTAL ASSETS	$130,943	$101,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,257	$9,953
Accrued expenses and other current liabilities	2,471	2,004
Deferred revenues	2,258	1,894
Current portion of long-term debt	4,251	633
Obligations under capital lease	148	306
Liabilities of discontinued operations	-	207
TOTAL CURRENT LIABILITIES	21,385	14,997

Long-term debt, less current portion	19,350	475
Obligations under capital lease, less current portion	-	148
Other liabilities	1,346	1,693
TOTAL LIABILITIES	42,081	17,313

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,284 and 20,069 issued; 18,992 and 18,828 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	99,056	95,777
Treasury stock, at cost, 1,292 and 1,241 shares	(5,352)	(5,238)
Accumulated other comprehensive loss	(48)	(24)
Accumulated deficit	(4,794)	(6,538)
TOTAL SHAREHOLDERS’ EQUITY	88,862	83,977
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,943	$101,290

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Net revenues:
Subscription and support revenues	$65,020	$51,640	$43,067
Embedded devices and hardware	28,849	26,192	21,965
Total net revenues	93,869	77,832	65,032
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	25,371	21,754	17,955
Embedded devices and hardware	25,234	23,938	19,202
Gross profit	43,264	32,140	27,875
Operating expenses:
Sales and marketing	11,876	9,544	8,242
General and administrative	15,063	13,281	10,257
Engineering and development	8,009	4,915	3,096
Depreciation and amortization	6,201	4,819	3,313
Operating income (loss)	2,115	(419)	2,967
Interest expense	798	304	336
Other (income) expense, net	(1,338)	(319)	500
Income (loss) from continuing operations before income taxes	2,655	(404)	2,131
Income tax expense (benefit)	419	(2,369)	(4,902)
Income from continuing operations, net of income taxes	2,236	1,965	7,033
(Loss) income from discontinued operations, net of income taxes	(492)	(1,380)	132
Net income	1,744	585	7,165
Other items of comprehensive income, net of income taxes:
Foreign currency translation adjustment	(24)	(16)	5
Comprehensive income	$1,720	$569	$7,170

Basic earnings per share:
Income from continuing operations	$0.12	$0.11	$0.46
(Loss) income from discontinued operations	(0.03)	(0.08)	0.00
Net income	$0.09	$0.03	$0.46

Diluted earnings per share:
Income from continuing operations	$0.12	$0.10	$0.44
(Loss) income from discontinued operations	(0.03)	(0.07)	0.01
Net income	$0.09	$0.03	$0.45

Weighted average shares outstanding used in computing earnings per share:
Basic	18,922	18,413	15,412
Diluted	19,268	18,950	16,014

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2012	16,691	$66,634	$(8,136)	$(13)	$(14,288)	$44,197
Issuance of shares in connection with acquisition	42	476	-	-	-	476
Equity-based compensation expense	54	1,388	-	-	-	1,388
Equity-based compensation plan activity	339	589	-	-	-	589
Value of shares retained to pay employee taxes	-	(1,202)	-	-	-	(1,202)
Exercise of warrants	45	187	-	-	-	187
Translation adjustment	-	-	-	5	-	5
Net income	-	-	-	-	7,165	7,165
Balance at December 31, 2012	17,171	68,072	(8,136)	(8)	(7,123)	52,805
Sale of shares, net of issuance costs and expenses	2,662	27,731	-	-	-	27,731
Issuance of shares in connection with acquisition	74	925	-	-	-	925
Equity-based compensation expense	190	1,879	-	-	-	1,879
Equity-based compensation plan activity	201	341	-	-	-	341
Value of shares retained to pay employee taxes	-	(466)	-	-	-	(466)
Exercise of warrants	92	193	-	-	-	193
Retirement of treasury shares	(321)	(2,898)	2,898	-	-	-
Translation adjustment	-	-	-	(16)	-	(16)
Net income	-	-	-	-	585	585
Balance at December 31, 2013	20,069	95,777	(5,238)	(24)	(6,538)	83,977
Equity-based compensation expense	1	2,565	-	-	-	2,565
Equity-based compensation plan activity	214	867	-	-	-	867
Value of shares retained to pay employee taxes	-	(153)	(114)	-	-	(267)
Translation adjustment	-	-	-	(24)	-	(24)
Net income	-	-	-	-	1,744	1,744
Balance at December 31, 2014	20,284	$99,056	$(5,352)	$(48)	$(4,794)	$88,862

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$1,744	$585	$7,165
Less (loss) income from discontinued operations, net of income taxes	(492)	(1,380)	132
Income from continuing operations, net of income taxes	2,236	1,965	7,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,812	5,119	3,442
Equity-based compensation expense	2,565	1,879	1,388
Deferred income taxes	365	(2,128)	(4,872)
Bad debt expense	392	444	188
Inventory reserves	544	807	148
Gain on sale of cost method investment	(1,109)	(328)	-
Other non-cash expense	98	79	93
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(1,034)	(3,201)	(3,405)
Inventory, net	233	(1,625)	(633)
Accounts payable	665	1,477	(670)
Deferred revenue	154	508	(46)
Other	(1,465)	1,092	(742)
Net cash provided by operating activities	10,456	6,088	1,924
Cash flows from investing activities:
Net cash paid for acquisition	(37,287)	(2,794)	(2,000)
Purchases of property and equipment	(2,209)	(1,004)	(1,679)
Purchases of intangible and other assets	(3,237)	(3,430)	(2,773)
Proceeds from sale of cost basis investment	1,309	650	-
Proceeds from sale-leaseback of equipment	-	716	-
Net cash used in investing activities	(41,424)	(5,862)	(6,452)
Cash flows from financing activities:
Principal payments on debt	(2,508)	(7,186)	(2,306)
Fees paid for credit facility	(293)	-	(73)
Principal payments on capital lease obligations	(306)	(263)	(237)
Proceeds from underwritten offering, net of offering costs	-	27,731	-
Proceeds from long-term debt	25,000	-	3,000
Equity-based compensation plan activity	867	338	560
Payment of employee taxes on equity-based awards	(267)	(466)	(1,202)
Proceeds from exercise of warrants	-	193	187
Restricted cash	-	-	221
Net cash provided by financing activities	22,493	20,347	150
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	142	93	(221)
Cash used in investing activities	-	(11)	-
Net cash provided by (used in) discontinued operations	142	82	(221)
Net (decrease) increase in cash and cash equivalents	(8,333)	20,655	(4,599)
Cash and cash equivalents at beginning of year	25,603	4,948	9,547
Cash and cash equivalents at end of year	$17,270	$25,603	$4,948

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$703	$272	$271
Cash paid for income taxes	146	97	175
Disclosure of non-cash investing and financing activities:
Acquisition of property under capital lease	-	716	-
Capital expenditures in accounts payable	417	923	202
Common stock issued in connection with acquisition	-	925	476
Deferred payment issued in connection with acquisition	-	200	-
Promissory note issued in connection with acquisition	-	-	1,900
Managed services inventory transferred to fixed assets	1,739	-	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a leading provider of interactive and on-demand machine-to-machine (M2M) enterprise solutions enabling the Internet of Things (IoT). The Company provides its technology and services through its integrated M2M horizontal platforms, which are generally sold on a subscription basis. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software Applications that are delivered through our M2M platform. The Company also provides business services to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company’s focus on M2M data security, service reliability and around-the-clock support of its customers’ M2M solutions.

Basis of Presentation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Businesses to be divested are classified in the consolidated financial statements as either discontinued operations or held for sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations on the consolidated statements of income and comprehensive income and cash flows, respectively, for all periods presented. The gains or losses associated with these divested businesses are also recorded in discontinued operations in the consolidated statements of income and comprehensive income. Additionally, the accompanying notes do not include the assets, liabilities, or operating results of businesses classified as discontinued operations for all periods presented. As of June 30, 2014, we completed the divestiture of the businesses classified as discontinued operations. We have not had and do not expect to have any significant continuing involvement with these businesses following their divestiture.

Estimates and Assumptions

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, doubtful accounts, goodwill and intangible assets, expenses, accruals, equity-based compensation, income taxes, restructuring charges, leases, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Fair Value of Financial Instruments

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

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in step one of our goodwill impairment test.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts and financing receivables. We maintain our cash and overnight investment balances in financial institutions, which typically exceed federally insured limits. We had cash balances in excess of these limits of $17.0 million and $25.4 million at December 31, 2014 and 2013, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Concentration of credit risk with respect to accounts and financing receivables from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade receivables periodically. Our accounts and financing receivables are at risk to the extent that we may not be able to collect from some of our customers. See Notes E, F and Q for more information.

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

Subscription fees are based on the number of devices (subscriptions) on our integrated M2M horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fees also include volume-based excess network usage, messages and other activity that are recognized as revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include set-up fees which are deferred and recognized ratably over the estimated life of the subscription. Direct and incremental costs associated with deferred revenue are also deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets, and recognized in the period revenue is recognized. Unbilled revenue consists of earned revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of M2M devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers are recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded devices and hardware.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine if a multiple-element arrangement exists. For multiple-element revenue arrangements, we allocate arrangement consideration at the inception of an arrangement to all elements using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) our best estimate of the selling price, if neither vendor-specific nor third-party evidence is available. In most cases, vendor-specific objective evidence is available for us, as the vast majority of our business is either selling hardware or service on a standalone basis. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less at date of purchase to be cash equivalents. Cash equivalents consist of overnight repurchase agreements and amounts on deposit in foreign banks. We held $0.4 million and $0.2 million in foreign bank accounts at December 31, 2014 and 2013, respectively.

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

Financing Receivables

Financing receivables are due in installments. We evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of the accounts and write-offs, customer collection experience, the customer’s financial condition, known risk characteristics impacting the respective customer base, and other available economic conditions, to determine the appropriate allowance. Similar to accounts receivable, we typically do not require collateral. All amounts due at December 31, 2014 and 2013 were deemed fully collectible and an allowance was not necessary.

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

Inventories are valued at the lower of cost or market and consist of (1) security devices and (2) cellular M2M Modems and Modules and (3) satellite M2M Modems. Cost is generally determined on the first-in, first-out (FIFO) basis. Inbound freight costs, including raw material freight costs to contract manufacturers is recorded in inventory and these costs are recognized in cost of sales when the product is sold. Lower of cost or market value of inventory is determined at the product level and evaluated quarterly. Estimated reserves for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal.

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

Intangible Assets, Including Goodwill

Intangible assets consist of acquired customer relationships and intellectual property, patents and trademarks, and goodwill. These assets, except for goodwill and trade names, are amortized over their expected useful lives. Acquired customer relationships are amortized using the straight-line method over 4 to 11 years. Acquired intellectual property and patents are amortized using the straight-line method over 7 to 16 years, representing the shorter of their estimated useful lives or the period until the patent renews. Costs to maintain patents are expensed as incurred while costs to renew patents are capitalized and amortized over the remaining estimated useful lives.

Goodwill and trade names are not amortized but are subject to an annual impairment test, and more frequently if events or circumstances occur that would indicate a potential decline in its fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. The annual assessment of goodwill for impairment includes comparing the fair value of each reporting unit to the carrying value, referred to as step one. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, a second test is performed, referred to as step two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on the consolidated balance sheet, an impairment charge for the difference is recorded.

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

We elected to change our annual goodwill impairment testing measurement date from December 31 to October 1 effective October 1, 2013, primarily to correspond to our annual strategic, financial planning and budgeting processes. The change in annual testing dates did not affect our financial results for any interim period or the year ended December 31, 2013. We did not identify the need for any impairment as a result of our annual assessment. In addition, we assess on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset.

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

We conduct business globally and file income tax returns in the United States and in many state and certain foreign jurisdictions. We are subject to state and local income tax examinations for years after and including 1998. These tax years remain open due to the net operating losses generated in these years that have not been utilized as of the year ended December 31, 2014. Likewise, the existence of net operating losses from earlier periods could subject us to United States federal income tax examination for years including and after 2001, since such net operating losses have not been utilized as of the year ended December 31, 2014.

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at the period end spot exchange rates, and revenues and expenses are translated at estimated average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income in the consolidated statements of income and comprehensive income and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign operations are not significant to us for the years ended December 31, 2014, 2013 or 2012.

Engineering and Development

Engineering and development expenses that are not capitalizable as software development costs are charged to operations in the period in which they are incurred. Engineering and development costs consist primarily of salaries and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2014, 2013 and 2012, engineering and development costs recorded in operations were $8.0 million, $4.9 million and $3.1 million, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. For the years ended December 31, 2014, 2013 and 2012, advertising costs were approximately $0.9 million, $0.7 million and $0.8 million, respectively.

Reclassifications

Previously reported software and other intangible assets have been reclassified in the consolidated balance sheet to conform to the current period presentation.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance about disclosing an entity’s ability to continue as a going concern. The guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. We do not expect the adoption of this guidance to have a material impact on the company’s financial position or results of operations.

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for us prospectively for fiscal years, and interim reporting periods within those years, beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

NOTE B – MERGER AND ACQUISITIONS

2014 Merger

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged our wholly-owned subsidiary with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company.  The purchase price was $37.5 million cash.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The assets, liabilities and operating results of Omnilink are reflected in our consolidated financial statements commencing from the merger date. Transaction costs of $1.0 million for the year ended December 31, 2014 have been recorded in general and administrative expense in the accompanying consolidated statement of income and comprehensive income.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the closing date of the Omnilink merger (dollars in thousands):

		Estimated
	Fair Value	Useful Lives
Cash	$195	n/a
Accounts receivable	2,677	n/a
Inventory	873	n/a
Prepaid and other assets	377	n/a
Property and equipment	1,613	4(a)
Deferred tax asset	2,400	n/a
Customer relationships	6,056	11
Technology	4,998	14
Trade names	3,632	Indefinite
Goodwill	17,518	Indefinite
Total identifiable assets acquired	40,339

Accounts payable	(1,756)	n/a
Accrued expenses	(1,037)	n/a
Deferred revenue	(64)	n/a
Total liabilities assumed	(2,857)
Net assets acquired	$37,482

(a)	The weighted average remaining useful life for all property and equipment is approximately four years.

The above fair value purchase price allocations are provisional and subject to change. The total purchase consideration for the merger was allocated to identifiable assets purchased and liabilities assumed based on fair value. The estimated fair value attributed to intangible assets, other than Goodwill, was based on common valuation techniques. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. Given the scope of the operational integration and valuation efforts, as well as the complexity presented in the valuation of the tax effects related to tax attributes and other deferred tax items, the valuation of certain assets and liabilities is still being completed. The primary area that is not yet finalized relates to the calculation of deferred taxes and the corresponding effect on the residual value of goodwill. We have recorded estimated net deferred tax assets, pending finalization of Omnilink’s pre-acquisition income tax returns.

The gross amount of accounts receivable in the table above is $2.9 million. Based on the nature and financial strength of the customers, we expect to collect amounts due for the accounts receivable of $2.7 million. Our best estimate at the merger date of the contractual cash flows not expected to be collected is $0.2 million.

The residual allocation to goodwill results from such factors as an assembled workforce, expected significant synergies for market growth and profitability as well as Omnilink’s service and product lines contributing to our becoming the market leader in select M2M vertical markets. The total amount of goodwill will not be deductible for income tax purposes.

Unaudited Pro forma Results

The condensed consolidated statement of income for the year ended December 31, 2014 includes approximately $8.7 million of revenues contributed by Omnilink products and services for the period from May 5, 2014 through December 31, 2014. Immediately upon closing the merger, we began integrating Omnilink’s operations with our existing operations. As a result, the legacy and acquired businesses are now sharing various selling, general and administrative functions. Any measure of stand-alone profitability for Omnilink in the post-acquisition period is not material and cannot be calculated accurately due to the shared cost structure of the acquired and legacy businesses.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the unaudited pro forma consolidated net revenues, income (loss) from continuing operations before income taxes and net income (loss) for the year ended December 31, 2014 and 2013, based on the historical statements of operations of Numerex and of Omnilink, giving effect to the Omnilink merger and related financing as if they had occurred on January 1, 2013. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company (in thousands except per share data).

	Unaudited Pro Forma Results
	For the Years Ended December 31,
	2014	2013
Net revenues	$98,134	$90,628
Income (loss) from continuing operations, before income tax	2,719	(2,370)
Net income (loss)	2,147	(856)
Basic and diluted income (loss) per common share	0.11	(0.05)

The unaudited pro forma financial information above gives effect to the following:

●
Adjust depreciation expense for a 2014 net historical Omnilink reduction of $0.1 million and a 2013 net historical Omnilink reduction of $0.1 million for the effect of recording property and equipment at estimated fair value.

●	Adjust amortization expense for a 2014 net increase of $0.3 million and a 2013 net increase of $0.9 million for the effect of recording intangible assets at estimated fair value.
●
Adjust interest expense for a 2014 net increase of $0.1 million and a 2013 net increase of $0.6 million due to the repayment of Omnilink’s debt balances in conjunction with the merger and the merger-related debt incurred by Numerex and related amortization of deferred financing costs.

●
Adjust expense by $1.0 million to reclassify expense recorded for merger-related costs in the year ended December 31, 2014, to the year ended December 31, 2013, to reflect the expenses as of the pro forma merger date of January 1, 2013.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

2013 Acquisitions

On December 2, 2013, we acquired substantially all the assets, products and technologies of a small technology company that provided remote monitoring and management of bulk storage tanks. The acquisition expands the scope and scale of our capabilities in supply chain and remote monitoring markets. Total consideration was $2.8 million in cash (of which $0.2 million was paid on December 2, 2014).

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the allocation of the purchase price and a summary of estimated useful lives (dollars in thousands):

	Fair	Useful
	Value	Lives
Accounts receivable	$175	n/a
Inventory	78	n/a
Fixed assets	5	3
Software	110	3
Customer relationships	265	7
Other intangibles	389	3
Goodwill	1,612	Indefinite
Leases receivable	275	n/a
Accounts payable	(81)	n/a
Other liabilities	(11)	n/a
Net assets acquired	$2,817

The gross amount of leases receivable in the table above was $0.3 million. Based on the nature and financial strength of the lessees, we expect to fully collect all amounts due pursuant to the lease agreements.

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

The total purchase consideration for each of the 2013 acquisitions was allocated to identifiable assets purchased and liabilities assumed based on fair value. The fair values of intangible assets other than goodwill acquired in the two acquisitions were estimated using common valuation techniques. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs. The fair value of trademarks was based on an income approach with key assumptions including estimated royalty rates to license the trademarks from a third party. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover. Amortization expense related to the two acquisitions was less than $0.8 million from the date of their respective acquisitions.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No portion of the purchase price was allocated to goodwill in the February 2013 acquisition. The $1.6 million excess of the total consideration over the fair value of the net assets acquired in December 2013 was recorded as goodwill. Goodwill represents expected synergies between us and the acquired business and the value that the acquisition provides to support and widen our M2M platform capabilities in the supply chain and remote monitoring markets. Goodwill is expected to be fully deductible for tax purposes.

NOTE C – DISCONTINUED OPERATIONS

In June 2014, we completed the sale and disposition of components of our business classified as discontinued operations. These components were classified as discontinued operations in June 2013, when we decided to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core M2M communication products and services.

All assets and liabilities of the discontinued operations were reclassified into two line items, assets and liabilities of discontinued operations, and classified as current in the accompanying December 31, 2013 consolidated balance sheet. All revenue and expense of the discontinued operations were reclassified and presented in the accompanying consolidated statements of income and comprehensive income as results of discontinued operations, net of income taxes, after income from continuing operations, net of income tax benefit and before net income. Similarly, all cash flows of the discontinued operations were reclassified and presented in the accompanying consolidated statements of cash flows as cash flows from discontinued operations.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 30, 2014, we completed the sale of all of the capital stock of BNI and the disposition of the remaining discontinued operations. The following table presents the financial results of the discontinued operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues from discontinued operations	$207	$1,163	$1,708
(Loss) income from discontinued operations before income taxes	(285)	(1,567)	225
Income tax (benefit) expense	(127)	(187)	93
(Loss) income from discontinued operations, net of income taxes	(158)	(1,380)	132
Loss on disposal of subsidiary included in discontinued operations	(309)	—	—
Loss on dissolution of subsidiaries included in discontinued operations	(25)	—	—
Net (loss) income from discontinued operations	$(492)	$(1,380)	$132

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There are no assets or liabilities reported as discontinued operations as of December 31, 2014 due to our disposal of all discontinued operations. The following table summarizes the assets and liabilities reported as discontinued operations as of December 31, 2013 (in thousands):

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

NOTE D – FAIR VALE MEASUREMENTS

We account for certain assets at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Assets measured at fair value on a recurring basis comprise only investments in short-term US Treasury Funds of $17.2 million and $17.6 million as of December 31, 2014 and 2013, respectively. The investments are included in cash and cash equivalents in the consolidated balance sheets and are categorized as Level 1 measurements in the fair value hierarchy. We do not have any liabilities measured at fair value on a recurring basis.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable and related allowance for doubtful accounts consisted of the following (in thousands):

	As of December 31,
	2014	2013
Accounts receivable	$12,997	$9,521
Unbilled accounts receivable	396	538
Allowance for doubtful accounts	(1,106)	(674)
	$12,287	$9,385

NOTE F – FINANCING RECEIVABLES

We lease certain hardware devices to a small number of hardware distributors under sales-type leases expiring in various years through 2018. These receivables typically have terms ranging from two to four years and bear interest at 2%. Because the devices are not functional on our network without an active service agreement with us, we can de-activate devices for non-payment, and have therefore established a history of successfully collecting amounts due under the original payment terms without making concessions to customers. In addition, our long-standing relationships with these high credit quality customers support our assertion that revenues are fixed and determinable and probable of collection. Financing receivables also include leases acquired in a recent business combination. The acquired leases are also with high credit quality customers and have terms ranging from four to five years and bear interest at 7% to 8%. See Note B.

The components of lease receivables were as follows (in thousands):

	As of December 31,
	2014	2013
Total minimum lease payments receivable	$4,785	$4,338
Unearned income	(206)	(86)
Present value of future minimum lease payments receivable	4,579	4,252
Less current portion	(1,595)	(1,223)
Amounts due after one year	$2,984	$3,029

Future minimum lease payments to be received subsequent to December 31, 2014 are as follows (in thousands):

2015	$1,709
2016	1,535
2017	1,120
2018	416
2019	5
$4,785

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We utilize historical collection experience from our population of similar customers to establish any allowance for credit losses. Financing receivables are placed in non-accrual status after 60 days of nonpayment and written off only after we have exhausted all collection efforts. We have been successful collecting financing receivables and consider the credit quality of such arrangements to be good. We have not experienced any material credit losses for any period in the three years ended December 31, 2014. Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. As of December 31, 2014, there were no financing receivables past due more than 30 days.

NOTE G – INVENTORY

Inventory consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$2,228	$1,503
Finished goods	7,579	7,922
Reserve for obsolescence	(1,397)	(1,110)
	$8,410	$8,315

NOTE H – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid expenses	$1,358	$1,223
Deferred costs	578	488
Other	393	122
	$2,329	$1,833

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid carrier fees	$1,860	$1,658
Deferred activation fees	310	168
Deferred financing fees	260	104
Deposits	155	168
Cost method investment	-	200
	$2,585	$2,298

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2011, we purchased and installed telecommunication infrastructure equipment and related equipment to improve the capacity and functionality of our devices operating on one of our carrier networks. To comply with the needs of one of our carriers and in exchange for more favorable carrier fees, we transferred the legal right to the equipment to the vendor. Thus, our existing agreement with this vendor was amended to provide for the new carrier fees and the legal transfer of the equipment. We accounted for this transaction as a non-monetary exchange. The $2.2 million cost of the equipment was determined to be its fair value and we recorded this transaction by transferring the equipment cost to prepaid carrier fees. The prepaid expense is being amortized in cost of sales for subscription and support revenue on a straight-line basis over the term of the agreement, which is ten years.

During 2014, we made a prepayment of $0.4 million to license additional network access on one of our carrier networks. This prepayment is also included in prepaid carrier fees and is being amortized in cost of sales for subscription and support revenue on a straight line basis over the term of the agreement, which is seven years.

The cost method investment represented a minority interest of less than 20% in a privately-held business. In February 2014, we sold the investment for net proceeds of $1.3 million resulting in a pre-tax gain of $1.1 million.

NOTE I – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2014	2013
Computer, network and other equipment	$7,630	$4,196
Furniture and fixtures	746	600
Leasehold improvements	328	208
Total property and equipment	8,704	5,004
Accumulated depreciation and amortization	(3,815)	(1,879)
	$4,889	$3,125

Depreciation and amortization expense for property and equipment, including assets recorded as capital leases, was $1.6 million, $1.1 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012 respectively. Assets recorded as capital leases included $0.7 million in computers, network and other equipment and $0.4 million in accumulated depreciation and amortization at December 31, 2014.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of December 31, 2014				As of December 31, 2013
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	2.5	$11,176	$(6,409)	$4,767	$8,836	$(3,706)	$5,130
Software in development	n/a	1,339	-	1,339	1,251	-	1,251
Total software		12,515	(6,409)	6,106	10,087	(3,706)	6,381
Licenses	0.5	12,763	(11,886)	877	12,646	(11,415)	1,231
Customer relationships	8.5	8,287	(1,359)	6,928	2,231	(602)	1,629
Technologies	13.3	4,998	(237)	4,761	-	-	-
Patents and trademarks	4.1	3,343	(1,657)	1,686	2,846	(1,172)	1,674
Trade names	Indefinite	3,632	-	3,632	-	-	-
Other	n/a	1,279	-	1,279	1,083	-	1,083
Total other intangible assets		34,302	(15,139)	19,163	18,806	(13,189)	5,617
		$46,817	$(21,548)	$25,269	$28,893	$(16,895)	$11,998

Remaining useful lives in the preceding table were calculated on a weighted average basis as of December 31, 2014. We did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2014. Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $4.6 million, $3.8 million, and $2.6 million, respectively. In addition, $0.3 million, $0.2 million and $0.2 million of amortization of intangible assets is recorded in cost of subscription and support revenue in the accompanying consolidated statement of income and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, we have capitalized approximately $2.0 million and $1.8 million, respectively of internally generated software development costs. Amortization of capitalized software development costs for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $1.1 million and $1.0 million, respectively included in total amortization disclosed above.

We expect amortization expense for the next five years to be as follows based on intangible assets as of December 31, 2014 (in thousands):

2015	$4,621
2016	3,241
2017	2,050
2018	1,516
2019	1,253
Thereafter	6,338
$19,019

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill

The carrying amount of goodwill for each of the two years for the period ended December 31, 2014 is as follows (in thousands):

January 1, 2013	$25,418
Acquisition	1,523
December 31, 2013	26,941
Measurement period adjustment	89
Acquisition	17,518
December 31, 2014	$44,548

Acquisition related goodwill additions were the result of the Omnilink merger. See Note B.

The measurement period adjustment is related to lease receivables on the opening balance sheet of our December 2013 acquisition with no effect on the statement of income and an immaterial effect on the associated balance sheet captions.

Our gross goodwill balance as of December 31, 2014 and 2013 was $48.9 million and $31.3 million, respectively. Accumulated impairment losses were $4.4 million as of both December 31, 2014 and 2013. We have not recorded any goodwill impairment losses in continuing operations for the years ended December 31, 2014 and 2013.

NOTE K – INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	For The Years Ended December 31,
	2014	2013	2012
Current:
Federal	$73	$(183)	$(19)
State	38	22	30
Reserve	(57)	(80)	(41)
Deferred:
Federal	546	(2,033)	(4,502)
State	(181)	(95)	(370)
	$419	$(2,369)	$(4,902)

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income taxes recorded by us differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax provision (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income and comprehensive income for the respective periods (in thousands):

	For The Years Ended December 31,
	2014	2013	2012
Income tax expense (benefit) computed at
U.S. corporate tax rate of 34%	$903	$(137)	$725
Adjustments attributable to:
Deferred balance adjustments	-	(1,893)	-
Valuation allowance	1,077	-	(5,545)
Income tax payable adjustments	-	(71)	-
State income tax	24	(73)	24
Reserve for uncertain tax positions	(57)	(80)	(41)
Non-deductible expenses	(1,575)	(97)	(56)
Other	47	(18)	(9)
	$419	$(2,369)	$(4,902)

During the year ended December 31, 2013, we recorded a deferred income tax benefit of $2.4 million primarily consisting of a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary.

During the year ended December 31, 2012, we determined that it would be more likely than not that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our sustained profitable operating performance over the three years ending December 31, 2012 and continued expectations for future income. Accordingly, we released our valuation allowance against these items. During the year ended December 31, 2014, we determined that it would be more likely than not, that certain additional state net operating losses would also be recoverable. We continue to maintain a valuation allowance against certain other deferred tax assets that we determined we will likely not utilize before expiration. Deferred tax assets still subject to a valuation allowance include certain state net operating losses, tax credits, capital loss carryforward and foreign net operating losses. As a result of the release of the valuation allowances we recognized a deferred tax benefit of $0.2 million and $4.8 million during the years ended December 31, 2014 and 2012, respectively. Additionally, the valuation allowance increased by $1.3 million due to a capital loss carryforward for the year ended December 31, 2014.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Current deferred tax asset:
Inventories	$549	$438
Accruals	417	145
Federal and state net operating loss carryforwards	2,380	2,463
Other	495	318
Valuation allowance	(680)	(622)
	3,161	2,742

Non-current deferred tax asset
Equity-based compensation	2,030	1,357
Difference between book and tax basis of property	(305)	(111)
Intangible assets	(3,698)	621
Federal, state and foreign net operating loss carry forwards	8,694	1,763
Tax credit carry forward	1,323	1,251
Valuation allowance	(2,428)	(923)
	5,616	3,958
Net deferred tax assets	$8,777	$6,700

The increase in deferred tax assets related to federal and state net operating loss carry forwards is primarily due to acquiring $22.3 million in net operating losses in our merger with Omnilink on May 5, 2014. Net operating loss carryforwards available at December 31, 2014; expire as follows (in thousands):

		Year of
	Amount	Expiration

Federal net operating losses	$25,000	2023-2035
State net operating losses	63,000	2015-2035
Alternative minimum tax credit carryforward	810	n/a
General business credit carryforward	510	2018-2031

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2002 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years as early as 1998, in which net operating losses were generated, remain open for examination by the tax authorities.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2014, we recorded a net decrease to the liability for unrecognized tax benefits of $0.1 million in income tax benefit. This amount is comprised of tax benefits recognized on the settlement of certain prior period state tax matters and the corresponding accrual of estimated penalties and interest. Our total unrecognized tax benefits as of December 31, 2014 were approximately $0.1 million including estimated penalties and interest. We anticipate a decrease to the balance of total unrecognized tax benefits of less than $0.1 million within the next 12 months. Our effective tax rate will be favorably affected if we are able to recognize these tax benefits.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, and excludes interest and penalties (in thousands):

	2014	2013
Balance at January 1	$102	$159
Decreases as a result of positions taken during prior periods	(48)	(57)
Balance at December 31	$54	$102

NOTE L – OTHER LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2013
Payroll related	$696	$1,269
Accrued expenses	1,775	735
	$2,471	$2,004

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2013
Deferred revenue	$414	$560
Deferred rent	932	1,133
	$1,346	$1,693

NOTE M – DEBT

Debt consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Note payable to Silicon Valley Bank, with interest at our option of prime rate or LIBOR rate plus margin.	$23,125	$-
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment, due September 2015	476	1,108
	23,601	1,108
Less current portion of long-term debt	4,251	633
Noncurrent portion of long-term debt	$19,350	$475

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). As of December 31, 2014 there was $5.0 million available under the revolving line of credit. The proceeds from the term loan were used to finance the Omnilink merger. See Note B – Merger and Acquisitions.

The maturity date of the loan is May 5, 2019 with regular required quarterly principal payments which began June 30, 2014 as set forth in the table below. The remaining principal of $5 million will be due at maturity if not otherwise repaid earlier by way of voluntary Permitted Prepayments or by mandatory Excess Cash Flow Recapture Payments (as defined in the Loan Agreement).

Loan Agreement Principal Repayment Schedule
	Quarterly	Annually
June 2014 - March 2015	$625,000	$2,500,000
June 2015 - March 2016	937,500	3,750,000
June 2016 - March 2017	937,500	3,750,000
June 2017 - March 2018	1,250,000	5,000,000
June 2018 - March 2019	1,250,000	5,000,000
Outstanding balance due May 2019	-	5,000,000

The interest rate applicable to amounts drawn pursuant to the Loan Agreement is currently 2.75% and is, at our option, determined by reference to the prime rate or LIBOR rate plus a margin established in the Loan Agreement. The Loan Agreement includes customary representations and warranties as well as affirmative and negative covenants.

Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from entering into any debt agreements senior to the Credit Facility and paying dividends. The Amended Loan Agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Credit Facility may be accelerated. We were in compliance with all of the Bank’s financial covenants at December 31, 2014.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. This Promissory Note is subordinate to the Credit Facility, bears interest at the greater of prime plus 1% or 4.25% (4.25% as of December 31, 2014) and is payable in monthly installments through September 2015. As of December 31, 2014, the balance outstanding on the Promissory Note was $0.5 million, all classified as current.

The future maturities are summarized as follows (in thousands).

2015	$4,251
2016	3,750
2017	4,688
2018	5,000
2019	5,912
$23,601

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – LEASES, COMMITMENTS AND CONTINGENCIES

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

During 2013, we entered into a sale leaseback arrangement for computer and network equipment having a value of $0.7 million and expiring in 2015. The arrangement was recorded as a capital lease because we retained the risks and benefits of the underlying assets. Future minimum capital lease payments and the present value of the net minimum lease payments for all capital leases as of December 31, 2014 are as follows (in thousands):

Total minimum lease payments	$158
Less amounts representing interest	(10)
Present value of future minimum lease payments, all current	$148

Operating Leases

We lease certain property and equipment under non-cancelable operating leases. The leases expire at various dates through 2022. Certain of our leases for office space have annual periods of free rent and escalation clauses of up to 2.5% or $1.00 per square foot. The leases also have options to renew for 60-65 months at the end of their terms. Rent expense, including short-term leases, amounted to approximately $1.6 million, $1.3 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$1,514
2016	1,581
2017	1,516
2018	1,395
2019	1,128
Thereafter	3,020
$10,154

Purchase Commitments

We utilize several third-party contract manufacturers to manufacture our products and perform testing of finished products. These contract manufacturers acquire components and build products based on non- cancellable purchase commitments, which typically cover periods less than 12 months. Consistent with industry practice, we acquire components through purchase orders based on projected demand. For the year ended December 31, 2014, we had $5.4 million in open purchase commitments.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE O – EQUITY-BASED COMPENSATION

Compensation cost is recognized for all equity-based payments granted and is based on the grant-date fair value estimated using the Black-Scholes option pricing model and a lattice model for awards with market conditions. Our determination of fair value of equity-based payment awards on the date of grant using the option-pricing model is affected by our share price and our valuation assumptions. These primary variables include our expected share price volatility over the estimated life of the awards and actual and projected exercise behaviors.

As employees vest in their awards, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Equity-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates. For the years ended December 31, 2014, 2013 and 2012, equity-based compensation expense was $2.6 million, $1.9 million and $1.4 million, respectively.

We have outstanding awards granted pursuant to three shareholder approved equity-based compensation plans: the Long Term Incentive Plan (1999 Plan) the 2006 Long Term Incentive Plan (2006 Plan) and the 2014 Stock and Incentive Plan (2014 Plan). The 1999 Plan was terminated and replaced by the 2006 Plan. The 2006 Plan was terminated and replaced by the 2014 Plan. Equity-based awards outstanding under the 1999 and 2006 Plan remain in effect, but no new awards may be granted under those plans. A total of 6.3 million shares of our common stock have been reserved for issuance through the plans. Stock options and equity-settled stock appreciation rights (SARs) are generally granted with an exercise price equal to the market price of our common stock on the date of grant; the awards generally vest over four years of continuous service and have a contractual term of ten years. Grants of non-vested restricted stock awards to employees generally vest over four years of continuous service and grants to non-employee directors generally vest over one year. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The recipient of a SAR is generally entitled to receive, upon exercise and without payment to us (but subject to required tax withholdings), that number of shares having an aggregate fair market value as of the date of exercise multiplied by an amount equal to the excess of the fair market value per share on the date of exercise over the fair market value per share at the date of the grant.

The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model. Certain grants to executives require achievement of market conditions before the grant may be exercised. The fair value of awards with market exercise conditions is estimated on the date of grant using a lattice model with a Monte Carlo simulation. The fair value of all awards is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period of four years.

Use of a valuation model requires us to make certain assumptions with respect to selected model inputs. Changes in these input variables would affect the amount of expense associated with equity-based compensation. Expected volatility is based on the historical volatility of our common shares over the expected term of the stock option or SAR. Expected term is based on historical exercise and employee termination data and represents the period of time that options and SARs are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury Daily Treasury Yield Curve Rates corresponding to the expected life assumed at the date of grant. Dividend yield is zero as there are no payments of dividends made or expected. The fair value of non-vested restricted stock awards is based on the fair market value of the shares awarded at the date of grant multiplied by the number of shares awarded.

The weighted average assumptions to estimate the grant date fair value of stock options and SARs, including those with market conditions, are summarized as follows:

	For The Years Ended December 31,
	2014	2013	2012
Volatility	57.8%	67.5%	66.6%
Expected term (in years)	6.2	6.3	6.3
Risk-free rate	1.88%	1.52%	1.10%
Dividend yield	0%	0%	0%
69

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of stock option and SAR activity as of and for the year ended December 31, 2014 follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, January 1, 2014	1,437	$7.77
Granted	332	11.56
Exercised	(270)	6.69
Forfeited or expired	(167)	7.85
Outstanding, at December 31, 2014	1,332	8.93
Exercisable at December 31, 2014	727	7.06

As of December 31, 2014, stock options and SARs are further summarized as follows (shares and dollars in thousands):

	Outstanding	Exercisable
Total shares	1,332	727
Aggregate intrinsic value	$4,264	$3,601
Weighted-average remaining
contractual term (years)	6.6	4.9

As of December 31, 2014, a total of 418,000 stock options and SARs with market-based exercise conditions are outstanding, of which 260,000 are vested and exercisable subject to the market conditions.

The weighted average grant-date fair value of stock options and SARs granted during the years ended December 31, 2014, 2013 and 2012 was $6.45, $6.28 and $5.99, respectively.

Stock option and SAR exercise data is summarized as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
Options and SARs exercised	270	433	638
Net shares issued	214	199	336
Total intrinsic value exercised	$1,533	$2,552	$3,967
Cash received	931	338	560
Recognized tax benefit	1,300	2,208	2,619

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Non-vested restricted stock award activity for the year ended December 31, 2014 is summarized as follows (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding, as of January 1, 2014	190	$12.09
Granted	435	10.95
Vested	(95)	11.57
Forfeited	(42)	11.74
Outstanding, as of December 31, 2014	488	11.19

The total vest date fair value of non-vested restricted shares that vested during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $0.5 million and $0.5 million, respectively.

As of December 31, 2014, 2.4 million shares remain available for grant under the 2014 Plan. Shares available from prior plans were transferred to the successor plan. No shares remain available under any prior plans. Total unrecognized compensation costs related to all non-vested equity-based compensation arrangements was $7.0 million as of December 31, 2014 and is expected to be recognized over a weighted-average period of 1.5 years.

NOTE P – OTHER (INCOME) EXPENSE, NET

Other (income) expense, net includes $1.1 million for the year ended December 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million. See Note H.

In 2013, we completed the sale of a cost method investment in a privately-held business based in the United Kingdom. The carrying value of our investment was $0.3 million and we sold it for net proceeds of $0.6 million resulting in a gain of $0.3 million. See Note H.

During the year ended December 31, 2012, other (income) expense, net includes $0.5 million for additional financing costs related to assets previously transferred to a vendor in a nonmonetary exchange.

NOTE Q – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

We have a hardware customer who accounted for 14.4% and 11.1%, or $13.5 million and $8.7 million, of our consolidated revenue for the years ended December 31, 2014 and 2013, respectively. Accounts receivable from this customer was $1.6 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. No customers exceeded 10% of consolidated revenue for the year ended December 31, 2012.

We had four suppliers from which our purchases were 72% of our hardware cost of sales, and four suppliers from which our purchases were 68% of our service cost of sales for the year ended December 31, 2014. Our accounts payable to these suppliers totaled $5.3 million at December 31, 2014.

We had three suppliers from which our purchases were 72% of our hardware cost of sales and two suppliers from which our purchases were 55% of our service cost of sales for the year ended December 31, 2013. Our accounts payable to these suppliers totaled $4.8 million at December 31, 2013.

We had two suppliers from which our purchases were 49% of our hardware cost of sales and two suppliers from which our purchases were 51% of our service cost of sales for the year ended December 31, 2012. Our accounts payable to these suppliers totaled $3.2 million at December 31, 2012.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Related party transactions include The Ryan Law Group. Mr. Andrew Ryan is a member of our Board of Directors and principal partner of The Ryan Law Group. During the years ended December 31, 2014, 2013 and 2012, The Ryan Law Group and another law firm in which Mr. Ryan was formerly a partner invoiced us legal fees of $290,000, $224,000 and $138,000, respectively. Our accounts payable to these law firms was $41,000 and $22,000 at December 31, 2014, and 2013, respectively. In addition, a firm affiliated with a family member of our chairman and chief executive officer has provided marketing services to us. Total fees invoiced were $80,000 annually for each of the years ended December 31, 2014, 2013 and 2012.

NOTE R – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan that covers all eligible employees of the Company and our subsidiaries. Employees are eligible for participation beginning on their first day of employment. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contributions are made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. For the years ended December 31, 2014, 2013, and 2012, we recorded expense of $0.3 million, $0.3 million, and $0.2 million, respectively.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The numerator in calculating both basic and diluted income per common share for each period is the same as net income. The denominator is based on the number of common shares as shown in the following table (in thousands, except per share data):

	For the years ended December 31,
	2014	2013	2012
Income from continuing operations	$2,236	$1,965	$7,033
(Loss) income from discontinued operations	(492)	(1,380)	132
Net income	$1,744	$585	$7,165
Common Shares:
Weighted average common shares outstanding	18,922	18,413	15,412
Dilutive effect of common stock equivalents	346	537	602
Total	19,268	18,950	16,014

Basic earnings per share:
Income from continuing operations	$0.12	$0.11	$0.46
(Loss) income from discontinued operations	(0.03)	(0.08)	0.00
Net income	$0.09	$0.03	$0.46

Diluted earnings per share:
Income from continuing operations	$0.12	$0.10	$0.44
(Loss) income from discontinued operations	(0.03)	(0.07)	0.01
Net income	$0.09	$0.03	$0.45

As of December 31, 2014, 2013 and 2012, 0.8 million, 0.5 million and 0.4 million, respectively of stock options, SARs and warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE T – SEGMENT INFORMATION

Revenue generated from customers based outside of the U.S. is summarized as follows:

	For the years ended December 31,
	2014	2013	2012
U.S.	94%	94%	88%
Canada	4%	4%	10%
Others	2%	2%	2%
	100%	100%	100%

Substantially all revenue generated from outside the U.S. and Canada is invoiced and collected in U.S. dollars. As of December 31, 2014 and 2013, long-lived assets located outside of the U.S. were less than 1% of total assets.

Following our decision to exit non-core businesses and their subsequent reclassification to discontinued operations in 2013, we reevaluated our reportable operating segments. Based on the financial data reviewed by the chief operating decision maker, our chief executive officer, we have concluded that all of our continuing operations are and continue to be a single reportable segment. See Note C.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE U – UNAUDITED SELECTED QUARTERLY DATA

The following tables summarize selected unaudited financial data for each quarter of the years ended December 31, 2014 and 2013 (in thousands except share data):

		For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net revenues	$20,773	$22,578	$25,663	$24,855
Gross profit	9,840	10,722	11,287	11,415
Operating earnings (loss)	662	(252)	802	903
Income (loss) from continuing operations before income taxes	1,741	(444)	621	737
Income tax expense (benefit)	595	(670)	358	136
Income from continuing operations, net of income tax benefit	1,146	226	263	601
Loss from discontinued operations	(56)	(436)	-	-
Net income (loss)	1,090	(210)	263	601

Basic earnings (loss) per share:
Income from continuing operations	$0.06	$0.01	$0.01	$0.03
Income (loss) from discontinued operations	0.00	(0.02)	0.00	0.00
Net income (loss)	$0.06	$(0.01)	$0.01	$0.03

Diluted earnings (loss) per share
Income from continuing operations	$0.06	$0.01	$0.01	$0.03
Income (loss) from discontinued operations	0.00	(0.02)	0.00	0.00
Net income (loss)	$0.06	$(0.01)	$0.01	$0.03

		For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Net revenues	$16,437	$17,271	$21,951	$22,173
Gross profit	6,905	6,666	8,981	9,588
Operating earnings (loss)	45	(1,983)	645	874
(Loss) income from continuing operations before income taxes	(37)	(2,042)	540	1,135
Income tax (benefit) expense	(65)	(2,454)	(35)	185
Income from continuing operations, net of income tax benefit	28	412	575	950
(Loss) income from discontinued operations	(17)	(1,424)	-	61
Net income (loss)	11	(1,012)	575	1,011

Basic earnings (loss) per share:
Income from continuing operations	$0.00	$0.02	$0.03	$0.05
Income (loss) from discontinued operations	0.00	(0.07)	0.00	0.00
Net income (loss)	$0.00	$(0.05)	$0.03	$0.05

Diluted earnings (loss) per share
Income from continuing operations	$0.00	$0.02	$0.03	$0.05
Income (loss) from discontinued operations	0.00	(0.08)	0.00	0.00
Net income (loss)	$0.00	$(0.06)	$0.03	$0.05

As described in Note B – Merger and Acquisitions, we have completed various business acquisitions during 2013 and 2014 affecting results of operations.

As described in Note K – Income Taxes, we recorded a significant income tax benefit during the three months ended June 30, 2013 for a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary. We also released of a portion of the valuation allowance against federal net operating losses and certain other deferred tax assets during the three months ended September 30, 2012.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The sum of earnings per share for the four quarters may differ from the annual amounts due to the required method for calculating the weighted average shares for the respective periods.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 11, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2014.

There were no changes in the Company’s internal controls over financial reporting in 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes intended to ensure an effective internal control environment. We are continuing an initiative to implement new financial systems that will continue in phases over the next several quarters. In connection with these initiatives and the resulting changes in our financial systems, the Company continues to enhance the design and documentation of our internal controls to ensure that controls over financial reporting remain effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, issued in 2013. Based on this assessment, management concludes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Management has excluded Omnilink Systems, Inc. (Omnilink) from its assessment of internal control over financial reporting as of December 31, 2014 because we merged our wholly-owned subsidiary with and into Omnilink with Omnilink surviving the merger as a wholly-owned subsidiary of the Company in a purchase business combination during 2014. Omnilink’s total assets and total revenues represent $40.3 million and $8.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has also issued an audit report on the Company’s internal control over financial reporting. The registered public accounting firm’s audit of internal control over financial reporting also excluded Omnilink Systems, Inc. The Report of Independent Registered Public Accounting Firm is filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

The independent registered public accounting firm, Grant Thornton, LLP has audited the consolidated financial statements as of and for the year ended December 31, 2014, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Numerex Corp. and subsidiaries

We have audited the internal control over financial reporting of Numerex Corp. (a Pennsylvania Corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Omnilink Systems, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 31 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Omnilink Systems, Inc. was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Omnilink Systems, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control–Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 11, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business – Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

Incorporated by reference from our Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1.
Consolidated Financial Statements. All financial statements of the Company as described in Item I of this report on Form 10-K. The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 40 of this report.

2.	Financial statement schedule included in Part IV of this Form:

Schedule II - Valuation and qualifying accounts

3. Exhibits:

3.1[1]	Amended and Restated Articles of Incorporation of the Company

3.2[1]	Bylaws of the Company

10. 1[2]	Registration Agreement between the Company and Dominion dated July 13, 1992

10. 2[3]	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 25, 1994, re: designation of director

10. 3[4]	2006 Long-Term Incentive Plan (2006 Plan)*

10. 4[5]	Form of Non-Qualified Stock Option Grant Agreement (consultants) under 2006 Long-Term Incentive Plan*

10. 5[5]	Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) under 2006 Long-Term Incentive Plan*

10. 6[5]	Form of Incentive Stock Option Grant Agreement (employees) under 2006 Long-Term Incentive Plan*

10. 7[6]	Severance Agreement, by and between Stratton Nicolaides and the Company dated August 5, 2014. (Management Compensation Plan)*

10. 8[7]	Form of Stock Appreciation Right Agreement under 2006 Long-Term Incentive Plan *

10. 9[8]	Numerex Corp. 2014 Stock and Incentive Plan. [Incentive] Stock Option Agreement.

10.10[8]	Numerex Corp. 2014 Stock and Incentive Plan. Restricted Stock Units Grant Notice.

10. 11[9]	Omnilink Systems, Inc. Agreement and Plan of Merger dated April 28, 2014.

10. 12[10]	Second Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as of May 5, 2014.

18. 1[11]	Letter re: change in accounting principles (Preferability letter) for change in annual goodwill impairment testing measurement date from December 31 to October 1, effective September 20, 2013

21	Subsidiaries of Numerex Corp.

23	Consent of Grant Thornton, LLP

24	Power of Attorney (included with signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

101	Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements Income for the fiscal periods ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the fiscal period ended December 31, 2014, and (v) the Notes to Consolidated Financial Statements.**

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

[1]	Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 000-22920)

[2]	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 000-22920)

[3]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

[4]	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 000-22920)

[5]	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-22920)

[6]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014 (File No. 000-22920)

[7]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 27, 2010 (File No. 000-22920)

[8]	Incorporated by reference to Exhibit 10.2 and 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014 (File No. 000-22920)

[9]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2014 (File No. 000-22920)

[10]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 000-22920)

[11]	Incorporated by reference to Exhibit 18.1 filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2013 (File No. 000-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2014, 2013, 2012
(in thousands)

	Balance at	Additions
	beginning of	charged to			Balance at
Description	Period	expense	Deductions		end of Period
Year ended December 31, 2014:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	$674	$392	40	(a)	$1,106
Allowance for uncollectible accounts, discontinued operations	600	-	(600)	(a)	-
Inventory
Reserve for obsolescence, continuing operations	1,110	544	(257)		1,397
Reserve for obsolescence, discontinued operations	30	-	(30)		-
Deferred tax assets
Valuation allowance, continuing operations	1,545	-	1,563		3,108
Valuation allowance, discontinued operations	462	-	(462)		-

Year ended December 31, 2013:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	367	444	(137)	(a)	674
Allowance for uncollectible accounts, discontinued operations	16	602	(18)	(a)	600
Inventory
Reserve for obsolescence, continuing operations	332	807	(29)		1,110
Reserve for obsolescence, discontinued operations	30	-	-		30
Deferred tax assets
Valuation allowance, continuing operations	1,650	-	(105)		1,545
Valuation allowance, discontinued operations	460	-	2		462

Year ended December 31, 2012:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	236	188	(57)	(b)	367
Allowance for uncollectible accounts, discontinued operations	-	67	(51)	(b)	16
Inventory
Reserve for obsolescence, continuing operations	578	148	(394)	(c)	332
Reserve for obsolescence, discontinued operations	-	-	30	(c)	30
Deferred tax assets
Valuation allowance, continuing operations	11,000	-	(9,350)	(c)	1,650
Valuation allowance, discontinued operations	-		460	(c)	460

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

Date: March 11, 2015

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

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman of the Board of Directors	March 11, 2015
Stratton J. Nicolaides	and Chief Executive Officer
/s/ E. James Constantine	Director	March 11, 2015
E. James Constantine
/s/ Tony G. Holcombe	Director	March 11, 2015
Tony G. Holcombe
/s/ Sherrie G. McAvoy	Director	March 11, 2015
Sherrie G. McAvoy
/s/ Jerry A. Rose	Director	March 11, 2015
Jerry A. Rose
/s/ Andrew J. Ryan	Director	March 11, 2015
Andrew J. Ryan
/s/ Richard A. Flynt	Chief Financial Officer, Principal	March 11, 2015
Richard A. Flynt	Financial and Accounting Officer

