Form 10-Q
period 2015-03-31
NUMEREX CORP /PA/
filed 2015-05-11
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 8, 2015, 18,984,563 shares of the registrant’s Class A common stock, no par value (being the registrant’s only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

NUMEREX CORP. AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements
Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014	5
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2015	6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	7
Unaudited Condensed Notes to Consolidated Financial Statements	8

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,705	$17,270
Accounts receivable, less allowance for doubtful accounts of $1,786 and $1,106	13,231	12,287
Financing receivables, current	1,666	1,595
Inventory, net of reserve for obsolescence	8,091	8,410
Prepaid expenses and other current assets	2,436	2,329
Deferred tax assets, current	3,161	3,161
TOTAL CURRENT ASSETS	43,290	45,052

Financing receivables, less current portion	2,924	2,984
Property and equipment, net of accumulated depreciation and amortization of $4,385 and $3,815	4,861	4,889
Software, net of accumulated amortization	6,024	6,106
Other intangible assets, net of accumulated amortization	19,124	19,163
Goodwill	44,548	44,548
Deferred tax assets, less current portion	5,967	5,616
Other assets	2,714	2,585
TOTAL ASSETS	$129,452	$130,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,589	$12,257
Accrued expenses and other current liabilities	2,686	2,471
Deferred revenues	1,889	2,258
Current portion of long-term debt	4,067	4,251
Obligations under capital lease	57	148
TOTAL CURRENT LIABILITIES	20,288	21,385

Long-term debt, less current portion	18,412	19,350
Other liabilities	1,751	1,346
TOTAL LIABILITIES	40,451	42,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,285 and 20,284 issued; 18,993 and 18,992 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	99,840	99,056
Treasury stock, at cost, 1,292 shares	(5,352)	(5,352)
Accumulated other comprehensive loss	(73)	(48)
Accumulated deficit	(5,414)	(4,794)
TOTAL SHAREHOLDERS’ EQUITY	89,001	88,862
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,452	$130,943

The accompanying notes are an integral part of these financial statements

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net revenues:
Subscription and support revenues	$16,529	$13,886
Embedded devices and hardware	5,149	6,887
Total net revenues	21,678	20,773
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,719	5,359
Embedded devices and hardware	4,853	5,574
Gross profit	10,106	9,840
Operating expenses:
Sales and marketing	3,064	2,954
General and administrative	3,929	3,598
Engineering and development	2,293	1,278
Depreciation and amortization	1,654	1,348
Operating (loss) income	(834)	662
Interest expense	210	54
Other income, net	(38)	(1,133)
(Loss) income from continuing operations before income taxes	(1,006)	1,741
Income tax (benefit) expense	(386)	595
(Loss) income from continuing operations, net of income taxes	(620)	1,146
(Loss) from discontinued operations, net of income taxes	-	(56)
Net (loss) income	(620)	1,090
Other items of comprehensive income, net of income taxes:
Foreign currency translation adjustment	(25)	(4)
Comprehensive (loss) income	$(645)	$1,086

Basic earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.06
(Loss) income from discontinued operations	0.00	(0.00)
Net (loss) income	$(0.03)	$0.06

Diluted earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.06
(Loss) income from discontinued operations	0.00	(0.00)
Net (loss) income	$(0.03)	$0.06

Weighted average shares outstanding used in computing earnings per share:
Basic	18,993	18,853
Diluted	18,993	19,350

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2015	20,284	$99,056	$(5,352)	$(48)	$(4,794)	$88,862
Equity-based compensation expense	-	783	-	-	-	783
Equity-based compensation plan activity	1	-	-	-	-	-
Value of shares retained to pay employee taxes	-	(2)	-	-	-	(2)
Translation adjustment	-	-	-	(25)	-	(25)
Other	-	3	-	-	-	3
Net loss	-	-	-	-	(620)	(620)
Balance at March 31, 2015	20,285	$99,840	$(5,352)	$(73)	$(5,414)	$89,001

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(620)	$1,090
Less (loss) income from discontinued operations, net of income taxes	-	(56)
(Loss) income from continuing operations, net of income taxes	(620)	1,146
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,881	1,419
Equity-based compensation expense	784	555
Deferred income taxes	(351)	448
Bad debt expense	140	183
Inventory reserves	134	130
Gain on sale of cost method investment	-	(1,109)
Other non-cash expense	21	9
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(1,094)	(1,605)
Inventory, net	185	(442)
Accounts payable	(657)	(446)
Deferred revenue	51	56
Other	(154)	(43)
Net cash provided by operating activities	320	301
Cash flows from investing activities:
Purchases of property and equipment	(554)	(847)
Capitalized software development and purchases of software	(1,119)	(910)
Proceeds from sale of cost basis investment	-	1,308
Net cash used in investing activities	(1,673)	(449)
Cash flows from financing activities:
Principal payments on debt	(1,121)	(105)
Principal payments on capital lease obligations	(90)	(69)
Equity-based compensation plan activity	1	182
Payment of employee taxes on equity-based awards	(2)	(106)
Net cash used in financing activities	(1,212)	(98)
Cash flows from discontinued operations:
Cash provided by operating activities	-	29
Net cash provided by discontinued operations	-	29
Net decrease in cash and cash equivalents	(2,565)	(217)
Cash and cash equivalents at beginning of period	17,270	25,603
Cash and cash equivalents at end of period	$14,705	$25,386
Supplemental disclosures of cash flow information:
Cash paid for interest	$191	$54
Cash paid for income taxes	28	29
Disclosure of non-cash investing and financing activities:
Non cash interest	19	-
Capital expenditures in accounts payable	407	115

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of March 31, 2015 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 which includes information and disclosures not included in this quarterly report.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three months ended March 31, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015 or any future periods.

NOTE B – MERGER

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged our wholly-owned subsidiary with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of Numerex. The purchase price of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million, subject to post-closing purchase price adjustments and escrows as provided in the merger agreement.

Omnilink provided tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The assets, liabilities and operating results of Omnilink are included in our condensed consolidated financial statements commencing from the merger date.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the closing date of the Omnilink merger (dollars in thousands):

	Fair Value	Estimated Useful Lives
Cash	$195	n/a
Accounts receivable	2,677	n/a
Inventory	873	n/a
Prepaid and other assets	377	n/a
Property and equipment	1,613	4 (a)
Deferred tax asset	2,400	n/a
Customer relationships	6,056	11
Technology	4,998	14
Trade names	3,632	Indefinite
Goodwill	17,518	Indefinite
Total identifiable assets acquired	40,339

Accounts payable	(1,756)	n/a
Accrued expenses	(1,037)	n/a
Deferred revenue	(64)	n/a
Total liabilities assumed	(2,857)
Net assets acquired	$37,482

(a)	The weighted average remaining useful life for all property and equipment is approximately four years.

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

NOTE C - INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,663	$2,228
Finished goods	7,959	7,579
Reserve for obsolescence	(1,531)	(1,397)
	$8,091	$8,410

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE D – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of March 31, 2015				As of December 31, 2014
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.4	$11,887	$(7,134)	$4,753	$11,176	$(6,409)	$4,767
Software in development	n/a	1,271	-	1,271	1,339	-	1,339
Total software		13,158	(7,134)	6,024	12,515	(6,409)	6,106
Licenses	0.4	12,763	(11,955)	808	12,763	(11,886)	877
Customer relationships	8.3	8,287	(1,594)	6,693	8,287	(1,359)	6,928
Technologies	13.1	4,998	(327)	4,671	4,998	(237)	4,761
Patents and trademarks	3.9	4,220	(1,778)	2,442	3,343	(1,657)	1,686
Trade names	Indefinite	3,632	-	3,632	3,632	-	3,632
Other	n/a	878	-	878	1,279	-	1,279
Total other intangible assets		34,778	(15,654)	19,124	34,302	(15,139)	19,163
		$47,936	$(22,788)	$25,148	$46,817	$(21,548)	$25,269

Remaining useful lives in the preceding table were calculated on a weighted average basis as of March 31, 2015. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three months ending March 31, 2015.

Amortization expense related to intangible assets was $1.2 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense recorded in cost of subscription revenues in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Additionally, we have capitalized approximately $0.4 million and $0.5 million, respectively of internally generated software development costs for the three months ended March 31, 2015 and 2014 respectively.

NOTE E – INCOME TAXES

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

For the three months ended March 31, 2015, we recorded income tax benefit from continuing operations of $0.4 million, as compared to an income tax expense of $0.6 million for the three months ended March 31, 2014.  Our effective tax rates for the three months ended March 31, 2015 and 2014 were 38.4% and 34.2% respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

We continue to maintain a valuation allowance for deferred tax assets related to certain state and foreign net operating losses, and federal loss carryforwards for which we have determined it is more likely than not expiration will occur before utilization. We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2011 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NOTE F – DEBT

Debt consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Note payable to Silicon Valley Bank, with interest at our option of prime rate or LIBOR rate plus margin	$22,162	$23,125
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment, due September 2015	317	476
	22,479	23,601
Less current portion of long-term debt	4,067	4,251
Noncurrent portion of long-term debt	$18,412	$19,350

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). As of March 31, 2015, there was $5.0 million available under the revolving line of credit. The proceeds from the term loan were used to finance the Omnilink merger. See Note B –– Merger.

The maturity date of the loan is May 5, 2019 with regular required quarterly principal payments which began June 30, 2014. The scheduled outstanding principal balance of $5.0 million will be due at maturity if not otherwise repaid earlier by way of voluntary Permitted Prepayments or by mandatory Excess Cash Flow Recapture Payments (as defined in the Loan Agreement).

The interest rate applicable to amounts drawn pursuant to the Loan Agreement is currently 2.75% and is, at our option, determined by reference to the prime rate or LIBOR rate plus a margin established in the Loan Agreement.

Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from entering into any debt agreements senior to the Credit Facility and paying dividends. The Amended Loan Agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Credit Facility may be accelerated. We were in compliance with all of the Bank’s financial covenants at March 31, 2015.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. This Promissory Note is subordinate to the Credit Facility, bears interest at the greater of prime plus 1% or 4.25% (4.25% as of March 31, 2015) and is payable in monthly installments through September 2015. As of March 31, 2015, the balance outstanding on the Promissory Note was $0.3 million, all classified as current.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE G – NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period excluding the dilutive impact of common stock equivalents. Diluted earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents a reconciliation of the shares used in the calculation of basic and diluted net (loss) income per share from continuing operations contained in our condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	For the Three Months Ended March 31,
	2015	2014
(Loss) income from continuing operations	$(620)	$1,146

Weighted average shares outstanding:
Basic	18,993	18,853
Dilutive effect of common stock equivalents	-	497
Total	18,993	19,350

Anti-dilutive equity-based compensation awards	727	510

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2015, the Financial Accounting Standards Board (FASB) issued guidance about simplifying the presentation of debt issuance costs. The guidance is intended to help clarify debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued guidance about disclosing an entity’s ability to continue as a going concern. The guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

In May 2014, the FASB issued new accounting guidance for revenue recognized from contracts with customers. The core principle of the guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was set to become effective for us for fiscal years, and interim reporting periods within those years, beginning January 1, 2017 and will require retrospective application when adopted. In May 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which would defer the effective date of its new revenue recognition standard by one year beginning January 1, 2018. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended March 31, 2015.

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

On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our consolidated results. The purchase consideration of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million..

During the quarter ended March 31, 2015, we had revenues from continuing operations of $21.7 million, and a net loss of $0.6 million; compared with revenues and net income from continuing operations of $20.8 million and $1.1 million, respectively for the quarter ended March 31, 2014.

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

Subscription and support revenue is recognized monthly as services are provided and sales of embedded devices and hardware are recognized when title passes. Other upfront payment revenue is deferred and amortized on a straight line basis.

Due to fluctuations of the commencement of new contracts and renewal of existing contracts, we expect variability of sequential quarterly trends in revenues, margins and cash flows. Other factors contributing to sequential quarterly trends include usage, rate changes, and re-pricing of contract renewals and technology changes.

Historically, our revenues and expenses in the first quarter have been modestly affected by slowing of customer purchase activities during the holidays. As a result, historical quarterly fluctuations may not be indicative of future operating results.

As part of our effort to build and enhance our core business, we conduct ongoing business strategy reviews. During our reviews, we consider opportunities for growth in existing and new markets that may involve growth derived from both existing operations as well as from future acquisitions, if any. To the extent existing business lines and service offerings are not considered to be compatible with delivery of our core business services or with meeting our financial objectives, we may exit non-core lines of business or stop offering these services in part or in whole.

While our overall business has grown and we believe that our pipeline of future sales opportunities is solid, general economic uncertainty remains and may reduce our future growth. We have maintained tightened credit policies in response to the economic climate, in particular to our hardware-only sales.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended March 31,				Change from 2015 to 2014
	2015		2014
Net revenues:
Subscription and support revenues	$16,529	76.2%	$13,886	66.8%	$2,643	19.0%
Embedded devices and hardware	5,149	23.8%	6,887	33.2%	(1,738)	-25.2%
Total net revenues	21,678	100.0%	20,773	100.0%	905	4.4%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,719	31.0%	5,359	25.8%	1,360	25.4%
Embedded devices and hardware	4,853	22.4%	5,574	26.8%	(721)	-12.9%
Gross profit	10,106	46.6%	9,840	47.4%	266	2.7%
Operating expenses:
Sales and marketing	3,064	14.1%	2,954	14.2%	110	3.7%
General and administrative	3,929	18.1%	3,598	17.3%	331	9.2%
Engineering and development	2,293	10.6%	1,278	6.2%	1,015	79.4%
Depreciation and amortization	1,654	7.6%	1,348	6.5%	306	22.7%
Operating (loss) income	(834)	-3.8%	662	3.2%	(1,496)	-226.0%
Interest expense	210	1.0%	54	0.3%	156	288.9%
Other income	(38)	-0.2%	(1,133)	-5.5%	1,095	-96.6%
(Loss) income from continuing operations before income taxes	(1,006)	-4.6%	1,741	8.4%	(2,747)	-157.8%
Income tax (benefit) expense	(386)	-1.8%	595	2.9%	(981)	-164.9%
(Loss) income from continuing operations, net of income taxes	(620)	-2.9%	1,146	5.5%	(1,766)	-154.1%
(Loss) income from discontinued operations, net of income taxes	-	0.0%	(56)	-0.3%	56	-100.0%
Net (loss) income	$(620)	-2.9%	$1,090	5.2%	$(1,710)	-156.9%
Adjusted EBITDA (1)	$2,284	10.5%	$2,775	13.4%	$(491)	-17.7%

 (1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue increased $0.9 million, or 4.4%, for the three months ended March 31, 2015 to $21.7 million from $20.8 million for the same period in 2014. The increase is primarily attributable to the growth in subscriptions and related subscription and support revenues which grew $2.6 million, or 19.0%, to $16.5 million from $13.9 million in 2014. These increases in subscriptions and support revenues were driven partially by the introduction of new product lines, including those recently acquired.

Embedded device and hardware revenue declined $1.7 million, or 25.2%, to $5.1 million for the three months ended March 31, 2015 compared to $6.9 million recorded in the same period in 2014. The comparative decrease in embedded devices and hardware revenue was attributable to lower orders from a few hardware-only customers.

Total cost of revenue for the three months ended March 31, 2015 increased $0.6 million, or 5.8%, to $11.6 million compared to $10.9 million for the same period in 2014. Comprising that increase, the cost of revenue for subscription and support services increased $1.4 million, or 25.4%, to $6.7 million for the three months ended March 31, 2015 compared to $5.4 million for the same period in 2014. Cost of revenue for embedded devices and hardware decreased $0.7 million, or 12.9% to $4.9 million for the three months ended March 31, 2015 compared to $5.6 million for the same period in 2014.

Total gross profit for the period ended March 31, 2015 increased $0.3 million, or 2.7% to $10.1 million compared to $9.8 million for the same period in 2014.

Sales and marketing expense remained consistent quarter over quarter. The expense remained consistent due to full integration of the sales and marketing teams that were being expanded throughout the previous year.

General and administrative expense increased $0.3 million, or 9.2%, to $3.9 million for the three months ended March 31, 2015, compared to $3.6 million for the same period in 2014. The increase is driven primarily by an increase in stock-based compensation.

Engineering and development expenses increased 79.4% to $2.3 million for the three-month period ended March 31, 2015, compared to $1.3 million for the three-month period ended March 31, 2014. The increase was primarily driven by the continued development associated with newly introduced product lines and continued development associated with certain large industrial IoT projects.

Depreciation and amortization expense increased $0.3 million, or 22.7%, to $1.7 million for the three months ended March 31, 2015, compared to $1.3 million for the same period in 2014. The increase in depreciation and amortization is related to recently acquired product lines and development of new product and project initatives, including the amortization of new intangible assets.

Other income includes $1.1 million for the three months ended March 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of the investment was $0.2 million and was sold for $1.3 million.

We recorded tax benefit of $0.4 million for the three months ended March 31, 2015, compared to a tax expense of $0.6 million for the same period in 2014.

Segment Information

We have one reportable segment, providing interactive and on-demand Machine to Machine (M2M) enterprise solutions enabling the Internet of Things (IOT).

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

Adjusted EBITDA excludes infrequent or unusual items including costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs. We believe that these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands except per share amounts):

	For The Three Months Ended March 31,
	2015	2014
(Loss) income from continuing operations, net of income taxes (GAAP)	$(620)	$1,146
Depreciation and amortization	1,881	1,419
Interest expense and other non-operating expense (income), net	172	(1,079)
Income tax (benefit) expense	(386)	595
EBITDA (non-GAAP)	1,047	2,081
Equity-based compensation	784	555
Infrequent or unusual items, including transaction and other costs	453	139
Adjusted EBITDA (non-GAAP)	$2,284	$2,775

(Loss) income from continuing operations, net of income taxes, per diluted share (GAAP)	$(0.03)	$0.06
EBITDA per diluted share (non-GAAP)	0.06	0.11
Adjusted EBITDA per diluted share (non-GAAP)	0.12	0.14

Weighted average shares outstanding used in computing diluted per share amounts:
	18,993	19,350

As noted above infrequent or unusual items include costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs.

Liquidity and Capital Resources

We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. Our sources of funds, principally from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operations and investing requirements.

We had working capital of $23.0 million as of March 31, 2015, compared to $23.7 million as of December 31, 2014. We had cash balances of $14.7 million and $17.3 million as of March 31, 2015 and December 31, 2014; and available credit of $5.0 million as of March 31, 2015 and December 31, 2014. Our allowance for doubtful accounts reflected in the accompaying balance sheet includes bad debt reserves and revenue reserves.

Net cash provided by operating activities for the three-month period ended March 31, 2015 was $0.3 million which was consistent with net cash of $0.3 million provided by operating activities of continuing operations for the three-month period ended March 31, 2014.

Net cash used in investing activities for the three-month period ended March 31, 2015 was $1.7 million, representing expenditures for tangible assets, purchases of software and capitalization of internally developed software.

Net cash used in financing activities for the three-month period ended March 31, 2015 was $1.2 million, primarily for payments on debt and capital leases.

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was entered into by the Company in contemplation of the cash funding required in connection with our acquisition of Omnilink (see Note B – Merger and Acquisition) and to provide additional funding as needed for future capital investments for the business. In that regard, the Loan Agreement provides for $30.0 million of aggregate credit which is comprised of a $25.0 million term loan that was specifically structured and designated as funds to be borrowed and used by the Company toward payment of cash purchase consideration for the Omnilink transaction and an additional $5.0 million revolving line of credit for general corporate needs.

The maturities for both the term and revolving credit facilities contemplated in the Loan Agreement are May 5, 2019. As is typical in the case of term loan structures, the Loan Agreement provides for mandatory scheduled quarterly payments of principal as set forth in the table below that will cumulatively have the effect of repaying 80%, or $20.0 million, of the principal borrowed before the maturity date in May, 2019. The remaining principal of $5.0 million will be due at maturity if not otherwise repaid earlier by way of voluntary Permitted Prepayments or by mandatory Excess Cash Flow Recapture Payments (as defined in the Loan Agreement).

Loan Agreement Principal Repayment Schedule

	Quarterly	Annually
June 2014 - March 2015	$625,000	$2,500,000
June 2015 - March 2016	937,500	3,750,000
June 2016 - March 2017	937,500	3,750,000
June 2017 - March 2018	1,250,000	5,000,000
June 2018 - March 2019	1,250,000	5,000,000
Outstanding balance due May 2019	-	5,000,000

Our obligations under the Loan Agreement are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from paying dividends. The Loan Agreement contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, any outstanding obligations under the Loan Agreement may be accelerated. We were in compliance with all of the Bank’s financial covenants at March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities. We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our $25.0 million term loan. Our term loan provides for variable interest rates determined by reference to the prime rate or LIBOR rate. A one-eighth percent increase or decrease in assumed interest rates for the $25.0 million term loan for the one year period following its inception would result in a corresponding increase or decrease in interest expense of $30,000.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended March 31, 2015.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, issued in 2013. Based on this assessment, management concludes that, as of March 31, 2015, our internal control over financial reporting is effective based on those criteria.

Management has excluded Omnilink Systems, Inc. (Omnilink) from its assessment of internal control over financial reporting as of March 31, 2015 because we merged our wholly-owned subsidiary with and into Omnilink with Omnilink surviving the merger as a wholly-owned subsidiary of the Company in a purchase business combination during 2014. Omnilink’s internal controls over financial reporting will be assessed throughout the year as part of our controls over financial reporting and reported on for the year ended December 31, 2015.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.	Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable

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

Exhibit 101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended March 31, 2015 and (v) Unaudited Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

May 11, 2015	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman of the Board of Directors and Chief Executive Officer

May 11, 2015	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer and
Principal Financial and Accounting Officer

