Form 10-Q
period 2015-06-30
NUMEREX CORP /PA/
filed 2015-08-05
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 4, 2015, 19,094,109, shares of the registrant’s Class A common stock, no par value (being the registrant’s only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

2

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,210	$17,270
Accounts receivable, less allowance for doubtful accounts of $1,516 and $1,106	15,167	12,287
Financing receivables, current	1,763	1,595
Inventory, net of reserve for obsolescence	8,609	8,410
Prepaid expenses and other current assets	2,174	2,329
Deferred tax assets, current	3,161	3,161
TOTAL CURRENT ASSETS	45,084	45,052

Financing receivables, less current portion	2,952	2,984
Property and equipment, net of accumulated depreciation and amortization of $4,959 and $3,815	4,953	4,889
Software, net of accumulated amortization	6,484	6,106
Other intangible assets, net of accumulated amortization	18,718	19,163
Goodwill	44,348	44,348
Deferred tax assets, less current portion	6,029	5,816
Other assets	2,565	2,585
TOTAL ASSETS	$131,133	$130,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,732	$12,257
Accrued expenses and other current liabilities	2,663	2,471
Deferred revenues	1,828	2,258
Current portion of long-term debt	3,908	4,251
Obligations under capital lease	-	148
TOTAL CURRENT LIABILITIES	22,131	21,385

Long-term debt, less current portion	17,474	19,350
Other liabilities	1,665	1,346
TOTAL LIABILITIES	41,270	42,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 3,000; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,398 and 20,284 issued; 19,094 and 18,992 outstanding	-	-
Class B common stock, no par value; authorized 5,000; none issued	-	-
Additional paid-in capital	100,519	99,056
Treasury stock, at cost, 1,305 and 1,292 shares	(5,444)	(5,352)
Accumulated other comprehensive loss	(66)	(48)
Accumulated deficit	(5,146)	(4,794)
TOTAL SHAREHOLDERS’ EQUITY	89,863	88,862
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,133	$130,943

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues:
Subscription and support revenues	$16,721	$16,216	$33,250	$30,101
Embedded devices and hardware	8,932	6,362	14,080	13,249
Total net revenues	25,653	22,578	47,330	43,350
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,471	6,278	13,190	11,636
Embedded devices and hardware	8,042	5,578	12,895	11,152
Gross profit	11,140	10,722	21,245	20,562
Operating expenses:
Sales and marketing	3,026	3,084	6,089	6,037
General and administrative	3,672	4,180	7,601	7,778
Engineering and development	2,201	2,086	4,494	3,365
Depreciation and amortization	1,658	1,624	3,312	2,973
Operating income (loss)	583	(252)	(251)	409
Interest expense	210	232	415	286
Other income, net	(37)	(40)	(69)	(1,174)
Income (loss) from continuing operations before income taxes	410	(444)	(597)	1,297
Income tax expense (benefit)	141	(670)	(245)	(75)
Income (loss) from continuing operations, net of income taxes	269	226	(352)	1,372
Loss from discontinued operations, net of income taxes	-	(436)	-	(492)
Net income (loss)	269	(210)	(352)	880
Other items of comprehensive income, net of income taxes:
Foreign currency translation adjustment	25	7	18	3
Comprehensive income (loss)	$294	$(203)	$(334)	$883

Basic earnings per share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.02)	$0.07
Loss from discontinued operations	-	(0.02)	-	(0.02)
Net income (loss)	$0.01	$(0.01)	$(0.02)	$0.05

Diluted earnings per share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.02)	$0.07
Loss from discontinued operations	-	(0.02)	-	(0.02)
Net income (loss)	$0.01	$(0.01)	$(0.02)	$0.05

Weighted average shares outstanding used in computing earnings per share:
Basic	19,029	18,889	19,011	18,871
Diluted	19,269	19,198	19,011	19,249

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2015	20,284	$99,056	$(5,352)	$(48)	$(4,794)	$88,862
Equity-based compensation expense	-	1,581	-	-	-	1,581
Equity-based compensation plan activity	114	138	-	-	-	138
Value of shares retained to pay employee taxes	-	(258)	(92)	-	-	(350)
Translation adjustment	-		-	(18)	-	(18)
Other	-	2	-	-	-	2
Net loss	-	-	-	-	(352)	(352)
Balance at June 30, 2015	20,398	$100,519	$(5,444)	$(66)	$(5,146)	$89,863

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(352)	$880
Less (loss) income from discontinued operations, net of income taxes	-	(492)
(Loss) income from continuing operations, net of income taxes	(352)	1,372
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,782	3,180
Equity-based compensation expense	1,581	1,139
Deferred income taxes	(213)	(200)
Bad debt expense	200	263
Inventory reserves	271	286
Gain on sale of cost method investment	-	(1,109)
Other non-cash expense	41	54
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(3,216)	1,321
Inventory, net	(470)	559
Accounts payable	1,486	(2,121)
Deferred revenue	(102)	133
Other	161	181
Net cash provided by operating activities	3,169	5,058
Cash flows from investing activities:
Net cash paid for acquisition	-	(37,113)
Purchases of property and equipment	(1,219)	(968)
Capitalized software development and purchases of software	(2,431)	(1,648)
Proceeds from sale of cost basis investment	-	1,309
Net cash used in investing activities	(3,650)	(38,420)
Cash flows from financing activities:
Principal payments on debt	(2,219)	(942)
Principal payments on capital lease obligations	(148)	(142)
Proceeds from long-term debt	-	25,000
Equity-based compensation plan activity	138	602
Payment of taxes on equity-based awards	(350)	(236)
Deferred financing costs	-	(286)
Net cash (used in) provided by financing activities	(2,579)	23,996
Cash flows from discontinued operations:
Cash provided by operating activities	-	166
Net cash provided by discontinued operations	-	166
Net decrease in cash and cash equivalents	(3,060)	(9,200)
Cash and cash equivalents at beginning of period	17,270	25,603
Cash and cash equivalents at end of period	$14,210	$16,403
Supplemental disclosures of cash flow information:
Cash paid for interest	$377	$232
Cash paid for income taxes	28	79
Disclosure of non-cash investing and financing activities:
Deferred payment in connection with acquisition	-	215
Note issued in conjunction with disposal of discontinued operations	-	35
Capital expenditures in accounts payable	407	178

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numerex Corp. (NASDAQ:NMRX) is a leading provider of interactive and on-demand machine-to-machine (M2M) products and technology enabling the Internet of Things (IoT). The Company’s cloud-based solutions deliver actionable and secure Smart Data to its customers that produce new revenue streams and create operating efficiencies designed to improve profitability. Technology and services are delivered through integrated highly-scalable industrial IoT platforms. Services and solutions are typically sold on a subscription basis. Smart Devices, Network connectivity and services, and software Applications, branded Numerex DNA®, are available as components or bundled and offered as pre-engineered, pre-configured solutions that are designed to accelerate deployment. Also, business and professional services are available to assist in the development and commercialization of customized solutions. Numerex is ISO 27001 information security-certified, highlighting the Company's focus on data security, service reliability and around-the-clock support of its customers' M2M solutions. For additional information, please visit www.numerex.com.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of June 30, 2015 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 which includes information and disclosures not included in this quarterly report.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three and six months ended June 30, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015 or any future periods.

NOTE B – MERGER

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged our wholly-owned subsidiary with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of Numerex. The purchase price of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s M2M platform that connects hardware, networks, software, and support services. Our combination with Omnilink has provided operating synergies and created growth opportunities through product enhancement and channel expansion. The assets, liabilities and operating results of Omnilink are included in our condensed consolidated financial statements commencing from the merger date.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The total purchase consideration for the merger was allocated to identifiable assets purchased and liabilities assumed based on fair value. The estimated fair value attributed to intangible assets, other than goodwill, was based on common valuation techniques. The fair value of acquired software was estimated using a cost approach based on assumptions of our historical software development costs. The fair value of trade names was based on an income approach with key assumptions including estimated royalty rates to license the trade names from a third party. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover.

The gross amount of accounts receivable in the table above is $2.9 million. Based on the nature and financial strength of the customers on the date of acquisition, we expected to collect amounts due for the accounts receivable of $2.7 million.

The value of the deferred tax asset and goodwill as disclosed above reflect a subsequent measurement period adjustment of $0.2 million recorded during the three months ended June 30, 2015 to record the final calculation of acquired deferred tax assets. The measurement period adjustment had no impact on the statements of operations or cash flows. The residual allocation to goodwill results from such factors as an assembled workforce, expected significant synergies for market growth and profitability as well as Omnilink’s service and product lines contributing to our becoming the market leader in select M2M vertical markets. The total amount of goodwill will not be deductible for income tax purposes.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

During the three months ended June 30, 2015, we recorded the final measurement period adjustments related to merger with Omnilink. The measurement period adjustment resulted in recasting the December 31, 2014 consolidated balance sheet, as follows (in thousands):

	December 31,	Measurement	December 31,
	2014	Period	2014
	As Reported	Adjustment	Recast
Assets
Goodwill	$44,548	$(200)	$44,348
Deferred tax assets, less current portion	5,616	200	5,816
	$50,164	$-	$50,164

The measurement period adjustment had no effect on the statements of operations and comprehensive income (loss) or cash flows.

NOTE C - INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$2,174	$2,228
Finished goods	8,103	7,579
Reserve for obsolescence	(1,668)	(1,397)
	$8,609	$8,410

NOTE D – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of June 30, 2015				As of December 31, 2014
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.3	$12,546	$(7,881)	$4,665	$11,176	$(6,409)	$4,767
Software in development	n/a	1,819	-	1,819	1,339	-	1,339
Total software		14,365	(7,881)	6,484	12,515	(6,409)	6,106
Licenses	0.4	12,764	(12,018)	746	12,763	(11,886)	877
Customer relationships	8.1	8,287	(1,829)	6,458	8,287	(1,359)	6,928
Technologies	12.9	4,998	(417)	4,581	4,998	(237)	4,761
Patents and trademarks	3.7	4,310	(1,902)	2,408	3,343	(1,657)	1,686
Trade names	Indefinite	3,632	-	3,632	3,632	-	3,632
Other	n/a	893	-	893	1,279	-	1,279
Total other intangible assets		34,884	(16,166)	18,718	34,302	(15,139)	19,163
		$49,249	$(24,047)	$25,202	$46,817	$(21,548)	$25,269

Remaining useful lives in the preceding table were calculated on a weighted average basis as of June 30, 2015. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or six months ending June 30, 2015.

Amortization expense related to intangible assets was $1.3 million and $2.5 million for the three and six months ended June 30, 2015 compared to $1.2 million and $2.2 million and for the respective periods in 2014. Amortization expense recorded in cost of subscription revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $0.1 million for the three and six months ended June 30, 2015, and $0.1 million and $0.2 million for the three and six months ended June 30, 2014. Additionally, we have capitalized approximately $0.8 million and $1.2 million of internally generated software development costs for the three and six months ended June 30, 2015 respectively and $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

We recorded a provision for income tax expense of $0.1 million for the three months ended June 30, 2015 and an income tax benefit of $0.2 million for the six months ended June 30, 2015. The effective tax rates were 34.3% and 41.0% for the three and six months ended June 30, 2015, respectively. The effective tax rates for the three months and six months ended June 30, 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options.

For the three and six months ended June 30, 2014, we recorded an income tax benefit of $0.7 million and $0.1 million, respectively, representing effective tax rates of 150.9% and (5.8%), respectively. The difference between our effective tax rates and the federal statutory tax rate resulted primarily from (1) the income tax benefit for the capital loss from the disposal of discontinued operations effective June 30, 2014 and the ability to offset capital gains in the current tax year and to carry back for capital gains in prior tax years, (2) the portion of transaction costs incurred in the Omnilink merger that were not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the Omnilink merger.

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

NOTE F – DEBT

Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014

Note payable to Silicon Valley Bank, with interest at our option of prime rate or LIBOR rate plus margin	$21,224	$23,125
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment,due September 2015	158	476
	21,382	23,601
Less current portion of long-term debt	3,908	4,251
Noncurrent portion of long-term debt	$17,474	$19,350

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). As of June 30, 2015, there was $5.0 million available under the revolving line of credit. The proceeds from the term loan were used to finance the Omnilink merger. See Note B –– Merger.

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

Our obligations under the Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from entering into any debt agreements senior to the Credit Facility and paying dividends. The Amended Loan Agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Credit Facility may be accelerated. We were in compliance with all of the Bank’s financial covenants at June 30, 2015.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. This Promissory Note is subordinate to the Credit Facility, bears interest at the greater of prime plus 1% or 4.25% (4.25% as of June 30, 2015) and is payable in monthly installments through September 2015. As of June 30, 2015, the balance outstanding on the Promissory Note was $0.2 million, all classified as current.

NOTE G – NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period excluding the dilutive impact of common stock equivalents. Diluted earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards is computed using the treasury stock method. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents a reconciliation of the shares used in the calculation of basic and diluted net income (loss) per share from continuing operations contained in our condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations, net of income taxes	$269	$226	$(352)	$1,372

Weighted average shares outstanding:
Basic	19,029	18,889	19,011	18,871
Dilutive effect of common stock equivalents	240	309	-	378
Total	19,269	19,198	19,011	19,249

Anti-dilutive equity-based compensation awards	850	757	1,773	757

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify the presentation of applicable inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

In March 2015, the FASB issued guidance about simplifying the presentation of debt issuance costs. The guidance is intended to help clarify debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

In May 2014, the FASB issued new accounting guidance for revenue recognized from contracts with customers. The core principle of the guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance was set to become effective for us for fiscal years, and interim reporting periods within those years, beginning January 1, 2017 and will require retrospective application when adopted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating how the adoption of this standard will impact our Consolidated Financial Statements.

NOTE I – SUBSEQUENT EVENTS

During the quarter ended June 30, 2015, we entered into a lease for an additional 10,000 square feet of office space at our corporate headquarters. The lease for the additional space is effective August 1, 2015 and coterminous with our existing lease. We also vacated 13,000 square feet of office space in Alpharetta, Georgia and relocated the effected employees to our corporate headquarters on July 6, 2015. We anticipate subleasing the vacated space for the remaining term of our lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This document contains, and other statements may contain, forward-looking statements with respect to our future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding growth trends and activities. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,”“assume,” “strategy,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. We caution that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. These forward-looking statements speak only as of the date of this filing, and we assume no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to capture greater recurring subscription revenues; our ability to efficiently utilize cloud computing to expand our services; the risks that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers and/or wireless network operators materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets and the inability to raise growth capital on favorable terms, if at all; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and the extent and timing of technological changes.

Overview

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or “Numerex” refers to Numerex Corp. and subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

We are a holding company that, acting through our subsidiaries, is a leading provider of interactive and on-demand M2M products and technology enabling the Internet of Things (IoT) with a presence predominately in North America. Our cloud-based solutions deliver actionable and secure smart data to our customers to produce new revenue streams and create operating efficiencies designed to improve profitability. Our technology and services are delivered through integrated highly-scalable industrial IoT platforms. Smart Devices, Network connectivity and services, and software Applications, branded Numerex DNA®, are available as components or bundled and offered as pre-engineered, pre-configured solutions that are designed to accelerate deployment. Also, business and professional services are available to assist in the development and commercialization of customized solutions. We are ISO 27001 information security-certified, highlighting our focus on data security, service reliability and around-the-clock support of our customers' M2M solutions.

On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our consolidated results. The purchase consideration of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million.

During the quarter ended June 30, 2015, we had revenues of $25.7 million, and net income of $0.3 million; compared with revenues and net loss from continuing operations of $22.6 million and of $0.2 million, respectively for the quarter ended June 30, 2014.

For the six months ended June 30, 2015, we had revenues of $47.3 million, and a net loss of $0.4 million; compared with revenues and net income from continuing operations of $43.4 million and $1.4 million, respectively, for the six months ended June 30, 2014.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we perform our annual assessment of goodwill for impairment as of October 1. The valuations of goodwill and other intangible assets require assumptions and estimates of many critical factors, including projections of revenues, costs, operating cash flows, capital expenditures, terminal growth rates and discount rates. As part of our assessment as of October 1, 2014, we projected significant growth for certain of our smaller product lines. Lower revenue growth and operating results for these product lines and/or unfavorable changes in other economic factors could impact the underlying key assumptions and our estimated fair values, potentially leading to a future non-cash impairment charge for either or both goodwill and other intangible assets.

Results of Operations

Three Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		2015 vs. 2014
Net revenues:
Subscription and support revenues	$16,721	65.2%	$16,216	71.8%	$505	3.1%
Embedded devices and hardware	8,932	34.8%	6,362	28.2%	2,570	40.4%
Total net revenues	25,653	100.0%	22,578	100.0%	3,075	13.6%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,471	25.2%	6,278	27.8%	193	3.1%
Embedded devices and hardware	8,042	31.4%	5,578	24.7%	2,464	44.2%
Gross profit	11,140	43.4%	10,722	47.5%	418	3.9%
Operating expenses:
Sales and marketing	3,026	11.8%	3,084	13.7%	(58)	-1.9%
General and administrative	3,672	14.3%	4,180	18.5%	(508)	-12.2%
Engineering and development	2,201	8.6%	2,086	9.2%	115	5.5%
Depreciation and amortization	1,658	6.5%	1,624	7.2%	34	2.1%
Operating income (loss)	583	2.3%	(252)	-1.1%	835	-331.2%
Interest expense	210	0.8%	232	1.0%	(22)	-9.5%
Other income, net	(37)	-0.1%	(40)	-0.2%	3	-7.5%
Income (loss) from continuing operations before income taxes	410	1.6%	(444)	-2.0%	854	-192.2%
Income tax expense (benefit)	141	0.6%	(670)	-3.0%	811	-121.1%
Income from continuing operations, net of income taxes	269	1.1%	226	1.0%	43	19.2%
Loss from discontinued operations, net of income taxes	-	0.0%	(436)	-1.9%	436	-100.0%
Net income (loss)	$269	1.1%	$(210)	-0.9%	$479	-228.3%
Adjusted EBITDA(1)	$3,410	13.3%	$2,978	13.2%	$432	14.5%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue increased $3.1 million, or 13.6%, for the three months ended June 30, 2015 to $25.7 million from $22.6 million for the same period in 2014. The increase is primarily attributable to the growth in embedded devices and hardware which grew $2.6 million, or 40.4%, to $8.9 million from $6.4 million in 2014. These increases in embedded devices and hardware were driven by second quarter module sales to one of our largest customers who periodically makes large purchases.

Subscription and support revenues increased $0.5 million or 3.1% to $16.7 million for the three months ended June 30, 2015 compared to $16.2 million for the same period in 2014. The increase in subscription and support revenues stems primarily from our introduction of new product lines, including those recently acquired. We also continue to focus on higher value generating customers and subscriptions, which purchase full solutions that include device, network and application (DNA), offsetting declines in subscriptions and revenue for lower value network-only customers.

Total cost of revenue for the three months ended June 30, 2015 increased $2.7 million, or 22.4%, to $14.5 million compared to $11.9 million for the same period in 2014. Comprising that increase, the cost of revenue for subscription and support services increased $0.2 million, or 3.1%, to $6.5 million for the three months ended June 30, 2015 compared to $6.3 million for the same period in 2014. Cost of revenue for embedded devices and hardware increased $2.5 million, or 44.2% to $8.0 million for the three months ended June 30, 2015 compared to $5.6 million for the same period in 2014. The increases in cost of sales relate to overall revenue growth, including the module sales to one of our largest customers as noted above.

Total gross profit for the three months ended June 30, 2015 increased $0.4 million, or 3.9% to $11.1 million compared to $10.7 million for the same period in 2014. Gross margin for subscription and support revenues remained constant at 61.3% for the three months ended June 30, 2015 compared to the same period in 2014. Gross margin for embedded devices and hardware decreased to 10.0% for the three months ended June 30, 2015 compared to 12.3% for the three months ended June 30, 2014. The decrease in gross margin for embedded devices and hardware sales was due to product mix.

Sales and marketing expense remained consistent quarter over quarter. The expense remained consistent due to full integration of the sales and marketing teams that were being expanded throughout the previous year. Sales and marketing expense was 13.4% of total revenue for the three months ended June 30, 2015 compared to 13.7% of total revenue for the same period in 2014.

General and administrative expenses decreased 12.2% to $3.7 million for the three-month period ended June 30, 2015, compared to $4.2 million for the three-month period ended June 30, 2014. As a percentage of net sales, general and administrative expenses decreased to 14.3% for the three months ended June 30, 2015 compared to 18.5% for the three months ended June 30, 2014. The decrease in total expense is primarily related to merger and other costs incurred in the three months ended June 30, 2014. General and administrative expenses for the three months ended June 30, 2014 include $0.9 million in professional fees and transaction costs associated with our acquisition compared to $0.1 million of infrequent or unusual costs in the three months ended June 30, 2015.

Engineering and development expenses increased 5.5% to $2.2 million for the three-month period ended June 30, 2015, compared to $2.1 million for the three-month period ended June 30, 2014. The increase was primarily driven by the continued development associated with newly introduced product lines and continued development associated with certain large industrial IoT projects. Engineering and development expenses decreased to 8.6% of total revenue for the three months ended June 30, 2015 compared to 9.2% of total revenue for the same period in 2014.

Depreciation and amortization expense and interest expense remained consistent quarter over quarter.

We recorded a provision for income tax expense of $0.1 million for the three months ended June 30, 2015 and an income tax benefit of $0.7 million for the three months ended June 30, 2014. The effective tax rates were 34.4% and 150.1% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate for the three months ended June 30, 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. For the three months ended June 30, 2014, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from (1) the income tax benefit for the capital loss from the disposal of discontinued operations effective June 30, 2014 and the ability to offset capital gains in the current tax year and to carry back for capital gains in prior tax years, (2) the portion of transaction costs incurred in the Omnilink merger that were not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the Omnilink merger.

Six Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,
	2015		2014		2015 vs. 2014
Net revenues:
Subscription and support revenues	$33,250	70.3%	$30,101	69.4%	$3,149	10.5%
Embedded devices and hardware	14,080	29.7%	13,249	30.6%	831	6.3%
Total net revenues	47,330	100.0%	43,350	100.0%	3,980	9.2%
Cost of revenue, exclusive of a portion of depreciation
and amortization shown below:
Subscription and support revenues	13,190	27.9%	11,636	26.8%	1,554	13.4%
Embedded devices and hardware	12,895	27.2%	11,152	25.7%	1,743	15.6%
Gross profit	21,245	44.9%	20,562	47.4%	683	3.3%
Operating expenses:
Sales and marketing	6,089	12.9%	6,037	13.9%	52	0.9%
General and administrative	7,601	16.1%	7,778	17.9%	(177)	-2.3%
Engineering and development	4,494	9.5%	3,365	7.8%	1,129	33.6%
Depreciation and amortization	3,312	7.0%	2,973	6.9%	339	11.4%
Operating (loss) income	(251)	-0.5%	409	0.9%	(660)	-161.4%
Interest expense	415	0.9%	286	0.7%	129	45.2%
Other income, net	(69)	-0.1%	(1,174)	-2.7%	1,105	-94.1%
(Loss) income from continuing operations
before income taxes	(597)	-1.3%	1,297	3.0%	(1,894)	-146.0%
Income tax benefit	(245)	-0.5%	(75)	-0.2%	(170)	226.6%
(Loss) income from continuing
operations, net of income taxes	(352)	-0.7%	1,372	3.2%	(1,724)	-125.7%
Loss from discontinued
operations, net of income taxes	-	0.0%	(492)	-1.1%	492	-100.0%
Net (loss) income	$(352)	-0.7%	$880	2.0%	$(1,232)	-140.0%
Adjusted EBITDA(1)	$5,694	12.0%	$5,751	13.3%	$(57)	-1.0%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue increased $4.0 million, or 9.2%, for the six months ended June 30, 2015 to $47.3 million from $43.4 million for the same period in 2014. The increase is primarily attributable to subscription and support revenues which grew $3.1 million, or 10.5%, to $33.3 million from $30.1 million in 2014.

The increase in subscription and support revenues stems primarily from our introduction of new product lines, including those recently acquired. We also continue to focus on higher value generating customers and subscriptions, which purchase full solutions that include device, network and application (DNA), offsetting declines in subscriptions and revenue for lower value network-only customers.

Embedded device and hardware revenue increased $0.8 million, or 6.3%, to $14.1 million for the six months ended June 30, 2015 compared to $13.2 million recorded in the same period in 2014. The comparative increase in embedded devices and hardware revenue is attributable primarily to sales of devices to upgrade and replace older generation (2G) devices.

Total cost of revenue for the six months ended June 30, 2015 increased $3.3 million, or 14.5%, to $26.1 million compared to $22.8 million for the same period in 2014. Comprising that increase, the cost of revenue for subscription and support services increased $1.5 million, or 13.4%, to $13.2 million for the six months ended June 30, 2015 compared to $11.6 million for the same period in 2014. Cost of revenue for embedded devices and hardware increased $1.7 million, or 15.6% to $12.9 million for the six months ended June 30, 2015 compared to $11.2 million for the same period in 2014. The increases in cost of sales relates to overall revenue growth and product mix as described above.

Total gross profit for the six months ended June 30, 2015 increased $0.7 million or 3.3% compared to the same period in 2014. Gross margin for subscription and support revenues was 60.3% for the six months ended June 30, 2015 compared to 61.3% for the six months ended June 30, 2014. Gross margin for embedded devices and hardware was 8.4% for the six months ended June 30, 2015 compared to 15.8% for the six months ended June 30, 2014. The decrease in gross margin for subscription and support revenues is primarily related to renegotiated pricing for a large customer in the first quarter of 2015. The decrease in gross margin for embedded devices and hardware was primarily due to product mix.

Sales and marketing expense remained consistent quarter over quarter. The expense remained consistent due to full integration of the sales and marketing teams that were being expanded throughout the previous year. Sales and marketing expense was 12.9% of total revenue for the six months ended June 30, 2015 compared to 13.9% of total revenue for the same period in 2014.

General and administrative expense decreased $0.2 million, or 2.3%, to $7.6 million for the six months ended June 30, 2015, compared to $7.8 million for the same period in 2014. The decrease is driven primarily by lower professional fees and transaction-related costs with fewer infrequent or unusual costs incurred during the six months ended June 30, 2015 compared to the prior period. General and administrative expenses for the six months ended June 30, 2014 include $1.0 million in professional fees and transaction costs associated with our acquisition compared to $0.6 million of infrequent or unusual costs in the six months ended June 30, 2015. General and administrative expense was 16.1% of total revenue for the six months ended June 30, 2015 compared to 17.9% of total revenue for the same period in 2014.

Engineering and development expenses increased 33.6% to $4.5 million for the six-month period ended June 30, 2015, compared to $3.4 million for the six-month period ended June 30, 2014. The increase was primarily driven by the continued development associated with newly introduced product lines with $0.8 million related to recently acquired product lines as well as $0.4 million in salary expense for newly hired employees. Engineering and development expense was 9.5% of total revenue for the six months ended June 30, 2015 compared to 7.8% of total revenue for the same period in 2014.

Depreciation and amortization expense increased $0.3 million, or 11.4%, to $3.3 million for the six months ended June 30, 2015, compared to $3.0 million for the same period in 2014. The increase in depreciation and amortization is related to recently acquired product lines and development of new product and project initiatives, including the amortization of new intangible assets.

Other income decreased $1.1 million for the six months ended June 30, 2015. The decrease is related to a pre-tax gain of $1.1 million on the sale of a cost method investment in a privately-held business during the six months ended June 30, 2014. The carrying value of the investment was $0.2 million and was sold for $1.3 million.

We recorded an income tax benefit of $0.3 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rates were 41.0% and (5.8%) for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the six months ended June 30, 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. For the six months ended June 30, 2014, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from (1) the income tax benefit for the capital loss from the disposal of discontinued operations effective June 30, 2014 and the ability to offset capital gains in the current tax year and to carry back for capital gains in prior tax years, (2) the portion of transaction costs incurred in the Omnilink merger that were not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the Omnilink merger.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands except per share amounts):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations, net of income taxes (GAAP)	$269	$226	$(352)	$1,372
Depreciation and amortization	1,901	1,762	3,782	3,180
Interest expense and other non-operating expense (income), net	173	192	346	(888)
Income tax expense (benefit)	141	(670)	(245)	(75)
EBITDA (non-GAAP)	2,484	1,510	3,531	3,589
Equity-based compensation	797	584	1,581	1,139
Infrequent or unusual items, including transaction and other costs	129	884	582	1,023
Adjusted EBITDA (non-GAAP)	$3,410	$2,978	$5,694	$5,751

Income (loss) from continuing operations, net of income taxes, per diluted share (GAAP)	$0.01	$0.01	$(0.02)	$0.07
EBITDA per diluted share (non-GAAP)	0.13	0.08	0.19	0.19
Adjusted EBITDA per diluted share (non-GAAP)	0.18	0.16	0.30	0.30

Weighted average shares outstanding used in computing diluted per share amounts	19,029	19,198	19,011	19,249

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

We had working capital of $23.0 million as of June 30, 2015, compared to $23.7 million as of December 31, 2014, respectively. We had cash balances of $14.2 million and $17.3 million as of June 30, 2015 and December 31, 2014, respectively; and available credit of $5.0 million as of June 30, 2015 and December 31, 2014. Our allowance for doubtful accounts reflected in the accompanying balance sheet includes bad debt reserves and revenue reserves.

Net cash provided by operating activities for the six-month period ended June 30, 2015 was $3.2 million compared with net cash of $5.1 million provided by operating activities of continuing operations for the six-month period ended June 30, 2014.

Net cash used in investing activities for the six-month period ended June 30, 2015 was $3.7 million, representing expenditures for tangible assets, purchases of software and capitalization of internally developed software.

Net cash used in financing activities for the six-month period ended June 30, 2015 was $2.6 million, primarily for payments on debt.

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was entered into by the Company in contemplation of the cash funding required in connection with our acquisition of Omnilink (see Note B – Merger) and to provide additional funding as needed for future capital investments for the business. In that regard, the Loan Agreement provides for $30.0 million of aggregate credit which is comprised of a $25.0 million term loan that was specifically structured and designated as funds to be borrowed and used by the Company toward payment of cash purchase consideration for the Omnilink transaction and an additional $5.0 million revolving line of credit for general corporate needs.

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

Our obligations under the Loan Agreement are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from paying dividends. The Loan Agreement contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, any outstanding obligations under the Loan Agreement may be accelerated. We were in compliance with all of the Bank’s financial covenants at June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended June 30, 2015.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, issued in 2013. Based on this assessment, management concludes that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

Management has excluded Omnilink Systems, Inc. (Omnilink) from its assessment of internal control over financial reporting as of June 30, 2015 because we merged our wholly-owned subsidiary with and into Omnilink with Omnilink surviving the merger as a wholly-owned subsidiary of the Company in a purchase business combination during 2014. Omnilink’s internal controls over financial reporting will be assessed throughout the year as part of our controls over financial reporting and reported on for the year ended December 31, 2015.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total	Average	Total shares purchased	Maximum number of shares
	shares	price paid	as part of publicly	that may yet be purchased
Period	purchased	per share	announced programs	under the plans of the program
April 1-30*	8,029	$11.36	n/a	n/a
Total	8,029	$11.36	n/a	n/a

*All shares are common shares repurchased in connection with employee equity-based compensation under the Numerex Corporation 2006 Long Term Incentive Plan, as amended, to satisfy employee payroll tax withholding obligations. These shares were not repurchased pursuant to publicly announced plans or programs. Numerex does not have a publicly announced plan or program to repurchase its equity securities.

Item 3.        Defaults Upon Senior Securities.

  None - not applicable.

Item 4.        Mine Safety Disclosures.

  None - not applicable.

Item 5.        Other Information.

  None - not applicable.

Item 6.        Exhibits

Exhibit 31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended June 30, 2015 and (v) Unaudited Condensed Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

August 5, 2015	/s/ Stratton J. Nicolaides
Stratton J. Nicolaides
Chairman of the Board of Directors and Chief Executive Officer

August 5, 2015	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer and
Principal Financial and Accounting Officer

