Form 10-Q
period 2015-09-30
NUMEREX CORP /PA/
filed 2015-11-09
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                      Yes ☐     No ☑

As of November 3, 2015,19,254,706 shares of the registrant's Class A common stock, no par value (being the registrant's only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

NUMEREX CORP. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements	Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014	5
Unaudited Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2015	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	7
Unaudited Condensed Notes to Consolidated Financial Statements	9

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,482	$17,270
Accounts receivable, less allowance for doubtful accounts of $2,052 and $1,106	14,092	12,287
Financing receivables, current	1,789	1,595
Inventory, net of reserves	7,974	8,410
Prepaid expenses and other current assets	2,054	2,329
Deferred tax assets, current	-	3,161
TOTAL CURRENT ASSETS	38,391	45,052

Financing receivables, less current portion	2,687	2,984
Property and equipment, net of accumulated depreciation and amortization	4,492	4,889
Software, net of accumulated amortization	6,958	6,106
Other intangible assets, net of accumulated amortization	17,512	19,163
Goodwill	43,424	44,348
Deferred tax assets, less current portion	-	5,816
Other assets	1,107	2,585
TOTAL ASSETS	$114,571	$130,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,011	$12,257
Accrued expenses and other current liabilities	3,062	2,471
Deferred revenues	2,026	2,258
Current portion of long-term debt	3,750	4,251
Obligations under capital lease	-	148
TOTAL CURRENT LIABILITIES	20,849	21,385

Long-term debt, less current portion	16,537	19,350
Noncurrent deferred taxes	1,170	-
Other liabilities	1,759	1,346
TOTAL LIABILITIES	40,315	42,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,532 and 20,284 issued; 19,225 and 18,992 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	101,319	99,056
Treasury stock, at cost; 1,307 and 1,292 shares	(5,444)	(5,352)
Accumulated other comprehensive loss	(95)	(48)
Accumulated deficit	(21,524)	(4,794)
TOTAL SHAREHOLDERS' EQUITY	74,256	88,862
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,571	$130,943

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Subscription and support revenues	$15,624	$17,429	$48,874	$47,530
Embedded devices and hardware	7,710	8,234	21,791	21,483
Total net revenues	23,334	25,663	70,665	69,013
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,538	7,011	19,728	18,647
Embedded devices and hardware	6,958	7,236	19,582	18,102
Inventory reserves	1,277	129	1,547	415
Impairment of other asset	1,275	-	1,275	-
Gross profit	7,286	11,287	28,533	31,849
Operating expenses:
Sales and marketing	3,047	3,029	9,136	9,066
General and administrative	4,507	3,429	12,108	11,207
Engineering and development	2,201	2,430	6,695	5,794
Depreciation and amortization	2,100	1,597	5,411	4,570
Impairment of goodwill and other intangible assets	1,250	-	1,250	-
Operating (loss) income	(5,819)	802	(6,067)	1,212
Interest expense	188	278	604	564
Other income, net	(31)	(97)	(100)	(1,272)
(Loss) income from continuing operations before income taxes	(5,976)	621	(6,571)	1,920
Income tax expense	10,404	358	10,159	283
(Loss) income from continuing operations, net of income taxes	(16,380)	263	(16,730)	1,637
Loss from discontinued operations, net of income taxes	-	-	-	(492)
Net (loss) income	(16,380)	263	(16,730)	1,145
Other items of comprehensive income, net of income taxes:
Foreign currency translation adjustment	30	(13)	47	(10)
Comprehensive (loss) income	$(16,350)	$250	$(16,683)	$1,135

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.86)	$0.01	$(0.88)	$0.09
Loss from discontinued operations	-	-	-	(0.03)
Net (loss) income	$(0.86)	$0.01	$(0.88)	$0.06

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.86)	$0.01	$(0.88)	$0.09
Loss from discontinued operations	-	-	-	(0.03)
Net (loss) income	$(0.86)	$0.01	$(0.88)	$0.06

Weighted average shares outstanding used in computing earnings per share:
Basic	19,137	18,956	19,053	18,900
Diluted	19,137	19,263	19,053	19,253

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2015	20,284	$99,056	$(5,352)	$(48)	$(4,794)	$88,862
Equity-based compensation expense	133	2,319	-	-	-	2,319
Equity-based compensation plan activity	114	138	-	-	-	138
Value of shares retained to pay employee taxes	-	(199)	(92)	-	-	(291)
Translation adjustment	-	-	-	(47)	-	(47)
Other	1	5	-	-	-	5
Net loss	-	-	-	-	(16,730)	(16,730)
Balance at September 30, 2015	20,532	$101,319	$(5,444)	$(95)	$(21,524)	$74,256

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(16,730)	$1,145
Less loss from discontinued operations, net of income taxes	-	(492)
(Loss) income from continuing operations, net of income taxes	(16,730)	1,637
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,163	4,969
Impairment of goodwill, other intangible assets and other assets	2,525	-
Equity-based compensation expense	2,319	1,833
Deferred income taxes	10,147	36
Bad debt expense	400	364
Inventory reserves	1,547	415
Gain on sale of cost method investment	-	(1,109)
Other non-cash expense	63	76
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(1,898)	(1,638)
Inventory, net	(861)	613
Accounts payable	(31)	208
Deferred revenue	231	(77)
Other	249	(275)
Net cash provided by operating activities	4,124	7,052
Cash flows from investing activities:
Net cash paid for acquisition	-	(37,113)
Purchases of property and equipment	(1,984)	(1,335)
Capitalized software development and purchases of software	(3,314)	(2,709)
Proceeds from sale of cost basis investment	-	1,309
Net cash used in investing activities	(5,298)	(39,848)
Cash flows from financing activities:
Principal payments on debt	(3,313)	(1,725)
Principal payments on capital lease obligations	(148)	(221)
Proceeds from long-term debt	-	25,000
Equity-based compensation plan activity	138	935
Payment of taxes on equity-based awards	(291)	(288)
Deferred financing costs	-	(293)
Net cash (used in) provided by financing activities	(3,614)	23,408
Cash flows from discontinued operations:
Cash provided by operating activities	-	142
Net decrease in cash and cash equivalents	(4,788)	(9,246)
Cash and cash equivalents at beginning of period	17,270	25,603
Cash and cash equivalents at end of period	$12,482	$16,357

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS — CONTINUED

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$513	$488
Cash paid for income taxes	70	83
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	203	386
Note issued in conjunction with disposal of discontinued operations	-	35

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE A – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Numerex Corp. (NASDAQ: NMRX) is a leading provider of managed machine-to-machine (M2M) enterprise solutions enabling the Internet of Things (IoT).  The Company provides its technology and services through its integrated M2M horizontal platforms, which are generally sold on a subscription basis. The Company offers Numerex DNA® that may include hardware and smart Devices, cellular and satellite Network services, and software applications that are delivered through our M2M platform. The Company also provides business services to enable the development of efficient, reliable, and secure solutions while accelerating deployment. Numerex is ISO 27001 information security-certified, highlighting the Company’s focus on M2M data security, service reliability and around-the-clock support of its customers’ M2M solutions.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of September 30, 2015 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2014 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 which includes information and disclosures not included in this quarterly report.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three and nine months ended September 30, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015 or any future periods.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

 ________________

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The measurement period adjustment resulted in recasting the December 31, 2014 consolidated balance sheet, as follows (in thousands):

	December 31,	Measurement	December 31,
	2014	Period	2014
	As Reported	Adjustment	Recast
Assets
Goodwill	$44,548	$(200)	$44,348
Deferred tax assets, less current portion	5,616	200	5,816
	$50,164	$-	$50,164

The measurement period adjustment had no effect on the statements of operations and comprehensive (loss) income or cash flows.

NOTE C - INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$2,109	$2,228
Finished goods	8,559	7,579
Inventory reserves	(2,694)	(1,397)
	$7,974	$8,410

In September 2015, we entered into new and amended agreements with wireless carriers that make adding 2G devices to wireless networks financially unfavorable under most circumstances. As a result of these agreements, we performed a lower of cost or market analysis leading to a significant increase in the inventory reserve of $1.1 million related to older, second generation (2G) cellular telecommunication devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer, network and other equipment	$6,394	$5,925
Monitoring equipment	2,834	1,705
Furniture and fixtures	888	746
Leasehold improvements	357	328
Total property and equipment	10,473	8,704
Accumulated depreciation and amortization	(5,981)	(3,815)
	$4,492	$4,889

Monitoring equipment includes devices and hardware owned by us and used by customers under managed service arrangements. Depreciation expense for monitoring equipment included in cost of sales for subscription and support revenues in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

During the three and nine months ended September 30, 2015, we recognized additional depreciation expense of $0.4 million for managed service devices and hardware used by a financially troubled customer.

NOTE E – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of September 30, 2015				As of December 31, 2014
		Gross			Gross
	Remaining	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Useful Lives	Amount	Amortization	Value	Amount	Amortization	Value
Purchased and developed software	1.2	$13,233	$(8,658)	$4,575	$11,176	$(6,409)	$4,767
Software in development	n/a	2,383	-	2,383	1,339	-	1,339
Total software		15,616	(8,658)	6,958	12,515	(6,409)	6,106
Licenses	0.4	12,786	(12,081)	705	12,763	(11,886)	877
Customer relationships	7.8	8,287	(2,064)	6,223	8,287	(1,359)	6,928
Technologies	12.6	4,998	(506)	4,492	4,998	(237)	4,761
Patents and trademarks	3.6	4,018	(2,027)	1,991	3,343	(1,657)	1,686
Trade names	Indefinite	3,632	-	3,632	3,632	-	3,632
Other	n/a	469	-	469	1,279	-	1,279
Total other intangible assets		34,190	(16,678)	17,512	34,302	(15,139)	19,163
		$49,806	$(25,336)	$24,470	$46,817	$(21,548)	$25,269

Remaining useful lives in the preceding table were calculated on a weighted average basis as of September 30, 2015. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or nine months ending September 30, 2015.

Amortization expense related to intangible assets was $1.3 million and $3.8 million for the three and nine months ended September 30, 2015 compared to $1.2 million and $3.4 million and for the respective periods in 2014. Amortization expense recorded in cost of subscription revenues in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2014. Additionally, we have capitalized approximately $0.6 million and $1.8 million of internally generated software development costs for the three and nine months ended September 30, 2015, respectively and $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.

Impairment of Goodwill and Patents and Trademarks

Our Do-It-Yourself (DIY) product line and reporting unit is not generating results of operations consistent with our expectations and previous forecasts and management is evaluating different strategic options for the reporting unit. These factors were triggering events that it was more likely than not that the fair value of the DIY reporting unit was less than its carrying amount. As a result, we performed our initial assessment of Goodwill for impairment of the DIY reporting unit, along with other intangible assets of the reporting unit, in the period ending September 30, 2015. The DIY reporting unit included $2.6 million in recorded goodwill and $0.6 million carrying value of patents along with an additional $1.3 million in other intangible assets.

We estimated the fair value of the reporting unit using a combination of market and income approaches and concluded that the estimated fair value of the reporting unit was less than its carrying value. We assessed the implied fair value of goodwill in the same manner as if we were acquiring the reporting unit in a business combination. Specifically, we allocated the estimated fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation, referred to as Step 2. We assessed the amortizing long-lived assets for impairment based on undiscounted cash flows and concluded that the carrying value of patents may not be recoverable. As a result, the fair value of patents was estimated using an income approach.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Based on preliminary Step 2 calculations, we have recorded impairments of $0.9 million for goodwill and $0.3 million for patents during the period ending September 30, 2015. The amount of the impairments is an estimate that has not been finalized prior to filing this quarterly report. We expect to finalize Step 2 of the goodwill analysis and finalize the impairment of patents during the quarter ended December 31, 2015.

Activity for the carrying amount of goodwill for the nine months ended September 30, 2015 is summarized as follows (in thousands):

January 1, 2015	$44,348
DIY reporting unit impairment	(924)
September 30, 2015	$43,424

The January 1, 2015 goodwill balance of $44,348 reflects a final measurement period adjustment of $0.2 million related to deferred tax assets. See Note B – Merger.

NOTE F – OTHER ASSETS

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Deferred activation fees	$414	$310
Prepaid carrier fees	375	1,860
Deferred financing fees	201	260
Deposits	117	155
	$1,107	$2,585

During 2011, we purchased and installed telecommunication infrastructure equipment and related equipment to improve the capacity and functionality of our devices operating on one of our carrier networks. To comply with the needs of one of our carriers and in exchange for more favorable carrier fees, we transferred the legal right to the equipment to the vendor. Thus, our existing agreement with this vendor was amended to provide for the new carrier fees and the legal transfer of the equipment. We accounted for this transaction as a non-monetary exchange. The $2.2 million cost of the equipment was determined to be its fair value and we recorded this transaction by transferring the equipment cost to prepaid carrier fees. During 2014, we made a prepayment of $0.4 million to the same carrier to license additional network access. Both prepaid expenses were being amortized in cost of sales for subscription and support revenue on a straight-line basis over the term of the agreement, which was to expire in 2021.

In September 2015, we entered into a mutual agreement with the vendor to (1) cancel the existing agreement, (2) purchase certain equipment from the vendor and (3) assume certain national carrier and other agreements from the vendor. Our consideration included (1) $0.5 million in cash, (2) 30,000 shares of our common stock having a value of $0.3 million (3) the prepayment above to license additional network access having a carrying value of $0.4 million for a total of $1.2 million. Consummation of the transaction, which was contingent upon obtaining consents from certain of our vendor’s carriers, closed in October 2015. During negotiations with the vendor in the third quarter of fiscal year 2015, a triggering event was identified, for purposes of assessment of long-lived assets for impairment, as it was more likely than not that the aforementioned assets may be disposed of significantly before the end of their previously estimated useful life. As a result of this transaction and in conjunction with a separate agreement with a mutual national carrier, we determined that the prepaid expenses had no continuing value. We recorded a charge of $1.3 million in cost of sales to write-off the carrying value of the prepaid carrier fees as a settlement of a pre-existing relationship with the vendor. The impairment charge affected multiple reporting units.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE G – INCOME TAXES

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment.

At September 30, 2015, we determined that we would not meet the criteria of “more likely than not” that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2015 and 2035. We will maintain the valuation allowance against the net deferred tax assets until sufficient positive evidence outweighs any negative evidence to support reversal. Future reversals or increases to the valuation allowance could have a significant impact on our future earnings.

As a result of recording a valuation allowance as of September 30, 2015, we recognized deferred tax expense of $10.4 million, representing an effective tax rate of (174.1%), for the three months ended September 30, 2015 and deferred tax expense of $10.1 million, representing an effective tax rate of (154.6%), for the nine months ended September 30, 2015. The remaining difference of $0.3 million in income tax expense for the three months ended September 30, 2015 is primarily reversing the previous year-to-date benefit. For the nine months ended September 30, 2015, the remaining difference of $0.1 million in income tax expense is for state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

For the three and nine months ended September 30, 2014, we recorded income tax expense from continuing operations of $0.4 million and $0.3 million, respectively, representing effective tax rates of 57.6% and 14.7%, respectively. Our income tax expense of $0.4 million for the three months ended September 30, 2014 included a year-to-date adjustment of $0.2 million or 31.3% of the quarter’s pre-tax income, to increase our tax provision for the six months ended June 30, 2014 to the estimated annual effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2014 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of a number of discrete items, including (1) the effect of expenses that are not deductible for income tax purposes, including a portion of transaction costs incurred in the Omnilink merger and (2) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the merger with Omnilink. In addition, the effective tax rate for the nine months ended September 30, 2014, was reduced for the income tax benefit from the capital loss on the disposal of BNI due to the ability to offset capital gains in our current tax year and to carry back for capital gains in prior tax years.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2012 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE H – DEBT

Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Note payable to Silicon Valley Bank, with interest at our option of prime rate or LIBOR rate plus margin	$20,287	$23,125
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment, due September 2015	-	476
	20,287	23,601
Less current portion of long-term debt	3,750	4,251
Noncurrent portion of long-term debt	$16,537	$19,350

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). As of September 30, 2015,we had no outstanding balance on the revolving line of credit. The proceeds from the term loan were used to finance the Omnilink merger. See Note B –– Merger.

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

As of September 30, 2015, we did not meet the fixed charge coverage ratio covenant. We entered into the first amendment to the Loan Agreement on November 3, 2015 (the “Amendment”). The Amendment does not permit any subsequent advances under the Credit Facility, waived the fixed charge coverage ratio for the three months ended September 30, 2015 and added a monthly liquidity ratio covenant. As a result of the waiver and our expectation of maintaining compliance with all of the covenants in the future, we have continued to record scheduled principal payments due after twelve months as noncurrent.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. The Promissory Note was paid in full as of September 30, 2015.

NOTE I – NET (LOSS) EARNINGS PER SHARE

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The following table presents a reconciliation of the shares used in the calculation of basic and diluted net (loss) income per share from continuing operations contained in our condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

(Loss) income from continuing operations, net of income taxes	$(16,380)	$263	$(16,730)	$1,637

Weighted average shares outstanding:
Basic	19,137	18,956	19,053	18,900
Dilutive effect of common stock equivalents	-	307	-	353
Total	19,137	19,263	19,053	19,253

Anti-dilutive equity-based compensation awards	2,294	757	2,294	757

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update will require an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In July 2015, the FASB issued guidance intended to simplify the presentation of applicable inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE K – SUBSEQUENT EVENTS

On October 8, 2015, we closed on a mutual agreement with a vendor to (1) cancel the existing agreement, (2) purchase certain equipment from the vendor and (3) assume certain national carrier and other agreements from the vendor in exchange for $0.5 million in cash and 30,000 shares of our common stock having a value of $0.3 million. See Note F – Other Assets.

On November 3, 2015, we entered into the first amendment to the Loan Agreement. See Note H – Debt.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

We are a holding company that, acting through our subsidiaries, is one of the leading providers of managed M2M enterprise solutions with a presence predominately in North America. We incorporate the key M2M elements of Device (D), Network (N), and Application (A), to create packaged and custom designed M2M solutions for the enterprise and government markets nationwide. We refer to this combination as Numerex DNA.

Our network services are provided through national and regional wireless telecommunication carriers and consist of second (2G), third (3G) and fourth generation (4G and LTE) cellular telephone technology. Several wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G and 4G networks between 2016 and 2018 while other carriers have announced their intention to discontinue 2G networks as early as 2020. We intend to continue support existing 2G customers through the transition to subsequent technology. Additionally, we have introduced 3G/4G products offering advanced services across our product lines.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we perform our annual assessment of goodwill for impairment as of October 1. The valuations of goodwill and other intangible assets require assumptions and estimates of many critical factors, including projections of revenues, costs, operating cash flows, capital expenditures, terminal growth rates and discount rates. As part of our assessment as of October 1, 2014, and as disclosed in our Quarterly Report for the quarterly period ended June 30, 2015, we projected significant growth for certain of our smaller product lines. Lower revenue growth and operating results for these product lines and/or unfavorable changes in other economic factors could impact the underlying key assumptions and our estimated fair values, potentially leading to a future non-cash impairment charge for either or both goodwill and other intangible assets. In September 2015, we recorded a $1.3 million in impairment charges to goodwill and other intangible assets in our Do-It-Yourself (DIY) reporting unit. We also recorded an additional $1.1 million inventory reserve for older inventory and $1.3 million impairment charge for prepaid expenses and other assets. The impairment charge for prepaid expenses and other assets was primarily related to new and modified agreements with wireless carriers and the impairment charge affected multiple reporting units.

On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our consolidated results. The purchase consideration of $37.5 million was composed of a cash payment of $37.3 million and a working capital adjustment of $0.2 million.

During the quarter ended September 30, 2015, we had revenues of $23.3 million and a net loss of $16.4 million compared with revenues and net income from continuing operations for the quarter ended September 30, 2014 of $25.7 million and of $0.3 million, respectively.

For the nine months ended September 30, 2015, we had revenues of $70.7 million and a net loss of $16.7 million compared with revenues and net income from continuing operations for the nine months ended September 30, 2014 of $69.0 million and $1.1 million, respectively.

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

Cost of sales for the three and nine months ended September 30, 2015 includes a significant increase in the inventory reserve of $1.1 million and impairment of other assets of $1.3 million. We entered into new and amended agreements with wireless carriers in September 2015 that make adding 2G devices to wireless networks financially unfavorable under most circumstances. As a result of these agreements, we performed a lower of cost or market analysis leading to the increased reserve related to older, 2G cellular telecommunication devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill.

The $1.3 million impairment of other assets is related to a prepaid discount of carrier fees. In September 2015, we entered into a mutual agreement with the vendor to (1) cancel the existing agreement, (2) repurchase certain equipment from the vendor and (3) assume certain national carrier and other agreements from the vendor. Our consideration included (1) $0.5 million in cash, (2) 30,000 shares of our common stock having a value of $0.3 million (3) a prepayment to license additional network access having a carrying value of $0.4 million for a total of $1.2 million. Consummation of the transaction, which was contingent upon obtaining consents from certain of our vendor’s carriers, closed in October 2015. During negotiations with the vendor in the third quarter of fiscal year 2015, a triggering event was identified, for purposes of assessment of asset impairment, as it was more likely than not that the aforementioned assets may be disposed of significantly before the end of their previously estimated useful life. As a result of this transaction and in conjunction with a separate agreement with a mutual national carrier, we determined that the prepaid expenses had no continuing value. We recorded a charge of $1.3 million in cost of sales to write-off the carrying value of the prepaid carrier fees as a settlement of a pre-existing relationship with the vendor.

Our Do-It-Yourself (DIY) product line and reporting unit is not generating results of operations consistent with our expectations and previous forecasts and management is evaluating different strategic options for the reporting unit. These factors were triggering events that it was more likely than not that the fair value of the DIY reporting unit was less than its carrying amount. As a result, we performed our initial assessment of Goodwill for impairment of the DIY reporting unit, along with other intangible assets of the reporting unit, in the period ending September 30, 2015. The DIY reporting unit included $2.6 million in recorded goodwill and $0.6 million carrying value of patents along with an additional $1.3 million in other intangible assets.

We estimated the fair value of the reporting unit using a combination of market and income approaches and concluded that the estimated fair value of the reporting unit was less than its carrying value. We assessed the implied fair value of goodwill in the same manner as if we were acquiring the reporting unit in a business combination. Specifically, we allocated the estimated fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation, referred to as Step 2. We assessed the amortizing long-lived assets for impairment based on undiscounted cash flows and concluded that the carrying value of patents may not be recoverable. As a result, the fair value of patents was estimated using an income approach.

Based on preliminary Step 2 calculations, we have recorded impairments of $0.9 million for goodwill and $0.3 million for patents during the period ending September 30, 2015. The amount of the impairments is an estimate that has not been finalized prior to filing this quarterly report. We expect to finalize Step 2 of the goodwill analysis and finalize the impairment of patents during the quarter ended December 31, 2015.

At September 30, 2015, we determined that we would not meet the criteria of “more likely than not” that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2015 and 2035. As a result of recording a valuation allowance as of September 30, 2015, we recognized deferred tax expense of $10.4 million and $10.1 million for the three and nine months ended September 30, 2015. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projections of future taxable income, tax planning strategies and the reversal of temporary differences in making this assessment. We will maintain the valuation allowance against the net deferred tax assets until sufficient positive evidence outweighs any negative evidence to support reversal. Future reversals or increases to the valuation allowance could have a significant impact on our future earnings.

Results of Operations

Three Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		2015 vs. 2014
Net revenues:
Subscription and support revenues	$15,624	67.0%	$17,429	67.9%	$(1,805)	-10.4%
Embedded devices and hardware	7,710	33.0%	8,234	32.1%	(524)	-6.4%
Total net revenues	23,334	100.0%	25,663	100.0%	(2,329)	-9.1%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	6,538	28.0%	7,011	27.3%	(473)	-6.7%
Embedded devices and hardware	6,958	29.8%	7,236	28.2%	(278)	-3.8%
Inventory reserves	1,277	5.5%	129	0.5%	1,148	889.9%
Impairment of other asset	1,275	5.5%	-	0.0%	1,275	100.0%
Gross profit	7,286	31.2%	11,287	44.0%	(4,001)	-35.4%
Operating expenses:
Sales and marketing	3,047	13.1%	3,029	11.8%	18	0.6%
General and administrative	4,507	19.3%	3,429	13.4%	1,078	31.4%
Engineering and development	2,201	9.4%	2,430	9.5%	(229)	-9.4%
Depreciation and amortization	2,100	9.0%	1,597	6.2%	503	31.5%
Impairment of goodwill and other intangible assets	1,250	5.4%	-	0.0%	1,250	100.0%
Operating(loss) income	(5,819)	-24.9%	802	3.1%	(6,621)	-825.6%
Interest expense	188	0.8%	278	1.1%	(90)	-32.4%
Other income, net	(31)	-0.1%	(97)	-0.4%	66	-68.0%
(Loss) income before income taxes	(5,976)	-25.6%	621	2.4%	(6,597)	-1062.3%
Income tax expense	10,404	44.6%	358	1.4%	10,046	2806.1%
Net (loss) income	(16,380)	-70.2%	263	1.0%	(16,643)	-6328.1%
Adjusted EBITDA(1)	$1,660	7.1%	$3,326	13.0%	$(1,666)	-50.1%

_________________

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue decreased $2.3 million, or 9.1%, for the three months ended September 30, 2015 to $23.3 million from $25.7 million for the same period in 2014. The decrease reflects the loss of one customer due to non-payment and other losses associated with network customers’ 2G conversions where we did not have a competitive offer. The decrease in revenue is also attributed to a strategic shift from offering customers a network- or application-only solution, to a higher margin, integrated managed service that includes the full suite of Numerex DNA.

Embedded devices and hardware revenues decreased $0.5 million or 6.4% to $7.7 million for the three months ended September 30, 2015 compared to $8.2 million for the same period in 2014. The majority of the decrease pertains to the timing of one of our largest customer’s periodic high volume purchases of hardware modules. Purchases from this customer were $5.2 million and $5.4 million for the three months ended September 30, 2015 and 2014, respectively. Sales of embedded devices and hardware are also adversely affected by our shift to a managed service offering of Numerex DNA noted above instead of selling hardware as separate components. Because of this shift, we anticipate hardware revenue will continue to fluctuate and also decrease in total over time.

Total cost of revenue for the three months ended September 30, 2015 increased $1.7 million, or 11.6%, to $16.0 million compared to $14.4 million for the same period in 2014. Comprising that increase, the direct cost of revenue for subscription and support services decreased $0.5 million, or 6.7%, to $6.5 million for the three months ended September 30, 2015 compared to $7.0 million for the same period in 2014. Subscription and support revenue less direct costs was $9.1 million, or 58.2% of subscription support revenue for the three months ended September 30, 2015 compared to $10.4 million, or 59.8% of subscription support revenue for the three months ended September 30, 2014. The year over year decrease in direct costs of subscription and support revenue and the corresponding increase as a percentage of revenue are attributed to the overall decline in revenue.

The direct cost of revenue for embedded devices and hardware decreased $0.3 million, or 3.8%, to $7.0 million for the three months ended September 30, 2015 compared to $7.2 million for the same period in 2014. Embedded devices and hardware revenue less direct costs was $0.8 million, or 9.8% of embedded devices and hardware revenue for the three months ended September 30, 2015 compared to $1.0 million, or 12.1% of embedded devices and hardware revenue for the three months ended September 30, 2014. The year over year decrease in direct costs of embedded devices and hardware relates primarily to overall revenue decline as well as the customer and product mix. Customer and product mix also caused direct cost of embedded devices and hardware as a percentage of corresponding revenue to increase to 90.2% for the three months ended September 30, 2015 from 87.9% for the same period in 2014.

As described in the Overview above, we entered into new and amended agreements with wireless carriers in September 2015. As a result of these agreements, we performed a lower of cost or market analysis leading to a significant increase in the inventory reserve of $1.1 million during the three months ended September 30, 2015 related to older, 2G cellular telecommunication devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill. In addition, one of the amended carrier agreements led to settlement of a pre-existing relationship and a $1.3 million impairment of a prepaid expense during the three months ended September 30, 2015. The prepaid expense was previously recorded in other assets.

Sales and marketing expense remained consistent year over year in total dollars, but increased as a percentage of total revenue to 13.1% for the three months ended September 30, 2015 compared to 11.8% of total revenue for the same period in 2014.

General and administrative expenses increased $1.1 million to $4.5 million for the three-month period ended September 30, 2015, compared to $3.4 million for the three-month period ended September 30, 2014. As a percentage of net sales, general and administrative expenses increased to 19.3% for the three months ended September 30, 2015 compared to 13.4% for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015 includes $0.5 million for the new chief executive officer relocation and recruiting costs and $0.2 million for an immaterial correction of an error relating to international value-added and sales taxes.

Engineering and development expenses decreased 9.4% to $2.2 million for the three-month period ended September 30, 2015, compared to $2.4 million for the three-month period ended September 30, 2014. The decrease was primarily attributed to cost management as reduction in employee costs was the main driver. Engineering and development expenses decreased to 9.4% of total revenue for the three months ended September 30, 2015 compared to 9.5% of total revenue for the same period in 2014.

Depreciation and amortization expense increased 31.5% to $2.1 million for the three-month period ended September 30, 2015, compared to $1.6 million for the three-month period ended September 30, 2014. The increase in depreciation and amortization is related to recently acquired product lines and development of new product and project initiatives, including the amortization of new intangible assets. The increase also includes $0.4 million for managed service devices and hardware used by a financially troubled customer at risk of not being returned to us.

The $1.3 million impairment of goodwill and other intangible assets recorded in the three months ended September 30, 2015 was related to our DIY reporting unit as described in the Overview above.

Interest expense decreased $0.1 million to $0.2 million for the three-month period ended September 30, 2015 compared to $0.3 million for the same period in 2014. The decrease is due to full payment of the seller financed promissory note from the acquisition of a small technology company in 2012.

We recorded a provision for income tax expense of $10.4 million for the three months ended September 30, 2015 and $0.4 million for the three months ended September 30, 2014. The effective tax rates were (174.1%) and 57.6% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate for the three months ended September 30, 2015 differed from the federal statutory rate of 34% primarily as a result of recording the valuation allowance for net deferred tax assets.

For the three months ended September 30, 2014, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from (1) the income tax benefit for the capital loss from the disposal of discontinued operations effective June 30, 2014 and the ability to offset capital gains in the current tax year and to carry back for capital gains in prior tax years, (2) the portion of transaction costs incurred in the Omnilink merger that were not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the Omnilink merger.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014		2015 vs. 2014
Net revenues:
Subscription and support revenues	$48,874	69.2%	$47,530	68.9%	$1,344	2.8%
Embedded devices and hardware	21,791	30.8%	21,483	31.1%	308	1.4%
Total net revenues	70,665	100.0%	69,013	100.0%	1,652	2.4%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	19,728	27.9%	18,647	27.0%	1,081	5.8%
Embedded devices and hardware	19,582	27.7%	18,102	26.2%	1,480	8.2%
Inventory reserves	1,547	2.2%	415	0.6%	1,132	272.8%
Impairment of other asset	1,275	1.8%	-	0.0%	1,275	100.0%
Gross profit	28,533	40.4%	31,849	46.1%	(3,316)	-10.4%
Operating expenses:
Sales and marketing	9,136	12.9%	9,066	13.1%	70	0.8%
General and administrative	12,108	17.1%	11,207	16.2%	901	8.0%
Engineering and development	6,695	9.5%	5,794	8.4%	901	15.6%
Depreciation and amortization	5,411	7.7%	4,570	6.6%	841	18.4%
Impairment of goodwill and other intangible assets	1,250	1.8%	-	0.0%	1,250	100.0%
Operating (loss) income	(6,067)	-8.6%	1,212	1.8%	(7,279)	-600.6%
Interest expense	604	0.9%	564	0.8%	40	7.1%
Other income, net	(100)	-0.1%	(1,272)	-1.8%	1,172	-92.1%
(Loss) income from continuing operations before income taxes	(6,571)	-9.3%	1,920	2.8%	(8,491)	-442.2%
Income tax expense	10,159	14.4%	283	0.4%	9,876	3489.8%
(Loss) income from continuing operations, net of income taxes	(16,730)	-23.7%	1,637	2.4%	(18,367)	-1122.0%
Loss from discontinued operations, net of income taxes	-	0.0%	(492)	-0.7%	492	-100.0%
Net (loss) income	$(16,730)	-23.7%	$1,145	1.7%	$(17,875)	-1561.1%
Adjusted EBITDA(1)	$7,358	10.4%	$9,078	13.2%	$(1,720)	-18.9%

 _________________

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue increased $1.7 million, or 2.4%, for the nine months ended September 30, 2015 to $70.7 million from $69.0 million for the same period in 2014. The increase is primarily attributable to subscription and support revenues which grew $1.3 million, or 2.8%, to $48.9 million from $47.5 million in 2014 primarily from our introduction of new product lines, including those recently acquired.

Embedded device and hardware revenue increased $0.3 million, or 1.4%, to $21.8 million for the nine months ended September 30, 2015 compared to $21.5 million recorded in the same period in 2014. The majority of the increase pertains to timing of one of our largest customer’s periodic high volume purchases of hardware modules. Purchases from this customer were $12.5 million and $11.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in sales to one of our largest customers was offset by our shift to a managed service offering of Numerex DNA noted above instead of selling hardware as separate components. Because of this shift, we anticipate hardware revenue will continue to fluctuate and also decrease in total over time.

Total cost of revenue for the nine months ended September 30, 2015 increased $5.0 million, or 13.4%, to $42.1 million compared to $37.2 million for the same period in 2014. Comprising that increase, the direct cost of revenue for subscription and support services increased $1.1 million, or 5.8%, to $19.7 million for the nine months ended September 30, 2015 compared to $18.6 million for the same period in 2014. Subscription and support revenue less direct costs was $29.1 million, or 59.6% of subscription and support revenue for the nine months ended September 30, 2015 compared to $28.9 million, or 60.8% of subscription and support revenue for the nine months ended September 30, 2014.

The direct cost of revenue for embedded devices and hardware increased $1.5 million, or 8.2% to $19.6 million for the nine months ended September 30, 2015 compared to $18.1 million for the same period in 2014. Embedded devices and hardware revenue less direct costs was $2.2 million, or 10.1% of embedded devices and hardware revenue for the nine months ended September 30, 2015 compared to $3.4 million, or 15.7% of embedded devices and hardware revenue for the nine months ended September 30, 2014. The year over year increase in direct costs of embedded devices and hardware is attributed to customer and product mix. Customer and product mix also caused direct cost of embedded devices and hardware as a percentage of corresponding revenue to increase to 89.9% for the nine months ended September 30, 2015 from 84.3% for the same period in 2014.

As described in the Overview above, we entered into new and amended agreements with wireless carriers in September 2015. As a result of these agreements, we performed a lower of cost or market analysis leading to a significant increase in the inventory reserve of $1.1 million during the nine months ended September 30, 2015 related to older, 2G cellular telecommunication devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill. In addition, one of the amended carrier agreements led to settlement of a pre-existing relationship and a $1.3 million impairment of a prepaid expense during the nine months ended September 30, 2015. The prepaid expense was previously recorded in other assets.

Sales and marketing expense remained consistent year over year in both total dollars and as a percentage of total revenue.

General and administrative expense increased $0.9 million, or 8.0%, to $12.1 million for the nine months ended September 30, 2015, compared to $11.2 million for nine month period ended September 30, 2014. As a percentage of net sales, general and administrative expenses increased to 17.1% for the nine months ended September 30, 2015 compared to 16.2% for the nine months ended September 30, 2014. The increase includes the effect of recently acquired product lines. General and administrative expenses for the nine months ended September 30, 2015 also includes of $0.5 million for the new chief executive officer relocation and recruiting costs and $0.2 million for an immaterial correction of an error relating to international value-added and sales taxes. General and administrative expense for the nine months ended September 30, 2015 includes $0.4 million in other professional fees and transaction costs compared to $1.1 million for the comparable period in 2014.

Engineering and development expenses increased 15.6% to $6.7 million for the nine-month period ended September 30, 2015, compared to $5.8 million for the nine-month period ended September 30, 2014. The increase was primarily driven by the continued development associated with newly introduced product lines with $0.3 million related to contract labor and $0.6 million in salary expense for newly hired employees. Engineering and development expense was 9.5% of total revenue for the nine months ended September 30, 2015 compared to 8.4% of total revenue for the same period in 2014.

Depreciation and amortization expense increased $0.8 million, or 18.4%, to $5.4 million for the nine months ended September 30, 2015, compared to $4.6 million for the nine month period ended September 30, 2014. The increase in depreciation and amortization is related to recently acquired product lines and development of new product and project initiatives, including the amortization of new intangible assets. The increase also includes $0.4 million for managed service devices and hardware used by a financially troubled customer at risk of not being returned to us.

The $1.3 million impairment of goodwill and other intangible assets recorded in the nine months ended September 30, 2015 was related to our DIY reporting unit as described in the Overview above.

Other income decreased $1.2 million for the nine months ended September 30, 2015. The decrease is related to a pre-tax gain of $1.1 million on the sale of a cost method investment in a privately-held business during the nine months ended September 30, 2014. The carrying value of the investment was $0.2 million and was sold for $1.3 million.

We recorded a provision for income tax expense of $10.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rates were (154.6%) and 14.7% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory of 34% primarily as a result of recording the valuation allowance for net deferred tax assets.

For the nine months ended September 30, 2014, the difference between our effective tax rate and the federal statutory tax rate resulted primarily from (1) the income tax benefit for the capital loss from the disposal of discontinued operations effective June 30, 2014 and the ability to offset capital gains in the current tax year and to carry back for capital gains in prior tax years, (2) the portion of transaction costs incurred in the Omnilink merger that were not deductible for income taxes and (3) state income taxes, including the tax effect of changes in effective state income tax rates resulting from the Omnilink merger.

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

We believe that

●	EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, income taxes, depreciation and amortization, which can vary substantially from company-to-company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and
●	Investors commonly adjust EBITDA information to eliminate the effect of equity-based compensation and non-cash and other charges which vary widely from company-to-company and impair comparability.

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share:

●	as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis
●	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and
●	in communications with the board of directors, analysts and investors concerning our financial performance.

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

Adjusted EBITDA excludes non-cash and other charges including costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation, acquisition related costs, a large and uncommon reserve for inventory, impairment and write-off of prepaid expenses, and a goodwill impairment charge. We believe that these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
(Loss) income from continuing operations, net of income taxes (GAAP)	$(16,380)	$263	$(16,730)	$1,637
Depreciation and amortization expense	2,381	1,789	6,163	4,969
Interest expense and other non-operating expense (income), net	157	181	504	(708)
Income tax expense	10,404	358	10,159	283
EBITDA (non-GAAP)	(3,438)	2,591	96	6,181
Equity-based compensation expense	738	694	2,319	1,833
Non-cash and other items	4,360	41	4,943	1,064
Adjusted EBITDA (non-GAAP)	$1,660	$3,326	$7,358	$9,078

(Loss) income from continuing operations, net of income taxes, per diluted share (GAAP)	$(0.86)	$0.01	$(0.88)	$0.09
EBITDA per diluted share (non-GAAP)	(0.18)	0.13	0.01	0.32
Adjusted EBITDA per diluted share (non-GAAP)	0.09	0.17	0.39	0.47

Weighted average shares outstanding used in computing diluted per share amounts	19,137	19,263	19,053	19,253

As noted above, non-cash and other charges include goodwill and intangible write downs, impairment of other assets, unusual inventory reserves, costs related to hiring a new chief executive, fees related to an internal ERP systems integration upgrade, a network systems evaluation, and acquisition related costs.

Liquidity and Capital Resources

We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. Our source of funds is principally from operations. We believe that we have sufficient liquidity and capital resources to meet ongoing operations and investing requirements through our cash on hand and generated from operations and that we will be able to access funds from external financing arrangements as necessary.

We had working capital of $17.5 million as of September 30, 2015, compared to $23.7 million as of December 31, 2014, respectively. We had cash balances of $12.5 million and $17.3 million as of September 30, 2015 and December 31, 2014, respectively. Our allowance for doubtful accounts reflected in the accompanying balance sheet includes bad debt reserves and revenue reserves.

Net cash provided by operating activities for the nine-month period ended September 30, 2015 was $4.1 million compared with net cash of $7.1 million provided by operating activities of continuing operations for the nine-month period ended September 30, 2014. The decrease in cash provided by operations is primarily a result of an increase in gross accounts receivable and gross inventory from December 31, 2014 to September 30, 2015. The increase in gross accounts receivable is primarily due to shipping a large customer’s hardware order near the end of the period and customers with extended payment terms. The increase in gross inventory results from increased purchases of newer generation inventory.

Net cash used in investing activities for the nine-month period ended September 30, 2015 was $5.3 million, representing expenditures of $2.0 million for tangible assets, and $3.3 million for software and capitalization of internally developed software.

Net cash used in financing activities for the nine-month period ended September 30, 2015 was $3.6 million, primarily for payments on debt.

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

Our obligations under the Loan Agreement are secured by substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We are also prohibited from paying dividends. The Loan Agreement contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, any outstanding obligations under the Loan Agreement may be accelerated. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the loan. If we fail to repay such amounts, SVB may foreclose on the assets we have pledged under the Loan Agreement, which include substantially all of our assets and those of our domestic subsidiaries.

As of September 30, 2015, we did not meet the fixed charge coverage ratio covenant. We entered into the first amendment to the Loan Agreement on November 3, 2015 (the “Amendment”). The Amendment does not permit any subsequent advances under the Credit Facility, waived the fixed charge coverage ratio for the three months ended September 30, 2015 and added a monthly liquidity ratio covenant. While we believe that we will continue to have sufficient cash available to operate our business and to meet our financial obligations and debt covenants over the next 12 months, there can be no assurances that our operations will generate sufficient cash, that we will be able to comply with applicable loan covenants or that credit facilities will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended September 30, 2015.

Item 4.	Controls and Procedures.

As of September 30, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Loan Agreement

On November 3, 2015, the Company and certain of its subsidiaries entered into the Amendment with the Bank. The Amendment does not permit any subsequent advances under the Credit Facility, waived the fixed charge coverage ratio for the three months ended September 30, 2015 and added a monthly liquidity ratio covenant (as such term is defined in the Amendment) of at least 1.00 to 1.00.

The foregoing summary of the amendment to the Loan Agreement is not complete and is qualified in its entirety by reference to the amendment, which is attached hereto as Exhibit 10.2.

Employment Agreement

On November 4, 2016, the Company and Stratton Nicolaides, Executive Chairman, entered into a new employment agreement (“New Employment Agreement”) effective January 1, 2016. Pursuant to the New Employment Agreement, Mr. Nicolaides will step down as Executive Chairman and will become non-Executive Chairman and Senior Advisor to the Chief Executive Officer and the Board of Directors. In this capacity, Mr. Nicolaides will make himself available for up to 35 hours per week to the members of the Board of Directors (including the Chief Executive Officer) and other members of the executive management team at the direction of the Chief Executive Officer. The term of the New Agreement is for 36 months, commencing on January 1, 2016, and will be automatically extended by an additional 12 months at the end of the initial term and on each succeeding anniversary unless written notice is given by the Company or Mr. Nicolaides in accordance with the New Employment Agreement. The Company may terminate the New Employment Agreement for “cause.” Mr. Nicolaides will receive a salary of $20,000 per month and shall be entitled to continue to participate in all benefits plans generally available to other senior executive of the Company, including vacation.

The foregoing summary of the New Employment Agreement is not complete and is qualified in its entirety by reference to the agreement, which is attached hereto as Exhibit 10.3.

Separation Agreement

On November 5, 2016, the Company and Louis Fienberg, formerly EVP Corporate Development, entered into a separation agreement and general release (“Separation Agreement”). Pursuant to the Separation Agreement, for and in consideration of mutual promises, releases and covenants, Mr. Fienberg will receive $125,000 lump sum cash payment, six monthly payment of $20,833.33, accelerated vesting of 22,425 non-vested restricted share units, and the right to exercise all vested stock options or stock appreciation rights through July 29, 2016.

The foregoing summary of the Separation Agreement is not complete and is qualified in its entirety by reference to the agreement, which is attached hereto as Exhibit 10.4.

Item 6.	Exhibits

Exhibit 10.1	M Zionts Employment Agreement.*

Exhibit 10.2	First Amendment to Second Amended And Restated Loan And Security Agreement dated November 3, 2015.

Exhibit 10.3	Stratton Nicolaides Employment Agreement dated November 4, 2015*

Exhibit 10.4	Louis Fienberg Separation Agreement and General Release dated November 5, 2015*

Exhibit 10.5	Shu Gan Offer Letter for Employment dated September 22, 2015*

Exhibit 10.6	Vin Constello Offer Letter for Employment dated September 22, 2015*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended September 30, 2015 and (v) Unaudited Condensed Notes to Consolidated Financial Statements.

____________________

* Indicates a compensatory management contract arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

November 9, 2015	/s/ Marc Zionts
Marc Zionts
Chief Executive Officer

November 9, 2015	/s/ Richard A. Flynt
Richard A. Flynt
Chief Financial Officer and
Principal Financial and Accounting Officer

