Form 10-K
period 2015-12-31
NUMEREX CORP /PA/
filed 2016-03-15
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $130.6 million based on a closing price of $8.54 on June 30, 2015, as quoted on the NASDAQ Global market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2016, was 19.4 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

PART I.

Item 1. BUSINESS

Overview

Numerex Corp. (“Numerex,” the “Company” or “we”) is headquartered in Atlanta, Georgia, and is a corporation organized under the laws of the Commonwealth of Pennsylvania. We are a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). We empower enterprise operations with world-class, managed IoT solutions that are simple, innovative, scalable and secure.

Our core strategy is to generate long term and sustainable recurring revenue through a portfolio of managed, end-to-end IoT solutions which are generally sold on a subscription basis and built on our horizontal, integrated platform. Our solutions incorporate the key IoT building blocks – Device, Network, Application and Platform. Our solutions also simplify the implementation and improve the speed to market for enterprise users in select, targeted verticals in the asset monitoring and optimization, asset tracking, and safety and security markets.

Our technology encompasses a broad spectrum of the IoT ecosystem and delivers managed solutions for enterprise users which derive added value through device, network, application and platform enablement. Our industry leading solutions combine over 20 years of expertise and experience through a modular, end-to-end platform infrastructure, and are already market proven with pre-packaged, hosted IoT vertical solutions that are being rapidly deployed by thousands of enterprises. At the end of 2015, we supported more than 2 million IoT subscriptions.

An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. More specifically, it consists of using a device or sensor (e.g., tracker or communicator, etc.) to capture “event” data (e.g., fill level, inventory status, location, temperature, etc.) relaying the data through a network (e.g., cellular or satellite) to an application (often with cloud or Internet based software), by way of a horizontal platform, which then translates the captured data into actionable information (e.g. alarm notification send help, the whereabouts of a person of interest, the location of an asset being tracked, the fill level in a tank is too low, etc.).

Our subscription-based vertical solutions and platform services, which are intended to generate streams of long-term, high-margin recurring revenues, are the cornerstone of our business model. We create value by helping our customers implement IoT solutions through a single source – rapidly, efficiently, reliably and securely. We put a strong emphasis on data security, including the use of authentication, encryption and virtual private network technologies referred to as “VPN”, to protect customer data.

We operate in the Business-to-Business market, and our customers, in general, serve the final end users. Our products and services are primarily sold to enterprise and government organizations, some with global deployments. Our targeted vertical markets include oil and gas, healthcare and medical devices, manufacturing and supply chain management, transportation, waste management, and public safety. We offer a complete solution through a single source, rather than requiring customers to utilize multiple vendors. We also provide several enabling value-added services and accelerate the go-to-market process for our customers by simplifying the complexity of a successful IoT implementation through our cloud-based, horizontal IoT platform.

In addition to selling pre-configured, off-the-shelf managed solutions to targeted vertical markets, we also sell our solutions as white labeled IoT solutions to our channel partners who have well-defined markets and a sales organization that can ramp up quickly with scale to deploy these solutions to their customers. Examples of such white labeled solutions include asset tracking, tank monitoring, mPERS (mobile personal emergency response systems), and fleet tracking.

Our offerings use cellular, satellite, broadband and wireline networks worldwide to transmit data. We understand and manage all the requirements associated with international connectivity including regulations, processes and data requirements.

We have an international ISO/IEC 27001:2005 Certification (ISO 27001). ISO 27001 is ISO’s highest security certification for information security that ensures data confidentiality, integrity and availability every step of the way. The ISO 27001 certification facilitates compliance with an array of information security-related legislation and regulations in our target markets such as utilities (NERC CIP Cyber Security mandates), financial services (GLBA and PCI DSS), healthcare (HIPAA), government (FISMA), and across markets (state laws governing security breach notification and Sarbanes Oxley Act). In December 2013, we completed the three-year ISO 27001 standard re-certification.

We utilize a diverse range of third party manufacturing sources and telecommunications standards. Our ability to use a scalable, horizontal platform as a service to enable a robust management portal that can manage carrier relationships, consolidate disparate networks, and keep track of thousands, if not millions of devices – all while providing customers with a complete view of their activity – is a unique strength of Numerex and a clear differentiator from our competitors.

HISTORY

Numerex was founded in 1992 and first traded publicly in March 1994 on the NASDAQ stock exchange under the ticker symbol ‘NMRX’. At that time, the Company focused on “derived channel”, a wireline-based telemetry data communications solution (“telemetry” was eventually replaced by the “M2M”, and then the “IoT” acronym) and served select vertical markets that included alarm security and line monitoring. In November 1999, we sold our wireline business to British Telecommunications PLC (BT) in order to focus on our early stage wireless data communications business.

In May 1998, Numerex Corp. formed Cellemetry LLC, a joint venture between Numerex and BellSouth Wireless, Inc. Cellemetry LLC provided a cost-effective, two-way wireless data communications network throughout the United States, Canada, Mexico, Colombia, Argentina, Paraguay, the Dutch Antilles, and Puerto Rico. On March 28, 2003, we acquired our partner’s interest in Cellemetry LLC.

At the beginning of 2006, we further enhanced our portfolio of wireless products and services through the acquisition of the assets of Airdesk, Inc. comprised of wireless data solutions, network access and technical support.

In 2007, we acquired the assets of Orbit One Communications, Inc., which provided satellite data products and services to government agencies and the emergency service market.

In October 2008, we acquired Ublip, Inc., a privately-held IoT software and service company headquartered in Dallas, Texas. With this acquisition, we gained an infusion of technology and expertise, including middleware designed to simplify and jumpstart application development and deployment.

In October 2012, we acquired certain assets, technology and intellectual property including a portfolio of patents that will support and widen our IoT platform capabilities in real-time monitoring of critical assets and events. In February 2013, we purchased a privately-held IoT business headquartered in Dallas, TX; and in December 2013 we purchased another privately-held IoT business headquartered in Oklahoma. These acquisitions included certain assets, products and technology used primarily in monitoring of oil and gas wells and pipelines, and in the remote monitoring and management of bulk tanks and route optimization of regional oil distributors.

On May 5, 2014, we merged a wholly-owned subsidiary of Numerex with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s IoT platform that connects hardware, networks, software, and support services. The merger enabled us to expand our position in the fast growing security and safety, tracking and monitoring market segments and, in particular, into the offender monitoring market. The assets, liabilities and operating results of Omnilink are reflected in our consolidated financial statements commencing from the merger date.

SERVICE DELIVERY PLATFORM AND ENABLING SERVICES

❖	The Numerex IoT Platform

In a rapidly changing business environment requiring visibility and real-time access to information, rapid solutions deployment with the ability to manage networks, devices and applications from a single source platform can have a significant impact on business processes and contribute to improved operational efficiencies. Our broad IoT horizontal service delivery platform was designed with that goal in mind.

The Numerex platform combines IoT service enablement features with configurable application frameworks to deploy solutions quickly and to reduce or eliminate development costs. Operating in a cloud-based environment, the platform focuses on the core enablement of IoT solutions and provides the ability to deliver value-added services with speed and ease. Our platform provides a wide range of capabilities such as application enablement frameworks; self-care portal for device and subscriber; gateway as a service; data management and warehousing; billing service; policy and performance management; connectivity management; and network management.

Our platform also provides scalability and flexibility with service delivery options that can be accessed independently or as a fully integrated solution without costly development and coding. Whether customers desire to exploit a new revenue opportunity or to gain visibility into existing operations to reduce costs, our platform can be utilized in many ways. Typical offerings include white labeled applications; application extension to a mobile IoT environment; sensor and tracking data management from wireless devices into the customer’s back office enterprise applications; and distributed service offerings to dealers and representatives.

❖	Enabling Services

We offer an extensive range of products and services that work with our hosted platform and that make integration between smart device, network, application, and customer systems a seamless process. From asset tracking on a global scale to stationary or “static” solutions that involve monitoring, measuring, and metering applications, our team of IoT on-boarding specialists and engineers work together to optimize commercialization of a solution. Examples of enabling services include: network connection setup, device installation support and services, 24x7x365 customer support; flexible billing; integration services; automated provisioning; a device management portal; a monitoring and network operations center; network redundancy; product certification; and ancillary services such as, but not limited to, warehousing and fulfillment.

SALES, MARKETING AND DISTRIBUTION

We sell our configured solutions and related services to, with, and through our strategic partner channels including integrators, consultative groups, wireless network operators, key supply chain partners and large end-user enterprises. We also sell direct to enterprise users in most of the markets we operate in.

We primarily employ an indirect sales model for our unbranded (white label) products through Value Added Resellers (VARs), vertically focused System Integrators (SIs) and Original Equipment Manufacturers (OEMs) who integrate our products and services into their own solutions. We also indirectly market and sell certain Numerex branded products and services through distribution and dealer channels, specifically the Uplink Security Solutions. Uplink alarm security products are sold “off the shelf” into distribution channels and to dealers throughout North America.

KEY CUSTOMER

We have a hardware customer who accounted for 14.3% or $12.8 million of our consolidated revenue for the year ended December 31, 2015, and 14.3% or, $13.5 million, for the year ended December 31, 2014. As a result of our decision to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite of our devices, networks, applications and platform, we do not anticipate significant sales to this customer during the year ended December 31, 2016.

SUPPLIERS

We rely on third-party contract manufacturers, component suppliers, and wireless network operators and carriers to manufacture and supply most of the equipment used to provide our wireless IoT solutions, networking equipment and products. We also rely on multiple third-party wireless network operators to provide the underlying network service infrastructure that we use to support our IoT data network. These third party suppliers and wireless network operators are located primarily in the United States but also include other North American and international vendors.

Several GSM-based wireless carriers have announced their intention to discontinue their second generation (2G) networks and fully deploy third and fourth generation (3G/4G) networks between 2016 and 2020. CDMA-based carriers have announced their intention to discontinue 2G networks as early as 2020. We have entered into a reseller agreement with one of our network service providers that will allow us to continue supporting 2G devices well into this decade while at the same time, introducing 3G/4G/LTE (Long-Term Evolution) products for more advanced services.

COMPETITION

The market for our technology and platforms remains characterized by rapid technological change. The principal competitive factors in this market continue to be product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.

Several businesses that share our IoT space can be viewed to some extent as competitors, including companies offering Service Delivery Platforms (SDP), Service Enablement Services (SES), Application Enablement Platforms (AEP), Application Development Platforms (ADP), and Connected Device Platforms (CDP); IoT focused Original Equipment Manufacturers (OEMs), vertically focused IoT Application Service Providers (ASP), Mobile Virtual Network Operators (MVNOs); system integrators; and wireless operators and carriers that offer a variety of the components and services required for the delivery of complete IoT solutions. However, we believe that we have a competitive advantage and are uniquely positioned since we provide all of the key components of the IoT value chain, including cloud-based enabling platforms, multiple wireless technologies, custom applications, and wireless network services through one single source. Some module manufacturers have started to market application development platforms while other IoT players offer airtime services, making integration capabilities available to their customers.

We believe that our current IoT services, combined with the continuing development of our network offerings, infrastructure and technology, positions us to compete effectively with emerging providers of IoT and IoT solutions using GSM, CDMA, LTE, and satellite technologies. Other potentially competitive offerings may include Wi-Fi, Low Power Wide Area Network (LPWAN), and other technologies and networks. We continue to closely monitor the industry trend and evaluate our network options.

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

ENGINEERING AND DEVELOPMENT

Our success depends, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a meaningful portion of our resources to engineering and development. We incurred $9.0 million of engineering and development costs during the year ended December 31, 2015, of which $2.2 million was capitalized as internally developed software.

We continue to invest in new services and improvements to our various technologies, especially networks and digital fixed and mobile solutions. We primarily focus on the development of IoT solutions and enabling platforms, enhancement of our gateway and network services, reductions in the cost of delivery of our solutions, and enhancements and expansion of our application capabilities including application frameworks.

PRODUCT WARRANTY AND SERVICES

Our IoT business typically provides a limited, one-year repair or replacement warranty on purchased hardware-based products. We provide limited repair or replacement warranty on managed service hardware-based products over the term of the managed service agreement ranging from three to five years. To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

INTELLECTUAL PROPERTY

We and our subsidiaries hold rights to patents to certain aspects of our hardware devices, software, and network and platform services. We have also registered or applied for trademarks in the United States, Europe, Canada, Mexico and a number of other foreign countries. Our portfolio of registered United States, European, Canadian, and Mexican trademarks includes such “core” marks as NUMEREX®, UPLINK®, NUMEREX DNA®, FOCALPOINT® OMNILINK®, IMANAGE ™, ITANK ™ AND MYSHIELD ™. Although we believe the ownership of patents and trademarks is an important factor in our business and that our success depends in part on such ownership, we rely more on the talent, competence, and professional abilities of our personnel than on the accumulation of intellectual property rights.

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

Most of our patents, patent applications, and patents pending fall into one or more of the following categories:

•	Wireless/cellular signal transport
•	Alarm and security system signaling
•	Location-based signaling
•	Remote asset and personal monitoring and tracking
•	Vending
•	Voice and video signal transport
•	Offender tracking and monitoring

•	Mobile personal emergency response systems (mPERS)

No single patent is solely responsible for protecting our products. United States patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995. We believe the duration of our patents is adequate relative to the expected lifespan of our products. No single patent covers products or services that comprise a material portion of our 2015 revenues. No assurance can be given regarding the scope of patent protection.

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

EMPLOYEES

As of March 10, 2016, we had 190 employees in the U.S. consisting of 66 in sales, marketing and customer service, 92 in engineering and operations and 32 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

We make available free of charge through our website at www.numerex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed or furnished pursuant to 13(a) or 15(d) of the Securities and Exchange act of 1934, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Additionally, our board committee charters and code of ethics are available on our website. We intend to post to this website all amendments to the charters and code of ethics.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 10, 2016, are as follows:

Name	Age	Position
Marc Zionts*	54	Chief Executive Officer
Kenneth L. Gayron	46	Chief Financial Officer
Shu Gan	55	Chief Marketing Officer
Vin Costello	58	Chief Revenue Officer
Sridhar Ramachandran	51	Chief Technology Officer

*Member of the Board of Directors

Mr. Zionts began serving as Chief Executive Officer of the Company on October 1, 2015. Prior to that, he was the Chief Executive Officer and President of Aicent, Inc. from September 2013 until its acquisition by Syniverse in August 2014. Prior to Aicent, Mr. Zionts was a Vice President at Allot Communications who acquired Ortiva Wireless, Inc. in May 2012 where he was the President and Chief Executive Officer from January 2008. Between August 1987 and December 2007, Mr. Zionts led three additional firms including FastMobile which was sold to Research in Motion/Blackberry.

Mr. Gayron began serving as Chief Financial Officer on March 7, 2016. Prior to joining Numerex, Mr. Gayron was Chief Financial Officer of Osmotica Pharmaceuticals, an international medical technology company. At Osmotica, Mr. Gayron was instrumental in driving growth and improving profitability over 300%, resulting in a successful exit to Vertical Pharmaceuticals, a portfolio company for Avista Capital. Mr. Gayron’s experience also includes roles as VP Finance and Treasurer of Sensus, where he was a leader in building a scalable business platform for over a $1 billion communications company, and Treasurer of Nuance Communications, a $2 billion technology company. Prior to becoming a financial executive, Mr. Gayron was an investment banker for 10 years at UBS and CIBC World Markets. During his time on Wall Street, Mr. Gayron completed over 60 transactions where he provided capital raising and advisory services to technology and private equity clients.

Mr. Gan began serving as Chief Marketing Officer on October 5, 2015. Mr. Gan most recently served as corporate VP and GM of Strategic Solutions at Syniverse. Prior to Syniverse, he served as EVP at Aicent where he led multiple functions spanning product management, marketing, strategic business development, and global sales as the company grew from startup stage to market leadership serving 200+ carriers worldwide, with most of its products and services ranked among the top three in global market share. Mr. Gan has also held executive positions for Danghong Technologies and FutureDial, both pioneering software-as-a-service providers.

Mr. Costello began serving as Chief Revenue Officer on October 12, 2015. Previously, Mr. Costello served as President and VP of Sales of the Americas for Allot Communications. Earlier in his career, Mr. Costello held numerous positions of increasing responsibility at NYNEX, where he founded and led the NYNEX Network Integration business unit. Upon the merger with Bell Atlantic, Mr. Costello was named President and CEO of Bell Atlantic Network Integration which eventually became a part of Verizon Communications. Mr. Costello next helped lead an optical networking start-up Corvis Corporation, where he served as VP of Sales and assisted in achieving an initial public offering which exceeded $1 billion.

Mr. Ramachandran began serving as Chief Technology Officer in November 2015. Mr. Ramachandran is a technology veteran with several decades of experience in the communication and IoT markets, bringing to Numerex deep industry experience in IP and mobile communications. He is passionate about the innovation lifecycle and has successfully led product teams from ideation to market. He most recently served as CTO of Utilidata, an IoT and data analytics company driving energy efficiency in the electric power grid. Prior to that, he was CTO of Telcordia/Ericsson Interconnection Solutions, where he launched and established a new mobile messaging business. He joined Telcordia after a successful tenure as CTO of NexTone Communications, which he co-founded and where he pioneered the Session Border Controller (SBC) - a critical component of VoIP networks. Sri is recognized as an industry thought leader and holds several patents for his work developing the SBC.  He is also regularly sought out as an industry advisor in the communications space.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. If any of these risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2015 (the Annual Report) or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also Forward-Looking Statements.

Risks Related to Our Business and Industry

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating net income. After generating net income in each of the years 2011 to 2014, we incurred net losses in 2015. Beginning in the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only. Because of this strategic change, we anticipate hardware revenue will decline significantly in 2016 and remain relatively modest as compared to historical levels thereafter. Our new sales strategy may not be effective.

As a holding company our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our operating results derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of our limited and inconsistent history of generating net income, unproven new sales strategy, level of operating costs, and all other risk factors discussed in this annual report, we may not be profitable in the future.

The markets in which we operate are highly competitive and we may not be able to compete effectively.

We sell our products in highly competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services continue to develop, additional companies, including companies with significant market presence in the IoT industry, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

As a further result of such competition, our new solutions and sales strategy could fail to gain market acceptance. We have recently introduced several managed services including but not limited to: iManage, a supply chain and logistics optimization solution, iTank, a bulk tank liquid monitoring and distribution optimization solution, and mySHIELD, a mobile personal emergency people tracking solution for lone workers. If these solutions and services, or any of our other existing solutions and services, do not perform as expected, or if our sales fall short of expectations, our business may be adversely affected.

We operate in new and rapidly evolving markets where rapid technological change can quickly make hardware solutions and services, including those that we offer, obsolete.

The markets in which we operate are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The IoT industry, in particular, is currently undergoing profound and rapid technological change. For example, many of the current subscribers we host connect to cellular networks using 2G-based devices. Several GSM-based wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G/4G/LTE networks between 2016 and 2020. CDMA-based carriers have announced their 2G sunset for as early as 2020. While we have begun to market, sell, and support 3G/4G/LTE-based devices and service, we may not be successful in transitioning all of our 2G-based subscribers to 3G/4G/LTE and have lost, and may continue to lose customers as a result. In addition to the carriers’ migrations away from 2G technology and our need to respond to that change, the introduction of unanticipated new technologies by carriers, or the development of unanticipated new end applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current and in sync with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

If our goodwill or other intangible assets become impaired we may be required to record a significant charge to earnings.

We have significant intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are customer relationships, patents and core technology, completed technology and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2015, we recorded charges of $2.7 million for the impairment of goodwill and other intangible assets.

Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or long-lived assets may not be recoverable, include the following:

•	significant underperformance relative to historical or projected future operating results or cash flows;
•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period;
•	a decline in our market capitalization below net book value; and
•	changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit.

Future adverse changes in these or other unforeseeable factors could result in material impairment charges that would negatively impact our results of operations and financial position in the reporting period identified.

Our internal control over financial reporting may not be effective.

During the process of completing the audit of our financial statements for the period ended December 31, 2015, management became aware of the existence of material weaknesses in the design and operation of the internal control over financial reporting related to the evaluation process for impairment of goodwill and other intangible assets, and capitalization of internally developed software that could adversely affect our ability to record, process, summarize and report financial data consistent with our assertions in the financial statements. We may also identify additional material weaknesses and significant deficiencies in the future. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur further remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or fail to meet our reporting obligations under SEC regulations on a timely basis and there could be a material adverse effect on the price of our common stock.

If our efforts, or those of third party service providers, to maintain the privacy and security of our customer, confidential, or sensitive information are not successful at preventing a significant data breach or cyber-attack, we could incur substantial additional costs, become subject to litigation, enforcement actions or regulatory investigation, and suffer reputational damage.

Our business, like that of many others, involves the receipt, storage and transmission of personal information and payment card information of our customers, confidential information about our employees and suppliers, and other sensitive information about our company, such as our business plans, transactions and intellectual property (confidential information). In addition, we provide confidential, proprietary and personal information to third party service providers when it is necessary to pursue business objectives.

The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. Cyber-attacks, such as denial of service, advanced persistent threats, other malicious attacks, unauthorized access or distribution of confidential information by third parties or employees, errors or breaches by third party suppliers, or other breaches of security could disrupt our internal systems and applications, impair our ability to provide services to our customers, and protect the privacy and confidentiality of our sensitive information. Such attacks against companies are occurring with greater frequency and may be perpetrated by a variety of groups or persons, including those in jurisdictions where U.S. law enforcement is or has been unable to effectively address such attacks.

Although we regularly review our processes and procedures to protect against unauthorized access to or use of sensitive data and to prevent data loss, the ever-evolving threat landscape requires us to continually evaluate and adapt our systems and processes. We cannot assure you that the security measures and preventive actions we take will be adequate to repel a significant attack, prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third party supplier environments. We may incur significant costs, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or may suffer damage to our reputation that negatively impacts customer confidence as a consequence of such attacks. Although we and our third party service providers have been subjected to unsuccessful cyber-attacks in the past that have not caused significant harm to our company, past and future cyber-attacks may materially adversely affect our business, results of operations and financial condition.

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

Our long-term success depends on our ability to operate, manage, and maintain a reliable and cost effective network, as well as our ability to keep pace with changes in technology. As described above, several wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G, 4G and LTE networks. We, through select network service providers, intend to continue supporting 2G through at least 2020. The loss or disruption of key telecommunications infrastructure and key wireless and satellite-based network services supplied to us by carriers in the U.S., Canada, and other locations would unfavorably impact our ability to adequately service our customers. If we experience technical or logistical impediments to our ability to transfer traffic to third party facilities, or if our third party carriers experience technical or logistical difficulties of their own, such as disruptions to their supply chains caused by weather events, natural disasters, or terrorism, and are unable to carry our network traffic, we may not achieve our revenue goals or otherwise be successful in growing our business. We may not be able to continue providing service to 2G customers and may not be able to successfully transition 2G customers to other services. Given our dependence on cellular and satellite telecommunications service providers, risks specific or unique to their technologies should also be viewed as having the potential to impair our ability to provide services. For example, the loss or malfunction of a cell tower, a satellite, or a satellite ground station, could impair our ability to provide services.

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

Our operations and systems capabilities are dependent on the use of cloud services and disruptions in access to cloud services could cause both revenue impacts and degradation of our levels of customer service.

We rely heavily on both a private cloud service that we have developed and maintain as well as various public cloud services provided by third parties. In all cases, while we and third parties maintain redundant systems and backup databases and applications software in these redundant sites and we don’t expect to experience downtime during which we or our customers will lack access to the cloud services, it is possible that access to the software capabilities could become impaired if the cloud service goes down and becomes inaccessible. In that event, our customer service would be impaired and this could affect our reputation as well as potentially our revenue generating capability. The extent to which cloud service accessibility could be impaired would depend upon specific facts related to the cause of the downtime which is prospectively indeterminate. However, in the event of a prolonged period of inaccessibility to our cloud services, an unfavorable material impact on our revenues and our financial results from operations may occur.

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

We are required to provide repair or replacement services on our equipment under managed service and warranty programs we offer to our customers. While our warranty obligations are passed through to our vendors who manufacture equipment on our behalf and, in the past, these claims have had immaterial impact on our financial results from operations, there may be events in the future where we are required to take back equipment from customers for which we may be required to absorb the cost of these returns, especially under customers’ managed service arrangements. Consequently, there could be a financial cost in the future related to such returns that could cause a material impact on our financial results from operations.

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

Interruptions in service or performance problems, no matter what their ultimate cause, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new customers. In addition, because most of our customers are businesses, any significant interruption in service could result in lost profits or other losses to our customers. It may also be difficult to identify the source of the problem due to the overlay of our network with cellular, and/or satellite networks and our network’s reliance on those other networks. The occurrence of hardware or software errors, regardless of whether such errors are caused by our hardware, solutions or services, or our internal facilities, may result in the delay or loss of market acceptance of our solutions, and any necessary revisions may result in significant and additional expenses. Although we attempt to disclaim or limit our liability in our agreements with our customers, a court may not enforce these limitations, which could expose us to substantial losses. While some portion of these claims and liability may be insured, we could face a material loss that could substantially impact or eliminate earnings and could materially impair cash flow.

Adverse macroeconomic and market conditions could negatively affect our customers’ current financial condition.

We provide enterprise solutions and solutions that are resold by our customers – primarily value-added resellers whose customers are end users of our solutions and distributors who sell to other resellers of our solutions. Many of our customers, especially value-added resellers, operate on narrow margins and are affected by overall economic conditions. Current economic conditions, while having improved recently, may deteriorate and negatively impact demand for our customers’ solutions, reducing their demand for our solutions. Our customers may also face higher financing and operating costs. If current economic conditions do not continue to improve, or alternatively, worsen, we may experience reduced revenue growth or a decrease in revenues and an increase in expenses, particularly in the form of bad debts on the part of our customers. All of these and other macroeconomic factors could have a material adverse effect on demand for our solutions and on our financial condition and operating results.

Our operations are also influenced by the economic strength of the housing sector, and to a lesser extent, the oil and gas, and automotive sectors. If improvements in the housing sector are not sustained, sales of our residential and commercial alarm monitoring solutions may be impaired. If overall conditions do not continue to improve, residential and commercial consumers may decide to cancel wireless monitoring services in an effort to eliminate expenses viewed as discretionary or non-critical. Recent declines in the price of oil have depressed demand for certain of our oil and gas products and solutions, and ongoing low oil prices may continue or exacerbate the decline in this market segment. Similarly, a reversal of the recent improvement in vehicle sales would negatively impact sales of our vehicle tracking solutions.

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

Economic and market conditions may adversely affect our business and financial performance, as well as our access to financing on favorable terms or at all.

Our business and financial performance are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, economic growth, energy costs and other macro-economic factors. Difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Market volatility, economic uncertainty, and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services are available to a broad customer base, a significant segment of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new customers within this segment and existing customers may be more likely to terminate service due to an inability to pay.

Weak economic conditions and credit conditions may also adversely impact our suppliers and customers, some of which may be experiencing cash flow or liquidity problems or are unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services.

In addition, instability in the global financial markets could lead to periodic volatility in the credit, equity and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.

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

Our loan agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the loan agreements, we may be required to repay any potential indebtedness there-under, which may have an adverse effect on our liquidity and, in turn, may have a material adverse effect on our financial condition and operating results.

On March 9, 2016, we entered into a new term loan agreement with Crystal Financial LLC as Term Agent (the “Crystal Loan Agreement”) in order to, among other things, establish a term loan of $17.0 million. The net proceeds from the Crystal Loan Agreement, along with $2.9 million of cash on hand, were used to repay the $19.4 outstanding debt under the Second Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (SVB) and pay related transaction fees. See Note M – Debt and Note U – Subsequent Events for more information regarding the loan agreements.

The loan agreements contain negative covenants and restrictions that will, among other things, limit or prohibit our ability to:

•	create liens;
•	dispose of or transfer assets;
•	complete business combinations or dispositions;
•	incur additional indebtedness;
•	enter into transactions with affiliates; or
•	pay dividends or make distributions on, or repurchase our stock.

In addition, we are required to meet certain financial covenants and ratios customary with similar types of loan agreements. We were not in compliance with a covenant of the existing SVB Loan Agreement as of December 31, 2015. We subsequently entered into the Crystal Loan Agreement and repaid all of the outstanding indebtedness under the SVB Loan Agreement. We anticipate compliance with the new financial covenants and ratios in the future, but cannot provide any assurances. Our failure to comply with the covenants may result in the declaration of an event of default and, if not cured or waived, may require us to pay part or all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for mandatory repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

We rely on highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, and other personnel. If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including engineers and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, employee tolerance for the significant amount of change within and demands on our company and our industry, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees and to attract new employees. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may not be able to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.

If we achieve our growth goals, we may be unable to manage our resulting expansion.

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion and corresponding demand for our products. In order to effectively manage growth, whether organic or through acquisitions, we will need to maintain and improve our operations, including the ability to quickly scale our products, and effectively train and manage our employees. Our expansion through acquisitions is contingent on successful management of those acquisitions, which will require proper integration of new employees, processes and procedures, and information systems, which can be both difficult and demanding from an operational, managerial, cultural, and human resources perspective. We must also expand the capacity of our sales and distribution networks in order to achieve continued growth in our existing and future markets. The failure to manage growth effectively in any of these areas could have a material adverse effect on our financial condition and operating results.

Risks related to Legal and Regulatory Matters

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

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed recent laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability.

Our privacy policies and practices concerning the use and disclosure of data are posted on our website. Any failure by us, our suppliers or other parties with whom we do business to comply with our posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, results of operations and financial condition.

We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

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

Our competitors have or may obtain patents that could restrict our ability to offer our solutions and services, or subject us to additional costs, which could impede our ability to offer our solutions and services and otherwise adversely affect us. We may, from time to time, also be subject to litigation over intellectual property rights or other commercial issues.

Several of our competitors have obtained and can be expected to obtain patents that cover solutions and services directly or indirectly related to those offered by us. There can be no assurance that we are aware of all patents containing claims that may pose a risk of infringement by its solutions and services. In addition, in some cases, patent applications in the United States are kept confidential until a patent is issued and, accordingly, we cannot fully evaluate the extent to which our solutions and services may infringe on future patent rights held by others.

Even with technology that we develop independently, a third party may claim that we are using inventions covered by their patents and may go to court to stop us from engaging in our normal operations and activities, such as engineering and development and the sale of any of our solutions and services. Furthermore, because of technological changes in the IoT industry, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of our solutions, services, and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, we have been notified that we may be infringing such rights.

In the highly competitive and technology-dependent telecommunications field in particular, litigation over intellectual property rights is a significant business risk, and some entities are pursuing a litigation strategy the goal of which is to monetize otherwise unutilized intellectual property portfolios via licensing arrangements entered into under threat of continued litigation. Regardless of merit, responding to such litigation can consume significant time and expense. In certain cases, we may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If we are found to be infringing such rights, we may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting us from marketing or selling certain solutions and services or a successful claim of infringement against us requires us to pay royalties to a third party, our financial condition and operating results could be materially adversely affected, regardless of whether we can develop non-infringing technology. While in management’s opinion we do not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on our financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, our financial condition and operating results could be materially adversely affected.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We have been doing business directly, or via our distributors, primarily in the United States and North America, and are expanding, directly or via our distributors, into additional countries worldwide. Accordingly, we or our distributors are subject to additional risks, such as:

•	an international economic downturn;
•	export control requirements, including restrictions on the export of critical technology;
•	restrictions imposed by local laws and regulations;
•	restrictions imposed by local product certification requirements;
•	currency exchange rate fluctuations;
•	generally longer receivable collection periods and difficulty in collecting accounts receivable;
•	trade restrictions and changes in tariffs;
•	difficulties in repatriating earnings;
•	difficulties in staffing and managing international operations; and
•	potential insolvency of channel partners.

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

Furthermore, because regulatory schemes vary by country, we may also be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we operate or wish to operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position. We, our customers and companies with which we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our hardware solutions and services. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

We purchase from vendors located outside of the United States and consequently rely upon transportation from such vendors that is outside our control.

Several of the products we sell are manufactured by vendors who are located outside of the United States. Transportation time varies considerably for these products, especially in the case of transport involving ocean freight and local customs clearing processes in the country of origin. Both transportation and customs issues which may cause delays are especially relevant and complicated for products sourced from manufacturers located in Asia. As a result, we may face delays in committed deliveries that could either result in charges from our customers or, at times, cancelled orders. While we have not had any incidence of meaningful cost related to such exposure to date, there can be no assurance that there will not be a financial impact from such events in the future.

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

Risks Related to Ownership of our Common Stock

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

As of March 10, 2016, there are outstanding stock options and stock-settled stock appreciation rights to purchase an aggregate of approximately 1.5 million shares of our common stock and more stock options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants. We may issue warrants in connection with acquisitions, borrowing arrangements or other strategic or financial transactions. The exercise of outstanding stock options, stock appreciation rights and warrants will dilute the percentage ownership of our other shareholders. The exercise of these stock options, stock appreciation rights and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

Our stock price may be volatile, and may fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results.

The trading prices of the securities of communications companies historically have been highly volatile, and the trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in reaction to a number of events and factors that may include, among other things:

•	our or our competitors’ actual or anticipated operating and financial results; introduction of new products and services by us or our competitors or changes in service plans or pricing by us or our competitors;
•	analyst projections, predictions and forecasts, analyst target prices for our securities and changes in, or our failure to meet, securities analysts’ expectations;
•	entry of new competitors into our markets or perceptions of increased price competition, including a price war;
•	our performance, including subscriber growth, and our financial and operational metric performance;
•	market perceptions relating to our services, devices, network, applications and platform;
•	market perceptions of the wireless communications industry and valuation models for us and the industry;
•	the availability or perceived availability of additional capital in general and our access to such capital;
•	actual or anticipated consolidation, or other strategic mergers or acquisition activities involving us or our competitors or market speculations regarding such activities; and
•	disruptions of our operations or service providers or other vendors necessary to our network operations; the general state of the U.S. and world economies.

In addition, the stock market has been volatile in the recent past and has experienced significant price and volume fluctuations, which may continue for the foreseeable future. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in the communications industry. These changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business, financial condition and operating results.

The structure of our company limits the voting power of our stockholders and certain factors may inhibit changes in control of our company.

The concentration of ownership of our common stock may have the effect of delaying, deferring, or preventing a change in control, merger, consolidation, or tender offer that could involve a premium over the price of our common stock. Currently, our executive officers, directors and greater-than-five percent stockholders and their affiliates, in the aggregate, beneficially own approximately 49% of our outstanding common stock. These stockholders, if they vote together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and matters. The interests of these stockholders may be different than those of our unaffiliated stockholders and our unaffiliated stockholders may be dissatisfied with the outcome of votes that may be controlled by our affiliated stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Expiration
Atlanta, Georgia	Principal Executive Office – includes Network Services and Support, Engineering and Development, Sales and Marketing and General and Administrative and approximately 9,000 square feet is subleased	47,062	2022
Dallas, Texas	Network Services, Engineering and Development and Sales	13,256	2018
Alpharetta, Georgia	Facility is subleased under a short-term agreement	10,933	2017
Alpharetta, Georgia	Warehousing and Logistics	10,701	2020
Edmond, Oklahoma	Network Services and Sales/Support	1,000	Month to Month
Doylestown, Pennsylvania	Sales and Administrative	905	2016

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

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

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

Fiscal 2015	High	Low
First Quarter (January 1 to March 31, 2015)	$11.60	$10.01
Second Quarter (April 1 to June 30, 2015)	12.31	8.16
Third Quarter (July 1 to September 30, 2015)	9.50	7.79
Fourth Quarter (October 1 to December 31, 2015)	9.25	5.91

Fiscal 2014	High	Low
First Quarter (January 1 to March 31, 2014)	$15.98	$10.42
Second Quarter (April 1 to June 30, 2014)	12.19	9.88
Third Quarter (July 1 to September 30, 2014)	11.94	9.70
Fourth Quarter (October 1 to December 31, 2014)	13.17	10.29

On March 10, 2016, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $5.80 per share.

As of March 10, 2016, there were approximately 105 holders of record of our Common Stock and 19.4 million shares of Common Stock outstanding. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return on our common stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index, over the preceding five-year period. The indices assume the reinvestment of all dividends.

The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2010 in our common stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index.

The corporate performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

The following financial information was derived using the consolidated financial statements of Numerex Corp. The table lists historical financial data of the Company for each of the five years in the period ended December 31, 2015.

	As of and For the Years Ended December 31,
(in thousands except per share data)	2015	2014(1)	2013	2012	2011
Statement of Operations Data
Net revenues	$89,450	$93,869	$77,832	$65,032	$55,920
Gross profit (2)	38,441	43,264	32,140	27,875	24,903
Impairment of goodwill and other intangible assets	2,712	-	-	-	-
Litigation settlement and related expenses	-	-	-	-	338
Operating (loss) income	(8,583)	2,115	(419)	2,967	1,697
(Loss) income from continuing operations before income taxes	(9,255)	2,655	(404)	2,131	1,498
Income tax expense (benefit) (3)	9,902	419	(2,369)	(4,902)	(62)
(Loss) income from continuing operations, net of income taxes	(19,157)	2,236	1,965	7,033	1,560
(Loss) income from discontinued operations, net of income taxes	-	(492)	(1,380)	132	294
Net (loss) income	(19,157)	1,744	585	7,165	1,854
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.00)	$0.12	$0.11	$0.46	$0.10
(Loss) income from discontinued operations	-	(0.03)	(0.08)	-	0.02
Net (loss) income	$(1.00)	$0.09	$0.03	$0.46	$0.12
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.00)	$0.12	$0.10	$0.44	$0.10
(Loss) income from discontinued operations	-	(0.03)	(0.07)	0.01	0.02
Net (loss) income	$(1.00)	$0.09	$0.03	$0.45	$0.12

Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$16,237	$17,270	$25,603	$4,948	$9,768
Total assets	111,627	130,943	101,290	72,147	61,428

Total short- and long-term debt and capital lease obligations	19,349	23,749	1,562	8,294	5,937
Shareholders' equity	72,596	88,862	83,977	52,805	44,197

Cash Flow Data
Net cash provided by (used in) continuing operations	8,877	10,456	6,088	1,924	(1,722)

(1)	On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our results. The consolidated financial data, as reported and shown above, include results from Omnilink since the date of acquisition. Included in the 2014 financial data shown above are revenues, cost of revenues and gross profit related to Omnilink of $8.7 million, $3.8 million and $4.9 million, respectively.

(2)	Gross profit for the year ended December 31, 2015 includes a $1.3 million impairment of other assets. See Note H- Prepaid Expenses and Other Assets in the accompanying consolidated financial statements.
(3)	During the year ended December 31, 2015, we recognized $9.9 million in deferred income tax expense to record a valuation allowance against certain deferred tax assets. During the year ended December 31, 2013, we recognized a $2.4 million deferred income tax benefit from a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization expense. See Note K- Income Taxes in the accompanying consolidated financial statements. During the year ended December 31, 2012, we recognized a deferred income tax benefit of $4.9 million from the release of a valuation allowance against certain deferred tax assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Forward Looking Statements” on page 3 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Section 1A of this Annual Report.

Overview

We are a holding company and, through our subsidiaries, are a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). We empower enterprise operations with world-class, managed IoT solutions that are simple, innovative, scalable and secure. An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform.

Our network services are provided through cellular, satellite, broadband and wireline networks. Cellular networks include national and regional carriers and consist of second (2G), third (3G) and fourth generation (4G and LTE) technology. Several wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G and 4G networks between 2016 and 2020 while other carriers have announced their intention to discontinue 2G networks as early as 2020. We intend to continue support existing 2G customers through the transition to subsequent technology. Additionally, we have introduced 3G/4G products offering advanced services across our product lines.

Beginning in the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only. We expect this strategic change to help us grow sustainable service revenue along with corresponding gross margins. However, we also anticipate hardware revenue will decline significantly in 2016 and remain relatively modest as compared to historical levels thereafter.

On May 5, 2014, we merged with the business operations of Omnilink. Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s proprietary IoT platform that connects hardware, networks, software, and support services. The consolidated financial data, as reported and shown above, include results of Omnilink from the date of acquisition. The merger consideration was $37.5 million cash.

During the year ended December 31, 2015, we had revenues of $89.5 million and net loss $19.2 million. This compares with revenues of $93.9 million and net income from continuing operations $2.2 million for the year ended December 31, 2014.

Our core strategy is to generate long term and sustainable recurring revenue through a portfolio of managed, end-to-end IoT solutions which are generally sold on a subscription basis and built on our horizontal, integrated platform. Our solutions incorporate the key IoT building blocks – Device, Network, Application and Platform. Our solutions also simplify the implementation and improve the speed to market for enterprise users in select, targeted verticals in the asset monitoring and optimization, asset tracking, and safety and security markets.

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

Cost of sales for the year ended December 31, 2015 includes a significant increase in the inventory reserve of $1.1 million and impairment of other assets of $1.3 million. We entered into new and amended agreements with wireless carriers in September 2015 that make adding 2G devices to wireless networks financially unfavorable under most circumstances. As a result of these agreements, we performed a lower of cost or market analysis leading to the increased reserve related to older, 2G cellular telecommunication devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill.

The $1.3 million impairment of other assets is related to a prepaid discount of carrier fees. In September 2015, we entered into a mutual agreement with the vendor to (1) cancel the existing agreement, (2) repurchase certain equipment from the vendor and (3) assume certain national carrier and other agreements from the vendor. Total consideration was $1.2 million and included (1) $0.5 million in cash, (2) 30,000 shares of our common stock having a value of $0.3 million and (3) a prepayment to license additional network access having a carrying value of $0.4 million. Consummation of the transaction, which was contingent upon obtaining consents from certain of our vendor’s carriers, took place in October 2015. During negotiations with the vendor in the third quarter of fiscal year 2015, a triggering event was identified, for purposes of assessment of asset impairment, as it was more likely than not that the aforementioned assets may be disposed of significantly before the end of their previously estimated useful life. As a result of this transaction and in conjunction with a separate agreement with a mutual national carrier, we determined that the prepaid expenses had no continuing value. We recorded a charge of $1.3 million in cost of sales to write-off the carrying value of the prepaid carrier fees as a settlement of a pre-existing relationship with the vendor.

As part of our annual assessment of goodwill and other intangible assets for impairment as of October 1, 2015, we determined that technology and indefinite-lived trade names acquired in the merger with Omnilink were impaired by $1.3 million. The decrease in the fair value of both trade names and technology was principally due to a change in the projected revenues and financial returns on intangible assets from the amounts originally projected at the date of the merger. We also recorded impairment charges during the year ended December 31, 2015 totaling $1.4 million related to our Do-It-Yourself (DIY) product line and reporting unit. The DIY impairment charges were due to the reporting unit not generating results of operations consistent with our expectations and previous forecasts, and management is evaluating different strategic options for the reporting unit.

During 2015, we determined that we would not meet the criteria of “more likely than not” that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2015 and 2035. As a result of recording the valuation allowance, we recognized deferred tax expense of $9.9 million for the year ended December 31, 2015. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

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

Results of Operations

The following table sets forth selected financial data from our consolidated statements of operations and comprehensive (loss) income for the periods presented along with percentage change between the periods (dollars in thousands):

	Years ended December 31,						2015 vs. 2014	2014 vs. 2013
	2015		2014		2013		% Change	% Change
Net revenues:
Subscription and support revenues	$64,371	72.0%	$65,020	69.3%	$51,640	66.3%	-1.0%	25.9%
Embedded devices and hardware	25,079	28.0%	28,849	30.7%	26,192	33.7%	-13.1%	10.1%
Total net revenues	89,450	100.0%	93,869	100.0%	77,832	100.0%	-4.7%	20.6%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	25,410	28.4%	25,371	27.0%	21,754	27.9%	0.2%	16.6%
Embedded devices and hardware	22,981	25.7%	24,690	26.3%	23,131	29.7%	-6.9%	6.7%
Inventory reserves	1,343	1.5%	544	0.6%	807	1.0%	146.8%	-32.6%
Impairment of other asset	1,275	1.4%	-	0.0%	-	0.0%	100.0%	0.0%
Gross profit	38,441	43.0%	43,264	46.1%	32,140	41.3%	-11.1%	34.6%
Operating expenses:
Sales and marketing	12,446	13.9%	11,876	12.7%	9,544	12.3%	4.8%	24.4%
General and administrative	15,798	17.7%	15,063	16.0%	13,281	17.1%	4.9%	13.4%
Engineering and development	8,952	10.0%	8,009	8.5%	4,915	6.3%	11.8%	63.0%
Depreciation and amortization	7,116	8.0%	6,201	6.6%	4,819	6.2%	14.8%	28.7%
Impairment of goodwill and other intangible assets	2,712	3.0%	-	0.0%	-	0.0%	100.0%	0.0%
Operating (loss) income	(8,583)	-9.6%	2,115	2.3%	(419)	-0.5%	-505.9%	-604.8%
Interest expense	806	0.9%	798	0.9%	304	0.4%	1.0%	162.5%
Other income, net	(134)	-0.1%	(1,338)	-1.4%	(319)	-0.4%	-90.0%	319.4%
(Loss) income from continuing operations, before income taxes	(9,255)	-10.3%	2,655	2.8%	(404)	-0.5%	-448.6%	-757.2%
Income tax expense (benefit)	9,902	11.1%	419	0.4%	(2,369)	-3.0%	2263.2%	-117.7%
(Loss) income from continuing operations, net of income taxes	(19,157)	-21.4%	2,236	2.4%	1,965	2.5%	-956.8%	13.8%
Loss from discontinued operations, net of income taxes	-	0.0%	(492)	-0.5%	(1,380)	-1.8%	-100.0%	-64.3%
Net (loss) income	$(19,157)	-21.4%	$1,744	1.9%	$585	0.8%	-1198.6%	198.1%
Adjusted EBITDA(1)	$9,321	10.4%	$12,621	13.4%	$8,353	10.7%	-26.1%	51.1%

(1)	Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Comparison of Fiscal Years Ended December 31, 2015 and December 31, 2014

During 2015, total revenue decreased $4.4 million, or 4.7%, to $89.5 million from $93.9 million in 2014. The decrease in revenue is primarily attributable to lower hardware sales which declined $3.8 million or 13.1% to $25.1 million from $28.8 million in 2014. This decline in hardware sales was primarily due to a strategic shift in how we sell our products and services. In the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only. Because of this strategic change, we anticipate hardware revenue will decline significantly in 2016 and remain relatively modest thereafter.

Subscription and support revenues decreased $0.6 million, or 1.0%, to $64.4 million from $65.0 million in 2014. The decrease is primarily attributable to declines in network only customers of $2.1 million. The decrease reflects losses associated with network customers’ 2G conversions at a time when we did not have a competitive offer during the year until the fourth quarter of 2015. The decrease in revenue is also attributed to the shift to the integrated managed service subscription offerings. The declines in network only customers were partially offset by an increase in revenues of $1.5 million from our introduction of new product lines, including those recently acquired.

Direct cost of subscription and support revenue for the years ended December 31, 2015 and 2014 remained constant at $25.4 million. Subscription and support revenue less direct costs was $39.0 million, or 60.5% of subscription and support revenue for the year ended December 31, 2015 compared to $39.6 million, or 61.0% for the year ended December 31, 2014. The decreases are primarily due to a full year of Omnilink cost of subscription and support revenue, partially offset by lower costs due to the loss of revenue associated with 2G customers as described above and a modest reduction in carrier fees affecting just the fourth quarter of 2015.

Direct cost of revenue for embedded devices and hardware decreased $1.7 million, or 6.9% to $23.0 million for the year ended December 31, 2015 compared to $24.7 million for the year ended December 31, 2014. Embedded devices and hardware revenue less direct costs was $2.1 million, or 8.4% of embedded devices and hardware revenue for the year ended December 31, 2015 compared to $4.2 million, or 14.4% for the year ended December 31, 2014. The overall decrease in direct costs is due to lower corresponding revenues; however, the increase as a percentage of the corresponding revenue is due to a strategic shift in how we sell our products and services as is described above.

Expense for inventory reserves increased $0.8 million to $1.3 million for the year ended December 31, 2015 compared to $0.5 million for the same period in 2014. Inventory reserves are a separate caption in cost of revenue because of a significant charge during the year ended December 31, 2015. As described in the Overview above, we entered into new and amended agreements with wireless carriers in September 2015. As a result of these agreements, we performed a lower of cost or market analysis leading to a significant increase in the inventory reserve of $1.3 million during the year ended December 31, 2015 related to older, 2G cellular telecommunications devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill. In addition, one of the amended carrier agreements led to settlement of a pre-existing relationship and a $1.3 million impairment of a prepaid expense during the year ended December 31, 2015. The prepaid expense was previously recorded in other assets.

Sales and marketing expense increased $0.5 million to $12.4 million for the year ended December 31, 2015 compared to $11.9 million for the same period in 2014. As a percentage of net revenues, sales and marketing expenses increased to 13.9% for the year ended December 31, 2015 compared to 12.7% for the year ended December 31, 2014. The increase is primarily attributable to hiring of sales and marketing personnel to promote our new integrated managed services model.

General and administrative expenses increased $0.7 million to $15.8 million for the year ended December 31, 2015 compared to $15.1 million for the same period in 2014. As a percentage of net revenues, general and administrative expenses increased to 17.7% for the year ended December 31, 2015 compared to 16.0% for the year ended December 31, 2014. The increase includes the effect of recently acquired product lines as well as $0.6 million for relocation and other executive recruiting costs. General and administrative expense for the year ended December 31, 2015 includes $0.4 million in other professional fees and transaction costs compared to $1.1 million for the comparable period in 2014.

Engineering and development expenses increased $1.0 million to $9.0 million for the year ended December 31, 2015 compared to $8.0 million for the same period in 2014. As a percentage of net revenues, engineering and development expenses increased to 10.0% for the year ended December 31, 2015 compared to 8.5% for the year ended December 31, 2014. The increase was primarily driven by the continued development associated with newly introduced product lines, with an increase in salaries of $0.8 million for newly hired employees as well as an increase of $0.2 million in contract labor. The increase also includes the effect of recently acquired product lines.

Depreciation and amortization expense increased $0.9 million, or 14.8%, to $7.1 million for the year ended December 31, 2015 compared to $6.2 million for the same period in 2014. The increase in depreciation and amortization expense is related to recently acquired product lines and development of new product and project initiatives, including the amortization of new intangible assets. The increase also includes $0.4 million for hardware used by a financially troubled customer at risk of not being returned to us.

The $2.7 million impairment of goodwill and other intangible assets recorded for the year ended December 31, 2015 was related to our DIY reporting unit and Omnilink trade names and technology as described in the Overview above.

Other income, net decreased $1.2 million for the year ended December 31, 2015 compared to 2014. The decrease is related to a pre-tax gain of $1.1 million on the sale of a cost method investment in a privately-held business during the year ended December 31, 2014. The carrying value of the investment was $0.2 million and was sold for $1.3 million.

See Note H – Prepaid Expenses and Other Assets Financing Receivables in the accompanying consolidated financial statements.

We recorded a provision for income tax expense of $9.9 million for the year ended December 31, 2015 and $0.4 million for the year ended December 31, 2014. The effective tax rates were 106.6% and 15.8% for the year ended December 31, 2015 and 2014, respectively. The effective tax rate for the year ended December 31, 2015 differed from the federal statutory rate of 34% primarily as a result of recording the valuation allowance for net deferred tax assets.

Comparison of Fiscal Years Ended December 31, 2014 and December 31, 2013

During 2014, total revenue increased $16.0 million, or 20.6%, (including $8.7 million related to our recent business acquisition) to $93.9 million from $77.8 million for 2013. The increase is primarily attributable to the growth in IoT subscriptions which grew $13.4 million, or 25.9%, to $65.0 million from $51.6 million in 2013.

Embedded device and hardware revenue grew $2.7 million, or 10.1%, to $28.8 million in 2014 compared to $26.2 million recorded in 2013. The increase was primarily related to increased unit sales volume in our modules and security hardware, partially offset by a decrease in the sales volume of modems and tracking devices.

Total cost of revenue in 2014 increased $4.9 million, or 10.8%, (including $3.8 million related to our recent business acquisitions) to $50.6 million in 2014 from $45.7 million in 2013. Comprising that increase, the cost of revenue for subscription and support services increased $3.6 million, or 16.6%, to $25.4 million in 2014 compared to $21.8 million in 2013. Cost of revenue for embedded devices and hardware increased $1.6 million, or 6.7% to $24.7 million in 2014 compared to $23.1 million in 2013. The costs of revenues as a percent decreased as the increase in revenues per unit in 2014 versus 2013 rose. This resulted in the gross margin expansion described below.

In 2014, we increased our inventory reserve for obsolescence by $0.3 million for older technology products bringing total expense for inventory reserve to $0.5 million compared to $0.8 million in 2013. The increase to our reserve during 2014 brought the balance of the reserve account to $1.4 million in the aggregate. We continue to monitor the valuation of our technologically older inventory and record reserves for obsolescence when appropriate. As circumstances change, we may record additional increases in the reserve for obsolescence in the future.

Total gross profit in 2014 increased $11.1 million, or 34.6% (including $4.9 million related to our recent business acquisition), to $43.3 million from $32.1 million. The year on year percentage increase in gross profit exceeded year on year revenue growth due to both revenue mix change and gross profit margin improvements within the product offerings. In 2014, subscription and support revenue represented 69.3% of revenues, up from 66.3% of revenues in 2013. Subscription and support revenues carried a 61.0% gross profit margin in 2014, up from a gross profit margin of 57.9% in 2013. We improved our gross profit margins on embedded devices and hardware revenues as well, which increased to 14.4% in 2014 versus 11.7% in 2013. Due to a revenue mix shift these relatively lower margin revenues represented only 30.7% of the total revenues in 2014 versus 33.7% of the total revenues in 2013. Gross profit margin improvements in both categories of revenue primarily resulted from operating leverage as we grew revenues faster than costs of revenues. The costs of revenues are those directly attributable to a service or product. These include, among others, salaries and wages, material supplies, content costs, equipment costs and costs to support our outsourcing contracts and technical functions.

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

General and administrative expense increased $1.8 million, or 13.4%, to $15.1 million in 2014, compared to $13.3 million in 2013. Excluding transaction and other infrequent costs of $1.1 million and $1.8 million incurred in 2014 and 2013, respectively, general and administrative expense in 2014 increased $2.4 million year on year, or 21.1%, primarily attributable to our recent acquisition. General and administrative expense as a percentage of revenues in 2014 decreased slightly to 16.0 % from 17.1% in 2013.

Depreciation and amortization expense in 2014 increased $1.4 million, or 28.7%, to $6.2 million compared to $4.8 million in 2013. The increase in depreciation and amortization expense included an additional $0.9 million due to recent business acquisition, with the remainder due to amortization of new intangible assets; resulting from continued investment in internally developed software and network infrastructure equipment.

Other (income) expense, net includes $1.1 million for the year ended December 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million. See Note H – Prepaid Expenses and Other Assets in the accompanying consolidated financial statements.

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

We believe that:

•	EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest, income tax, and depreciation and amortization expenses, which can vary substantially from company-to-company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and
•	Investors commonly adjust EBITDA information to eliminate the effect of equity-based compensation and other unusual or infrequently occurring items which vary widely from company-to-company and impair comparability.

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA per diluted share:

•	as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis
•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and
•	in communications with the board of directors, analysts and investors concerning our financial performance.

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

We believe that excluding depreciation and amortization expenses of property, equipment and intangible assets to calculate EBITDA and Adjusted EBITDA provides supplemental information and an alternative presentation that is useful to investors’ understanding of our core operating results and trends. Not only are depreciation and amortization expenses based on historical costs of assets that may have little bearing on present or future replacement costs, but also they are based on our estimates of remaining useful lives.

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

Adjusted EBITDA excludes non-cash and other charges including impairment charges, an unusual reserve for inventory, executive severance and recruiting fees, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs. We believe that these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
(Loss) income from continuing operations, net of income taxes (GAAP)	$(19,157)	$2,236	$1,965
Depreciation and amortization expense	8,217	6,812	5,119
Interest expense and other non-operating expense (income), net	672	(540)	(15)
Income tax expense (benefit)	9,902	419	(2,369)
EBITDA (non-GAAP)	(366)	8,927	4,700
Equity-based compensation expense	2,673	2,565	1,879
Non-cash and other items	7,014	1,129	1,774
Adjusted EBITDA (non-GAAP)	$9,321	$12,621	$8,353

(Loss) income from continuing operations, net of income taxes, per diluted share (GAAP)	$(1.00)	$0.12	$0.10
EBITDA per diluted share (non-GAAP)	(0.02)	0.46	0.25
Adjusted EBITDA per diluted share (non-GAAP)	0.49	0.66	0.44

Weighted average shares outstanding used in computing diluted per share amounts	19,117	19,268	18,950

As noted above, non-cash and other items include impairment charges, an unusual reserve for inventory, executive severance and recruiting fees, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs.

Consolidated Financial Condition (in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flow provided by (used in) continuing operations
Operating activities	$8,877	$10,456	$6,088
Investing activities	(5,300)	(41,424)	(5,862)
Financing activities	(4,610)	22,493	20,347
Cash flow from discontinued operations	-	142	82
(Decrease) increase in cash and cash equivalents	$(1,033)	$(8,333)	$20,655

We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. We believe that our sources of funds, principally from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operations and investing requirements.

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

Net cash provided by discontinued operations for the year ended December 31, 2014 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations was eliminated following their disposal.

Operating Cash Flows

Net cash provided by operating activities in 2015 decreased by $1.6 million compared to 2014, primarily due to lower earnings offset by the effect of non-cash expenses and a year over year reduction in accounts receivable.

Net cash provided by operating activities in 2014 increased by $4.4 million primarily due to higher earnings and improved working capital levels.

Investing and Financing Cash Flows

In 2015, our cash flows used in investing activities was $5.3 million for the acquisition of property and equipment, capitalized internally developed software and the acquisition of software, which was a decrease of $0.1 million compared to these captions in 2014.

In 2014, we invested $41.4 million primarily comprised of $37.3 million net cash used to acquire Omnilink through a merger transaction, $2.2 million to purchase property and equipment, and $3.2 million to purchase other intangible assets, primarily development costs for software. The cash paid for these investments was primarily funded from third party (SVB) bank loan indebtedness ($25.0 million). The balance of the cash needed to complete the purchase price consideration was funded from the proceeds from the 2013 underwritten offering and by cash generated by operations. These investment outflows were partially offset by proceeds from the sale on an investment which generated $1.3 million.

Liquidity and Capital Resources

We had working capital of $17.6 million as of December 31, 2015, compared to $23.7 million as of December 31, 2014. We had cash balances of $16.2 million and $17.3 million as of December 31, 2015 and 2014. In 2014, we invested $37.3 million for a business merger transaction as well as investing $5.4 million in capital expenditures to further benefit the Company.

On March 9, 2016, we and certain of our subsidiaries entered into a new term loan agreement with Crystal Financial LLC, as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with approximately $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the SVB Loan Agreement and pay related transaction fees. See Note M – Debt for more information regarding the SVB Loan Agreement.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $637,500 beginning September 1, 2017, with the balance due on the maturity date if not otherwise repaid earlier by way of voluntary prepayments or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At December 31, 2015, the applicable interest rate would have been 9.1%.

Our obligations under the Crystal Loan Agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum Adjusted EBITDA, minimum Consolidated Fixed Charge Coverage Ratio, maximum Consolidated Total Net Leverage, maximum subscriber Churn and minimum Liquidity, all of which are defined in the Crystal Loan Agreement. We are also prohibited from incurring indebtedness, disposing of or permitting liens on our assets and making restricted payments, including cash dividends on shares of our common stock, except as expressly permitted under the Crystal Loan Agreement. The agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the agreement may be accelerated.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2015. Additional details regarding these obligations are provided in the accompanying notes to our consolidated financial statements (in thousands).

		Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan(1)	$22,242	$1,161	$6,660	$14,421	$-
Operating lease obligations(2)	9,324	1,763	3,124	2,406	2,031
Purchase commitments(3)	3,413	3,413	-	-	-
Total(4)	$34,979	$6,337	$9,784	$16,827	$2,031

(1)	Amounts represent future principal and interest payments under the March 9, 2016 Crystal Loan Agreement, the proceeds of which along with $2.9 million of cash on hand repaid the balance of debt outstanding from December 31, 2015 and pay related transaction fees. See Note M – Debt and Note U – Subsequent Events in the accompanying consolidated financial statements.
(2)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.
(3)	Amounts represent future obligations to purchase inventory.
(4)	Liabilities of less than $0.1 million related to Accounting Standards Codification Subtopic 740-10, Income Taxes have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note K – Income Taxes in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for uncollectible accounts receivable, reserves for excess and obsolete inventories, capitalized internally developed software, goodwill and long-lived assets and income taxes.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

We have identified the policies below as critical to our business and the understanding of our results of operations. See Note A – Summary of Significant Accounting Policies in the accompanying consolidated financial statements for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

Our revenue is generated from two primary sources, subscription fees and the sale of IoT devices and hardware. Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Revenue is recognized net of sales and any transactional taxes.

Subscription fees are based on the number of devices (subscriptions) on our integrated IoT horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fee revenues for managed service arrangements include all of the key IoT components – device, network, application and platform. Subscription fees also include volume-based excess message, network usage and other activity that are recognized as revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include set-up fees which are typically deferred and recognized ratably over the estimated life of the subscription. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets and recognized in the period revenue is recognized. Cost of embedded devices and hardware are capitalized as fixed assets and depreciated over the estimated life of the hardware. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of IoT devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers is recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded hardware and devices.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine whether a multiple-element arrangement exists. For multiple-element revenue arrangements we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. In most cases, vendor-specific objective evidence is available for us, as we have a history of selling hardware and service on a standalone basis. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Equity-Based Compensation

Compensation includes equity-based awards recorded and recognized using fair value. Recognition of expense is net of an estimated forfeiture rate, recognizing compensation costs for only those awards expected to vest over the requisite service period of the awards. Determining fair value requires estimates and involves use of subjective assumptions; including assumptions on stock price volatility. Stock price volatility estimates are based primarily on historical volatility over comparable periods.

Capitalized Software

We capitalize software both for internal use and for inclusion in our products. For internal use software, costs incurred in the preliminary project stage of developing or acquiring internal use software are expensed as incurred. After the preliminary project stage is completed, management has approved the project and it is probable that the project will be completed and the software will be used for its intended purpose, we capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally for three years.

For software embedded in our products, we capitalize software development costs when project technological feasibility is established and conclude capitalization when the hardware is ready for release. We amortize capitalized costs for software to be sold using the straight-line method over the estimated useful life based on anticipated revenue streams of the software, generally from three to seven years. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as engineering and development.

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

Goodwill and Long-Lived Assets

We evaluate goodwill and long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could result in an evaluation for impairment include but are not limited to the following:

•	significant underperformance relative to historical or projected future operating results or cash flows;
•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period;
•	a decline in our market capitalization below net book value; and
•	changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit.

Goodwill and trade names are not amortized, but are subject to an annual impairment assessment performed at the reporting unit level. Goodwill and trade names must be assessed more frequently if indicators of impairment are identified. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill or the trade name(s) is less than its carrying amount. We assess goodwill (and trade names as applicable) annually as of October 1 for four separate reporting units, all of which are components of our single reportable operating segment.

The results of operations and cash flows for our Do-It-Yourself (DIY) reporting unit were not meeting expectations and previous forecasts, and management is evaluating different strategic options for the reporting unit. These factors were triggering events that it was more likely than not that the fair value of the DIY reporting unit was less than its carrying amount. As a result we accelerated our initial assessment of goodwill for impairment, along with other intangible assets of the DIY reporting unit into the third quarter of 2015. We recorded $0.9 million in impairment charges for goodwill and $0.4 million for other intangible assets related to our DIY product line and reporting unit during the year ended December 31, 2015.

We also recorded $1.3 million in impairment charges for technology and indefinite-lived trade names acquired in the Omnilink merger as a result of the annual assessment during the year ended December 31, 2015. The decrease in the fair value of both trade names and technology was principally due to a change in the projected revenues and financial returns on intangible assets from the amounts originally projected at the date of the merger. See Note J – Intangible Assets in the accompanying consolidated financial statements.

Our annual assessment of goodwill includes comparing the fair value of each reporting unit to the carrying value, referred to as Step One. We estimate fair value principally using discounted cash flow models and compare the aggregate fair value of the reporting units to the respective carrying values. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, we perform a second test, referred to as Step Two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

Our assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuations. These estimates and assumptions primarily include, but are not limited to, projected results of operations and cash flows, discount rates, terminal growth rates, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future. We considered the effect of a 1% decrease in growth rate coupled with a 1% increase in the discount rate for each of our four reporting units. This hypothetical change would increase the total impairment for the DIY reporting unit by $0.3 million to $1.7 million and would also cause the total impairment for the Omnilink reporting unit to increase by $5.1 million to $6.6 million. However, since we only recently completed the merger with Omnilink, we concluded that our estimated value is appropriate and consistent with our overall valuation and that goodwill and other intangible assets are not further impaired. The hypothetical change did not affect the results for our other two reporting units.

Other intangible assets, including patents, acquired intellectual property and customer relationships, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization expense on a straight-line basis over the estimated economic useful life of the assets, which are 7 to 16 years for patents and acquired intellectual property and 4 to 11 years for customer relationships. We assess other intangible assets and long-lived assets for impairment on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Any assessment for impairment is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge; reduce the estimated remaining useful life or both. As noted above, we recorded $1.9 million in impairment charges for other intangible assets related to our Omnilink and DIY product lines and reporting units during the year ended December 31, 2015.

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

During 2015, we determined that we would not meet the criteria of “more likely than not” that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2015 and 2035. As a result of recording the valuation allowance, we recognized deferred tax expense of $9.9 million for the year ended December 31, 2015. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

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

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note A – Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

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

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency. We held $0.5 million and $0.4 million in foreign bank accounts at December 31, 2015 and 2014, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive (loss) income and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the fiscal year ended December 31, 2015.

Interest Rate Risk

We are exposed to changes in interest rates on our revolving line of credit, long term debt and current portion of our long term debt that carry floating rate interest and which represented 98% of our debt as of December 31, 2015. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

42

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,237	$17,270
Accounts receivable, less allowance for doubtful accounts of $618 and $652	9,237	12,287
Financing receivables, current	1,780	1,595
Inventory, net of reserves	7,617	8,410
Prepaid expenses and other current assets	2,037	2,329
Deferred tax assets, current	603	3,161
TOTAL CURRENT ASSETS	37,511	45,052

Financing receivables, less current portion	2,330	2,984
Property and equipment, net of accumulated depreciation and amortization	4,795	4,889
Software, net of accumulated amortization	7,146	7,385
Other intangible assets, net of accumulated amortization	15,722	17,884
Goodwill	43,424	44,348
Deferred tax assets, less current portion	-	5,816
Other assets	699	2,585
TOTAL ASSETS	$111,627	$130,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,390	$12,257
Accrued expenses and other current liabilities	2,864	2,471
Deferred revenues	1,942	2,258
Current portion of long-term debt	3,750	4,251
Obligations under capital lease	-	148
TOTAL CURRENT LIABILITIES	19,946	21,385

Long-term debt, less current portion	15,599	19,350
Deferred tax liabilities, noncurrent	1,595	-
Other liabilities	1,891	1,346
TOTAL LIABILITIES	39,031	42,081

COMMITMENTS AND CONTINGENCIES (NOTE N)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,652 and 20,284 issued; 19,177 and 18,992 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	102,108	99,056
Treasury stock, at cost; 1,316 and 1,292 shares	(5,444)	(5,352)
Accumulated other comprehensive loss	(117)	(48)
Accumulated deficit	(23,951)	(4,794)
TOTAL SHAREHOLDERS' EQUITY	72,596	88,862
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,627	$130,943

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net revenues:
Subscription and support revenues	$64,371	$65,020	$51,640
Embedded devices and hardware	25,079	28,849	26,192
Total net revenues	89,450	93,869	77,832
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	25,410	25,371	21,754
Embedded devices and hardware	22,981	24,690	23,131
Inventory reserves	1,343	544	807
Impairment of other asset	1,275	-	-
Gross profit	38,441	43,264	32,140
Operating expenses:
Sales and marketing	12,446	11,876	9,544
General and administrative	15,798	15,063	13,281
Engineering and development	8,952	8,009	4,915
Depreciation and amortization	7,116	6,201	4,819
Impairment of goodwill and other intangible assets	2,712	-	-
Operating (loss) income	(8,583)	2,115	(419)
Interest expense	806	798	304
Other income, net	(134)	(1,338)	(319)
(Loss) income from continuing operations before income taxes	(9,255)	2,655	(404)
Income tax expense (benefit)	9,902	419	(2,369)
(Loss) income from continuing operations, net of income taxes	(19,157)	2,236	1,965
Loss from discontinued operations, net of income taxes	-	(492)	(1,380)
Net (loss) income	(19,157)	1,744	585
Other items of comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(69)	(24)	(16)
Comprehensive (loss) income	$(19,226)	$1,720	$569

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.00)	$0.12	$0.11
Loss from discontinued operations	-	(0.03)	(0.08)
Net (loss) income	$(1.00)	$0.09	$0.03

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.00)	$0.12	$0.10
Loss from discontinued operations	-	(0.03)	(0.07)
Net (loss) income	$(1.00)	$0.09	$0.03

Weighted average shares outstanding used in computing earnings per share:
Basic	19,117	18,922	18,413
Diluted	19,117	19,268	18,950

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2013	17,171	$68,072	$(8,136)	$(8)	$(7,123)	$52,805
Sale of shares, net of issuance costs and expenses	2,662	27,731	-	-	-	27,731
Issuance of shares in connection with acquisition	74	925	-	-	-	925
Equity-based compensation expense	190	1,879	-	-	-	1,879
Equity-based compensation plan activity	201	341	-	-	-	341
Value of shares retained to pay employee taxes	-	(466)	-	-	-	(466)
Exercise of warrants	92	193	-	-	-	193
Retirement of treasury shares	(321)	(2,898)	2,898	-	-	-
Translation adjustment	-	-	-	(16)	-	(16)
Net income	-	-	-	-	585	585
Balance at December 31, 2013	20,069	95,777	(5,238)	(24)	(6,538)	83,977
Equity-based compensation expense	1	2,565	-	-	-	2,565
Equity-based compensation plan activity	214	867	-	-	-	867
Value of shares retained to pay employee taxes	-	(153)	(114)	-	-	(267)
Translation adjustment	-	-	-	(24)	-	(24)
Net income	-	-	-	-	1,744	1,744
Balance at December 31, 2014	20,284	99,056	(5,352)	(48)	(4,794)	88,862
Equity-based compensation expense	-	2,673	-	-	-	2,673
Equity-based compensation plan activity	326	283	-	-	-	283
Value of shares retained to pay employee taxes	-	(219)	(92)	-	-	(311)
Issuance of shares in asset acquisition	30	243	-	-	-	243
Other	12	72	-	-	-	72
Translation adjustment	-	-	-	(69)	-	(69)
Net loss	-	-	-	-	(19,157)	(19,157)
Balance at December 31, 2015	20,652	$102,108	$(5,444)	$(117)	$(23,951)	$72,596

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(19,157)	$1,744	$585
Less loss from discontinued operations, net of income taxes	-	(492)	(1,380)
(Loss) income from continuing operations, net of income taxes	(19,157)	2,236	1,965
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,217	6,812	5,119
Impairment of goodwill, other intangible assets and other assets	3,987	-	-
Equity-based compensation expense	2,673	2,565	1,879
Deferred income taxes	9,956	365	(2,128)
Bad debt expense	562	392	444
Inventory reserves	1,343	544	807
Gain on sale of cost method investment	-	(1,109)	(328)
Other non-cash expense	128	98	79
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	3,162	(1,034)	(3,201)
Inventory	(1,929)	233	(1,625)
Accounts payable	(818)	665	1,477
Deferred revenue	264	154	508
Other	489	(1,465)	1,092
Net cash provided by operating activities	8,877	10,456	6,088
Cash flows from investing activities:
Net cash paid for acquisition	-	(37,287)	(2,794)
Purchases of property and equipment	(1,150)	(2,209)	(1,004)
Capitalized software development and purchases of software	(4,150)	(3,237)	(3,430)
Proceeds from sale of cost basis investment	-	1,309	650
Proceeds from sale-leaseback of equipment	-	-	716
Net cash used in investing activities	(5,300)	(41,424)	(5,862)
Cash flows from financing activities:
Principal payments on debt	(4,252)	(2,508)	(7,186)
Principal payments on capital lease obligations	(148)	(306)	(263)
Proceeds from underwritten offering, net of offering costs	-	-	27,731
Proceeds from long-term debt	-	25,000	-
Equity-based compensation plan activity, net	283	867	338
Payment of taxes on equity-based awards	(311)	(267)	(466)
Proceeds from exercise of warrants	-	-	193
Deferred financing costs	(182)	(293)	-
Net cash (used in) provided by financing activities	(4,610)	22,493	20,347
Net cash provided from discontinued operations	-	142	82
Net (decrease) increase in cash and cash equivalents	(1,033)	(8,333)	20,655
Cash and cash equivalents at beginning of period	17,270	25,603	4,948
Cash and cash equivalents at end of period	$16,237	$17,270	$25,603

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$673	$703	$272
Cash paid for income taxes	58	146	97
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	441	417	923
Non-monetary consideration for acquisition of assets	375	-	-
Common stock issued for acquisition of assets	243	-	-
Acquisition of property under capital lease	-	-	716
Common stock issued in connection with acquisition	-	-	925
Deferred payment issued in connection with acquisition	-	-	200

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a holding company and, through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis. We are ISO 27001 information security-certified, highlighting our focus on IoT data security, service reliability and around-the-clock support of our customers’ IoT solutions.

Basis of Presentation

The consolidated financial statements include the results of operations and financial position of Numerex and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Businesses to be divested are classified in the consolidated financial statements as either discontinued operations or held for sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations on the consolidated statements of operations and comprehensive (loss) income and cash flows, respectively, for all periods presented. The gains or losses associated with these divested businesses are also recorded in discontinued operations in the consolidated statements of operations and comprehensive (loss) income. Additionally, the accompanying notes do not include the operating results of businesses classified as discontinued operations for all periods presented. As of June 30, 2014, we completed the divestiture of the businesses classified as discontinued operations. We have not had and do not expect to have any significant continuing involvement with these businesses following their divestiture. See Note C – Discontinued Operations for more information.

Estimates and Assumptions

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, warranty costs, doubtful accounts, goodwill and intangible assets, expenses, accruals, equity-based compensation, income taxes, restructuring charges, leases, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in our goodwill impairment test. See Note D – Fair Value Measurements for more information.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts and financing receivables. We maintain our cash and overnight investment balances in financial institutions, which typically exceed federally insured limits. We had cash balances in excess of these limits of $16.0 million and $17.0 million at December 31, 2015 and 2014, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Concentration of credit risk with respect to accounts and financing receivables from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade and financing receivables periodically. Our accounts and financing receivables are at risk to the extent that we may not be able to collect from some of our customers. See Note E – Accounts Receivable, Note F – Financing Receivables and Note Q – Significant Customer, Concentration of Risk and Related Parties for more information.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less at date of purchase to be cash equivalents. Cash equivalents consist of overnight repurchase agreements and amounts on deposit in foreign banks. We held $0.5 million and $0.4 million in foreign bank accounts at December 31, 2015 and 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at gross invoiced amounts less discounts, other allowances and provision for uncollectible accounts. Trade accounts receivable include earned but unbilled revenue that results from non-calendar month billing cycles and lag time in billing related to certain of our services. Credit is extended to customers based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based principally upon specifically identified amounts where collection is deemed doubtful. Additional non-specific allowances are recorded based on historical experience and our assessment of a variety of factors related to the general financial condition and business prospects of our customer base. We review the collectability of individual accounts and assess the adequacy of the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See Note E – Accounts Receivable for more information.

Financing Receivables

Financing receivables are due in installments. We evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of the accounts and write-offs, customer collection experience, the customer’s financial condition, known risk characteristics impacting the respective customer base, and other available economic conditions, to determine the appropriate allowance. Similar to accounts receivable, we typically do not require collateral. All amounts due at December 31, 2015 and 2014 were deemed fully collectible and an allowance was not necessary. See Note F – Financing Receivables for more information.

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

Inventories are valued at the lower of cost or market and consist principally of (1) security devices and (2) cellular IoT Modems and Modules and (3) satellite IoT Modems and other accessories. Cost is generally determined on the first-in, first-out (FIFO) basis. Inbound freight costs, including raw material freight costs to contract manufacturers is recorded in inventory and these costs are recognized in cost of sales when the product is sold. Lower of cost or market value of inventory is determined at the product level and evaluated quarterly. Estimated reserves for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal. See Note G – Inventory for more information.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets for those leases and leasehold improvements, whichever is shorter. Depreciation and amortization for property and equipment is calculated using the straight-line method over the following estimated lives:

•	Machinery and equipment	4-10 years
•	Furniture, fixtures and fittings	3-10 years
•	Leasehold improvements	up to 10 years

See Note I – Property and Equipment for more information.

Capitalized Software

We capitalize software both for internal use and for inclusion in our products. For internal use software, costs incurred in the preliminary project stage of developing or acquiring internal use software are expensed as incurred. After the preliminary project stage is completed, management has approved the project and it is probable that the project will be completed and the software will be used for its intended purpose, we capitalize certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. We amortize capitalized internal use software costs using the straight-line method over the estimated useful life of the software, generally for three years.

For software embedded in our products, we capitalize software development costs when technological feasibility is established and conclude capitalization when the hardware is ready for release. We amortize capitalized costs for software to be sold using the straight-line method over the estimated useful life based on anticipated revenue streams of the software, generally for three years. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as engineering and development. See Note J – Intangible Assets for more information.

Intangible Assets, Including Goodwill

Intangible assets consist of acquired customer relationships and intellectual property, patents and trademarks, and goodwill. These assets, except for goodwill and trade names, are amortized over their expected useful lives. Acquired customer relationships are amortized using the straight-line method over 4 to 11 years representing the estimated benefit period. Acquired intellectual property and patents are amortized using the straight-line method over 7 to 16 years, representing the shorter of their estimated useful lives or the period until the patent renews. Costs to maintain patents are expensed as incurred while costs to renew patents are capitalized and amortized over the remaining estimated useful lives.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We base the impairment analysis of intangible assets, including goodwill on estimated fair values. The fair value of reporting units for assessing goodwill is principally based on discounted cash flow models and using a relief from royalties method for other intangible assets. The assumptions, inputs and judgments used in estimating fair values are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuations are performed. These estimates and assumptions primarily include, but are not limited to, discount rates, terminal growth rates, projected revenues and costs, projected cash flows, capital expenditure forecasts, and royalty rates. We recorded impairment charges of $0.9 million, $0.3 million, and $0.1 million for goodwill, patents and trademarks, and customer relationships, respectively, related to our DIY product line. Additionally, we recorded $0.7 million in impairment charges for each of Omnilink technologies and indefinite-lived trade names during the year ended December 31, 2015. See Note J – Intangible Assets for more information.

We elected to change our annual goodwill impairment testing measurement date from December 31 to October 1 effective October 1, 2013, primarily to correspond to our annual strategic, financial planning and budgeting processes. The change in annual testing dates did not affect our financial results for any interim period or the year ended December 31, 2013. See Note J – Intangible Assets for more information.

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2015, we recorded an impairment charge of $1.3 million for prepaid carrier fees in other assets affecting multiple reporting units. See Note H – Prepaid Expenses and Other Assets for more information.

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

We conduct business globally and file income tax returns in the United States and in many state and certain foreign jurisdictions. We are subject to state and local income tax examinations for years after and including 1998. These tax years remain open due to the net operating losses generated in these years that have not been utilized as of the year ended December 31, 2015. Likewise, the existence of net operating losses from earlier periods could subject us to United States federal income tax examination for years including and after 2001, since such net operating losses have not been utilized as of the year ended December 31, 2015. See Note K – Income Taxes for more information.

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

Other Comprehensive (Loss) Income and Foreign Currency Translation

Other comprehensive (loss) income consists of adjustments, net of tax, related to unrealized gains (losses) on foreign currency translation. These are reported in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity until realized in earnings. The assets and liabilities of our foreign operations are translated into U.S. dollars at the period end spot exchange rates, and revenues and expenses are translated at estimated average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive (loss) income and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign operations are not significant to us for the years ended December 31, 2015, 2014 or 2013.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Revenue Recognition

Our revenue is generated from two primary sources, subscription fees and the sale of IoT devices and hardware. Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Revenue is recognized net of sales and any transactional taxes.

Subscription fees are based on the number of devices (subscriptions) on our integrated IoT horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fee revenues for managed service arrangements include all of the key IoT components – device, network, application and platform. Subscription fees also include volume-based excess network usage, messages and other activity that are recognized in revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include activation fees which are deferred and recognized ratably over the estimated life of the subscription to which the activation fee relates. Direct and incremental costs associated with deferred revenue are also deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets, and recognized in the period revenue is recognized under managed service arrangements. Cost of embedded devices and hardware are capitalized as fixed assets and depreciated over the estimated life of the hardware. Unbilled revenue consists of earned revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of IoT devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within a limited time after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers are recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded devices and hardware.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine whether a multiple-element arrangement exists. For multiple-element revenue arrangements, we allocate arrangement consideration at the inception of an arrangement to all elements using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) our best estimate of the selling price, if neither vendor-specific nor third-party evidence is available. In most cases, vendor-specific objective evidence is available for us, as we have a history of selling hardware and service on a standalone basis. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. For the years ended December 31, 2015, 2014 and 2013, advertising costs were approximately $1.0 million, $0.9 million and $0.7 million, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Equity-Based Compensation

Compensation cost is recognized for all equity-based payments granted and is based on the grant-date fair value estimated using the Black-Scholes option pricing model. Our determination of fair value of equity-based payment awards on the date of grant using the option-pricing model is affected by our share price and our valuation assumptions. Certain grants to executives require achievement of market conditions before the grant may be exercised. The fair value of awards with market exercise conditions is estimated on the date of grant using a lattice model with a Monte Carlo simulation. These primary variables include our expected share price volatility over the estimated life of the awards and actual and projected exercise behaviors.

As employees vest in their awards, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Equity-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures are expected to differ from those estimates. See Note O – Equity-Based Compensation for more information.

Engineering and Development

Engineering and development expenses that are not capitalizable as internally developed software are charged to operations in the period in which they are incurred. Engineering and development costs consist primarily of salaries and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2015, 2014 and 2013, engineering and development costs recorded in operations were $9.0 million, $8.0 million and $4.9 million, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options and restricted stock units, calculated using the treasury stock method. See Note S – Earnings Per Share for more information.

Reclassifications

Previously reported other intangible assets have been reclassified to software in development in the consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance that requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our financial statements.

In November 2015, the FASB issued guidance requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In September 2015, the FASB issued an accounting standards update to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update will require an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial statements.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In August 2014, the FASB issued guidance about disclosing an entity’s ability to continue as a going concern. The guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. We do not expect the adoption of this guidance to have a material impact on the company's financial position or results of operations.

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

In May 2014, the FASB issued new accounting guidance for revenue recognized from contracts with customers. The core principle of the guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will become effective for us for fiscal years, and interim reporting periods within those years, beginning January 1, 2018 and will require retrospective application. We are evaluating the effect that this amendment will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – MERGER AND ACQUISITIONS

2014 Merger

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged a wholly-owned subsidiary of Numerex with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company. The purchase price was $37.5 million cash.

Omnilink provides tracking and monitoring services for people and valuable assets via Omnilink’s IoT platform that connects hardware, networks, software, and support services. We expect our combination with Omnilink to provide operating synergies and create potential growth opportunities through product enhancement and channel expansion. The assets, liabilities and operating results of Omnilink are reflected in our consolidated financial statements commencing from the merger date. Transaction costs of $1.0 million for the year ended December 31, 2014 have been recorded in general and administrative expense in the accompanying consolidated statement of operations and comprehensive (loss) income.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the closing date of the Omnilink merger (dollars in thousands):

	Fair	Estimated
	Value	Useful Lives
Cash	$195	n/a
Accounts receivable	2,677	n/a
Inventory	873	n/a
Prepaid and other assets	377	n/a
Property and equipment	1,613	4 (a)
Deferred tax asset	2,600	n/a
Customer relationships	6,056	11
Technology	4,998	14
Trade names	3,632	Indefinite
Goodwill	17,318	Indefinite
Total identifiable assets acquired	40,339

Accounts payable	(1,756)	n/a
Accrued expenses	(1,037)	n/a
Deferred revenue	(64)	n/a
Total liabilities assumed	(2,857)
Net assets acquired	$37,482

(a)	The weighted average remaining useful life for all property and equipment is approximately four years.

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

The gross amount of accounts receivable in the table above is $2.9 million. Based on the nature and financial strength of the customers on the date of acquisition, we expect to collect amounts due for the accounts receivable of $2.7 million.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The value of the deferred tax asset and goodwill as disclosed above reflect a subsequent measurement period adjustment of $0.2 million recorded during the three months ended June 30, 2015 to record the final calculation of acquired deferred tax assets. The residual allocation to goodwill results from such factors as an assembled workforce, expected significant synergies for market growth and profitability as well as Omnilink’s service and product lines contributing to our becoming the market leader in select IoT vertical markets. The total amount of goodwill will not be deductible for income tax purposes.

The measurement period adjustment resulted in recasting the December 31, 2014 consolidated balance sheet, as follows (in thousands):

	December 31,	Measurement	December 31,
	2014	Period	2014
	As Reported	Adjustment	Recast
Assets
Goodwill	$44,548	$(200)	$44,348
Deferred tax assets, less current portion	5,616	200	5,816
	$50,164	$-	$50,164

Unaudited Pro forma Results

The consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2014 includes approximately $8.7 million of revenues contributed by Omnilink products and services for the period from May 5, 2014 through December 31, 2014. Immediately upon closing the merger, we began integrating Omnilink’s operations with our existing operations. As a result, the legacy and acquired businesses are now sharing various selling, general and administrative functions. Any measure of stand-alone profitability for Omnilink in the post-acquisition period is not material and cannot be calculated accurately due to the shared cost structure of the acquired and legacy businesses.

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

	Unaudited Pro Forma Results
	Years Ended December 31,
	2014	2013
Net revenues	$98,134	$90,628
Income (loss) from continuing operations, before income tax	2,719	(2,370)
Net income (loss)	2,147	(856)
Basic and diluted income (loss) per common share	0.11	(0.05)

The unaudited pro forma financial information above gives effect to the following:

•	Adjust depreciation expense for a 2014 net historical Omnilink reduction of $0.1 million and a 2013 net historical Omnilink reduction of $0.1 million for the effect of recording property and equipment at estimated fair value.
•	Adjust amortization expense for a 2014 net increase of $0.3 million and a 2013 net increase of $0.9 million for the effect of recording intangible assets at estimated fair value.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Adjust interest expense for a 2014 net increase of $0.1 million and a 2013 net increase of $0.6 million due to the repayment of Omnilink’s debt balances in conjunction with the merger and the merger-related debt incurred by Numerex and related amortization of deferred financing costs.
•	Adjust expense by $1.0 million to reclassify expense recorded for merger-related costs in the year ended December 31, 2014, to the year ended December 31, 2013, to reflect the expenses as of the pro forma merger date of January 1, 2013.

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

No portion of the purchase price was allocated to goodwill in the February 2013 acquisition. The $1.6 million excess of the total consideration over the fair value of the net assets acquired in December 2013 was recorded as goodwill. Goodwill represents expected synergies between us and the acquired business and the value that the acquisition provides to support and widen our IoT platform capabilities in the supply chain and remote monitoring markets. Goodwill is expected to be fully deductible for tax purposes.

NOTE C – DISCONTINUED OPERATIONS

In June 2014, we completed the sale and disposition of components of our business classified as discontinued operations. These components were classified as discontinued operations in June 2013, when we decided to exit certain businesses and related products that are not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which are unrelated to our core IoT communication products and services.

All assets and liabilities of discontinued operations were disposed of during the quarter ended June 30, 2014 as a result of the completed sale of all the capital stock of BNI. All revenue and expense of the discontinued operations were reclassified and presented in the accompanying consolidated statements of operations and comprehensive (loss) income as results of discontinued operations, net of income taxes, after income from continuing operations, net of income tax benefit and before net income. Similarly, all cash flows of the discontinued operations were reclassified and presented in the accompanying consolidated statements of cash flows as cash flows from discontinued operations.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 30, 2014, we completed the sale of all of the capital stock of BNI and the disposition of the remaining discontinued operations. The following table presents the financial results of the discontinued operations (in thousands):

	Years Ended December 31,
	2014	2013
Revenues from discontinued operations	$207	$1,163
Loss from discontinued operations before income taxes	(285)	(1,567)
Income tax benefit	(127)	(187)
Loss from discontinued operations, net of income taxes	(158)	(1,380)
Loss on disposal of subsidiary included in discontinued operations	(309)	-
Loss on dissolution of subsidiaries included in discontinued operations	(25)	-
Net loss from discontinued operations	$(492)	$(1,380)

There are no assets or liabilities reported as discontinued operations as of December 31, 2015 and 2014 due to our disposal of all discontinued operations.

NOTE D – FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis comprise only investments in short-term US Treasury Funds of $15.5 million and $17.2 million as of December 31, 2015 and 2014, respectively. The investments are classified as available for sale debt securities included in cash and cash equivalents in the consolidated balance sheets and are categorized as Level 1 measurements in the fair value hierarchy. We do not have any liabilities measured at fair value on a recurring basis.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015 (in thousands):

	Fair		Total
	Value	Level 3	Losses
September 30, 2015:
DIY Reporting Unit
Amortizing intangible assets	$825	$825	$446
Goodwill	1,656	1,656	924
October 1, 2015
Omnilink Reporting Unit
Amortizing intangible assets	4,900	4,900	660
Indefinite-lived trade names	2,972	2,972	682
Total nonrecurring fair value measurements	$10,353	$10,353	$2,712

See Note J – Intangible Assets for more information.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable and related allowance for doubtful accounts consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accounts receivable	$9,218	$12,543
Unbilled accounts receivable	637	396
Allowance for doubtful accounts	(618)	(652)
	$9,237	$12,287

NOTE F – FINANCING RECEIVABLES

We lease certain hardware devices to a small number of hardware distributors under sales-type leases expiring in various years through 2020. These receivables typically have terms ranging from two to four years and bear interest at 2%. Because the devices are not functional on our network without an active service agreement with us, we can de-activate devices for non-payment, and have therefore established a history of successfully collecting amounts due under the original payment terms without making concessions to customers. In addition, our long-standing relationships with these high credit quality customers support our assertion that revenues are fixed and determinable and probable of collection.

The components of lease receivables were as follows (in thousands):

	As of December 31,
	2015	2014
Total minimum lease payments receivable	$4,266	$4,785
Unearned income	(156)	(206)
Present value of future minimum lease payments receivable	4,110	4,579
Less current portion	(1,780)	(1,595)
Amounts due after one year	$2,330	$2,984

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum lease payments to be received subsequent to December 31, 2015 are as follows (in thousands):

2016	$1,875
2017	1,460
2018	757
2019	173
2020	1
$4,266

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

We utilize historical collection experience from our population of similar customers to establish any allowance for credit losses. Financing receivables are placed in non-accrual status after 60 days of nonpayment and written off only after we have exhausted all collection efforts. We have been successful collecting financing receivables and consider the credit quality of such arrangements to be good. We have not experienced any material credit losses for any period in the three years ended December 31, 2015. Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. As of December 31, 2015, there were no financing receivables past due more than 30 days.

NOTE G – INVENTORY

Inventory consisted of the following (in thousands):

	As of December 31,
	2015	2014
Raw materials	$1,903	$2,228
Finished goods	8,420	7,579
Inventory reserves	(2,706)	(1,397)
	$7,617	$8,410

NOTE H – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses	$902	$1,358
Deferred costs	718	578
Other	417	393
	$2,037	$2,329

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred activation fees	$293	$310
Deferred financing fees	289	260
Deposits	117	155
Prepaid carrier fees	-	1,860
	$699	$2,585

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

In September 2015, we entered into a mutual agreement with the vendor to (1) cancel the existing agreement, (2) purchase certain equipment from the vendor and (3) assume certain national carrier and other agreements from the vendor. Total consideration was $1.2 million and included (1) $0.5 million in cash, (2) 30,000 shares of our common stock having a value of $0.3 million and (3) the prepayment above to license additional network access having a carrying value of $0.4 million. Consummation of the transaction, which was contingent upon obtaining consents from certain of our vendor’s carriers, closed in October 2015. During negotiations with the vendor in the third quarter for the fiscal year 2015, a triggering event was identified for purposes of assessing long-lived assets for impairment, as it was more likely than not that the aforementioned assets would be disposed of significantly before the end of their previously estimated useful life. As a result of this transaction and in conjunction with a separate agreement with a mutual national carrier, we determined that the prepaid carrier fees had no continuing value. We recorded a charge of $1.3 million in cost of sales to write-off the carrying value of the prepaid carrier fees as a settlement of a pre-existing relationship with the vendor. The impairment charge affected multiple reporting units.

NOTE I – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2015	2014
Computer, network and other equipment	$7,150	$5,925
Monitoring equipment	3,015	1,705
Furniture and fixtures	888	746
Leasehold improvements	374	328
Total property and equipment	11,427	8,704
Accumulated depreciation and amortization	(6,632)	(3,815)
	$4,795	$4,889

Monitoring equipment includes devices and hardware owned by us and used by customers under managed service arrangements. Depreciation expense for monitoring equipment included in cost of sales for subscription and support revenues in the accompanying consolidated statements of operations and comprehensive (loss) income was $0.8 million, $0.3 million and less than $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation and amortization expense for property and equipment, including assets recorded as capital leases, was $2.0 million, $1.6 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013 respectively. Assets recorded as capital leases included $0.7 million in computers, network and other equipment and $0.4 million in accumulated depreciation and amortization at December 31, 2014. There were no assets recorded as capital leases at December 31, 2015.

NOTE J – INTANGIBLE ASSETS

Impairment Charges

We have recorded a total of $2.7 million in impairment charges for goodwill and other intangible assets during the year ended December 31, 2015.

Our Do-It-Yourself (DIY) product line and reporting unit has not generated results of operations consistent with our expectations and previous forecasts and management is evaluating different strategic options for the reporting unit. These factors were triggering events that it was more likely than not that the fair value of the DIY reporting unit was less than its carrying amount. As a result, we performed our initial assessment of goodwill for impairment, along with other intangible assets of the DIY reporting unit, in the period ended September 30, 2015. Based on preliminary Step Two calculations, we recorded impairment charges of $0.9 million for goodwill and $0.3 million for patents during the period ending September 30, 2015. We recorded an additional $0.1 million impairment charge for customer relationship intangible assets upon finalizing the Step Two calculation during the three months ended December 31, 2015.

As part of our annual assessment of goodwill and other intangible assets for impairment as of October 1, 2015, we determined that technology and indefinite-lived trade names acquired in the merger with Omnilink were each impaired by $0.7 million. The decrease in the fair value of both trade names and technology was principally due to a change in the projected revenues and financial returns on intangible assets from the amounts originally projected at the date of the merger.

Changes in carrying values are summarized as follows (in thousands):

	Goodwill	Patents	Customer Relationships	Trade Names	Technologies	Total Impairment
January 1, 2015	$2,580	$748	$1,241	$3,632	$4,998
Impairment	(924)	(325)	(121)	(660)	(682)	$(2,712)
December 31, 2015	$1,656	$423	$1,120	$2,972	$4,316

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of December 31, 2015				As of December 31, 2014
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.3	$15,399	$(9,503)	$5,896	$11,176	$(6,409)	$4,767
Software in development	n/a	1,250	-	1,250	2,618	-	2,618
Total software		16,649	(9,503)	7,146	13,794	(6,409)	7,385
Licenses	0.5	13,215	(12,167)	1,048	12,763	(11,886)	877
Customer relationships	7.6	8,167	(2,285)	5,882	8,287	(1,359)	6,928
Technologies	12.3	4,316	(595)	3,721	4,998	(237)	4,761
Patents and trademarks	2.8	4,236	(2,137)	2,099	3,343	(1,657)	1,686
Trade names	Indefinite	2,972	-	2,972	3,632	-	3,632
Total other intangible assets		32,906	(17,184)	15,722	33,023	(15,139)	17,884
		$49,555	$(26,687)	$22,868	$46,817	$(21,548)	$25,269

Remaining useful lives in the preceding table were calculated on a weighted average basis as of December 31, 2015. We did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2015. Amortization expense for intangible assets for the years ended December 31, 2015, 2014 and 2013 was $5.1 million, $4.6 million, and $3.8 million, respectively. In addition, $0.3 million of amortization expense for intangible assets is recorded in cost of subscription and support revenue in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2015, and $0.2 million for each of the years ended December 31, 2014 and 2013.

During the years ended December 31, 2015 and 2014, we capitalized approximately $2.2 million and $2.0 million, respectively of internally developed software costs. Amortization expense for capitalized internally developed software for the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $1.4 million and $1.1 million, respectively included in total amortization expense disclosed above.

Amortization expense for the next five years is summarized as follows based on intangible assets as of December 31, 2015 (in thousands):

2016	$5,315
2017	4,117
2018	3,053
2019	1,779
2020	1,582
Thereafter	2,800
$18,646

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill and Trade Names

The carrying amount of goodwill and trade names for each of the two years for the period ended December 31, 2015 is as follows (in thousands):

	Goodwill	Trade names
January 1, 2014	$26,941	$-
Measurement period adjustment	89	-
Acquisition	17,318	3,632
December 31, 2014	44,348	3,632
Impairment	(924)	(660)
December 31, 2015	$43,424	$2,972

Acquisition related goodwill additions were the result of the Omnilink merger. See Note B – Mergers and Acquisitions.

The measurement period adjustment is related to lease receivables on the opening balance sheet of our December 2013 acquisition with no effect on the statement of operations and an immaterial effect on the associated balance sheet captions.

Our gross goodwill balance as of December 31, 2015 and 2014 was $48.7 million. Accumulated impairment losses were $5.3 million as of December 31, 2015 and $4.4 million as of December 31, 2014.

NOTE K – INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(31)	$73	$(183)
State	13	38	22
Reserve	(36)	(57)	(80)
Deferred:
Federal	9,142	546	(2,033)
State	814	(181)	(95)
	$9,902	$419	$(2,369)

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income taxes recorded by us differ from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes. The following schedule reconciles income tax provision (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations and comprehensive (loss) income for the respective periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income tax expense (benefit) computed at
U.S. corporate tax rate of 34%	$(3,147)	$903	$(137)
Adjustments attributable to:
Valuation allowance	13,053	1,077	(1,893)
Income tax payable adjustments	-	-	(71)
State income tax	13	24	(73)
Reserve for uncertain tax positions	(36)	(57)	(80)
Non-deductible expenses	19	(1,575)	(97)
Other	-	47	(18)
	$9,902	$419	$(2,369)

During 2015, we determined that we would not meet the criteria of “more likely than not” that the cumulative federal and state net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2016 and 2036. As a result of recording the valuation allowance, we recognized deferred tax expense of $9.9 million for the year ended December 31, 2015. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

During the year ended December 31, 2014, we determined that it would be more likely than not, that certain additional state net operating losses would also be recoverable. We continued to maintain a valuation allowance against certain other deferred tax assets that we determined we will likely not utilize before expiration. Deferred tax assets that were still subject to a valuation allowance include certain state net operating losses, tax credits, capital loss carryforward and foreign net operating losses. As a result of the release of the valuation allowances we recognized a deferred tax benefit of $0.2 million during the year ended December 31, 2014. Additionally, the valuation allowance increased by $1.3 million due to a capital loss carryforward for the year ended December 31, 2014.

During the year ended December 31, 2013, we recorded a deferred income tax benefit of $2.4 million primarily consisting of a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization expense. The tax accounting method change related to our 2003 acquisition of our former joint venture partner’s interest in our Cellemetry LLC subsidiary.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Inventories	$1,005	$549
Accruals	839	417
Other current deferred tax assets	88	495
Equity-based compensation	2,970	2,030
Federal, state and foreign net operating loss carry forwards	13,677	11,074
Tax credit carry forward	1,284	1,323
Deferred revenue	23	-
Valuation allowance	(16,417)	(3,108)
	3,469	12,780

Deferred tax liabilities:
Difference between book and tax basis of property	(191)	(305)
Intangible assets	(4,270)	(3,498)
	(4,461)	(3,803)
Net deferred tax (liabilities) assets	$(992)	8,977

The decrease in deferred tax assets related to federal and state net operating loss carry forwards is primarily due to increasing the valuation allowance on net operating loss carryforwards. Net operating loss carryforwards available at December 31, 2015 expire as follows (in thousands):

		Year of
	Amount	Expiration

Federal net operating losses	$28,198	2023-2036
State net operating losses	62,212	2016-2036
Alternative minimum tax credit carryforwards	771	n/a
General business credit carryforwards	513	2018-2031

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2002 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years as early as 1998, in which net operating losses were generated, remain open for examination by the tax authorities.

We evaluate liabilities for uncertain tax positions and, as of December 31, 2015, we recorded a net decrease to the liability for unrecognized tax benefits of less than $0.1 million in income tax benefit. This amount is comprised of tax benefits recognized due to expiration of statute of limitations on certain prior period state tax matters and the corresponding accrual of estimated penalties and interest. Our total unrecognized tax benefits as of December 31, 2015 were less than $0.1 million including estimated penalties and interest. We anticipate nominal decreases to the balance of total unrecognized tax benefits within the next 12 months. Our effective tax rate will be affected slightly favorably if we are able to recognize these tax benefits.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, and excludes interest and penalties (in thousands):

	2015	2014
Balance at January 1,	$54	$102
Decreases as a result of positions taken during prior periods	(29)	(48)
Balance at December 31,	$25	$54

NOTE L – OTHER LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Payroll related	$898	$696
Accrued expenses	1,966	1,775
	$2,864	$2,471

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred revenue	$993	$414
Deferred rent	863	932
Other	35	-
	$1,891	$1,346

NOTE M – DEBT

As described in Note U – Subsequent Event, we entered into a new term loan agreement with Crystal Financial LLC as Term Agent on March 9, 2016 (the “Crystal Loan Agreement”). We used the net proceeds from the Crystal Loan Agreement, along with $2.9 million of cash on hand, to repay all of our outstanding debt to SVB and pay related transaction fees.

Debt consisted of the following (dollars in thousands):

	As of December 31,
	2015	2014
Note payable to Silicon Valley Bank, with interest at our option of prime rate or LIBOR rate plus margin	$19,349	$23,125
Seller financed note payable, with interest at 4.25%, monthly payments of principal and interest, secured by equipment, due September 2015	-	476
	19,349	23,601
Less current portion of long-term debt	3,750	4,251
Noncurrent portion of long-term debt	$15,599	$19,350

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). The proceeds from the term loan were used to finance the Omnilink merger. See Note B – Merger and Acquisitions. The first amendment to the SVB Loan Agreement on November 3, 2015 (the “Amendment”), further described below, eliminated the availability of any subsequent advances under the Credit Facility, however, we maintained $0.2 million in outstanding unused letters of credit.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The maturity date of the loan was May 5, 2019 with regular required quarterly principal payments which began June 30, 2014 as set forth in the table below. The remaining principal of $5.0 million would have been due at maturity if not otherwise repaid earlier by way of voluntary Permitted Prepayments or by mandatory Excess Cash Flow Recapture Payments (as defined in the SVB Loan Agreement). The interest rate applicable to amounts drawn pursuant to the SVB Loan Agreement was 2.75% at December 31, 2015 and was, at our option, determined by reference to the prime rate or LIBOR plus a margin established in the SVB Loan Agreement.

SVB Loan Agreement Principal Repayment Schedule

	Quarterly	Annually
June 2014 - March 2015	$625,000	$2,500,000
June 2015 - March 2016	937,500	3,750,000
June 2016 - March 2017	937,500	3,750,000
June 2017 - March 2018	1,250,000	5,000,000
June 2018 - March 2019	1,250,000	5,000,000
Outstanding balance due May 2019	-	5,000,000

The future maturities under the SVB Loan Agreement are summarized as follows (in thousands).

2016	$3,750
2017	4,687
2018	5,000
2019	5,912
$19,349

Future maturities under the Crystal Loan Agreement are included in Note U – Subsequent Event.

Our obligations under the Credit Facility were secured by substantially all of our assets and the assets of our subsidiaries. In addition, we were required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a senior leverage ratio, a fixed charge coverage ratio and minimum liquidity availability. We were also prohibited from entering into any debt agreements senior to the Credit Facility and paying dividends. The SVB Loan Agreement contained customary events of default. If a default occurred and was not cured within the applicable cure period or was not waived, any outstanding obligations under the Credit Facility may have been accelerated.

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. This Promissory Note is subordinate to the Credit Facility, bears interest at the greater of prime plus 1% or 4.25% and is payable in monthly installments. As of December 31, 2015, the Promissory Note was paid in full.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE N – LEASES, COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain property and equipment under non-cancelable operating leases. The leases expire at various dates through 2022. Certain of our leases for office space have annual periods of free rent and escalation clauses of up to 2.5% or $1.00 per square foot. The leases also have options to renew for 60-65 months at the end of their terms. Rent expense, including short-term leases, amounted to approximately $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$1,763
2017	1,635
2018	1,489
2019	1,233
2020	1,173
Thereafter	2,031
$9,324

We sublease certain office space under non-cancelable operating leases. The leases expire at various dates through 2022. One of our subleases has an escalation clause of 3% annually. For the year ended December 31, 2015, we recognized a loss of $0.1 million related to our subleases recorded in general and administrative expense. Future minimum sublease payments under such non-cancelable operating leases subsequent to December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$183
2017	225
2018	231
2019	238
2020	245
Thereafter	448
$1,570

Purchase Commitments

We utilize several third-party contract manufacturers to manufacture our products and perform testing of finished products. These contract manufacturers acquire components and build products based on non- cancellable purchase commitments, which typically cover periods less than 12 months. Consistent with industry practice, we acquire components through purchase orders based on projected demand. As of December 31, 2015, we had $3.4 million in open purchase commitments.

Product Warranties

We typically provide a limited, one-year repair or replacement warranty on purchased hardware-based products. We provide limited repair or replacement warranty on managed service hardware-based products over the term of the managed service agreement ranging from three to five years. To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Capital Leases

We record leases in which we have substantially all of the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the underlying assets over the expected life of the assets if we expect to retain title to the assets at the end of the lease term; otherwise we amortize the asset over the term of the lease.

During 2013, we entered into a sale leaseback arrangement for computer and network equipment having a value of $0.7 million and expiring in 2015. The arrangement was recorded as a capital lease because we retained the risks and benefits of the underlying assets. As of December 31, 2015, all capital leases have been paid in full.

NOTE O – EQUITY-BASED COMPENSATION

For the years ended December 31, 2015, 2014 and 2013, equity-based compensation expense was $2.7 million, $2.6 million and $1.9 million, respectively. We have outstanding awards granted pursuant to three shareholder approved equity-based compensation plans: the Long Term Incentive Plan (1999 Plan) the 2006 Long Term Incentive Plan (2006 Plan) and the 2014 Stock and Incentive Plan (2014 Plan). The 1999 Plan was terminated and replaced by the 2006 Plan. The 2006 Plan was terminated and replaced by the 2014 Plan. Equity-based awards outstanding under the 1999 and 2006 Plan remain in effect, but no new awards may be granted under those plans. A total of 6.3 million shares of our common stock have been reserved for issuance through the plans. Stock options and stock-settled stock appreciation rights (SARs) are generally granted with an exercise price equal to the market price of our common stock on the date of grant; the awards generally vest over four years of continuous service and have a contractual term of ten years. Grants of non-vested restricted stock awards to employees generally vest over four years of continuous service and grants to non-employee directors generally vest over one year. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans).

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average assumptions to estimate the grant date fair value of stock options and SARs, including those with market conditions, are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Volatility	43.0%	57.8%	67.5%
Expected term (in years)	5.5	6.2	6.3
Risk-free rate	1.65%	1.88%	1.52%
Dividend yield	0%	0%	0%

A summary of stock option and SAR activity as of and for the year ended December 31, 2015 follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, January 1, 2015	1,332	$8.93
Granted	688	8.35
Exercised	(56)	5.37
Forfeited or expired	(435)	9.31
Outstanding, at December 31, 2015	1,529	8.69
Exercisable at December 31, 2015	819	7.95

As of December 31, 2015, stock options and SARs are further summarized as follows (shares and dollars in thousands):

	Outstanding	Exercisable
Total shares	1,529	819
Aggregate intrinsic value	$670	$670
Weighted-average remaining contractual term (years)	6.6	4.5

As of December 31, 2015, a total of 352,500 stock options and SARs with market-based exercise conditions are outstanding, of which 93,750 are vested and exercisable subject to the market conditions.

The weighted average grant-date fair value of stock options and SARs granted during the years ended December 31, 2015, 2014 and 2013 was $3.04, $6.45 and $6.28, respectively.

Stock option and SAR exercise data is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Options and SARs exercised	56	270	433
Net shares issued	51	214	199
Total intrinsic value exercised	$195	$1,533	$2,552
Cash received	254	931	338
Recognized tax benefit	96	1,300	2,208

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Non-vested restricted stock award activity for the year ended December 31, 2015 is summarized as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2015	488	$11.19
Granted	439	8.75
Vested	(192)	10.51
Forfeited	(197)	10.78
Outstanding, as of December 31, 2015	538	9.59

The total fair value of non-vested restricted shares that vested during the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $1.1 million and $0.5 million, respectively.

As of December 31, 2015, 2.3 million shares remain available for grant under the 2014 Plan. Shares available from prior plans were transferred to the successor plan. No shares remain available under any prior plans. Total unrecognized compensation costs related to all non-vested equity-based compensation arrangements was $5.8 million as of December 31, 2015 and is expected to be recognized over a weighted-average period of 1.7 years.

NOTE P – OTHER (INCOME) EXPENSE, NET

Other (income) expense, net includes $0.1 million in interest on finance receivables for the year ended December 31, 2015. See Note F – Financing Receivables.

Other (income) expense, net includes $1.1 million for the year ended December 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million. See Note H – Prepaid Expenses and Other Assets.

In 2013, we completed the sale of a cost method investment in a privately-held business based in the United Kingdom. The carrying value of our investment was $0.3 million and we sold it for net proceeds of $0.6 million resulting in a gain of $0.3 million. See Note H – Prepaid Expenses and Other Assets.

NOTE Q – SIGNIFICANT CUSTOMER, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

We have a hardware customer who accounted for 14.3%, 14.4% and 11.1%, or $12.8 million, $13.5 million and $8.7 million, of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from this customer was $0.4 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.

We had four suppliers from which our purchases were 82% of our hardware cost of sales, and four suppliers from which our purchases were 70% of our service cost of sales for the year ended December 31, 2015. Our accounts payable to these suppliers totaled $4.2 million at December 31, 2015.

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

The Ryan Law Group is a related party. Mr. Andrew Ryan is a member of our Board of Directors and principal partner of The Ryan Law Group. During the years ended December 31, 2015, 2014 and 2013, The Ryan Law Group and another law firm in which Mr. Ryan was formerly a partner invoiced us for legal fees of $429,000, $290,000 and $224,000, respectively. Our accounts payable to these law firms was $7,000 and $41,000 at December 31, 2015 and 2014, respectively. In addition, a firm affiliated with a family member of our chairman of the board of directors and former chief executive officer has provided marketing services to us. Total fees invoiced were $58,000, $80,000 and $80,000 annually for each of the years ended December 31, 2015, 2014 and 2013.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE R – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan that covers all eligible employees of the Company and our subsidiaries. Employees are eligible for participation beginning on their first day of employment. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contributions are made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. For the years ended December 31, 2015, 2014, and 2013, we recorded expense of $0.4 million, $0.3 million, and $0.3 million, respectively.

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

The numerator in calculating both basic and diluted income per common share for each period is the same as net income. The denominator is based on the number of common shares as shown in the following table (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
(Loss) income from continuing operations	$(19,157)	$2,236	$1,965
Loss from discontinued operations	-	(492)	(1,380)
	$(19,157)	$1,744	$585
Common Shares:
Weighted average common shares outstanding	19,117	18,922	18,413
Dilutive effect of common stock equivalents	-	346	537
Total	19,117	19,268	18,950

Basic earnings per share:
(Loss) income from continuing operations	$(1.00)	$0.12	$0.11
Loss from discontinued operations	-	(0.03)	(0.08)
Net (loss) income	$(1.00)	$0.09	$0.03

Diluted earnings per share:
(Loss) income from continuing operations	$(1.00)	$0.12	$0.10
Loss from discontinued operations	-	(0.03)	(0.07)
Net (loss) income	$(1.00)	$0.09	$0.03

As of December 31, 2015, 2014 and 2013, 1.5 million, 0.8 million and 0.5 million, respectively of stock options, SARs and warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE T – SEGMENT INFORMATION

Revenue generated from customers based outside of the U.S. is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
U.S.	96%	94%	94%
Canada	3%	4%	4%
Others	1%	2%	2%
	100%	100%	100%

Substantially all revenue generated from outside the U.S. and Canada is invoiced and collected in U.S. dollars. As of December 31, 2015 and 2014, long-lived assets located outside of the U.S. were less than 1% of total assets.

Following our decision to exit non-core businesses and their subsequent reclassification to discontinued operations in 2013, we reevaluated our reportable operating segments. Based on the financial data reviewed by the chief operating decision maker, our chief executive officer, we have concluded that all of our continuing operations are and continue to be a single reportable segment. All resources and operations are consolidated into a single reporting segment. See Note C – Discontinued Operations.

NOTE U – SUBSEQUENT EVENTS

Debt Refinancing

On March 9, 2016, we and certain of our subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million . The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the SVB Loan Agreement and pay related transaction fees. We will record a charge of $0.3 million to other (income) expense, net for unamortized deferred financing costs in the first quarter of 2016 related to the SVB Loan Agreement. See Note M – Debt for more information regarding the SVB Loan Agreement.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $637,500 beginning September 1, 2017 with the balance due on the maturity date if not otherwise repaid earlier by way of voluntary prepayments or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is not prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At December 31, 2015, the applicable interest rate would have been 9.1%.

Our obligations under the Crystal Loan Agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum Adjusted EBITDA, minimum Consolidated Fixed Charge Coverage Ratio, maximum Consolidated Total Net Leverage, maximum subscriber Churn, and minimum Liquidity, all of which are defined in the Crystal Loan Agreement. We are also prohibited from incurring indebtedness, disposing of or permitting liens on our assets and making restricted payments, including cash dividends on shares of our common stock, except as expressly permitted under the Crystal Loan Agreement. The agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the agreement may be accelerated.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The future maturities under the Crystal Loan Agreement are summarized as follows (in thousands).

2017	$1,275
2018	2,550
2019	2,550
2020	10,625
$17,000

Operating Leases

As discussed in Note N –Leases, Commitments and Contingencies, we entered into a non-cancelable operating sublease on March 1, 2016 for office space at the Atlanta corporate headquarters. The lease expires in 2022 and has an escalation clause of 3% annually.

NOTE V – UNAUDITED SELECTED QUARTERLY DATA

The following tables summarize selected unaudited financial data for each quarter of the years ended December 31, 2015 and 2014 (in thousands except share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net revenues	$21,678	$25,653	$23,334	$18,785
Gross profit	10,106	11,140	7,286	9,909
Operating (loss) income	(834)	583	(5,819)	(2,513)
(Loss) income before income taxes	(1,006)	410	(5,976)	(2,683)
Income tax (benefit) expense	(386)	141	10,404	(257)
Net (loss) income	(620)	269	(16,380)	(2,426)

Basic (loss) earnings per share	$(0.03)	$0.01	$(0.86)	$(0.13)
Diluted (loss) earnings per share	(0.03)	0.01	(0.86)	(0.13)

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net revenues	$20,773	$22,578	$25,663	$24,855
Gross profit	9,840	10,722	11,287	11,415
Operating income (loss)	662	(252)	802	903
Income (loss) from continuing operations before income taxes	1,741	(444)	621	737
Income tax expense (benefit)	595	(670)	358	136
Income from continuing operations, net of income taxes	1,146	226	263	601
Loss from discontinued operations, net of income taxes	(56)	(436)	-	-
Net income (loss)	1,090	(210)	263	601

Basic earnings (loss) per share:
Income from continuing operations	$0.06	$0.01	$0.01	$0.03
Loss from discontinued operations	-	(0.02)	-	-
Net income (loss)	$0.06	$(0.01)	$0.01	$0.03

Diluted earnings (loss) per share
Income from continuing operations	$0.06	$0.01	$0.01	$0.03
Loss from discontinued operations	-	(0.02)	-	-
Net income (loss)	$0.06	$(0.01)	$0.01	$0.03

As described in Note B – Merger and Acquisitions, we completed a business combination 2014 affecting results of operations.

During the quarter ended September 30, 2015, we recorded noncash impairment charges of $1.3 million for other assets affecting gross profit and $1.3 million for goodwill and other intangible assets affecting operating (loss) income. During the quarter ended December 31, 2015, we recorded additional noncash impairment charges of $1.4 million for goodwill and other intangible assets affecting operating (loss) income. See Note H – Prepaid Expenses and Other Assets and Note J – Intangible Assets.

As described in Note K – Income Taxes, we recognized $9.9 million in deferred income tax expense to record a valuation allowance against certain deferred tax assets.

The sum of earnings per share for the four quarters may differ from the annual amounts due to the required method for calculating the weighted average shares for the respective periods.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Numerex Corp.

We have audited the accompanying consolidated balance sheets of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 14, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 4, 2016, the Audit Committee received notification from Grant Thornton LLP (“Grant Thornton”), the Company's current principal accountant, advising the Committee of Grant Thornton’s decision not to stand for re-appointment after completion of audit services for the Company's 2015 fiscal year. The decision to change the Company's registered public accounting firm has been approved by the Audit Committee.

During the fiscal years ended December 31, 2014 and December 31, 2015, and during the period from January 1, 2016 through March 14, 2016, the Company had no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to Grant Thornton’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Except for the material weaknesses described below under the caption Item 9A. Controls and Procedures, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

Grant Thornton’s reports on the Company's consolidated financial statements for the fiscal years ended December 31, 2014 and December 31, 2015, do not contain any adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015. Based on their evaluation, the CEO and CFO concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2015. In light of the material weaknesses noted in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data utilized in the Company’s goodwill and other intangible assets impairment calculation and in the calculation to capitalize internally developed software costs, prior to filing this Annual Report on Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2015, we did not maintain effective monitoring and oversight of controls as it relates to the source data, assumptions and projections utilized pertaining to the evaluation process for impairment of goodwill and other intangible assets. The monitoring and oversight controls as it relates to the impairment evaluation were not performed at a level of precision to identify the errors.

As of December 31, 2015, we did not maintain effective monitoring and oversight of controls over the completeness, existence, accuracy in our accounting for capitalized internally developed software costs. Specifically, there were errors as it relates to the hours incurred and rates applied pertaining to the capitalized internally developed software calculation and the related reconciliation of this account was not performed at a level of precision to identify the errors.

These errors resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2015.

The errors arising from the underlying deficiencies are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weakness

The Company is evaluating the material weaknesses identified and is developing a plan of remediation to strengthen our overall internal control over the evaluation process for impairment of goodwill and other intangible assets and over internal and external costs incurred related to the capitalization of internally developed software costs process. The remediation plans will include the following actions:

•	Evaluation Process for Impairment of Goodwill and Other Intangible Assets Material Weakness:
•	Enhance the formality of rigor of review is it relates to assumptions that are utilized pertaining to the goodwill impairment evaluation process , and
•	Perform more rigorous sensitivity analyses on financial projections and other inputs.

•	Capitalized Internally Developed Software Material Weakness:
•	Implement additional monitoring controls as it relates to internal costs that are incurred and capitalized, and
•	Implement additional monitoring controls verifying the hours and rates that are incorporated into the capitalized internally developed software calculation.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Numerex Corp.

We have audited the internal control over financial reporting of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to evaluating goodwill and intangible assets for impairment and capitalization of internally developed software have been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2015 annual report on Form 10-K. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 14, 2016, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weaknesses.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 14, 2016

Item 9B. Other Information.

Debt Refinancing

On March 9, 2016, we and certain of our subsidiaries entered into a new term loan agreement with Crystal Financial LLC, as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with approximately $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the SVB Loan Agreement and pay related transaction fees. See Note M – Debt for more information regarding the SVB Loan Agreement.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $637,500 beginning September 1, 2017, with the balance due on the maturity date if not otherwise repaid earlier by way of voluntary prepayments or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At December 31, 2015, the applicable interest rate would have been 9.1%.

Our obligations under the Crystal Loan Agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum Adjusted EBITDA, minimum Consolidated Fixed Charge Coverage Ratio, maximum Consolidated Total Net Leverage, maximum subscriber Churn and minimum Liquidity, all of which are defined in the Crystal Loan Agreement. We are also prohibited from incurring indebtedness, disposing of or permitting liens on our assets and making restricted payments, including cash dividends on shares of our common stock, except as expressly permitted under the Crystal Loan Agreement. The agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the agreement may be accelerated.

The foregoing description of the Crystal Loan Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which will be included as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2016.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

Incorporated by reference from our Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements. All financial statements of the Company as described in Item I of this report on Form 10-K. The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 42 of this report.

2.	Financial statement schedule included in Part IV of this Form:

Schedule II - Valuation and qualifying accounts

3.	The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1[1]	Amended and Restated Articles of Incorporation of the Company
3.2[1]	Bylaws of the Company
10. 1[2]	Registration Agreement between the Company and Dominion dated July 13, 1994
10. 2[3]	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 15, 1994, re: designation of director
10. 3[4]	2006 Long-Term Incentive Plan (2006 Plan)*
10. 4[5]	2014 Stock and Incentive Plan (2014 Plan)*

10.5[6]	Second Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as of May 5, 2014.
10. 6[7]	Form of Change in Control Agreement dated August 5, 2014*
10. 7[7]	Form of Stock Option Agreement under 2014 Equity and Incentive Plan*
10. 8[7]	Form of Restricted Stock Unit Grant Notice and Agreement*
10. 9[8]	Marc Zionts employment agreement*
10. 10[8]	First Amendment to Second Amended And Restated Loan And Security Agreement dated November 3, 2015
10. 11[8]	Stratton Nicolaides Employment Agreement dated November 4, 2015*
10. 12[8]	Louis Fienberg Separation Agreement and General Release dated November 5, 2015*
10. 13[8]	Shu Gan Offer Letter for Employment dated September 22, 2015*
10. 14[8]	Vin Costello Offer Letter for Employment dated September 22, 2015*
10.15	Sridhar Ramachandran Offer Letter for Employment dated November 20, 2015*
10.16	Kenneth Gayron Offer Letter for Employment dated November 24, 2015*
16.1[9]	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated February 9, 2016
21.1	Subsidiaries of Numerex Corp.
23.1	Consent of Grant Thornton, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Chief Executive Officer
32.2	Rule 13a-14(b) Certification of Chief Financial Officer
101	Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements Operations for the fiscal periods ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive (Loss) Income for the fiscal period ended December 31, 2015, and (v) the Notes to Consolidated Financial Statements.**

*	Indicates a management contract of any compensatory plan, contract or arrangement.
**	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
[1]	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 000-22920)
[2]	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 000-22920)
[3]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)
[4]	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 000-22920)
[5]	Incorporated by reference to Exhibit filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2014 (File No. 000-22920)

[6]	Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 000-22920)
[7]	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014 (File No. 000-22920)
[8]	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015 (File No. 000-22920)
[9]	Incorporated by reference to Exhibit 16.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 (File No. 000-22920)

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2015, 2014, 2013

(in thousands)

	Balance at	Additions
	beginning of	charged to			Balance at
Description	Period	expense	Deductions		end of Period
Year ended December 31, 2015:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	$652	$562	(596	)(a)	$618
Inventory
Reserve for obsolescence, continuing operations	1,397	1,343	(34)		2,706
Deferred tax assets
Valuation allowance, continuing operations	3,108	13,309	-		16,417
Year ended December 31, 2014:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	380	392	(120	)(a)	652
Allowance for uncollectible accounts, discontinued operations	600	-	(600	)(b)	-
Inventory
Reserve for obsolescence, continuing operations	1,110	544	(257)		1,397
Reserve for obsolescence, discontinued operations	30	-	(30)		-
Deferred tax assets
Valuation allowance, continuing operations	1,545	1,563	-		3,108
Valuation allowance, discontinued operations	462	-	(462)		-
Year ended December 31, 2013:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	344	444	(408	)(a)	380
Allowance for uncollectible accounts, discontinued operations	16	602	(18	)(b)	600
Inventory
Reserve for obsolescence, continuing operations	332	807	(29)		1,110
Reserve for obsolescence, discontinued operations	30	-	-		30
Deferred tax assets
Valuation allowance, continuing operations	1,650	-	(105)		1,545
Valuation allowance, discontinued operations	460	2	-		462

(a) Amounts written off as uncollectible, net of recoveries

(b) Amounts written off as uncollectible, net of recoveries and reclassification to discontinued operations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:	/s/ Marc Zionts
Marc Zionts, Chief Executive Officer
Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Chairman of the Board of Directors	March 14, 2016
Stratton J. Nicolaides
/s/ Marc Zionts	Director and Chief Executive Officer	March 14, 2016
Marc Zionts
/s/ E. James Constantine	Director	March 14, 2016
E. James Constantine
/s/ Tony G. Holcombe	Director	March 14, 2016
Tony G. Holcombe
/s/ Sherrie G. McAvoy	Director	March 14, 2016
Sherrie G. McAvoy
/s/ Jerry A. Rose	Director	March 14, 2016
Jerry A. Rose
/s/ Andrew J. Ryan	Director	March 14, 2016
Andrew J. Ryan
/s/ Kenneth L. Gayron	Chief Financial Officer, Principal	March 14, 2016
Kenneth L. Gayron	Financial and Accounting Officer

