Form 10-K/A
period 2015-12-31
NUMEREX CORP /PA/
filed 2016-04-27
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-22920

NUMEREX CORP.

(Name of Registrant as Specified in Its Charter)

Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3330 Cumberland Blvd, SE Suite 700, Atlanta, GA	30339
(Address of Principal Executive Offices)	(Zip Code)

(770) 693-5950

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Class A Common Stock, no par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

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

Large accelerated filer ☐    Accelerated filer ☑  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of the registrant’s outstanding Class A Common Stock held by non-affiliates of the registrant was $130.6 million based on a closing price of $8.54 on June 30, 2015, as quoted on the NASDAQ Global market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2016, was 19.4 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Numerex Corp’s (“Numerex”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016 (the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of providing the information required in Part III of Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

As used in the Amendment No. 1, “FY 2014,” “FY 2015” and “FY 2016” mean the Company’s fiscal year ended December 31, 2014, 2015 and 2016, respectively.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Executive Officers

A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 15, 2016.

Information About our Board of Directors (the “Board”)

Listed below are the Company’s eight directors. Each of the directors serves a one-year term expiring at the next annual meeting of shareholders.

Name	Age	Position	Director Since
E. James Constantine	69	Director	2008
Tony G. Holcombe	60	Director	2011
Sherrie G. McAvoy	56	Director	2013
Stratton J. Nicolaides	62	Chairman of the Board	1999
Jerry A. Rose	57	Director	2013
Andrew J. Ryan	57	Director	1996
Eric Singer	42	Director	2016
Marc Zionts	54	Director and Chief Executive Officer	2015

Set forth below is a brief description of the principal occupation and business experience of each of our nominees for director, as well as the summary of our views as to the qualifications of each nominee to serve on the Board and each board committee of which he or she is a member. Our views are formed not only by the current and prior employment and educational background of our directors, but also by the Board's experience in working with their fellow directors. All but two directors have served on the Board for at least three years, and certain directors have ten or more years of experience on our Board. Accordingly, the Board has had significant experience with the incumbent directors and has had the opportunity to assess the contributions that the directors have made to the board as well as their industry knowledge, judgment and leadership capabilities.

E. James Constantine has served as a director of the Company since October 2008. From 2006 through 2011, Mr. Constantine has served as CEO of HPE America LLC, a holding of Piero Ferrari involved in power train development for NASCAR and Formula 1 racing vehicles. The Company closed its operations in the U.S. in 2011 at which time Mr. Constantine retired. From February 2003 until July 2006, Mr. Constantine was the CEO of Delta Motors LLC and a private holding company, MY Ventures, LLC, which held entities engaged in development of embedded cellular transceivers, GPS and location-based services and technology, special purpose vehicles, and commercial real estate. He previously served on the Board of Governors of Claremont McKenna College's Kravis Leadership Institute, and was the commercial consultant to the City of Los Angeles for the creation of its electric vehicle initiative and development of the first parallel hybrid vehicle. Mr. Constantine’s tenure as CEO of a company in the auto industry and a wireless communications company provide valuable business, leadership and management experience, including expertise in creating value and product development for our customers in the auto and real estate sectors. Mr. Constantine's experience as a CEO also provides valuable insights as a member of the Nominating and Corporate Governance Committee and a member of the Audit Committee.

Tony G. Holcombe was appointed as a director in 2011. Currently, Mr. Holcombe is Vice Chairperson of the Board of Syniverse, where he served as that company’s President and CEO from 2006 to until his retirement in 2011. He has been a member of the Syniverse Board since 2003. He also serves on the Nominating and Governance Committee of Syniverse. During his time as President and CEO of Syniverse, Mr. Holcombe's many accomplishments included diversifying the business through several key acquisitions; defining a strategic vision that transformed Syniverse from a North American roaming and clearing house provider to a leading global provider of technology and business services to the mobile industry; and solidifying The Carlyle Group as the company's single investor in January 2011 for $2.6 billion. Before becoming Syniverse's President and CEO, Mr. Holcombe served as president of Emdeon Corp., formerly WebMD, and as president of Emdeon Business Services. Mr. Holcombe has more than 20 years of executive-level experience in the transaction processing and technology services industry. He was CEO of Valutec Card Solutions and served in various executive positions at Ceridian Corporation, including EVP of Ceridian Corporation, president of Ceridian Employer Employee Services and president of Comdata. Mr. Holcombe received his bachelor’s degree from Georgia State University, where he currently serves as an Advisor for the Robinson College of Business. Mr. Holcombe’s wide-ranging business experience provides valuable knowledge to our Audit Committee and as the Chairperson of the Compensation Committee.

Sherrie G. McAvoy was appointed to the board in 2013. She spent her 31 year career at Deloitte & Touche LLP, a global accounting, auditing and professional services firm. During her last five years with Deloitte, Ms. McAvoy served as the lead audit partner supervising audits of both public and private companies in a diverse group of industries including retail, leisure and technology services. She also held regional and national leadership positions in the retail and governance practices. Ms. McAvoy brings to our Board diversified business experience as well as deep expertise on accounting, auditing, internal controls, risk management, corporate compliance and ethics, and corporate governance. Ms. McAvoy received her Bachelor of Science degree from The Pennsylvania State University in 1980. She is a Certified Public Accountant and a member of The American Institute of Certified Public Accountants. Ms. McAvoy served as an advisor to The Institute for Excellence in Corporate Governance at The University of Texas at Dallas from its inception in 2002 through 2011. We believe that Ms. McAvoy's expertise garnered over 31 years with Deloitte brings a valuable perspective to our Board on accounting, financial and internal control matters. She is Chairperson of the Audit Committee and a member of the Nominating and Governance Committee and the Compensation Committee.

Stratton J. Nicolaides served as CEO of the Company from April 2000 to September 2015, and served as COO from April 1999 until March 2000, and as Chairman of the Board since December 1999. In 2007, Mr. Nicolaides began serving as a director of the Taylor Hooton Foundation, a non-profit organization formed to fight steroid abuse by America's youth. With his years of experience in the wireless communication industry, including more than fifteen years of senior management experience at Numerex , we believe that Mr. Nicolaides' deep industry knowledge and expertise in operations, product development, competitive intelligence and corporate strategy provides the Board with significant insight across a broad range of issues critical to our business.

Jerry A. Rose was appointed to the board in 2013 and brings a successful track record of leading and driving growth in key businesses such as General Electric (GE) and United Technologies Corporation (UTC). He was a Vice President of Product Management of GE Security, Inc. since June 2007 until 2010 and was instrumental in the sale of GE Security to UTC. In 2010, Mr. Rose joined UTC as Vice President of Global Product Management. Mr. Rose held several global leadership positions during his 26 years at GE including Executive Officer roles in GE's Appliances, Lighting and Security businesses. We believe his product development and management knowledge and his leadership in global strategy and integration is a valuable addition to the Board. Mr. Rose currently serves as Chair of the Nominating and Governance Committee and as a member of the Compensation Committee.

Andrew J. Ryan has served as a director of the Company since May 1996. Mr. Ryan currently practices law with The Ryan Law Group (TRLG) a law firm he founded in May 2014. Prior to TRLG, he practiced law with the firm of Salisbury & Ryan since August 1994. Mr. Ryan serves as the Board designee of Gwynedd Resources, Ltd. in accordance with its contractual right to designate a member of the Board. Mr. Ryan's wide-ranging legal practice and breadth of experience gained with his more than 20 years of experience with the Company has been of particular value in assisting the Board with evaluating business and strategic issues. Mr. Ryan provides the Board with significant operational insights regarding strategies and corporate governance issues.

Eric Singer was appointed as Director and a member of the Audit and Nominating and Governance Committee in March of 2016. Mr. Singer serves as the designee of VIEX Capital Advisors, LLC pursuant to the agreement described below. Mr. Singer has served as the managing member of each of VIEX GP, LLC, the general partner of VIEX Opportunities Fund, LP, and various VIEX Opportunities Funds, as well as certain other investment funds since May 2014. Mr. Singer served as co-managing member of Potomac Capital Management III, LLC from March 2012 until September 2014, and General Partner of several of its related entities from May 2009 until September 2014. From July 2007 to April 2009, Mr. Singer was a senior investment analyst at Riley Investment Management. He has served on the board of directors of TigerLogic Corporation since January 2015 and IEC Electronics Corp., since February 2015. Singer previously served as a director at Meru Networks, Inc. from January 2014 until January 2015, PLX Technology, Inc. from December 2013 until its sale in August 2014, Sigma Designs, Inc. from August 2012 until December 2013, including as its Chairman of the Board from January 2013 until December 2013, and Zilog Corporation from August 2008 until its sale in February 2010. Mr. Singer holds a B.A. from Brandeis University. Mr. Singer brings to the Board experience as a director at other public companies and significant financial and investment experience, including capital allocation and transactional experience.

Marc Zionts was appointed Chief Executive Officer of Numerex Corp. in September of 2015. Mr. Zionts, a telecom executive and entrepreneur over three decades, focuses on developing emerging technologies and services companies in high growth markets. Mr. Zionts has previously led 6 companies since 1987, resulting in 5 trade sales and 1 IPO. Most recently, Mr. Zionts was the President and CEO of Aicent, sold to Syniverse. Prior to starting his first company in 1987, Mr. Zionts worked for GTE (now Verizon). Mr. Zionts earned his Bachelor’s degree and Master’s degree in Management from the Georgia Institute of Technology and remains active at Georgia Tech as an Alumni Mentor. Mr. Zionts is also an Independent Board Director for Pivot 3, based in Austin, TX, TEOCO, a TA Associates portfolio company, based in Fairfax, VA, and Friends of the Earth, a Washington, D.C. based environmental group. Mr. Zionts provides insight to the Board regarding day-to-day operations, customer information, competitive intelligence, general trends in our industry as well as financial results.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Right to Designate Director and Board Composition

On March 30, 2016, the Company entered into an agreement with Vertex Opportunities Fund, LP – Series One, Vertex Special Opportunities Fund II, LP, Vertex Special Opportunities Fund III, LP, Vertex GP, LLC, Vertex Special Opportunities GP II, LLC, Vertex Special Opportunities GP III, LLC, Vertex Capital Advisors, LLC, and Eric Singer (collectively, “VIEX”) under which the Company agreed:

(a)	to increase the number of members of the Board to eight and for a period until the date that is ten business days prior to the deadline for the submission of shareholder nominations of individuals for election to the Board at the 2017 Annual Meeting (the “Standstill Period”) and not to recommend or take action to increase the size of the Board to more than eight directors;
(b)	to appoint Eric Singer to fill the vacancy created thereby and elect Mr. Singer to the Audit Committee and the Nominating and Corporate Governance Committee;
(c)	to nominate Brian Igoe, Eric Singer, Stratton Nicolaides, Marc Zionts, Tony Holcombe, Sherrie G McAvoy, Jerry A, Rose, and Andrew Ryan (the “2016 Nominees”) for election to the Board at the 2016 Annual Meeting; and
(d)	if Eric Singer, Brian Igoe, or any replacement director for Eric Singer or Brian Igoe is unable to serve as a director during the Standstill Period then VIEX will be given the right to recommend a substitute person to the Board, provided that VIEX, at the time such individual is unable to serve as a director, beneficially owns in the aggregate at least 5% of the Company’s then outstanding Class A Common Stock (Common Stock), such substitute person is independent pursuant to the SEC and NASDAQ listing standards, and such substitute person is not an Affiliate or Associate of VIEX.

The Company previously entered into an agreement providing Gwynedd Resources Ltd. (Gwynedd) the right to designate one director to the Board. Additionally, if the Board consists of more than seven directors, Gwynedd, at its option, may designate one additional director. Any designee’s appointment will be subject to the exercise by the Board of its fiduciary duties and the approval of the Company’s shareholders upon the expiration of any appointed term at the next annual meeting of shareholders. Gwynedd waived its right to appoint an additional director during the Standstill Period. Gwynedd’s right to designate a director will cease at such time as Gwynedd’s equity interest in the Company drops below 10% of the outstanding shares of Common Stock. Mr. Ryan currently serves as Gwynedd’s sole designee on the Board. In connection with the Company’s agreement with VIEX, Gwynedd agreed to vote all its shares of Common Stock in favor of the election of the 2016 Nominees.

Section 16(a) Beneficial Ownership Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and persons who are the beneficial owners of more than 10% of the outstanding Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Based solely on a review of the copies of reports furnish to, or filed by, us and written representations that no other reports were required, we believe that during FY 2015, the Company’s officers and directors complied with all applicable Section 16(a) filing requirements, except as follows:

There was one late Form 4 filing in FY 2015 as follows: July 29, 2015 for Jeffrey Smith for grants of share-based compensation.

Stock Ownership and Holding Requirements

In March 2015, we instituted a named executive officer stock ownership policy to more closely align the interests of our Named Executive Officers (NEOs) with those of our stockholders. The stock ownership policy requires the CEO to own stock worth at least 3.0 times his base salary and all other NEOs to own stock worth at least 1.0 times their base salary. NEOs have five years from the date of adoption of the policy to meet their respective stock ownership guideline.

Compensation Claw Back Policy

In March 2015, we adopted a compensation “claw back” policy applying to NEOs. In the event of a material restatement of the Company’s financial results, the Board of Directors, after considering the facts and circumstances of the restatement, may take action against the NEO including recoupment of all or part of any compensation paid to the NEO that was based up on the achievement of the financial results that were subsequently restated.

Board Committees

The Board has a standing Audit Committee (the “Audit Committee”), Compensation Committee (the “Compensation Committee”), and Nominating and Corporate Governance Committee (the “Nominating Committee”). The Board has determined that all committee chairs and committee members are independent under the applicable NASDAQ and SEC rules. The members of each of the Company’s committees during FY 2015 are identified in the table below. Mr. Singer was appointed as a member of the Nominating and Audit committees in connection with the Company’s agreement with VIEX on March 30, 2016.

Name	Audit Committee	Compensation Committee	Nominating Committee
E. James Constantine	*		*
Tony G. Holcombe	*	Chairperson
Sherrie G. McAvoy	Chairperson	*	*
Stratton J. Nicolaides
Jerry A. Rose		*	Chairperson
Andrew J. Ryan
Eric Singer	*		*

Audit Committee

The Board determined that Sherrie McAvoy, Chairperson of the Audit Committee during FY 2015, is an “audit committee financial expert” as defined by the SEC. The principal functions of the Audit Committee are to: (a) assist in the oversight of the integrity of the Company’s financial statements, the Company’s internal controls related to compliance with legal and regulatory requirements, the qualifications and independence, as well as the performance, of the Company’s independent accountants; (b) approve the selection, appointment, retention and/or termination of the Company’s independent accountants, as well as approving the compensation thereof; and (c) approve all audit and permissible non-audit services provided to the Company and certain other persons by such independent accountants.  The Audit Committee Charter is available on the Company’s website at http://www.numerex.com/about/corporate-governance.

Compensation Committee

The Compensation Committee is responsible primarily for reviewing the compensation arrangements for the Company's executive officers, including the CEO, and for formulating the Company's equity compensation plans. The Compensation Committee Charter is available on the Company’s website at http://investor.numerex.com/corporate-governance.cfm. All of the members of the Compensation Committee have been determined by the Board to be independent under applicable NASDAQ and SEC rules.

Nominating and Corporate Governance Committee

The Nominating Committee assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board's effectiveness and helps develop and implement the Company's Corporate Governance Guidelines. The Nominating Committee reviews the performance of the Board, its committees and individual members of the Board. The Nominating Committee also considers nominees for election as directors proposed by shareholders. The Nominating Committee Charter specifies that the composition of the Board should reflect experience in the following areas: finance, compensation, sales and marketing, technology and production. The Nominating Committee Charter is available on the Company’s website at http://investor.numerex.com/corporate-governance.cfm.

Code of Ethics

The Company has a Code of Ethics and Business Conduct (the “Code”) that applies to the Company’s directors, officers, and employees, including the Company’s NEOs. The Code is available on the Company’s website at. http://investor.numerex.com/corporate-governance.cfm. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and NASDAQ rules.

Director Independence

The Board has determined that all Board members, excluding Mssrs. Nicolaides, Zionts, and Ryan, are independent under applicable NASDAQ and SEC rules. Furthermore, the Board has determined that each member of each of the committees of the Board is independent within the meaning of NASDAQ’s and the SEC’s director independence standards. In making this determination, the Board solicited information from each of the Company’s directors regarding several factors, including whether such director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving the Company, was involved in a debt relationship with the Company or received personal benefits outside the scope of such person’s normal compensation. The Board considered the responses of the Company’s directors, and independently considered all other material information relevant to each such director in determining such director’s independence under applicable SEC and NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the objectives, strategy and features of our executive compensation program, and it describes how the compensation of our executive management aligns with our corporate objectives and shareholder interests. Although our executive compensation program is generally applicable to all our senior executives, this discussion and analysis focuses primarily on the program as applied to our “Named Executive Officers” (“NEOs”): the CEO, the CFO and the other officers included in the “Summary Compensation Table”.

EXECUTIVE SUMMARY

The Company requires a highly skilled, motivated and experienced executive team to lead its efforts to develop and sell complex end-to-end IoT solutions that help customers monitor processes, equipment, condition or location. We must make investments that might not pay off for several years, while managing costs and staying ahead of a market that changes rapidly due to advances in technology and competitive conditions.

While our business offers great opportunities, as the uses of our products and services are broad-ranging, there is potential for over-investment in initiatives that do not find a market. Consequently, our FY 2015 growth strategy maintained a balance of revenue and earnings targets.

During FY 2015, Numerex transitioned to a new leadership team and began the process of revisiting its growth strategy. While that process was completed in FY 2015, with one exception, the new leadership team was hired under the same compensation strategy and financial targets set earlier in FY 2015. Annual cash bonuses were based on achieving revenue and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the effect of equity-based compensation and non-operational items) goals set by the Compensation Committee at the beginning of FY 2015. The one exception is that the new Chief Revenue Officer had a bonus target based purely on revenue targets for the entire company for the period subsequent to his hire.

No formal compensation benchmarking was used to determine pay for the new leadership team. Instead, the compensation committee of the Board (“Compensation Committee”) negotiated the employment terms with the new CEO and assessed competitiveness by considering the compensation package of the former CEO and relying on the business experience of Compensation Committee members. Similarly, the new CEO negotiated the employment terms with each new member of his team assessing competitiveness using his business experience, the pay of similarly situated prior executives at Numerex with advice and approval from the Compensation Committee.

During FY 2015, our results fell short of our bonus targets and, consequently, with the exception of the Chief Revenue Officer, neither any prior NEO nor any newly hired NEO earned an incentive cash award under our 2015 non-equity incentive plan. Our Chief Revenue Officer received a fourth quarter bonus assessed at 75% of target (prorated for his hire date).

THE ROLE OF THE COMPENSATION COMMITTEE

The three-member Compensation Committee oversees the Company’s executive compensation program. All of the members of the Compensation Committee have been determined by the Board to be independent under applicable NASDAQ and SEC rules.

The Compensation Committee’s responsibilities include:

•	Establishing the overall level of targeted compensation for each NEO and how targeted compensation should be allocated among the three principal elements of compensation:
–	Base Salary;
–	Non-equity incentive plan awards – commonly referred to as cash bonuses; and
–	Equity awards.
•	Setting the performance levels that must be achieved for NEOs to receive or exceed their targeted bonuses.
•	Approving base pay adjustments for the NEOs after reviewing, among a number of factors, performance, business results and competitive benchmarks.
•	Approving non-equity incentive awards after reviewing the NEO’s performance and business results against established performance benchmarks.
•	Approving equity compensation grants to NEOs after reviewing, among a number of factors, performance, business results, prior equity grants, and competitive benchmarks.
•	Reviewing and recommending to the full board appropriate levels of board compensation.

The Company’s CEO participates in the Compensation Committee’s meetings and provides input into compensation decisions at the Compensation Committee’s request. In particular, the Company’s CEO participates by making recommendations on NEO compensation and input on objectives (other than for himself). The CEO’s compensation is determined solely by the Compensation Committee.

The Use of Compensation Consultants

In FY 2015, the committee engaged Deloitte Consulting, LLP as its compensation consultant. During FY 2015, Deloitte provided the Compensation Committee with ad hoc advice on pay issues, equity targets for new hires and in reviewing the new CEO’s employment agreement. The Committee is solely and directly responsible for the appointment, compensation and oversight of the consultant. The Committee considers a number of factors that could affect Deloitte’s independence including that the consultant provides no other services for Numerex other than its engagement by the Committee. Based on this review, the Committee has determined the consultant’s work for the Committee to be free from conflicts of interest.

The compensation consultant met as needed with the Compensation Committee and has direct access to the Compensation Committee chair during and between meetings.

The Use of Compensation Survey Data and Peer Companies

During FY 2015, the Compensation Committee did not conduct any formal competitive pay benchmarking. Instead the competitiveness of the pay offered to the newly hired leadership team was based on negotiations, reference to general compensation trends, the pay of prior similarly situated executives at Numerex, and the broad business experience of members of the Compensation Committee.

COMPENSATION OBJECTIVES AND INDIVIDUAL ELEMENTS

The Committee does not use any particular formula to determine specific allocations among the key elements of NEO compensation: base, annual cash bonus and equity. Instead, the Committee looks to ensure that NEO compensation effectively drives a mix of short- and long-term performance and is aligned with shareholders’ long-term interests.

The following describes the general purpose of each element of compensation and how the Committee made FY 2015 pay decisions around each element.

Elements of Compensation

Base Salaries

We strive to provide competitive base salaries that allow us to attract and retain a high performing leadership team at a reasonable level of fixed costs. Base pay levels generally are set with reference to what the Compensation Committee determines to be market competitive but recognizes that exceptions can exist to reflect a variety of factors such as skills and experience, individual performance track record, the difficulty of replacement and affordability. Base salaries are reviewed annually and at other times if an executive officer’s responsibilities have materially changed or other special circumstances warrant a review.

Non-Equity Incentive Based Awards

The annual “non-equity incentive based awards,” or cash bonuses, are designed to maintain NEO focus and motivation around annual activities deemed critical to growing shareholder value. In FY 2015, we continued our focus on a balance of growing both revenue and earnings and our bonus plan was structured to support that.

With the exception of our Chief Revenue Officer, the incentive awards pay out at targeted levels if revenue and Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, excluding the effect of equity-based compensation and non-operational items) achieve the challenging growth goals budgeted for the fiscal year. Goals are based on company-wide results to encourage alignment among the business units. The Committee determined the revenue and Adjusted EBITDA budgets prior to the beginning of the fiscal year. Our Committee derives compensation targets from the same process by which we develop our internal annual budget for the current fiscal year and projections for future fiscal years. The Committee sets targets that it believes will be challenging for the NEOs to achieve and will require significant growth and progress by the Company in furtherance of its business objectives. The Chief Revenue Officer’s targets were based solely on achievement of company-wide revenue goals determined for the period subsequent to his hire.

The targeted bonus is payable only if both revenue and Adjusted EBITDA reach at least the budgeted goal. An additional bonus, up to a maximum, is payable, prorated on a straight line basis, if the results are between the budget and the “stretch” target. The FY 2015 targets were $121.4 million for revenue and $19.7 million for Adjusted EBITDA (prior to bonus payments). Our targets were not met in either of these areas and no bonuses were paid relative to these metrics. The all-company revenue goal for the Chief Revenue Officer was established at $19.9 million for the fourth quarter and Numerex’s total revenue was 94.5% of the goal resulting in a bonus payout of 75% of the CRO’s target.

The Compensation Committee decided to keep the FY 2014 bonus targets in place for the prior NEOs during FY 2015. The newly hired NEOs, with the exception of the Chief Revenue Officer as noted above, had the same bonus targets as the similarly situated prior NEOs.

	Non-Equity Plan Incentive Compensation payable for FY 2015 as a % of Base Pay
	If Corporate Results Achieve Threshold		If Corporate Results Achieve Budget		Maximum payable if Corporate Results Exceeds Budget up to Stretch Targets (1)
Position	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
CEO	30.0%	20.0%	45.0%	30.0%	67.5%	45.0%
CFO	16.0%	10.7%	24.0%	16.0%	36.0%	24.0%
CRO(2)	25%	Not Applicable	100%	Not Applicable	200%	Not Applicable
CMO	16.0%	10.7%	24.0%	16.0%	36.0%	24.0%
CTO	16.0%	10.7%	24.0%	16.0%	36.0%	24.0%
EVP	16.0%	10.7%	24.0%	16.0%	36.0%	24.0%

(1)	The bonus is prorated for revenue or Adjusted EBITDA results between Budget and Stretch Target
(2)	The Chief Revenue Officer’s non-equity plan incentive compensation is based solely on corporate-wide revenue during the 4th quarter period subsequent to his hire.

Equity Awards

We use equity compensation as a long-term incentive to enhance the alignment of NEO compensation with shareholder returns and as a retention tool focused on top executives that have the most direct line of sight to results.

In FY 2014, the Company established a range of annual target equity grants based on those recommended as competitive by our Independent Compensation Consultant. These targets remain unchanged for FY 2015 as follows:

Position	The Value of Annual Equity Grants as a % of Base Pay (1)
CEO	80% - 120%
CFO	40% - 60%
CRO	40% - 60%
CMO	40% - 60%
CTO	40% - 60%
EVP	40% - 60%

(1)	The value of stock options is based on the Black-Scholes option pricing model value at the time of grant and the value of RSUs is based on the product of the number of shares and the prevailing stock price at the time of grant.

The primary form of equity compensation awarded by the Committee is nonqualified stock options and restricted share units (RSUs) with the granted value split between the two. While the Committee references the competitive annual target range, the number of stock options and RSUs awarded also reflects the Committee’s qualitative assessment of a variety of factors including the Company’s overall financial performance, individual contributions towards that performance, prior grants and holdings, and individual contributions to particular strategic initiatives or special projects.

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

During FY 2015, the Company implemented an Incentive Share Purchase Incentive Program in which all employees, including NEOs, are eligible to participate. The Plan allows employees to elect to “purchase” Numerex shares through an irrevocable annual payroll reduction. Shares are granted at January 1, 2016 and have a value of 150% of the annual payroll reduction. The entire share grant, including the additional 50%, vests at 50% per year over two years. Vesting is prorated upon involuntary termination of employment.

COMPENSATION DECISIONS FOR FY 2015

Pay for the newly hired CEO was negotiated by the Compensation Committee. For the other newly hired NEOs, pay was negotiated between the CEO and the NEOs with Compensation Committee approval. There were no base pay adjustments or bonuses paid to any former NEO. Former NEOs received an equity grant at the target level during FY 2015.

As noted above, the Chief Revenue Officer received a bonus in FY 2015 based on his performance against revenue targets for the period subsequent to his hire in the 4th quarter.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to compensation for the fiscal years ended December 31, 2015, 2014 and 2013 earned by or paid to the Company’s named executive officers, as determined in accordance with applicable SEC rules.

Name and Title	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)(4)
Marc Zionts, CEO (5)	2015	133,333	—		1,266,674		66,514	—	310,132	1,776,653

Stratton J. Nicolaides	2015	400,000	—		147,384		122,108	—	18,578	688,070
Former CEO (5)	2014	400,000	—		208,050		243,722	—	15,490	867,262
	2013	350,000	—		—		—	—	13,611	363,611

Richard A. Flynt	2015	300,000	—		55,476		45,619	—	19,753	420,848
CFO	2014	300,000	—		214,620		91,249	—	18,367	624,236
	2013	175,000	28,800		—		693,400	—	7,261	904,461

Vincent Costello, CRO (5)	2015	61,522	60,000	(6)	186,990		189,168	45,396	1,755	544,831

Shu Gan, CMO (5)	2015	60,737	—		170,730		172,278	—	2,380	406,125

Jeffrey Smith, PhD	2015	275,000	—		55,476		45,619	—	14,862	390,957
Former Chief Innovation	2014	300,000	—		1,095,000		—	—	15,033	1,410,033
and Technology Officer (5)	2013	300,000	28,800		62,750		712,400	—	16,335	1,120,285

Louis Fienberg	2015	208,333	—		192,131	(7)	38,073	—	261,585	700,122
Former EVP,	2014	250,000	48,388		209,145		75,972	—	13,104	596,609
Corporate Development (5)	2013	230,000	58,208		62,750		142,480	—	13,490	506,928

(1)	The dollar value of stock awards shown represents the grant date fair value calculated on the basis of the fair market value of the underlying shares of our Common Stock on the respective grant dates in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Certification (ASC) Topic 718 without any adjustment for estimated forfeitures. The actual value that an executive will realize on each stock award will depend on the price per share of our Common Stock at the time shares underlying the stock award are sold. There can be no assurance that the actual value realized by an executive will be at or near the grant date fair value of the stock awarded.
(2)	The amount in this column reflects the aggregate grant date fair value of the award in accordance with FASB ASC Topic 718. The dollar value of the stock options, including stock-settled stock appreciation rights (SARs) shown, represents the estimated grant date fair value pursuant to the Black-Scholes option pricing model, with no adjustment for estimated forfeitures. The actual value, if any, which an executive may realize on each stock option will depend on the excess of the stock price over the exercise/base price on the date the stock option is exercised and the shares underlying such stock option are sold. There is no assurance that the actual value realized by an executive will be at or near the value estimated by the Black-Scholes model.
(3)	Amounts include:
•	Contributions by the Company to the individual’s health, dental, and life/disability insurance premiums and health savings accounts. All of these benefits are also available to all of the Company’s full-time employees.
•	Company contributions to its qualified defined contribution plan available to all of the Company’s full time employees. This is a 401(k) Plan matching contribution up to a maximum of 50% of 6% of the individual’s salary in the following amounts: Mr. Zionts ($2,000), Mr. Gan ($625), Mr. Nicolaides ($11,000), Mr. Flynt ($9,000), Mr. Fienberg ($6,593) and Dr. Smith ($7,250).
•	Relocation payments to Mr. Zionts in the amount of $162,459 and a tax-gross up in the amount of $143,017.
•	A severance benefit of $250,000 to Mr. Fienberg.
(4)	Totals do not reflect the compensation actually paid but includes, as required by SEC rules, the fair value of equity-based compensations awarded in the applicable fiscal year; see notes (1) and (2) above.
(5)	Mr. Zionts was hired as the CEO on 9/1/2015; Mr. Nicolaides transitioned from the CEO role on 9/1/2015; Mr. Costello was hired as the Chief Revenue Officer on 10/12/2015; Mr. Gan was hired as the Chief Marketing Officer on 10/5/2015; Dr. Smith separated from Numerex on 11/30/2015; Mr. Fienberg separated from Numerex on 10/31/2015.
(6)	Signing bonus upon hire
(7)	Amount includes $145,763 due to accelerated vesting of stock awards upon Mr. Fienberg’s separation of employment.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes, except as noted, all plan based awards that the Company’s NEOs were eligible to receive for FY 2015 performance. With the exception of Mr. Costello, none of the Company’s NEO received an award payout under the Non-Equity Incentive Plan

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			All Other Stock Awards: Number of Shares or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold	Target(1)	Maximum
Marc Zionts(2)	9/1/2015	66,667	100,000	150,000	139,964	17,813	9.05	1,333,188
Stratton Nicolaides	7/29/2015	200,000	300,000	450,000	17,800	35,600	8.28	269,492
Rick Flynt	7/29/2015	80,000	120,000	180,000	6,700	13,300	8.28	101,095
Vincent Costello(2)	10/28/2015	15,132	60,528	121,056	23,000	56,000	8.13	376,158
Shu Gan(2)	10/28/2015	16,144	24,095	36,142	21,000	51,000	8.13	343,008
Jeffrey Smith(3)	5/16/2014	-	-	-	6,700	13,300	8.28	101,095
Louis Fienberg(3)	7/29/2015	-	-	-	5,600	11,100	8.28	84,441

(1)	With the exception of Mr. Costello, amounts shown are payable in the event that both revenue and Adjusted EBIDTA targets were met. Mr. Costello’s target was based solely on fourth quarter revenue. See the discussion on Non-Equity Incentive Compensation under the Compensation Discussion & Analysis.
(2)	Non-Equity Compensation Targets shown for the partial year subsequent to hire for Messrs. Zionts, Gan and Costello.
(3)	Mr. Fienberg and Dr. Smith separated from Numerex prior to the end of 2015 and were not eligible for a Non-Equity Compensation Award.

STOCK OPTION EXERCISES AND STOCK VESTED

The following table shows the number of shares acquired upon exercise of stock options and vesting of performance shares for each of our named executive officers during FY 2015.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise($)	Number of Shares Acquired on Vesting		Value Realized on Vesting ($)
Marc Zionts	-	-	-		-
Stratton Nicolaides	25,000	80,500	4,750		47,750
Rick Flynt	—	—	4,900		44,100
Vincent Costello	-	-	-		-
Shu Gan	-	-	-		-
Jeff Smith	—	—	26,250		239,200
Louis Fienberg	5,000	22,100	28,450	(1)	202,938

(1)	Vesting of 22,425 shares was accelerated as part of Mr. Fienberg’s severance agreement with Numerex.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the outstanding equity awards at December 31, 2015 for each of the named executive officers.

Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	No. of Shares or Units of Stock that have not vested(2)	Market Value of Shares or Units of Stock that have not vested ($)
Marc Zionts	—	17,813	9.05	9/1/2025	139,964	898,569
Stratton	50,000	—	9.46	10/25/2016	32,050	205,761
Nicolaides J.	55,932	—	4.51	5/21/2020	—	—
	10,350	31,050	10.95	5/16/2024	—	—
	—	35,600	8.28	7/29/2025	—	—
Richard A. Flynt	50,000	50,000	10.97	6/11/2023	21,400	137,388
	3,875	11,626	10.95	5/16/2024	—	—
	—	13,300	8.28	7/29/2025	—	—
Vincent Costello	—	56,000	8.13	10/28/2025	23,000	147,660
Shu Gan	—	51,000	8.13	10/28/2025	21,000	134,820
Jeffrey Smith (3)	75,000	—	3.49	2/29/2016	—	—
	25,000	—	4.35	2/29/2016	—	—
	42,373	—	4.51	2/29/2016	—	—
	50,000	—	11.16	2/29/2016	—	—
Louis Fienberg	15,000	—	9.46	7/29/2016	—	—
Executive (4)	15,000	—	9.34	7/29/2016	—	—
	17,500	—	5.50	7/29/2016	—	—
	17,500	—	4.35	7/29/2016	—	—
	33,898	—	4.51	7/29/2016	—	—
	10,000	—	6.03	7/29/2016	—	—
	10,000	—	11.16	7/29/2016	—	—
	3,225	—	10.95	7/29/2016	—	—

(1)	Except as in noted below, all stock options granted by the Company vest at the rate of 25% per year over four years from the date of grant and expire ten years from the grant date. The following stock options having an exercise price of $4.51 per share cliff vested 100% four years from the date of grant: (i) Mr. Stratton for 55,932 shares, (ii) Mr. Fienberg for 33,898 shares and (iii) Dr. Smith for 42,373 shares. The following stock options include multiple market exercise conditions the stock price must exceed to be exercisable: (i) Mr. Nicolaides for 50,000 shares with an exercise price of $9.46 per share, (ii) Mr. Flynt for 100,000 shares with an exercise price of $10.97 per share, (iii) Mr. Fienberg for 17,500 shares with an exercise price of $5.50 per share, 17,500 shares with an exercise price of $4.35 per share, 10,000 shares with an exercise price of $6.03 per share, and 10,000 shares with an exercise price of $11.16 per share, and (iv) Dr. Smith for 75,000 shares with an exercise price of $3.49 per share, 25.000 shares with an exercise price of $4.35 per share and 50,000 shares with an exercise price of $11.16 per share.
(2)	Except for 132,597 shares for Mr. Zionts, restricted stock vests at the rate 25% per year over four years. The 132,597 shares for Mr. Zionts cliff vests 100% four years from the date of grant.

(3)	Dr. Smith may exercise his vested stock options for three months following the termination of his employment.
(4)	Pursuant to Mr. Fienberg’s severance agreement, the right to exercise previously vested stock options was extended through July 29, 2016.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment of all of our named executive officers is at will. However, they are entitled to certain severance benefits upon their termination of employment under certain defined circumstances, as described further below.  There are no payments made to the named executive officers upon voluntary retirement, voluntary resignation or upon death or disability.

The Company’s named executive officers have taken professional risks in leaving prior employers or, in the case of former NEOs, made major contributions towards building the Company into the enterprise that it is today. The Company believes that it is important to protect them in the event of an involuntary termination. Further, it is the Company’s belief that the interests of its shareholders will be best served if the interests of the Company’s senior management team are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that are in the best interests of the Company’s shareholders.

Accordingly, the Company has entered into agreements with the NEOs that provide the following benefits:

Marc Zionts	• One year of base pay in the event of a termination without cause or resignation for good reason; after one year of employment, an additional payment equal to target bonus.

Stratton Nicolaides	• One year of base pay in the event of a termination without cause or resignation for good reason within one year following a change-in-control.

Rick Flynt	• One year of base pay in the event of a termination without cause or resignation for good reason within one year following a change-in-control.

Vincent Costello	• 6 months of base pay in the event of a termination without cause or resignation for good reason.

Shu Gan	• 6 months of base pay in the event of a termination without cause or resignation for good reason.

Jeff Smith	• One year of base pay in the event of a termination without cause or resignation for good reason within one year following a change-in-control.

Louis Fienberg	• One year of base pay in the event of a termination without cause or resignation for good reason within one year following a change-in-control.

In all cases, all unvested equity grants are vested upon a change-in-control.

Pursuant to those agreements, “termination without cause” is deemed to be a “separation from service” as defined under Section 409A of the Internal Revenue Code of 1986 (“the Code”). The concept of “resignation for good reason” encompasses termination of employment following a diminution in title, responsibility, or salary level as well as required relocation outside of 50 miles from the Company’s current headquarters location.

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

The table below reflects the amount of compensation payable to each of the Company’s named executive officers in the event of a termination as defined above. For illustrative purposes, the tables assume that such termination was effective as of December 31, 2015. The stock price used was the closing price of the Company’s Common Stock on December 31, 2015, or $6.42 per share.

		Payout ($)
Marc Zionts	Cash Severance Payment	400,000
	Fair Value of Options/Shares that Vest on a Change-in-Control	958,198
	Total:	1,358,198
Stratton Nicolaides	Cash Severance Payment	400,000
	Fair Value of Options/Shares that Vest on a Change-in-Control	205,761
	Total:	605,761
Rick Flynt	Cash Severance Payment	300,000
	Fair Value of Options/Shares that Vest on a Change-in-Control	182,109
	Total:	482,109
Vin Costello	Cash Severance Payment	137,500
	Fair Value of Options/Shares that Vest on a Change-in-Control	229,650
	Total:	367,150
Shu Gan	Cash Severance Payment	125,000
	Fair Value of Options/Shares that Vest on a Change-in-Control	157,181
	Total:	282,181
Jeffrey Smith(1)	Cash Severance Payment	NA
	Fair Value of Options/Shares that Vest on a Change-in-Control	NA
	Total:	NA
Louis Fienberg(1)	Cash Severance Payment	NA
	Fair Value of Options/Shares that Vest on a Change-in-Control	NA
	Total:	NA

(1)	Not employed as of 12/31/2015

Compensation of Directors – FY 2015

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

The annual retainer fee for directors is $25,000 plus additional fees for participation on committees of the Board as follows: $6,500 for the Lead Director, Compensation Committee Chairperson, and Nominating Committee Chairperson, $10,000 for the Audit Committee Chairperson, and $5,000 for Audit, Compensation, Nominating and Executive Committee members. Fees are paid quarterly. Directors also receive reimbursement of expenses incurred in attending meetings. Non-employee directors may elect to have a portion or all of their annual fees paid in shares of stock having a value equivalent to the cash amount at the end of the fiscal quarter. One director, Ms. McAvoy, has elected to receive stock for a portion of her compensation in lieu of cash. All of the other non-employee directors elected to have all FY 2015 annual fees paid in cash.

In addition to the fees discussed above, each non-employee director receives an award of restricted stock units with a targeted value of $125,000 on the date of the grant. On July 29, 2016, non-employee directors were awarded 15,100 restricted stock units that will vest on the first anniversary of the grant date and will be settled with shares of Common Stock.

The following table provides information concerning compensation paid by the Company to its non-employee directors for FY 2015. Mr. Nicolaides was not additionally compensated for his service as director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Award ($)(2)	Options ($)	All Other Compensation ($)	Total ($)
E. James Constantine	35,000	125,028	—	—	160,028
Tony G. Holcombe	43,000	125,028	—	—	168,028
Sherrie G. McAvoy	45,000	125,028	—	—	170,028
Jerry A. Rose	36,500	125,028	—	—	161,528
Andrew J. Ryan	30,000	125,028	—	—	155,028

(1)	Includes annual fees and committee fees. Directors may elect to have a portion or all of their annual and committee fees paid in shares of the Common Stock. During FY 2015, Ms. McAvoy elected to have $10,000 of her fees paid in stock.
(2)	On July 29, 2015 each director was granted 15,100 restricted stock units of Common Stock with a grant date fair market value of $8.28 per share. These shares vest after one year.

Compensation Committee Interlocks and Insider Participation

Messrs. Holcombe, Rose and Ms. McAvoy served on our Compensation Committee during FY 2015. No members of the Committee during FY 2015 served as an officer, former officer, or employee of the Company or had a relationship requiring disclosure under “Related Person Transactions.”

During FY 2015, none of our executive officers served as:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 25, 2016, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director, director nominee, and named executive officer of the Company, and (iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares. The shares “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include shares owned by or for, among other things, the spouse, minor children or certain other relatives of such individual, as well as other shares as to which the individual has or shares votes or investment power or has the right to acquire within 60 days after April 25, 2016.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner or Identity of Group	(#)	(%)
More Than 5% Shareholders
Gwynedd Resources, Ltd. (2) 1011 Centre Road, Suite 322 Wilmington, DE 19805	2,947,280	15.2%
VIEX Capital Advisors LLC (3) 825 Third Ave, 33rd Floor New York, NY 10022	1,881,394	9.7%
Kenneth Lebow (4) The Lebow Family Revocable Trust Santa Barbara, CA 93108	1,356,692	7.0%
Yorkmont Capital Partners, LP (5) 2313 Lake Austin Blvd, Suite 202 Austin, TX 78703	1,343,058	6.9%
Paul J. Solit (6) Potomac Capital Partners, L.P. 825 Third Ave, 33rd Floor New York, NY 10022	1,202,270	6.2%
Directors and Executive Officers
E. James Constantine (7)	83,556	*
Vincent Costello	—	—
Louis Fienberg (8)	192,192	*
Richard A. Flynt (9)	92,960	*
Shu Gan	2,000	*
Kenneth Gayron (10)	—	—
Tony G. Holcombe (11)	80,250	*
Sherrie G. McAvoy (12)	22,982	*
Stratton J. Nicolaides (13)	269,468	1.4%
Sri Ramachandran	—	—
Jerry A. Rose (14)	20,900	*
Andrew J. Ryan (15)	316,873	1.6%
Eric Singer (3)	1,881,394	9.7%
Jeffrey Smith (16)	327,584	1.7%
Marc J. Zionts (17)	144,097	*
All Current Directors and Executive Officers as a group	2,821,520	14.4%

(1)	Percentage calculations are based on the 19,437,322 shares of the Company’s Common Stock, no par value, that were outstanding at the close of business on April 25, 2016; includes the subset of shares issuable upon the exercise of outstanding stock options and restricted stock units exercisable or vesting within 60 days after April 25, 2016.

(2)	The shareholders of Gwynedd Resources, Ltd. include various trusts for the benefit of Maria E. Nicolaides and her children for which Elizabeth Baxavanis, Mrs. Nicolaides’ mother-in-law, serves as trustee. The Gwynedd trusts beneficially own, directly or indirectly, 2,947,280 shares representing ownership of approximately 89% of the outstanding stock of Gwynedd. Mrs. Baxavanis disclaims beneficial ownership of all shares of Common Stock owned by Gwynedd. Mrs. Nicolaides disclaims beneficial ownership of 327,143 shares owned by Gwynedd that may be deemed to be beneficially owned by the other shareholders of Gwynedd, including trusts for the benefit of her children.

(3)	VIEX Capital Advisors LLC beneficially owns, directly or indirectly, an aggregate of 1,881,394 shares of Common Stock consisting of: (i) 399, 837 shares owned by VIEX Opportunities Fund LP - Series One (Series One), (ii) 1,259,908 shares owned by VIEX Special Opportunities Fund II, LP (VSO II), and (iii) 221,649 shares owned by VIEX Special Opportunities Fund III, LP (VSO III) Mr. Singer, by virtue of his position as managing member of each of the general partners of VIEX, Series One, VSO II, and VSO III may be deemed to beneficially own the shares owned directly by such entities.

(4)	According to Schedule 13D/A, filed jointly with the SEC on August 2, 2010, by Kenneth Lebow, et al (Lebow), Lebow beneficially owned 1,356,692 shares.

(5)	Based on information provided by Yorkmont Capital Partners, LP, Yorkmont Capital Management, LLC, and Graeme P. Rein in a Schedule 13G/A filed on January 8, 2016. According to the Schedule 13G/A. each of Yorkmont Capital Partners, LP, Yorkmont Capital Management, LLC, and Graeme P. Rein has sole voting and dispositive power over 1,339,158 shares of Common Stock and Graeme P. Rein has sole voting and dispositive power over 3,900 additional shares of Common Stock.

(6)	Based on information provided by Potomac Capital Partners, L.P., Paul J. Solit, Potomac Capital Management, LLC, and Potomac Capital Management, Inc. in a Schedule 13G/A filed on February 12, 2016. According to the Schedule 13G/A, each of Potomac Capital Partners, L.P., Potomac Capital Management, LLC, Potomac Capital Management, Inc. and Paul J. Solit has sole voting and dispositive power over 600,210 shares of Common Stock and Paul J. Solit has sole voting and dispositive power over 602,060 additional shares of Common Stock.

(7)	The subset of shares held by Mr. Constantine includes: (i) 59,556 shares of Common Stock and (ii) 24,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 25, 2016, but does not include 15,100 nonvested restricted stock units that vest more than 60 days after April 25, 2016.

(8)	The subset of shares held by Mr. Fienberg includes: (i) 78,819 shares of Common Stock and (ii) 113,373 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 25, 2016. Mr. Fienberg’s employment terminated effective October 31, 2015.

(9)	The subset of shares held by Mr. Flynt includes: (i) 5,310 shares of Common Stock, (ii) 4,900 restricted stock units vesting within 60 days of April 25, 2016, and (iii) 82,750 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 25, 2016, but does not include 28,366 nonvested restricted stock units or stock options to acquire 46,050 shares that vest more than 60 days after April 25, 2016. Mr. Flynt’s service as the Company’s Chief Financial Officer ended effective March 7, 2016.

(10)	Mr. Gayron was appointed Chief Financial Officer effective March 7, 2016.

(11)	The subset of shares held by Mr. Holcombe includes 80,250 shares of Common Stock but does not include 15,100 nonvested restricted stock units that vest more than 60 days after April 25, 2016.

(12)	The subset of shares held by Ms. McAvoy includes 22,974 shares of Common Stock but does not include 15,100 nonvested restricted stock units that vest more than 60 days after April 25, 2016.

(13)	The subset of shares held by Mr. Nicolaides includes: (i) 138,086 shares of Common Stock, (ii) 4,750 restricted stock units vesting within 60 days of April 25, 2016, and (iii) 126,632 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 25, 2016, but does not include 32,050 nonvested restricted stock units or stock options to acquire 56,300 shares of Common Stock that vest more than 60 days after April 25, 2016. Shares beneficially owned by Mr. Nicolaides also do not include the 2,947,280 shares of Common Stock owned by Gwynedd, with respect to which Mr. Nicolaides disclaims beneficial ownership.

(14)	The subset of shares held by Mr. Rose includes 20,900 shares of Common Stock but does not include 15,100 nonvested restricted stock units that vest more than 60 days after April 25, 2016.

(15)	The subset of shares held by Mr. Ryan includes: (i) 304,873 shares of Common Stock and (ii) 12,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 25, 2016 but does not include (i) 15,100 nonvested restricted stock units that vest more than 60 days after April 25, 2016 or (ii) the 2,947,280 shares of Common Stock owned by Gwynedd, with respect to which Mr. Ryan disclaims beneficial ownership.

(16)	Dr. Smith’s employment terminated effective November 30, 2015.

(17)	The subset of shares held by Mr. Zionts includes: (i) 11,500 shares of Common Stock and (ii) 132,597 shares of voting nonvested restricted stock awards, but does not include 16,655 nonvested restricted stock units or stock options to acquire 17,813 shares of Common Stock that vest more than 60 days after April 25, 2016..

*Represents less than 1% of the Company’s total number of shares outstanding on April 25, 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about the securities authorized for issuance to our employees and non-employee directors under our stock-based compensation plans:

Plan Category	Column A	Column B	Column C
	Securities to be issued upon exercise of outstanding options, warrants and rights(#)	Weighted-average exercise price of outstanding options, warrants and rights($)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A(#)
Equity compensation plans approved by security holders	1,529,204	8.69	2,259,930
Equity compensation plans not approved by security holders	—	—	—
Total	1,529,204	8.69	2,259,930

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

Mr. Ryan, a Director of the Company, is principal partner of The Ryan Law Group. The Ryan Law Group provided legal services to the Company in FY 2015 and will continue to provide such services in FY 2016. For services performed in FY 2015, The Ryan Law Group invoiced the Company legal fees in the amount of approximately $429,000.

Independent Directors

For identification of each director determined to be independent, see “Director Independence” under Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee Charter contains procedures for the pre-approval of audit and non-audit services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the Committee. Specifically, the Committee pre-approves the use of the Company’s independent registered accounting firm for specific audit and non-audit services, except that pre-approval of non-audit services is not required if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Committee before it may be provided by the independent registered accounting firm. For additional information concerning the Committee and its activities with the independent registered accounting firm, see “Corporate Governance — Audit Committee” and “Report of the Audit Committee” in this proxy statement.

During FY 2014 and FY 2015, the Company’s independent registered accounting firm was Grant Thornton LLP, who provided services to the Company in the following categories and amounts:

Audit and Other Fees	FY 2015 ($)	FY 2014 ($)

Audit Fees	$895,259	$741,190
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

“Audit Fees” consist of fees for professional services associated with the annual consolidated financial statements audit, review of the interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and regulatory filings. Audit fees also include fees for professional services rendered for the audits of management’s assessment of the effectiveness of internal controls over financial reporting and Sarbanes-Oxley compliance. The Audit Committee reviews each non audit service to be provided and assesses the impact of the service on the independent registered public accountant’s independence. There were no Audit-Related Fees for FY 2014 or FY 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements. All financial statements of the Company as described in Item 8 of the original report on Form 10-K.

2.	Financial statement schedule included in Part IV of this Form:

Schedule II – Valuation and qualifying accounts as described in this Item 15 of the original report on Form 10-K.

3.	The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1(1)	Amended and Restated Articles of Incorporation of the Company
3.2(1)	Bylaws of the Company
10.1(2)	Registration Agreement between the Company and Dominion dated July 13, 1994
10.2(3)	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 15, 1994, re: designation of director
10.3(4)	2006 Long-Term Incentive Plan (2006 Plan)*
10.4(5)	2014 Stock and Incentive Plan (2014 Plan)*
10.5(6)	Second Amended and Restated Loan and Security Agreement, by and among the Company, its subsidiaries party thereto and Silicon Valley Bank, dated as of May 5, 2014.
10.6(7)	Form of Change in Control Agreement dated August 5, 2014*
10.7(7)	Form of Stock Option Agreement under 2014 Equity and Incentive Plan*
10.8(7)	Form of Restricted Stock Unit Grant Notice and Agreement*
10.9(8)	Marc Zionts employment agreement*
10.10(8)	First Amendment to Second Amended And Restated Loan And Security Agreement dated November 3, 2015
10.11(8)	Stratton Nicolaides Employment Agreement dated November 4, 2015*
10.12(8)	Louis Fienberg Separation Agreement and General Release dated November 5, 2015*
10.13(8)	Shu Gan Offer Letter for Employment dated September 22, 2015*
10.14(8)	Vin Costello Offer Letter for Employment dated September 22, 2015*
10.15	Sridhar Ramachandran Offer Letter for Employment dated November 20, 2015* (previously filed)
10.16	Kenneth Gayron Offer Letter for Employment dated November 24, 2015* (previously filed)
16.1(9)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated February 9, 2016
21.1	Subsidiaries of Numerex Corp. (previously filed)
23.1	Consent of Grant Thornton, LLP (previously filed)
24.1	Power of Attorney (previously filed)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
101	Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements Operations for the fiscal periods ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive (Loss) Income for the fiscal period ended December 31, 2015, and (v) the Notes to Consolidated Financial Statements.** (previously filed)

*	Indicates a management contract of any compensatory plan, contract or arrangement.
**	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 000-22920)
(2)	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 000-22920)
(3)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)
(4)	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 000-22920)
(5)	Incorporated by reference to Exhibit filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2014 (File No. 000-22920)
(6)	Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 000-22920)
(7)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014 (File No. 000-22920)
(8)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015 (File No. 000-22920)
(9)	Incorporated by reference to Exhibit 16.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 (File No. 000-22920)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

Date: April 27, 2016

By:	/s/ Marc Zionts
Marc Zionts
Chief Executive Officer

