Form 10-Q
period 2016-03-31
NUMEREX CORP /PA/
filed 2016-05-10
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐     No ☑

As of May 3, 2016, 19,437,322 shares of the registrant's Class A common stock, no par value (being the registrant's only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

NUMEREX CORP. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,220	$16,237
Restricted cash	221	-
Accounts receivable, less allowance for doubtful accounts of $716 and $618	8,794	9,237
Financing receivables, current	1,917	1,780
Inventory, net of reserves	7,995	7,617
Prepaid expenses and other current assets	2,373	1,887
Deferred tax assets, current	603	603
TOTAL CURRENT ASSETS	33,123	37,361

Financing receivables, less current portion	2,457	2,330
Property and equipment, net of accumulated depreciation and amortization of $7,253 and $6,632	4,863	4,795
Software, net of accumulated amortization	7,247	7,146
Other intangible assets, net of accumulated amortization	15,261	15,722
Goodwill	43,424	43,424
Other assets	421	409
TOTAL ASSETS	$106,796	$111,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,768	$11,390
Accrued expenses and other current liabilities	3,544	2,864
Deferred revenues	1,789	1,942
Current maturities of long-term debt, net of debt issuance costs	-	3,600
TOTAL CURRENT LIABILITIES	16,101	19,796

Long-term debt, net of debt issuance costs, less current maturities	15,956	15,309
Deferred tax liabilities, noncurrent	1,655	1,595
Other liabilities	1,873	1,891
TOTAL LIABILITIES	35,585	38,591

COMMITMENTS AND CONTINGENCIES (NOTE H)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,752 and 20,652 issued; 19,434 and 19,177 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	103,034	102,108
Treasury stock, at cost, 1,316 shares	(5,444)	(5,444)
Accumulated other comprehensive loss	(102)	(117)
Accumulated deficit	(26,277)	(23,951)
TOTAL SHAREHOLDERS’ EQUITY	71,211	72,596
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,796	$111,187

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net revenues:
Subscription and support revenues	$14,984	$16,529
Embedded devices and hardware	3,066	5,149
Total net revenues	18,050	21,678
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,701	6,719
Embedded devices and hardware	3,118	4,853
Gross profit	9,231	10,106
Operating expenses:
Sales and marketing	2,945	3,064
General and administrative	4,129	3,929
Engineering and development	2,247	2,293
Depreciation and amortization	1,658	1,654
Operating loss	(1,748)	(834)
Interest expense	267	210
Loss on extinguishment of debt	290	-
Other income, net	(43)	(38)
Loss before income taxes	(2,262)	(1,006)
Income tax expense (benefit)	64	(386)
Net loss	(2,326)	(620)
Other items of comprehensive (income) loss, net of income taxes:
Foreign currency translation adjustment	(15)	25
Comprehensive loss	$(2,311)	$(645)

Basic and diluted loss per share	$(0.12)	$(0.03)
Weighted average shares outstanding used in computing basic and diluted loss per share	19,377	18,993

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2016	20,652	$102,108	$(5,444)	$(117)	$(23,951)	$72,596
Equity-based compensation expense	-	621	-	-	-	621
Exercisces, vesting and other equity- based compensation plan activity, net	99	300	-	-	-	300
Other	1	5	-	-	-	5
Translation adjustment	-	-	-	15	-	15
Net loss	-	-	-	-	(2,326)	(2,326)
Balance at March 31, 2016	20,752	$103,034	$(5,444)	$(102)	$(26,277)	$71,211

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,326)	$(620)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,965	1,881
Equity-based compensation expense	621	784
Loss on extinguishment of debt	289	-
Deferred income taxes	60	(351)
Bad debt expense	120	140
Inventory reserves	27	134
Other non-cash expense	21	21
Changes in assets and liabilities:
Accounts and financing receivables	59	(1,094)
Inventory, net	(953)	185
Accounts payable	(680)	(657)
Deferred revenue	(150)	51
Other	107	(154)
Net cash (used in) provided by operating activities	(840)	320
Cash flows from investing activities:
Purchases of property and equipment	(297)	(554)
Capitalized software development and purchases of software	(983)	(1,119)
Net cash (used in) investing activities	(1,280)	(1,673)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	-
Principal payments on debt	(19,349)	(1,121)
Principal payments on capital lease obligations	-	(90)
Exercisces, vesting and other equity-based compensation plan activity, net	300	1
Payment of taxes on equity-based awards	-	(2)
Deferred financing costs paid	(848)	-
Net cash (used in) financing activities	(2,897)	(1,212)
Net decrease in cash and cash equivalents	(5,017)	(2,565)
Cash and cash equivalents at beginning of period	16,237	17,270
Cash and cash equivalents at end of period	$11,220	$14,705

Supplemental disclosures of cash flow information:
Cash paid for interest	$251	$191
Net cash (refunded) paid for income taxes	(350)	28
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	286	407
Deferred financing costs in accounts payable	213	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a holding company and, through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis. We are ISO 27001 information security-certified, highlighting our focus on IoT data security, service reliability and around-the-clock support of our customers’ IoT solutions. Foreign operations were not significant to us for the three months ended March 31, 2016 or 2015.

Basis of Presentation

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of March 31, 2016 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 which includes information and disclosures not included in this quarterly report.

Estimates and Assumptions

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016 or any future periods.

Restricted Cash

As of March 31, 2016, cash of $0.2 million was held in escrow related to certain vendor obligations as a result of entering into our new loan agreement. See Note E – Debt. There was no restricted cash at December 31, 2015.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Reclassifications

As a result of the adoption of a recent accounting pronouncement, see Note G – Recent Accounting Pronouncements, the balance sheet as of December 31, 2015 reflects the following reclassifications (dollars in thousands):

	Historical	Reclassi-
	Presentation	fication	As Adjusted
Prepaid expenses and other current assets	$2,037	$(150)	$1,887
Other assets	699	(290)	409

Current portion of long-term debt	3,750	(150)	3,600
Long-term debt, less current portion	15,599	(290)	15,309

NOTE B – INVENTORY

Inventory consisted of the following as of the dates below (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$2,032	$1,903
Finished goods	8,678	8,420
Inventory reserves	(2,715)	(2,706)
	$7,995	$7,617

NOTE C – INTANGIBLE ASSETS

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of March 31, 2016				As of December 31, 2015
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.2	$16,128	$(10,369)	$5,759	$15,399	$(9,503)	$5,896
Software in development	n/a	1,488	-	1,488	1,250	-	1,250
Total software		17,616	(10,369)	7,247	16,649	(9,503)	7,146
Licenses	0.4	13,215	(12,259)	956	13,215	(12,167)	1,048
Customer relationships	7.4	8,167	(2,478)	5,689	8,167	(2,285)	5,882
Technologies	12.1	4,316	(680)	3,636	4,316	(595)	3,721
Patents and trademarks	2.8	4,251	(2,243)	2,008	4,236	(2,137)	2,099
Trade names	Indefinite	2,972	-	2,972	2,972	-	2,972
Total other intangible assets		32,921	(17,660)	15,261	32,906	(17,184)	15,722
		$50,537	$(28,029)	$22,508	$49,555	$(26,687)	$22,868

Remaining useful lives in the preceding table were calculated on a weighted average basis as of March 31, 2016. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three months ending March 31, 2016.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Amortization expense related to intangible assets was $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense recorded in cost of subscription revenues in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, we have capitalized approximately $0.3 million and $0.4 million of internally generated software development costs for the three months ended March 31, 2016 and 2015 respectively.

NOTE D – INCOME TAXES

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

We recorded deferred income tax expense of less than $0.1 million, representing an effective tax rate of (2.8%), for the three months ended March 31, 2016. The difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

For the three months ended March 31, 2015, we recorded income tax benefit of $0.4 million representing an effective tax rate of 38.4%. The effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily as a result of (1) the effect of expenses that are not deductible for income tax purposes, (2) state income taxes, including the tax effect of changes in effective state income tax rates, and (3) a partially offsetting benefit from disqualifying dispositions of incentive stock options.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2012 through 2015 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE E – DEBT

Debt consisted of the following as of the dates below (dollars in thousands):

	March 31,	December 31,
	2016	2015

Note payable to Crystal Financial LLC, with interest at LIBOR plus margin	$17,000	$-
Note payable to Silicon Valley Bank, repaid in 2016	-	19,349
Less long-term deferred financing costs	(1,044)	(440)
	15,956	18,909
Less current portion of long-term debt	-	(3,600)
Noncurrent portion of long-term debt	$15,956	$15,309

On March 9, 2016, we and certain of our wholly-owned, consolidated subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the Silicon Valley Bank (SVB) Loan Agreement and pay related transaction fees. We recorded a charge of $0.3 million to loss on extinguishment of debt for unamortized deferred financing costs related to the SVB Loan Agreement during the three months ended March 31, 2016.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $637,500 beginning September 1, 2017 with the balance due on the maturity date, if not otherwise repaid earlier by way of voluntary prepayments, or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At March 31, 2016, the applicable interest rate was 9.1%.

Our obligations under the Crystal Loan Agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum Adjusted EBITDA, minimum Consolidated Fixed Charge Coverage Ratio, maximum Consolidated Total Net Leverage, maximum subscriber Churn, and minimum Liquidity, all of which are defined in the Crystal Loan Agreement. We are also prohibited from incurring indebtedness, disposing of or permitting liens on our assets and making restricted payments, including cash dividends on shares of our common stock, except as expressly permitted under the Crystal Loan Agreement. The agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the agreement may be accelerated. As of March 31, 2016, we were in compliance with all covenants.

NOTE F – NET LOSS PER SHARE

Basic net loss per share attributable to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. Diluted net loss per share is not presented separately because there are no adjustments to the numerator in calculating dilutive net loss per share and all potentially dilutive common stock equivalents would be antidilutive. Potentially dilutive common stock equivalents included 1.8 million shares as of both March 31, 2016 and 2015 for outstanding equity-based compensation.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In March 2015, the Financial Accounting Standards Board (FASB) issued guidance about simplifying the presentation of deferred financing costs. The guidance was intended to help clarify deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs were not affected. The guidance was effective January 1, 2016 and, in accordance with the guidance, $1.0 million of deferred financing costs is included in long-term debt as of March 31, 2016 and $0.4 million of deferred financing costs was reclassified from current and noncurrent other assets to the current and noncurrent portions long-term debt as of December 31, 2015.

In September 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update requires an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined in the measurement period, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update was effective January 1, 2016 and the adoption of this guidance did not have a material impact on our financial statements.

Recently Issued Accounting Guidance

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the effect that the updated standard will have on our financial statements, but expect the guidance will add modest volatility in our equity-based compensation expense, provision for income taxes, and net income (loss).

In February 2016, the FASB issued guidance that requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our financial statements.

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

MARCH 31, 2016

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

NOTE H – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

In March 2016, we entered into a commitment for a 60 month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease commenced in April 2016 and will be accounted for as a capital lease, reflecting the corresponding assets and related obligations in the subsequent balance sheet.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring subscription revenues; the risks that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenues and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.

Overview

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” the “Company” or “Numerex” refers to Numerex Corp. and subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

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

Our network services are provided through cellular, satellite, broadband and wireline networks. Cellular networks include national and regional carriers and consist of second (2G), third (3G) and fourth generation (4G and LTE) technology. Several wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G and 4G networks between 2016 and 2020 while other carriers have announced their intention to discontinue 2G networks as early as 2020. We intend to continue support existing 2G customers through the transition to subsequent technology. Additionally, we have introduced 3G/4G and LTE products offering advanced services across our product lines.

Beginning in the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only. We expect this strategic change to help us grow sustainable service revenues along with corresponding higher gross margins. However, we also anticipate hardware revenues will decline significantly in 2016 and remain relatively modest as compared to historical levels thereafter.

During the quarter ended March 31, 2016, we had revenues of $18.1 million, and a net loss of $2.3 million; compared with revenues and a net loss of $21.7 million and $0.6 million, respectively for the quarter ended March 31, 2015.

Our core strategy is to generate long term and sustainable recurring revenues through a portfolio of managed, end-to-end IoT solutions which are generally sold on a subscription basis and built on our horizontal, integrated platform. Our solutions incorporate the key IoT building blocks – Device, Network, Application and Platform. Our solutions also simplify the implementation and improve the speed to market for enterprise users in select, targeted verticals in the asset monitoring and optimization, asset tracking, and safety and security markets.

Our strategy requires significant capital investment to develop and enhance our use of technology and to maintain our leadership position and competitive advantage in the markets we serve.

Subscription revenues are recognized monthly as services are provided and sales of embedded devices and hardware are recognized when title passes. Other upfront payment revenues are deferred and amortized on a straight line basis.

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

Results of Operations

The following table sets forth selected financial data from our unaudited condensed consolidated statements of operations and comprehensive loss for the periods indicated along with the percentage change between periods (dollars in thousands):

	Three Months Ended March 31,				Change from
	2016		2015		2015 to 2016
Net revenues:
Subscription and support revenues	$14,984	83.0%	$16,529	76.2%	$(1,545)	-9.3%
Embedded devices and hardware	3,066	17.0%	5,149	23.8%	(2,083)	-40.5%
Total net revenues	18,050	100.0%	21,678	100.0%	(3,628)	-16.7%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,701	31.6%	6,719	31.0%	(1,018)	-15.2%
Embedded devices and hardware	3,118	17.3%	4,853	22.4%	(1,735)	-35.7%
Gross profit	9,231	51.1%	10,106	46.6%	(875)	-8.7%
Operating expenses:
Sales and marketing	2,945	16.3%	3,064	14.1%	(119)	-3.9%
General and administrative	4,129	22.9%	3,929	18.1%	200	5.1%
Engineering and development	2,247	12.4%	2,293	10.6%	(46)	-2.0%
Depreciation and amortization	1,658	9.2%	1,654	7.6%	4	0.2%
Operating loss	(1,748)	-9.7%	(834)	-3.8%	(914)	109.6%
Interest expense	267	1.5%	210	1.0%	57	27.1%
Loss on extinguishment of debt	290	1.6%	-	0.0%	-	n/a
Other income, net	(43)	-0.2%	(38)	-0.2%	(5)	13.2%
Loss before income taxes	(2,262)	-12.5%	(1,006)	-4.6%	(1,256)	124.9%
Income tax expense (benefit)	64	0.4%	(386)	-1.8%	450	-116.6%
Net loss	$(2,326)	-12.9%	$(620)	-2.9%	$(1,706)	275.2%
Adjusted EBITDA(1)	$858	4.8%	$2,284	10.5%	$(1,426)	-62.4%

 _________________

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenues decreased $3.6 million, or 16.7%, for the three months ended March 31, 2016 to $18.1 million from $21.7 million for the same period in 2015. The decrease is primarily attributable to a strategic shift in how we sell our products and services. During the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications, and platform while moving away from the sale of individual components – especially hardware only.

Subscription and support revenues decreased $1.5 million, or 9.3%, to $15.0 million from $16.5 million in 2015. The decrease reflects losses associated with network customers’ 2G conversions stemming from a period of time in which we did not have a competitive offering. Pricing has remained consistent year over year for similar services, although current period revenues also include higher value services. The decrease in embedded devices and hardware revenues is attributed to the shift to the integrated managed service subscription offerings. In addition, sales to our historically largest hardware only customer decreased to $0.3 million for the three months ended March 31, 2016 compared to $2.0 million for the same period in 2015.

Direct cost of revenues for the three months ended March 31, 2016 decreased $2.8 million, or 23.8%, to $8.8 million compared to $11.6 million for the same period in 2015. Direct cost of subscription and support revenues decreased $1.0 million, or 15.2%, to $5.7 million for the three months ended March 31, 2016 compared to $6.7 million for the same period in 2015. Subscription and support revenues less direct costs were $9.3 million, or 62.0% of corresponding revenues for the three months ended March 31, 2016 compared to $9.8 million, or 59.4% for the three months ended March 31, 2015. In addition to lower direct costs associated with lost 2G conversions, we also had a larger proportional decrease in direct cost of subscription and support due in part to lower negotiated network and carrier costs and our strategic efforts to sell higher margin integrated managed services. Direct cost of subscription and support revenues include $0.3 million and $0.2 million of depreciation and amortization for the three months ended March 31, 2016 and 2015, respectively.

Direct cost of revenue for embedded devices and hardware decreased $1.7 million, or 35.7%, to $3.1 million for the three months ended March 31, 2016 compared to $4.9 million for the three months ended March 31, 2015. Embedded devices and hardware revenue less direct costs was $(0.1) million, or (1.7)% of embedded devices and hardware revenue for the three months ended March 31, 2016 compared to $0.3 million, or 5.7% for the three months ended March 31, 2015, resulting from the decrease in hardware only sales to our historically largest hardware only customer. The overall decrease in direct costs is due to lower corresponding revenues related to our strategic move away from hardware only sales.

Total gross profit for the period ended March 31, 2016 decreased $0.9 million, or 8.7% to $9.2 million compared to $10.1 million for the same period in 2015.

Sales and marketing expense decreased $0.1 million, or 3.9%, for the three months ended March 31, 2016 to $3.0 million compared to $3.1 million for the same period in 2015. The decrease is primarily attributable to contract labor incurred during the three months ended March 31, 2015 for sales and marketing related to an ERP system upgrade that did not recur during the three months ended March 31, 2016.

General and administrative expense increased $0.2 million, or 5.1%, to $4.1 million for the three months ended March 31, 2016, compared to $3.9 million for the same period in 2015. The increase is driven primarily by the year over year increase in accounting and audit fees.

Engineering and development expenses decreased 2.0% to $2.2 million for the three-month period ended March 31, 2016, compared to $2.3 million for the three-month period ended March 31, 2015. The decrease is primarily attributable to a decrease in contract labor, especially related to specific projects in process during the three months ended March 31, 2015 that were subsequently completed. We may experience volatility in contract labor and overall engineering and development costs in the future as our business and operating needs evolve.

Depreciation and amortization expense remained consistent at $1.7 million for the three months ended March 31, 2016 and 2015.

The $0.3 million loss on extinguishment of debt was related to unamortized deferred financing costs related to the SVB Loan Agreement that was repaid during the three months ended March 31, 2016.

We recorded deferred income tax expense of $0.1 million for the three months ended March 31, 2016, compared to an income tax benefit of $0.4 million for the same period in 2015. The effective tax rates were (2.8%) and 38.4% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses.

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

Equity-based compensation is an important part of total compensation, especially from the perspective of employees. We believe, however, that excluding the effects of equity-based compensation from non-GAAP financial measures provides supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends. Investors have indicated that they consider financial measures of our results of operations excluding equity-based compensation as important supplemental information useful to their understanding of our historical results and estimating our future results.

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

Adjusted EBITDA excludes non-cash and other charges including executive recruiting, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs. We believe that these costs are infrequent costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2016	2015
Net loss	$(2,326)	$(620)
Depreciation and amortization expense	1,965	1,881
Interest expense and other non-operating expense (income), net	514	172
Income tax expense (benefit)	64	(386)
EBITDA (non-GAAP)	217	1,047
Equity-based compensation expense	621	784
Non-cash and other items	20	453
Adjusted EBITDA (non-GAAP)	$858	$2,284

Net loss per diluted share (GAAP)	$(0.12)	$(0.03)
EBITDA per diluted share (non-GAAP)	0.01	0.06
Adjusted EBITDA per diluted share (non-GAAP)	0.04	0.12

Weighted average shares outstanding used in computing diluted per share amounts	19,377	18,993

As noted above, non-cash and other charges include executive recruiting, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs.

Liquidity and Capital Resources

We use cash generated to support our operations and to fund new product development, upgrades to our technology and to invest in new businesses. During the three months ended March 31, 2016, cash decreased $5.0 million, with cash on hand used to pay $3.2 million of principal on long-term debt and associated deferred financing costs. We believe that our sources of funds, principally from operations and cash on hand, are sufficient to meet ongoing operations and investing requirements.

We had working capital of $17.0 million as of March 31, 2016, compared to $17.6 million as of December 31, 2015. We had unrestricted cash balances of $11.2 million and $16.2 million as of March 31, 2016 and December 31, 2015, respectively.

Net cash used in operating activities for the three-month period ended March 31, 2016 was $0.8 million compared with net cash provided by operating activities of $0.3 million for the three-month period ended March 31, 2015. The decrease in cash provided by operations is primarily a result of our net loss for the period. The use of cash related to inventory for the three months ended March 31, 2016 reflects a build up for a recent new product launch.

Net cash used in investing activities for the three-month period ended March 31, 2016 was $1.3 million, representing expenditures of $0.3 million for tangible assets and $1.0 million for software and capitalization of internally developed software.

Net cash used in financing activities for the three-month period ended March 31, 2016 was $2.9 million, primarily for net cash on hand used to repay the SVB debt and payment of deferred financing costs.

In April 2016, we entered into a 60 month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease will be accounted for as a capital lease, reflecting the corresponding assets and related obligations in the subsequent balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

As a result of the adoption of a recent accounting pronouncement, certain balance sheet amounts as of December 31, 2015 have been reclassified to conform to the current period presentation. See Note A – Summary of Significant Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency. We held $0.4 million and $0.5 million in foreign bank accounts at March 31, 2016 and December 31, 2015, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive loss and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the three months ended March 31, 2016 or fiscal year ended December 31, 2015.

Interest Rate Risk

We are exposed to changes in interest rates on our long term debt that carries variable rate interest. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at March 31, 2016. Steps being undertaken to remediate these weaknesses are discussed below.

The Company is continuing to reinforce its processes to address the previously reported material weaknesses.  The Company believes the steps being taken to remediate these weaknesses are appropriate and the Company expects them to be fully remediated before the end of its fiscal year. Remediation efforts include:

•	Evaluation Process for Impairment of Goodwill and Other Intangible Assets Material Weakness:

•	Enhance the formality of rigor of review as it relates to assumptions that are utilized pertaining to the goodwill impairment evaluation process, and

•	Perform more rigorous sensitivity analyses on financial projections and other inputs.

•	Capitalized Internally Developed Software Material Weakness:

•	Implement additional monitoring controls as it relates to internal costs that are incurred and capitalized, and

•	Implement additional monitoring controls verifying the hours and rates that are incorporated into the capitalized internally developed software calculation.

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

Notwithstanding the material weaknesses described above, management has concluded that the Company’s unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not involved in any pending material litigation.

Item 1A.	Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Mine Safety Disclosures.

None - not applicable.

Item 5.	Other Information.

None - not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Term Loan Agreement Dated as of March 9, 2016 by and among Numerex Corp. and Crystal Finance LLC, as Term Agent
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended March 31, 2016 and (v) Unaudited Condensed Notes to Consolidated Financial Statements*

_____________

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

NUMEREX CORP.
(Registrant)

May 9, 2016	/s/ Marc Zionts
Marc Zionts
Chief Executive Officer

May 9, 2016	/s/ Kenneth L. Gayron
Kenneth L. Gayron
Chief Financial Officer and
Principal Financial and Accounting Officer