Form 10-Q
period 2016-06-30
NUMEREX CORP /PA/
filed 2016-08-04
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number: 000-22920

NUMEREX CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	11-2948749
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 Interstate North Parkway, Suite 1350

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

Yes ☐     No ☑

As of July 28, 2016, 19,495,566 shares of the registrant's Class A common stock, no par value (being the registrant's only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

2

NUMEREX CORP. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,889	$16,237
Restricted cash	221	-
Accounts receivable, less allowance for doubtful accounts of $782 and $618	9,895	9,237
Financing receivables, current	1,927	1,780
Inventory, net of reserves	6,519	7,617
Prepaid expenses and other current assets	2,398	1,887
Deferred tax assets, current	603	603
TOTAL CURRENT ASSETS	31,452	37,361

Financing receivables, less current portion	2,299	2,330
Property and equipment, net of accumulated depreciation and amortization	6,136	4,795
Software, net of accumulated amortization	6,488	7,146
Other intangible assets, net of accumulated amortization	13,321	15,722
Goodwill	40,945	43,424
Other assets	396	409
TOTAL ASSETS	$101,037	$111,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,644	$11,390
Accrued expenses and other current liabilities	3,831	2,864
Deferred revenues	1,553	1,942
Current maturities of long-term debt, net of debt issuance costs	-	3,600
Current obligations under capital lease	198	-
TOTAL CURRENT LIABILITIES	17,226	19,796

Long-term debt, net of debt issuance costs, less current maturities	16,027	15,309
Obligations under capital lease, noncurrent	1,039	-
Deferred tax liabilities, noncurrent	1,415	1,595
Other liabilities	1,664	1,891
TOTAL LIABILITIES	37,371	38,591

COMMITMENTS AND CONTINGENCIES (NOTE I)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,789 and 20,652 issued; 19,463 and 19,177 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	103,802	102,108
Treasury stock, at cost, 1,326 and 1,316 shares	(5,466)	(5,444)
Accumulated other comprehensive loss	(103)	(117)
Accumulated deficit	(34,567)	(23,951)
TOTAL SHAREHOLDERS' EQUITY	63,666	72,596
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,037	$111,187

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues:
Subscription and support revenues	$14,810	$16,721	$29,794	$33,250
Embedded devices and hardware	2,796	8,932	5,862	14,080
Total net revenues	17,606	25,653	35,656	47,330
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,713	6,471	11,414	13,190
Embedded devices and hardware	2,854	7,906	5,945	12,624
Provision for inventory reserves	460	136	487	271
Gross profit	8,579	11,140	17,810	21,245
Operating expenses:
Sales and marketing	3,270	3,026	6,215	6,089
General and administrative	3,859	3,672	7,988	7,601
Engineering and development	2,444	2,201	4,691	4,494
Depreciation and amortization	1,677	1,658	3,335	3,312
Impairment of goodwill and other intangible assets	4,172	-	4,172	-
Restructuring charges	1,243	-	1,243	-
Operating (loss) income	(8,086)	583	(9,834)	(251)
Interest expense	460	210	727	415
Loss on extinguishment of debt	-	-	290	-
Other income, net	(22)	(37)	(65)	(69)
(Loss) income before income taxes	(8,524)	410	(10,786)	(597)
Income tax (benefit) expense	(234)	141	(170)	(245)
Net (loss) income	(8,290)	269	(10,616)	(352)
Other items of comprehensive loss (income), net of income taxes:
Foreign currency translation adjustment	1	(25)	(14)	(18)
Comprehensive (loss) income	$(8,291)	$294	$(10,602)	$(334)

(Loss) earnings per share:
Basic	$(0.43)	$0.01	$(0.55)	$(0.02)
Diluted	$(0.43)	$0.01	$(0.55)	$(0.02)
Weighted average shares outstanding used in per share calculation:
Basic	19,449	19,029	19,413	19,011
Diluted	19,449	19,269	19,413	19,011

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2016	20,652	$102,108	$(5,444)	$(117)	$(23,951)	$72,596
Equity-based compensation expense	-	1,451	-	-	-	1,451
Exercises, vesting and other equity-based compensation plan activity, net	136	235	(22)	-	-	213
Issuance of common shares for services	1	8	-	-	-	8
Translation adjustment	-	-	-	14	-	14
Net loss	-	-	-	-	(10,616)	(10,616)
Balance at June 30, 2016	20,789	$103,802	$(5,466)	$(103)	$(34,567)	$63,666

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,616)	$(352)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,968	3,782
Impairment of goodwill and other intangible assets	4,172	-
Non-cash restructuring charges	370	-
Equity-based compensation expense	1,451	1,581
Loss on extinguishment of debt	290	-
Deferred income taxes	(179)	(213)
Bad debt expense	228	200
Provision for inventory reserves	487	271
Other non-cash expense	72	41
Changes in assets and liabilities:
Accounts and financing receivables	(1,004)	(3,216)
Inventory, net	(844)	(470)
Accounts payable	421	1,486
Deferred revenue	(454)	(102)
Other	253	161
Net cash (used in) provided by operating activities	(1,385)	3,169
Cash flows from investing activities:
Purchases of property and equipment	(509)	(1,219)
Capitalized software development and purchases of software	(1,280)	(2,431)
Net cash used in investing activities	(1,789)	(3,650)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	-
Principal payments on debt	(19,349)	(2,219)
Principal payments on capital lease obligations	-	(148)
Exercises, vesting and other equity-based compensation plan activity	386	138
Payment of taxes on equity-based awards	(173)	(350)
Deferred financing costs paid	(1,038)	-
Net cash used in financing activities	(3,174)	(2,579)
Net decrease in cash and cash equivalents	(6,348)	(3,060)
Cash and cash equivalents at beginning of period	16,237	17,270
Cash and cash equivalents at end of period	$9,889	$14,210

Supplemental disclosures of cash flow information:
Cash paid for interest	$645	$377
Net cash paid for income taxes	6	28
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	274	407
Fixed assets acquired under a capital lease	1,237	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a holding company and, through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis. We are ISO 27001 information security-certified, highlighting our focus on IoT data security, service reliability and around-the-clock support of our customers’ IoT solutions. Foreign operations were not significant to us for the three and six months ended June 30, 2016 or 2015.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of June 30, 2016 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 which includes information and disclosures not included in this quarterly report.

Estimates and Assumptions

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016 or any future periods.

Restricted Cash

As of June 30, 2016, cash of $0.2 million was held in escrow related to certain vendor obligations as a result of entering into our new loan agreement. See Note G – Debt. There was no restricted cash at December 31, 2015.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Reclassifications

As a result of the adoption of a recent accounting pronouncement, see Note K – Recent Accounting Pronouncements, the balance sheet as of December 31, 2015 reflects the following reclassifications (dollars in thousands):

	Historical	Reclassi-
	Presentation	fication	As Adjusted
Prepaid expenses and other current assets	$2,037	$(150)	$1,887
Other assets	699	(290)	409

Current portion of long-term debt	3,750	(150)	3,600
Long-term debt, less current portion	15,599	(290)	15,309

NOTE B – INVENTORY

Inventory consisted of the following as of the dates below (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$1,640	$1,903
Finished goods	7,398	8,420
Inventory reserves	(2,519)	(2,706)
	$6,519	$7,617

During the six months ended June 30, 2016, we transferred $1.5 million of inventory to monitoring equipment within property and equipment and disposed of $0.7 million of fully reserved inventory.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer, network and other equipment	$8,092	$7,150
Monitoring equipment	4,469	3,015
Furniture and fixtures	932	888
Leasehold improvements	376	374
Total property and equipment	13,869	11,427
Accumulated depreciation and amortization	(7,733)	(6,632)
	$6,136	$4,795

During the quarter ended June 30, 2016, we entered into an agreement effective August 1, 2016 to sublease the office space formerly occupied by our corporate headquarters that included all furniture and fixtures. We recorded a restructuring charge of $1.2 million, which included a $0.4 million non-cash charge for the estimated net book value of the furniture and fixtures as of August 1, 2016, the cease-use date. See Note F – Restructuring.

During the six months ended June 30, 2016, we transferred $1.5 million of inventory to monitoring equipment as part of our managed services business.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment Charges

We recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016. The Omnilink and Do-It-Yourself (DIY) product lines and reporting units did not generate results of operations consistent with our expectations and recent forecasts for the three months ended June 30, 2016. The lower operating results and future expectations for Omnilink are principally related to strategic changes and delays associated with the launch of a new personal tracking product line. We also continue to evaluate different strategic options for the DIY reporting unit. These factors were triggering events that indicated that it was more likely than not that the fair value of the Omnilink and DIY reporting units were less than their carrying amounts. As a result, we performed initial assessments of goodwill for impairment, along with other intangible assets of the reporting units, as of June 30, 2016.

We estimated the fair value of the reporting units using a combination of market and income approaches and concluded that the estimated fair value of the Omnilink and DIY reporting units were less than their carrying values. We assessed the implied fair value of goodwill in the same manner as if we were acquiring the reporting units in a business combination. Specifically, we allocated the estimated fair value of the reporting units to all of the assets and liabilities of those units, including any unrecognized intangible assets, in a hypothetical calculation, referred to as Step Two. We assessed the amortizing long-lived assets for impairment based on undiscounted cash flows and concluded that, with the exception of DIY technology, the carrying values of other amortizing long-lived assets and intangible assets were recoverable.

Based on Step Two calculations, we recorded non-cash impairment charges as of June 30, 2016 of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit, and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit.

Changes in the effected carrying values are summarized as follows (in thousands):

	Omnilink		DIY		Total
	Trade Names	Goodwill	Technology	Goodwill	Impairment
January 1, 2016	$2,972	$17,580	$245	$1,656
Amortization	-	-	(18)	-
Impairment	(1,612)	(2,264)	(81)	(215)	$(4,172)
June 30, 2016	$1,360	$15,316	$146	$1,441

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of June 30, 2016				As of December 31, 2015
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.9	$16,269	$(11,220)	$5,049	$15,399	$(9,503)	$5,896
Software in development	n/a	1,439	-	1,439	1,250	-	1,250
Total software		17,708	(11,220)	6,488	16,649	(9,503)	7,146
Licenses	3.0	13,297	(12,352)	945	13,215	(12,167)	1,048
Customer relationships	7.7	8,167	(2,665)	5,502	8,167	(2,285)	5,882
Technologies	11.3	4,235	(754)	3,481	4,316	(595)	3,721
Patents and trademarks	2.2	4,375	(2,342)	2,033	4,236	(2,137)	2,099
Trade names	Indefinite	1,360	-	1,360	2,972	-	2,972
Total other intangible assets		31,434	(18,113)	13,321	32,906	(17,184)	15,722
		$49,142	$(29,333)	$19,809	$49,555	$(26,687)	$22,868

Remaining useful lives in the preceding table were calculated on a weighted average basis as of June 30, 2016. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or six months ending June 30, 2016.

Intangible asset amortization expense recorded in operations was $1.3 million and $2.6 million, respectively, for the three month and six months ended June 30, 2016 compared to $1.3 million and $2.5 million for the respective periods in 2015. Amortization expense recorded in cost of subscription revenues was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2016, compared to $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2015. Additionally, we have capitalized approximately $0.3 million and $0.6 million of internally generated software development costs for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.2 million for the three and six months ended June 30, 2015, respectively.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

We recorded an income tax benefit of $0.2 million for both the three and six months ending June 30, 2016, representing effective tax rates of 2.7% and 1.6%, respectively. The difference in the effective tax rates compared to the federal statutory rate are due primarily to differences between the book and tax bases and accounting differences for certain long and indefinite lived intangible assets. We also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

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

NOTE F – RESTRUCTURING

During the quarter ended June 30, 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement is effective August 1, 2016 and coterminous with the prime lease agreement expiring on September 29, 2022. We recorded a restructuring charge of $1.2 million, which includes $0.8 million related to facilities and $0.4 million in severance costs. The restructuring charge for facilities is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements. We anticipate incurring an additional $0.1 million during the quarter ended September 30, 2016 for moving and other related costs. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one year lease agreement. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term office space. The severance costs of $0.4 million were incurred and paid during the period.

The following table summarizes restructuring activities for the six months ended June 30, 2016:

Balance at December 31, 2015	$-
Net charges	1,243
Elimination of deferred rent	778
Write down of fixed assets	(370)
Payments	(412)
Balance at June 30, 2016	1,239
Less current portion	(598)
Amounts due after one year	$641

The current portion of the restructuring liability reserve is recorded in accrued expense and other current liabilities and the balance in other liabilities (noncurrent) in the unaudited condensed consolidated balance sheets.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE G – DEBT

Debt consisted of the following as of the dates below (dollars in thousands):

	June 30,	December 31,
	2016	2015
Note payable to Crystal Financial LLC, with interest at LIBOR plus margin	$17,000	$-
Note payable to Silicon Valley Bank, repaid in 2016	-	19,349
Less long-term deferred financing costs	(973)	(440)
	16,027	18,909
Less current portion of long-term debt	-	(3,600)
Noncurrent portion of long-term debt	$16,027	$15,309

On March 9, 2016, we and certain of our wholly-owned, consolidated subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the Silicon Valley Bank (SVB) Loan Agreement and pay related transaction fees. We recorded a charge of $0.3 million to loss on extinguishment of debt for unamortized deferred financing costs related to the SVB Loan Agreement during the six months ended June 30, 2016.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $637,500 beginning September 1, 2017 with the balance due on the maturity date, if not otherwise repaid earlier by way of voluntary prepayments, or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At June 30, 2016, the applicable interest rate was 9.18%.

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

On July 29, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant relating to the maximum subscriber Churn and update the definition of Adjusted EBITDA. As a result of the amendment, we were in compliance with all covenants as of June 30, 2016.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE H – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share attributable to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. Diluted earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards is computed using the treasury stock method. The computation of diluted earnings per shares does not assume exercise of securities that would have an anti-dilutive effect on earnings. Dilutes (loss) per share is not presented separately because there are no adjustments to the numerator in calculating dilutive net loss per share and all potentially dilutive common stock equivalents would be antidilutive. The following table presents a reconciliation of the shares used in the calculation of basic and dilutive earnings per share and anti-dilutive equity based compensation awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding:
Basic	19,449	19,029	19,413	19,011
Dilutive effect of common stock equivalents	-	240	-	-
Diluted	19,449	19,269	19,413	19,011

Anti-dilutive equity-based compensation awards	2,158	850	2,158	1,773

NOTE I – LEASES, COMMITMENTS AND CONTINGENCIES

Capital Lease

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

In March 2016, we entered into a 60 month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease commenced in April 2016 and is accounted for as a capital lease. Future minimum capital lease payments and the present value of the net minimum lease payments for the capital leases as of June 30, 2015 are as follows (in thousands):

Total minimum lease payments	$1,384
Less amounts representing interest	(147)
Present value of future minimum lease payments	1,237
Less current portion	(198)
Amounts due after one year	$1,039

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Operating Leases

As disclosed in Note F – Restructuring, in June 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement is effective August 1, 2016 and coterminous with the prime lease agreement expiring on September 29, 2022. Rental income from the sublease will be $0.9 million annually plus 2.5% annual escalation, recorded as a reduction to rental expense in general and administrative expense. We also executed a one year lease agreement for temporary new corporate headquarters office space effective July 15, 2016. Annual rent expense will be $0.1 million through July 2017, also recorded in general and administrative expense. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term and lower cost office space.

NOTE J - FAIR VALUE MEASUREMENTS

We account for certain assets at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Assets measured at fair value on a recurring basis comprise only investments in short-term US Treasury Funds of $15.5 million as of December 31, 2015. The investments are classified as available for sale debt securities included in cash and cash equivalents in the consolidated balance sheets and are categorized as Level 1 measurements in the fair value hierarchy. We do not have any liabilities measured at fair value on a recurring basis.

The following table summarizes assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2016 (in thousands):

	Fair		Total
	Value	Level 3	Losses
April 1, 2016
Omnilink Reporting Unit
Indefinite lived trade names	$1,360	$1,360	$1,612
Goodwill	15,316	15,316	2,264
DIY Reporting Unit
Technology	146	146	81
Goodwill	1,441	1,441	215
Total nonrecurring fair value measurements	$18,263	$18,263	$4,172

See Note D – Goodwill and Intangible Assets for additional information.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In March 2015, the Financial Accounting Standards Board (FASB) issued guidance about simplifying the presentation of deferred financing costs. The guidance was intended to help clarify deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs were not affected. The guidance was effective January 1, 2016 and, in accordance with the guidance, $1.0 million of deferred financing costs is included in long-term debt as of June 30, 2016 and $0.4 million of deferred financing costs was reclassified from current and noncurrent other assets to the current and noncurrent portions of long-term debt as of December 31, 2015. See Note A – Summary of Significant Account Policies.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Recently Issued Accounting Guidance

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the effect that the updated standard will have on our financial statements, but expect the guidance will add modest volatility in our equity-based compensation expense, provision for income taxes, and net income (loss) due to recording award forfeitures as they occur instead of on the basis of assumed averages.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE L – SUBSEQUENT EVENTS

Operating Leases

We entered into agreements effective in July and August, 2016 to relocate our corporate headquarters. See Note F – Restructuring and Note I – Leases, Commitments and Contingencies.

Amended Debt Agreement

On July 29, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant related to the maximum subscriber Churn defined in the agreement, and update the definition of Adjusted EBITDA. See Note G – Debt.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring subscription revenues; the risk that we may not be able to remain in compliance with certain of our debt covenants; the risks that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenues and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.

Overview

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” the “Company” or “Numerex” refers to Numerex Corp. and subsidiaries.

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

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

During the quarter ended June 30, 2016, we had revenues of $17.6 million, and a net loss of $8.3 million; compared with revenues and net income of $25.7 million and $0.3 million, respectively, for the quarter ended June 30, 2015.

For the six months ended June 30, 2016, we had revenues of $35.7 million, and a net loss of $10.6 million; compared with revenues and a net loss of $47.3 million and $0.4 million, respectively, for the six months ended June 30, 2015.

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

Cost of sales for the three months ended June 30, 2016 include a significant increase in the provision for inventory reserves of $0.5 million, primarily as a result of the loss of an expected large sale of older 2G and other devices. The anticipated sale was not and is no longer expected to be completed, leading us to record the significant increase in the provision for inventory reserves.

We recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016. The Omnilink and Do-It-Yourself (DIY) product lines and reporting units did not generate results of operations consistent with our expectations and recent forecasts for the three months ended June 30, 2016. The lower operating results and future expectations for Omnilink are principally related to strategic changes and delays associated with the launch of a new personal tracking product line. We also continue to evaluate different strategic options for the DIY reporting unit. These factors were triggering events that indicated that it was more likely than not that the fair value of the Omnilink and DIY reporting units were less than their carrying amounts. We recorded non-cash impairment charges as of June 30, 2016 of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit, and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit. We will continue to assess the fair value of the reporting units if results of operations continue to not meet forecasts and additional impairment charges may be necessary in the future.

We recorded a restructuring charge of $1.2 million during the quarter ended June 30, 2016, including $0.8 million related to our corporate headquarter facilities and $0.4 million in severance costs incurred and paid during the period. We anticipate incurring an additional $0.1 million during the quarter ended September 30, 2016 for moving and other related costs and expect to have cash savings of $0.8 million under a new temporary lease agreement over the next 12 months.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

The following table sets forth selected financial data from our unaudited condensed consolidated statements of operations and comprehensive loss for the periods indicated along with the percentage change between periods (dollars in thousands):

	Three Months Ended June 30,				Change from
	2016		2015		2015 to 2016
Net revenues:
Subscription and support revenues	$14,810	84.1%	$16,721	65.2%	$(1,911)	-11.4%
Embedded devices and hardware	2,796	15.9%	8,932	34.8%	(6,136)	-68.7%
Total net revenues	17,606	100.0%	25,653	100.0%	(8,047)	-31.4%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,713	32.4%	6,471	25.2%	(758)	-11.7%
Embedded devices and hardware	2,854	16.2%	7,906	30.8%	(5,052)	-63.9%
Provision for inventory reserves	460	2.6%	136	0.5%	324	238.2%
Gross profit	8,579	48.7%	11,140	43.4%	(2,561)	-23.0%
Operating expenses:
Sales and marketing	3,270	18.6%	3,026	11.8%	244	8.1%
General and administrative	3,859	21.9%	3,672	14.3%	187	5.1%
Engineering and development	2,444	13.9%	2,201	8.6%	243	11.0%
Depreciation and amortization	1,677	9.5%	1,658	6.5%	19	1.1%
Impairment of goodwill and other other intangible assets	4,172	23.7%	-	0.0%	4,172	n/a
Restructuring charges	1,243	7.1%	-	0.0%	1,243	n/a
Operating (loss) income	(8,086)	-45.9%	583	2.3%	(8,669)	-1487.0%
Interest expense	460	2.6%	210	0.8%	250	119.0%
Other income, net	(22)	-0.1%	(37)	-0.1%	15	-40.5%
(Loss) income before income taxes	(8,524)	-48.4%	410	1.6%	(8,934)	-2179.0%
Income tax expense (benefit)	(234)	-1.3%	141	0.5%	(375)	-266.0%
Net (loss) income	$(8,290)	-47.1%	$269	1.0%	$(8,559)	-3181.8%
Adjusted EBITDA(1)	$627	3.6%	$3,410	13.3%	$(2,783)	-81.6%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenues decreased $8.0 million, or 31.4%, for the three months ended June 30, 2016 to $17.6 million from $25.7 million for the same period in 2015. The decrease is primarily attributable to a strategic shift in how we sell our products and services. During the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications, and platform while moving away from the sale of individual components – especially hardware only.

Subscription and support revenues decreased $1.9 million, or 11.4%, to $14.8 million from $16.7 million in 2015. The decrease reflects losses associated with network customers’ 2G conversions stemming from a period of time in which we did not have a competitive offering. Pricing has remained consistent year over year for similar services, although current period revenues also include higher value services. The decrease in embedded devices and hardware revenues is attributed to the shift to the integrated managed service subscription offerings. In addition, sales to our historically largest hardware only customer decreased to $0.1 million for the three months ended June 30, 2016 compared to record sales of $5.0 million for the same period in 2015.

Direct cost of revenues for the three months ended June 30, 2016 decreased $5.5 million, or 37.8%, to $9.0 million compared to $14.5 million for the same period in 2015. Direct cost of subscription and support revenues decreased $0.8 million, or 11.7%, to $5.7 million for the three months ended June 30, 2016 compared to $6.5 million for the same period in 2015. Subscription and support revenues less direct costs were $9.1 million, or 61.4% of corresponding revenues for the three months ended June 30, 2016 compared to $10.3 million, or 61.3% for the three months ended June 30, 2015. In addition to lower direct costs associated with lost 2G conversions, we also had a larger proportional decrease in direct cost of subscription and support due in part to lower negotiated network and carrier costs and our strategic efforts to sell higher margin integrated managed services. Direct cost of subscription and support revenues include $0.3 million and $0.2 million of depreciation and amortization for the three months ended June 30, 2016 and 2015, respectively.

Direct cost of revenue for embedded devices and hardware, excluding provision for inventory reserves, decreased $5.1 million, or 63.9%, to $2.9 million for the three months ended June 30, 2016 compared to $7.9 million for the three months ended June 30, 2015. Embedded devices and hardware revenue less direct costs was $(0.1) million, or (2.1)% of embedded devices and hardware revenue for the three months ended June 30, 2016 compared to $1.0 million, or 11.5% of embedded devices and hardware revenue for the three months ended June 30, 2015, resulting from the decrease in hardware only sales to our historically largest hardware only customer. The overall decrease in direct costs is due to lower corresponding revenues related to our strategic move away from hardware only sales.

Cost of sales for the three months ended June 30, 2016 include a significant increase in the provision for inventory reserves of $0.5 million. We entered into new and amended agreements with wireless carriers in September 2015 that made adding 2G devices to wireless networks financially unfavorable under most circumstances. As a result of these agreements, we performed a lower of cost or market analysis leading to the increased reserve related to older 2G cellular telecommunication devices during the quarter ended September 30, 2015, net of what we believed was saleable in limited markets. At the time of filing our quarterly report for the quarter ended March 31, 2016, we anticipated subsequently completing a large sale of older 2G and other devices. The anticipated sale was not and is no longer expected to be completed, leading us to record the significant increase in the provision for inventory reserves.

Total gross profit for the three months ended June 30, 2016 decreased $2.6 million, or 23.0% to $8.6 million compared to $11.1 million for the same period in 2015.

Sales and marketing expense increased $0.2 million, or 8.1%, for the three months ended June 30, 2016 to $3.3 million compared to $3.0 million for the same period in 2015. The increase is primarily attributable to higher sales commissions due to more sales personnel with guaranteed commissions during the three months ended June 30, 2016.

General and administrative expense increased $0.2 million, or 5.1%, to $3.9 million for the three months ended June 30, 2016, compared to $3.7 million for the same period in 2015. The increase is driven primarily by recruiting costs and equity-based compensation expense.

Engineering and development expenses increased $0.2 million, or 11.0%, to $2.4 million for the three months ended June 30, 2016, compared to $2.2 million for the three months ended June 30, 2015. The increase is primarily attributable to an increase in contract labor. We are increasing our use of more agile, off-shore resources and incurred some overlapping costs during the three months ended June 30, 2016 compared to the same period in the prior year. We may experience additional volatility in contract labor and overall engineering and development costs in the future as our business and operating needs evolve.

Depreciation and amortization expense remained consistent at $1.7 million for the three months ended June 30, 2016 and 2015.

We recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016. The Omnilink and Do-It-Yourself (DIY) product lines and reporting units did not generate results of operations consistent with our expectations and recent forecasts for the three months ended June 30, 2016. The lower operating results and future expectations for Omnilink are principally related to strategic changes and delays associated with the launch of a new personal tracking product line. We also continue to evaluate different strategic options for the DIY reporting unit. These factors were triggering events that indicated that it was more likely than not that the fair value of the Omnilink and DIY reporting units were less than their carrying amounts. As a result, we performed initial assessments of goodwill for impairment, along with other intangible assets of the reporting units, in the period ended June 30, 2016.

We estimated the fair value of the reporting units using a combination of market and income approaches and concluded that the estimated fair value of the Omnilink and DIY reporting units were less than their carrying values. We assessed the implied fair value of goodwill in the same manner as if we were acquiring the reporting units in a business combination. Specifically, we allocated the estimated fair value of the reporting units to all of the assets and liabilities of those units, including any unrecognized intangible assets, in a hypothetical calculation, referred to as Step Two. We assessed the amortizing long-lived assets for impairment based on undiscounted cash flows and concluded that, with the exception of DIY technology, the carrying values of other amortizing long-lived assets and intangible assets were recoverable.

Based on Step Two calculations, we recorded non-cash impairment charges as of June 30, 2016 of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit.

During the quarter ended June 30, 2016, we recorded a restructuring charge of $1.2 million, which includes $0.8 million related to facilities and $0.4 million in severance costs. The restructuring charge for facilities is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements. We anticipate incurring an additional $0.1 million during the quarter ended September 30, 2016 for moving and other related costs. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one year lease agreement. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term office space. The severance costs of $0.4 million were incurred and paid during the period.

Interest expense increased $0.3 million, or 119.0%, to $0.5 million for the three months ended June 30, 2016, compared to $0.2 million for the same period in 2015 due to a higher interest rate on our loan agreement having deferred principal payments and imputed interest expense on a new $1.2 million capital lease for computer equipment, software and other related assets.

We recorded an income tax benefit of $0.2 million for the three months ended June 30, 2016, compared to a provision for income tax expense of $0.1 million for the same period in 2015. The effective tax rates were (2.6)% and 34.3% for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the difference in the effective tax rate compared to the federal statutory rate is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. The effective tax rate for the three months ended June 30, 2015 differed from the federal statutory rate as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

Six Months Ended June 30, 2016 and 2015

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,				Change from
	2016		2015		2015 to 2016
Net revenues:
Subscription and support revenues	$29,794	83.6%	$33,250	70.3%	$(3,456)	-10.4%
Embedded devices and hardware	5,862	16.4%	14,080	29.7%	(8,218)	-58.4%
Total net revenues	35,656	100.0%	47,330	100.0%	(11,674)	-24.7%
Cost of revenue, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	11,414	32.0%	13,190	27.9%	(1,776)	-13.5%
Embedded devices and hardware	5,945	16.7%	12,624	26.7%	(6,679)	-52.9%
Provision for inventory reserves	487	1.4%	271	0.6%	216	79.7%
Gross profit	17,810	49.9%	21,245	44.9%	(3,435)	-16.2%
Operating expenses:
Sales and marketing	6,215	17.4%	6,089	12.9%	126	2.1%
General and administrative	7,988	22.4%	7,601	16.1%	387	5.1%
Engineering and development	4,691	13.2%	4,494	9.5%	197	4.4%
Depreciation and amortization	3,335	9.4%	3,312	7.0%	23	0.7%
Impairment of goodwill and other other intangible assets	4,172	11.7%	-	0.0%	4,172	n/a
Restructuring charges	1,243	3.5%	-	0.0%	1,243	n/a
Operating loss	(9,834)	-27.6%	(251)	-0.5%	(9,583)	3817.9%
Interest expense	727	2.0%	415	0.9%	312	75.2%
Loss on extinguishment of debt	290	0.8%	-	0.0%	290	n/a
Other income, net	(65)	-0.2%	(69)	-0.1%	4	-5.8%
Loss before income taxes	(10,786)	-30.3%	(597)	-1.3%	(10,189)	1706.7%
Income tax (benefit)	(170)	-0.5%	(245)	-0.5%	75	-30.6%
Net loss	$(10,616)	-29.8%	$(352)	-0.7%	$(10,264)	2915.9%
Adjusted EBITDA(1)	$1,484	4.2%	$5,694	12.0%	$(4,210)	-73.9%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenues decreased $11.7 million, or 24.7%, for the six months ended June 30, 2016 to $35.7 million from $47.3 million for the same period in 2015. The decrease is primarily attributable to a strategic shift in how we sell our products and services. During the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications, and platform while moving away from the sale of individual components – especially hardware only.

Subscription and support revenues decreased $3.5 million, or 10.4%, to $29.8 million from $33.3 million in 2015. The decrease reflects losses associated with network customers’ 2G conversions stemming from a period of time in which we did not have a competitive offering. Pricing has remained consistent year over year for similar services, although current period revenues also include higher value services. The decrease in embedded devices and hardware revenues is attributed to the shift to the integrated managed service subscription offerings. In addition, sales to our historically largest hardware only customer decreased to $0.4 million for the six months ended June 30, 2016 compared to $7.4 million for the same period in 2015.

Direct cost of revenues for the six months ended June 30, 2016 decreased $8.2 million, or 31.6%, to $17.8 million compared to $26.1 million for the same period in 2015. Direct cost of subscription and support revenues decreased $1.8 million, or 13.5%, to $11.4 million for the six months ended June 30, 2016 compared to $13.2 million for the same period in 2015. Subscription and support revenues less direct costs were $18.4 million, or 61.7% of corresponding revenues for the six months ended June 30, 2016 compared to $20.1 million, or 60.3% for the six months ended June 30, 2015. In addition to lower direct costs associated with lost 2G conversions, we also had a larger proportional decrease in direct cost of subscription and support due in part to lower negotiated network and carrier costs and our strategic efforts to sell higher margin integrated managed services. Direct cost of subscription and support revenues include $0.6 million and $0.5 million of depreciation and amortization for the six months ended June 30, 2016 and 2015, respectively.

Direct cost of revenue for embedded devices and hardware, excluding provision for inventory reserves, decreased $6.7 million, or 52.9%, to $5.9 million for the six months ended June 30, 2016 compared to $12.6 million for the six months ended June 30, 2015. Embedded devices and hardware revenue less direct costs was $(0.1) million, or (1.4)% of embedded devices and hardware revenue for the six months ended June 30, 2016 compared to $1.5 million, or 10.3% of embedded devices and hardware revenue for the six months ended June 30, 2015, resulting from the decrease in hardware only sales to our historically largest hardware only customer. The overall decrease in direct costs is due to lower corresponding revenues related to our strategic move away from hardware only sales. Embedded devices and hardware revenue also declined as we focus on integrated managed services solutions.

Cost of sales for the six months ended June 30, 2016 include a significant increase in the provision for inventory reserves of $0.5 million. As described above, we entered into new and amended agreements with wireless carriers in September 2015 that made adding 2G devices to wireless networks financially unfavorable under most circumstances. As a result of these agreements, we performed a lower of cost or market analysis leading to the increased reserve related to older 2G cellular telecommunication devices during the quarter ended September 30, 2015, net of what we believed was saleable in limited markets. At the time of filing our quarterly report for the quarter ended March 31, 2016, we anticipated subsequently completing a large sale of older 2G and other devices. The anticipated sale was not and is no longer expected to be completed, leading us to record the significant increase in the provision for inventory reserves.

Total gross profit for the six months ended June 30, 2016 decreased $3.4 million, or 16.2% to $17.8 million compared to $21.2 million for the same period in 2015.

Sales and marketing expense of $6.2 million for the six months ended June 30, 2016 was consistent with $6.1 million in the same period in 2015. The year over year increase as a percentage of total net revenue is primarily attributable to higher sales commissions due to more sales personnel with guaranteed commissions during the six months ended June 30, 2016.

General and administrative expense increased $0.4 million, or 5.1%, to $8.0 million for the six months ended June 30, 2016, compared to $7.6 million for the same period in 2015. The increase is driven primarily by recruiting costs and equity-based compensation expense.

Engineering and development expenses increased $0.2 million, or 4.4%, to $4.7 million for the six months ended June 30, 2016, compared to $4.5 million for the six months ended June 30, 2015. The increase is primarily attributable to an increase in contract labor. We are increasing our use of more agile, off-shore resources and incurred some overlapping costs during the six months ended June 30, 2016 compared to the same period in the prior year. We may experience additional volatility in contract labor and overall engineering and development costs in the future as our business and operating needs evolve.

Depreciation and amortization expense remained consistent at $3.3 million for the six months ended June 30, 2016 and 2015.

We recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016.

As described above, the Omnilink and Do-It-Yourself (DIY) product lines and reporting units did not generate results of operations consistent with our expectations and recent forecasts for the three months ended June 30, 2016. The lower operating results and future expectations for Omnilink are principally related to strategic changes and delays associated with the launch of a new personal tracking product line. We also continue to evaluate different strategic options for the DIY reporting unit. These factors were triggering events that indicated that it was more likely than not that the fair value of the Omnilink and DIY reporting units were less than their carrying amounts. As a result, we performed initial assessments of goodwill for impairment, along with other intangible assets of the reporting units, in the period ended June 30, 2016. We recorded non-cash impairment charges as of June 30, 2016 of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit, and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit.

Also as described above, during the quarter ended June 30, 2016, we recorded a restructuring charge of $1.2 million, which includes $0.8 million related to facilities and $0.4 million in severance costs. The restructuring charge for facilities is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements. We anticipate incurring an additional $0.1 million during the quarter ended September 30, 2016 for moving and other related costs. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one year lease agreement. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term office space. The severance costs of $0.4 million were incurred and paid during the period.

Interest expense increased $0.3 million, or 75.2%, to $0.7 million for the six months ended June 30, 2016, compared to $0.4 million for the same period in 2015 due to a higher interest rate on our loan agreement having deferred principal payments and imputed interest expense on a new $1.2 million capital lease for computer equipment, software and other related assets.

We recorded an income tax benefit of $0.2 million for both the six three month periods ended June 30, 2016 and 2015. The effective tax rates were 1.5% and 41.0% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the difference in the effective tax rate compared to the federal statutory rate is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. The effective tax rate for the six months ended June 30, 2015 differed from the federal statutory rate primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

Segment Information

We have one reportable segment, providing interactive and on-demand Machine to Machine (M2M) enterprise solutions enabling the Internet of Things (IoT).

Non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization expenses (EBITDA) and Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe EBITDA and Adjusted EBITDA are useful to and used by our lender, investors, and other users of the financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods.

We believe that:

•	EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest, income tax, and depreciation and amortization expenses, which can vary substantially from company-to-company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•	Investors commonly adjust EBITDA information to eliminate the effect of equity-based compensation and other unusual or infrequently occurring items which vary widely from company-to-company and impair comparability.

We use EBITDA and Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in communications with the board of directors, analysts and investors concerning our financial performance; and

•	in communications with our lender, as the financial covenants in our debt agreement require minimum adjusted EBITDA for the trailing 12 months ranging between $3.7 million and $14.0 million per quarter.

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

EBITDA is calculated by adding depreciation and amortization expense, impairment of non-current assets, interest expense, other net non-operating expense and income tax expense and subtracting other net non-operating income and income tax benefit to net (loss) income. Adjusted EBITDA is calculated by excluding the effect of equity-based compensation and additional non-cash and other charges from the calculation of EBITDA. Management believes that this measure provides additional relevant and useful information to investors and other users of our financial data, including our lender, in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.

We believe that excluding depreciation and amortization expenses of property, equipment and intangible assets to calculate EBITDA and Adjusted EBITDA provides supplemental information and an alternative presentation that is useful to our lender and investors’ understanding of our core operating results and trends. Not only are depreciation and amortization expenses based on historical costs of assets that may have little bearing on present or future replacement costs, but also they are based on our estimates of remaining useful lives.

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

Adjusted EBITDA excludes restructuring, non-cash and other charges including a provision for inventory reserves, executive severance and recruiting fees, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs. We believe that these costs are infrequent costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(8,290)	$269	$(10,616)	$(352)
Depreciation and amortization expense	2,005	1,901	3,969	3,782
Impairment of goodwill and other intangible assets	4,172	-	4,172	-
Interest expense and other non-operating expense, net	438	173	952	346
Income tax (benefit) expense	(234)	141	(170)	(245)
EBITDA (non-GAAP)	(1,909)	2,484	(1,693)	3,531
Equity-based compensation expense	830	797	1,451	1,581
Restructuring, non-cash and other charges	1,706	129	1,726	582
Adjusted EBITDA (non-GAAP)	$627	$3,410	$1,484	$5,694

Depreciation and amortization expense in the table above includes $0.3 million and $0.2 million for the three ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.5 million, for the six months ended June 30, 2015, respectively, recorded in cost of revenue. As noted above, restructuring, non-cash and other charges include $1.2 million in restructuring charges for the three and six months ended June 30, 2016 with the balance of the charges for a provision for inventory reserves, executive severance and recruiting fees, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs.

Liquidity and Capital Resources

We use cash generated to support our operations and to fund new product development, upgrades to our technology and to invest in new businesses. During the six months ended June 30, 2016, unrestricted cash balances decreased $6.3 million, with cash on hand used to pay $3.2 million of principal on outstanding long-term debt and associated deferred financing costs for the new debt agreement. We believe that our sources of funds, principally from operations and cash on hand, are sufficient to meet ongoing operations and investing requirements. If we fail to meet the financial covenants contained in our loan agreement, any outstanding obligations under the loan agreement may be accelerated and we may not have sufficient funds available for mandatory repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

We had working capital of $14.2 million as of June 30, 2016, compared to $17.6 million as of December 31, 2015. We had unrestricted cash balances of $9.9 million and $16.2 million as of June 30, 2016 and December 31, 2015, respectively. Days sales outstanding increased from 44 to 49 days from December 31, 2015 to June 30, 2016 and inventory days on hand increased from 120 to 156 days for the same period. We are making efforts to reduce both of these metrics to increase cash on hand and cash from operating activities. Days payable outstanding also increased from 84 to 103 days from December 31, 2015 to June 30, 2016. We expect days payable outstanding to decrease along with improvements to days sales outstanding and inventory days on hand.

Net cash used in operating activities for the six months ended June 30, 2016 was $1.4 million compared with net cash provided by operating activities of $3.2 million for the six months ended June 30, 2015. The decrease in cash provided by operations is primarily a result of our net loss for the period, net of adjustments to reconcile net loss to net cash (used in) provided by operating activities. The use of cash during the six months ended June 30, 2016 for the increase in accounts receivable is due to timing of sales during the period. Inventory, net of reserves decreased $1.1 million to $6.5 million as of June 30, 2016. The net decrease during the six months ended June 30, 2016 includes transfers of $1.5 million of inventory to monitoring equipment as part of our managed services business and an increase of $0.5 million primarily related to a build up for a recent new product launch. We also disposed of $0.7 million of fully reserved inventory during the six months ended June 30, 2016.

Net cash used in investing activities for the six months ended June 30, 2016 was $1.8 million, representing cash expenditures of $0.5 million for tangible assets and $1.3 million for purchased software and capitalization of internally developed software.

Net cash used in financing activities for the three-month period ended June 30, 2016 was $3.2 million, primarily for net cash on hand used to repay the Silicon Valley Bank (SVB) debt and payment of deferred financing costs for the new debt agreement.

On March 9, 2016, we and certain of our wholly-owned, consolidated subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the SVB Loan Agreement and pay related transaction fees. We recorded a charge of $0.3 million to loss on extinguishment of debt for unamortized deferred financing costs related to the SVB Loan Agreement during the six months ended June 30, 2016.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $637,500 beginning September 1, 2017 with the balance due on the maturity date, if not otherwise repaid earlier by way of voluntary prepayments, or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At June 30, 2016, the applicable interest rate was 9.18%.

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

On July 29, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant related to the maximum subscriber Churn and update the definition of Adjusted EBITDA. As a result of the amendment, we were in compliance with all covenants as of June 30, 2016.

In March 2016, we entered into a 60 month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease commenced in April 2016 and is accounted for as a capital lease, reflecting the corresponding assets and related obligations in the subsequent balance sheet.

In June 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement is effective August 1, 2016 and coterminous with the prime lease agreement expiring on September 29, 2022. Rental income from the sublease will be $0.9 million annually plus 2.5% annual escalation, recorded as a reduction to rental expense in general and administrative expense. We also executed a one year lease agreement for temporary new corporate headquarters office space effective July 15, 2016. Annual rent expense will be $0.1 million through July 2017, also recorded in general and administrative expense. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term and lower cost office space.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency. We held $0.1 million and $0.5 million in foreign bank accounts at June 30, 2016 and December 31, 2015, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive loss and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the three months ended June 30, 2016 or fiscal year ended December 31, 2015.

Interest Rate Risk

We are exposed to changes in interest rates on our long term debt that carries variable rate interest. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at June 30, 2016. Steps being undertaken to remediate these weaknesses are discussed below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total	Average	Total shares purchased	Maximum number of shares
	shares	price paid	as part of publicly	that may yet be purchased
Period	purchased	per share	announced programs	under the plans of the program

April 1-30*	3,651	$6.02	n/a	n/a
Total	3,651	$6.02	n/a	n/a

* All purchases are shares of Class A Common Stock repurchased in connection with employee equity-based compensation under the Numerex Corp. 2006 Long Term Incentive Plan, as amended, to satisfy employee payroll tax withholding obligations. These shares were not repurchased pursuant to publicly announced plans or programs. Numerex does not have a publicly announced plan or program to repurchase its equity securities.

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Mine Safety Disclosures.

None - not applicable.

Item 5.	Other Information.

On July 29, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant related to the maximum subscriber Churn as defined in the Crystal Loan Agreement and update the definition of Adjusted EBITDA. See Note G – Debt.

The foregoing description of the Crystal Loan Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which is included as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit
Number	Description

10.1	First Amendment To Term Loan Agreement dated July 29, 2016 by and among Numerex Corp. and Crystal Finance LLC, as Term Agent

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended June 30, 2016 and (v) Unaudited Condensed Notes to Consolidated Financial Statements*

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

NUMEREX CORP.
(Registrant)

August 4, 2016	/s/ Marc Zionts
Marc Zionts
Chief Executive Officer

August 4, 2016	/s/ Kenneth L. Gayron
Kenneth L. Gayron
Chief Financial Officer and
Principal Financial and Accounting Officer

