Form 10-Q
period 2016-09-30
NUMEREX CORP /PA/
filed 2016-11-07
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☑

As of October 28, 2016, 19,583,392 shares of the registrant's Class A common stock, no par value (being the registrant's only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

2

NUMEREX CORP. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,824	$16,237
Restricted cash	221	-
Accounts receivable, less allowance for doubtful accounts of $743 and $618	9,353	9,237
Financing receivables, current	1,877	1,780
Inventory, net of reserves	6,339	7,617
Prepaid expenses and other current assets	1,838	1,887
Deferred tax assets, current	603	603
TOTAL CURRENT ASSETS	30,055	37,361

Financing receivables, less current portion	2,090	2,330
Property and equipment, net of accumulated depreciation and amortization	6,136	4,795
Software, net of accumulated amortization	6,118	7,146
Other intangible assets, net of accumulated amortization	12,879	15,722
Goodwill	40,945	43,424
Other assets	849	409
TOTAL ASSETS	$99,072	$111,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,572	$11,390
Accrued expenses and other current liabilities	3,777	2,864
Deferred revenues	1,563	1,942
Current maturities of long-term debt, net of debt issuance costs	638	3,600
Current obligations under capital lease	257	-
TOTAL CURRENT LIABILITIES	17,807	19,796

Long-term debt, net of debt issuance costs, less current maturities	15,456	15,309
Obligations under capital lease, noncurrent	980	-
Deferred tax liabilities, noncurrent	1,416	1,595
Other liabilities	1,528	1,891
TOTAL LIABILITIES	37,187	38,591

COMMITMENTS AND CONTINGENCIES (NOTE H)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 20,910 and 20,652 issued; 19,583 and 19,177 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	104,568	102,108
Treasury stock, at cost, 1,326 and 1,316 shares	(5,466)	(5,444)
Accumulated other comprehensive loss	(105)	(117)
Accumulated deficit	(37,112)	(23,951)
TOTAL SHAREHOLDERS' EQUITY	61,885	72,596
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,072	$111,187

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues:
Subscription and support revenues	$14,388	$15,624	$44,183	$48,874
Embedded devices and hardware	3,024	7,710	8,886	21,791
Total net revenues	17,412	23,334	53,069	70,665
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,828	6,538	17,242	19,728
Embedded devices and hardware	3,082	6,958	9,027	19,582
Inventory reserves	27	1,277	514	1,547
Impairment of other asset	-	1,275	-	1,275
Gross profit	8,475	7,286	26,286	28,533
Operating expenses:
Sales and marketing	3,229	3,047	9,444	9,136
General and administrative	3,280	4,507	11,269	12,108
Engineering and development	2,229	2,201	6,920	6,695
Depreciation and amortization	1,658	2,100	4,992	5,411
Impairment of goodwill and other intangible assets	-	1,250	4,172	1,250
Restructuring charges	276	-	1,520	-
Operating loss	(2,197)	(5,819)	(12,031)	(6,067)
Interest expense	469	188	1,196	604
Loss on extinguishment of debt	-	-	290	-
Other income, net	(33)	(31)	(99)	(100)
Loss before income taxes	(2,633)	(5,976)	(13,418)	(6,571)
Income tax (benefit) expense	(87)	10,404	(257)	10,159
Net loss	(2,546)	(16,380)	(13,161)	(16,730)
Other items of comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	1	30	12	47
Comprehensive loss	$(2,545)	$(16,350)	$(13,149)	$(16,683)

Loss per share:
Basic	$(0.13)	$(0.86)	$(0.68)	$(0.88)
Diluted	$(0.13)	$(0.86)	$(0.68)	$(0.88)
Weighted average shares outstanding used in per share calculation
Basic	19,542	19,137	19,456	19,053
Diluted	19,542	19,137	19,456	19,053

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2016	20,652	$102,108	$(5,444)	$(117)	$(23,951)	$72,596
Equity-based compensation expense	-	2,202	-	-	-	2,202
Exercises, vesting and other equity-based compensation plan activity, net	257	250	(22)	-	-	228
Issuance of common shares for services	1	8	-	-	-	8
Translation adjustment	-	-	-	12	-	12
Net loss	-	-	-	-	(13,161)	(13,161)
Balance at September 30, 2016	20,910	$104,568	$(5,466)	$(105)	$(37,112)	$61,885

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,161)	$(16,730)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,997	6,163
Impairment of goodwill and other assets	4,172	2,525
Non-cash restructuring charges	345	-
Equity-based compensation expense	2,202	2,319
Loss on extinguishment of debt	290	-
Deferred income taxes	(268)	10,147
Bad debt expense	327	400
Inventory reserves	514	1,547
Other non-cash expense	138	63
Changes in assets and liabilities:
Accounts and financing receivables	(303)	(1,898)
Inventory, net	(1,323)	(861)
Accounts payable	427	(31)
Deferred revenue	(554)	231
Other	394	249
Net cash (used in) provided by operating activities	(803)	4,124
Cash flows from investing activities:
Purchases of property and equipment	(789)	(1,984)
Capitalized software development and purchases of software	(1,662)	(3,314)
Net cash used in investing activities	(2,451)	(5,298)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	-
Principal payments on debt	(19,349)	(3,313)
Principal payments on capital lease obligations	-	(148)
Exercises, vesting and other equity-based compensation plan activity, net	486	138
Payment of taxes on equity-based awards	(258)	(291)
Deferred financing costs paid	(1,038)	-
Net cash used in financing activities	(3,159)	(3,614)
Net decrease in cash and cash equivalents	(6,413)	(4,788)
Cash and cash equivalents at beginning of period	16,237	17,270
Cash and cash equivalents at end of period	$9,824	$12,482
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,047	$513
Net cash paid for income taxes	6	70
Disclosure of non-cash operating, investing and financing activities:
Capital expenditures in accounts payable	196	203
Fixed assets acquired under a capital lease	1,237	-
Transfers of inventory to equipment for managed services	2,087	1,064

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ:NMRX) is a leading provider of managed enterprise solutions enabling the Internet of Things (IoT). The Company's solutions produce new revenue streams or create operating efficiencies for its customers. Numerex provides its technology and services through its integrated platforms, which are generally sold on a subscription basis. The Company offers a portfolio of managed end-to-end IoT solutions including smart devices, network connectivity and service applications capable of addressing the needs of a wide spectrum of vertical markets and industrial customers. The Company's mission is to empower enterprise operations with world-class, managed IoT solutions that are simple, innovative, scalable, and secure. Numerex is ISO 27001 information security-certified, highlighting the Company's focus on data security, service reliability and around-the-clock support of its customers. Foreign operations were not significant to us for the three and nine months ended September 30, 2016 or 2015.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of September 30, 2016 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2015 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 which includes information and disclosures not included in this quarterly report.

Estimates and Assumptions

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016 or any future periods.

Restricted Cash

As of September 30, 2016, cash of $0.2 million was held in escrow related to certain vendor obligations as a result of entering into our new loan agreement. See Note G – Debt. There was no restricted cash at December 31, 2015.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Reclassifications

As a result of the adoption of a recent accounting pronouncement, see Note K – Recent Accounting Pronouncements, the balance sheet as of December 31, 2015 reflects the following reclassifications (dollars in thousands):

	Historical	Reclassi-
	Presentation	fication	As Adjusted
Prepaid expenses and other current assets	$2,037	$(150)	$1,887
Other assets	699	(290)	409

Current portion of long-term debt	3,750	(150)	3,600
Long-term debt, less current portion	15,599	(290)	15,309

NOTE B – INVENTORY

Inventory consisted of the following as of the dates below (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$1,553	$1,903
Finished goods	7,206	8,420
Inventory reserves	(2,420)	(2,706)
	$6,339	$7,617

During the nine months ended September 30, 2016, we transferred $2.1 million of inventory to monitoring equipment within property and equipment and disposed of $0.8 million of fully reserved inventory.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer, network and other equipment	$8,759	$7,150
Monitoring equipment	5,102	3,015
Furniture and fixtures	486	888
Leasehold improvements	265	374
Total property and equipment	14,612	11,427
Accumulated depreciation and amortization	(8,476)	(6,632)
	$6,136	$4,795

We entered into an agreement effective August 1, 2016 to sublease the office space formerly occupied by our corporate headquarters that included all furniture and fixtures. We recorded a $0.4 million non-cash charge for the estimated net book value of the furniture and fixtures as of August 1, 2016, the cease-use date. See Note F – Restructuring.

During the nine months ended September 30, 2016, we transferred $2.1 million of inventory to monitoring equipment as part of our managed services business.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment Charges

During the second quarter of 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested for impairment as a result of lower operating results, which are related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective units to its fair value based on a discounted cash flow analysis. Based on our assessment, we determined that the fair value of these reporting units were less than the respective carrying value and goodwill was impaired, and we recorded $4.2 million in impairment charges. Such charges related to trade names, technology and goodwill as of September 30, 2016, and are summarized as follows:

Changes in the effected carrying values are summarized as follows (in thousands):

	Omnilink		DIY		Total
	Trade Names	Goodwill	Technology	Goodwill	Impairment
January 1, 2016	$2,972	$17,580	$245	$1,656
Amortization	-	-	(27)	-
Impairment	(1,612)	(2,264)	(81)	(215)	$(4,172)
September 30, 2016	$1,360	$15,316	$137	$1,441

There were no impairment charges recorded during the quarter ended September 30, 2016.

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of September 30, 2016				As of December 31, 2015
		Gross			Gross
	Remaining	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Useful Lives	Amount	Amortization	Value	Amount	Amortization	Value
Purchased and developed software	1.8	$16,736	$(12,051)	$4,685	$15,399	$(9,503)	$5,896
Software in development	n/a	1,433	-	1,433	1,250	-	1,250
Total software		18,169	(12,051)	6,118	16,649	(9,503)	7,146
Licenses	2.9	13,215	(12,442)	773	13,215	(12,167)	1,048
Customer relationships	7.7	8,167	(2,852)	5,315	8,167	(2,285)	5,882
Technologies	11.2	4,316	(829)	3,487	4,316	(595)	3,721
Patents and trademarks	1.9	4,296	(2,352)	1,944	4,236	(2,137)	2,099
Trade names	Indefinite	1,360	-	1,360	2,972	-	2,972
Total other intangible assets		31,354	(18,475)	12,879	32,906	(17,184)	15,722
		$49,523	$(30,526)	$18,997	$49,555	$(26,687)	$22,868

Remaining useful lives in the preceding table were calculated on a weighted average basis as of September 30, 2016. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or nine months ending September 30, 2016.

Intangible asset amortization expense recorded in operations was $1.3 million and $3.8 million, respectively, for the three month and nine months ended September 30, 2016 compared to $1.3 million and $3.8 million for the respective periods in 2015. Amortization and depreciation expense recorded in cost of subscription revenues was $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2016, compared to $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2015. Additionally, we have capitalized approximately $0.5 million and $1.1 million of internally generated software development costs for the three and nine months ended September 30, 2016, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

We recorded an income tax benefit of $0.1 million and $0.3 million for the three and nine months ending September 30, 2016, respectively, representing effective tax rates of 3.3% and 1.9%, respectively. The difference in the effective tax rates compared to the federal statutory rate are due primarily to differences between the book and tax bases and accounting differences for certain long and indefinite lived intangible assets. We also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

We recorded a provision for income tax expense of $10.4 million for the three months ended September 30, 2015 and income tax expense of $10.2 million for the nine months ended September 30, 2015. The effective tax rates were 174.1% and 154.6% for the three and nine months ended September 30, 2015, respectively. The effective tax rates for the three months and nine months ended September 30, 2015 differed from the federal statutory rate applied to income and losses before income taxes primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2013 through 2015 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE F – RESTRUCTURING

In 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement is effective August 1, 2016 and is coterminous with the prime lease agreement expiring on September 29, 2022. We recorded a restructuring charge of $1.5 million, which includes $0.8 million related to facilities and $0.7 million in severance costs for the nine months ended September 30, 2016. Of this $1.5 million charge, $1.2 million was recorded during the three months ended June 30, 2016, related to severance and facility charges, and $0.3 million was recorded for the three months ended September 30, 2016, related to severance. The restructuring charge for facilities of $0.8 million is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements, as well as moving costs. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one-year lease agreement. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term office space.

NOTE G – DEBT

Debt consisted of the following as of the dates below (dollars in thousands):

	September 30,	December 31,
	2016	2015
Note payable to Crystal Financial LLC, with interest at LIBOR plus margin	$17,000	$-
Note payable to Silicon Valley Bank, repaid in 2016	-	19,349
Less long-term deferred financing costs	(906)	(440)
	16,094	18,909
Less current portion of long-term debt	(638)	(3,600)
Noncurrent portion of long-term debt	$15,456	$15,309

On March 9, 2016, we and certain of our wholly-owned, consolidated subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the Silicon Valley Bank (SVB) Loan Agreement and pay related transaction fees. We recorded a charge of $0.3 million to loss on extinguishment of debt for unamortized deferred financing costs related to the SVB Loan Agreement during the nine months ended September 30, 2016.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $0.6 million beginning September 1, 2017 with the balance due on the maturity date, if not otherwise repaid earlier by way of voluntary prepayments, or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At September 30, 2016, the applicable interest rate was 9.35%.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

On July 29, 2016 and November 3, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant relating to the maximum subscriber Churn and update the definition of Adjusted EBITDA. As a result of the amendments, we were in compliance with all covenants as of September 30, 2016.

NOTE H – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share attributable to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. Diluted earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards is computed using the treasury stock method. The computation of diluted earnings per shares does not assume exercise of securities that would have an anti-dilutive effect on earnings. Diluted (loss) per share is not presented separately because there are no adjustments to the numerator in calculating dilutive net loss per share and all potentially dilutive common stock equivalents would be antidilutive. The following table presents a reconciliation of the shares used in the calculation of basic and dilutive earnings per share and anti-dilutive equity based compensation awards (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding
Basic	19,542	19,137	19,456	19,053
Dilutive effect of common stock equivalents	-	-	-	-
Total	19,542	19,137	19,456	19,053

Anti-dilutive equity-based compensation awards	1,571	2,294	1,576	2,294

NOTE I – LEASES, COMMITMENTS AND CONTINGENCIES

Capital Lease

We record leases in which we have substantially all the benefits and risks of ownership as capital leases and all other leases as operating leases. For leases determined to be capital leases, we record the assets held under capital lease and related obligations at lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. We amortize the underlying assets over the expected life of the assets if we will retain title to the assets at the end of the lease term; otherwise we amortize the asset over the term of the lease.

In March 2016, we entered into a 60-month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease commenced in April 2016 and is accounted for as a capital lease. Future minimum capital lease payments and the present value of the net minimum lease payments for the capital leases as of September 30, 2016 are as follows (in thousands):

Total minimum lease payments	$1,384
Less amounts representing interest	(147)
Present value of future minimum lease payments	1,237
Less current portion	(257)
Amounts due after one year	$980

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Operating Leases

As disclosed in Note F – Restructuring, in June 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement is effective August 1, 2016 and is coterminous with the prime lease agreement expiring on September 29, 2022. Rental income from the sublease will be $0.9 million annually plus 2.5% annual escalation, recorded as a reduction to rental expense in general and administrative expense. We also executed a one-year lease agreement for temporary new corporate headquarters office space effective July 15, 2016. Annual rent expense will be $0.1 million through July 2017, also recorded in general and administrative expense. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term and lower cost office space.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016 (in thousands):

	Fair		Total
	Value	Level 3	Losses
Omnilink Reporting Unit
Indefinite lived trade names	$1,360	$1,360	$1,612
Goodwill	15,316	15,316	2,264
DIY Reporting Unit
Technology	146	146	81
Goodwill	1,441	1,441	215
Total nonrecurring fair value measurements	$18,263	$18,263	$4,172

See Note D – Goodwill and Intangible Assets for additional information.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In March 2015, the Financial Accounting Standards Board (FASB) issued guidance about simplifying the presentation of deferred financing costs. The guidance was intended to help clarify deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs were not affected. The guidance was effective January 1, 2016 and, in accordance with the guidance, $0.9 million of deferred financing costs is included in long-term debt as of September 30, 2016 and $0.4 million of deferred financing costs was reclassified from current and noncurrent other assets to the current and noncurrent portions of long-term debt as of December 31, 2015. See Note A – Summary of Significant Account Policies.

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

Recently Issued Accounting Guidance

In August 2016, the FASB issued guidance to reduce diversity in practice related to eight specific cash flow issues. This standard will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company is currently evaluating the impact this guidance may have on its statement of cash flows.

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

SEPTEMBER 30, 2016

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

NOTE L – SUBSEQUENT EVENTS

Amended Debt Agreement

On November 3, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant related to the maximum subscriber Churn defined in the agreement, and update the definition of Adjusted EBITDA. See Note G – Debt.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

The Company is a leading provider of managed enterprise solutions enabling the Internet of Things (IoT). The Company's solutions produce new revenue streams or create operating efficiencies for its customers. Numerex provides its technology and services through its integrated platforms, which are generally sold on a subscription basis. The Company offers a portfolio of managed end-to-end IoT solutions including smart devices, network connectivity and service applications capable of addressing the needs of a wide spectrum of vertical markets and industrial customers. The Company's mission is to empower enterprise operations with world-class, managed IoT solutions that are simple, innovative, scalable, and secure. Numerex is ISO 27001 information security-certified, highlighting the Company's focus on data security, service reliability and around-the-clock support of its customers.

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

During the quarter ended September 30, 2016, we had revenues of $17.4 million, and a net loss of $2.5 million, compared with revenues and net loss of $23.3 million and $16.4 million, respectively, for the quarter ended September 30, 2015.

For the nine months ended September 30, 2016, we had revenues of $53.1 million, and a net loss of $13.2 million; compared with revenues and a net loss of $70.7 million and $16.7 million, respectively, for the nine months ended September 30, 2015.

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

Subscription revenues are recognized monthly as services are provided and sales of embedded devices and hardware are recognized when title passes. Other upfront payment revenues are deferred and amortized on a straight-line basis.

Due to fluctuations of the commencement of new contracts and renewal of existing contracts, we expect variability of sequential quarterly trends in revenues, margins and cash flows. Other factors contributing to sequential quarterly trends include usage, rate changes, and re-pricing of contract renewals and technology changes.

During the second quarter of 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested for impairment as a result of lower operating results, which are related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective units to its fair value based on a discounted cash flow analysis. Based on our assessment, we have determined that the fair value of these reporting units were less than the respective carrying value and goodwill was impaired, and have recorded $4.2 million in impairment charges for trade names, technology and goodwill as of September 30, 2016, comprised of impairments of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit. We will continue to assess the fair value of the reporting units if results of operations continue to not meet forecasts and additional impairment charges may be necessary in the future.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

The following table sets forth selected financial data from our unaudited condensed consolidated statements of operations and comprehensive loss for the periods indicated along with the percentage change between periods (dollars in thousands):

	Three Months Ended September 30,				Change from
	2016		2015		2015 to 2016
Net revenues:
Subscription and support revenues	$14,388	82.6%	$15,624	67.0%	$(1,236)	-7.9%
Embedded devices and hardware	3,024	17.4%	7,710	33.0%	(4,686)	-60.8%
Total net revenues	17,412	100.0%	23,334	100.0%	(5,922)	-25.4%
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	5,828	33.5%	6,538	28.0%	(710)	-10.9%
Embedded devices and hardware	3,082	17.7%	6,958	29.8%	(3,876)	-55.7%
Inventory reserves	27	0.2%	1,277	5.5%	(1,250)	-97.9%
Impairment of other asset	-	0.0%	1,275	5.5%	(1,275)	-100.0%
Gross profit	8,475	48.7%	7,286	31.2%	1,189	16.3%
Operating expenses:
Sales and marketing	3,229	18.5%	3,047	13.1%	182	6.0%
General and administrative	3,280	18.8%	4,507	19.3%	(1,227)	-27.2%
Engineering and development	2,229	12.8%	2,201	9.4%	28	1.3%
Depreciation and amortization	1,658	9.5%	2,100	9.0%	(442)	-21.0%
Impairment of goodwill and
other intangible assets	-	0.0%	1,250	5.4%	(1,250)	n/a
Restructuring charges	276	1.6%	-	0.0%	276	n/a
Operating loss	(2,197)	-12.6%	(5,819)	-24.9%	3,622	-62.2%
Interest expense	469	2.7%	188	0.8%	281	149.5%
Other income, net	(33)	-0.2%	(31)	-0.1%	(2)	6.5%
Loss before income taxes	(2,633)	-15.1%	(5,976)	-25.6%	3,343	-55.9%
Income tax expense (benefit)	(87)	-0.5%	10,404	44.6%	(10,491)	-100.8%
Net loss	$(2,546)	-14.6%	$(16,380)	-70.2%	$13,834	-84.5%
Adjusted EBITDA(1)	$859	4.9%	$1,660	7.1%	$(801)	-48.3%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenues decreased $5.9 million, or 25.4%, for the three months ended September 30, 2016 to $17.4 million from $23.3 million for the same period in 2015. The decrease is primarily attributable to a strategic shift in how we sell our products and services. During the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications, and platform while moving away from the sale of individual components – especially hardware only.

Subscription and support revenues decreased $1.2 million, or 7.9%, to $14.4 million from $15.6 million in 2015. The decrease reflects losses associated with network customers’ 2G conversions stemming from a period of time in which we did not have a competitive offering. Pricing has remained consistent year over year for similar services, although current period revenues also include higher value services. The decrease in embedded devices and hardware revenues is attributed to the shift to the integrated managed service subscription offerings. In addition, sales to our historically largest hardware only customer decreased to $0.1 million for the three months ended September 30, 2016 compared to record sales of $5.2 million for the same period in 2015.

Direct cost of sales for the three months ended September 30, 2016 decreased $7.1 million, or 44.3%, to $8.9 million compared to $16.0 million for the same period in 2015. Direct cost of subscription and support revenues decreased $0.7 million, or 10.9%, to $5.8 million for the three months ended September 30, 2016 compared to $6.5 million for the same period in 2015. Subscription and support revenues less direct costs were $8.6 million, or 59.5% of corresponding revenues for the three months ended September 30, 2016 compared to $9.1 million, or 58.2% for the three months ended September 30, 2015. In addition to lower direct costs associated with lost 2G conversions, we also had a larger proportional decrease in direct cost of subscription and support due in part to lower negotiated network and carrier costs and our strategic efforts to sell higher margin integrated managed services. Direct cost of subscription and support revenues include $0.4 million and $0.3 million of depreciation and amortization for the three months ended September 30, 2016 and 2015, respectively.

Direct cost of sales for embedded devices and hardware, excluding provision for inventory reserves, decreased $3.9 million, or 55.7%, to $3.1 million for the three months ended September 30, 2016 compared to $7.0 million for the three months ended September 30, 2015. Embedded devices and hardware revenue less direct costs was ($0.1) million, or (1.9)% of embedded devices and hardware revenue for the three months ended September 30, 2016, compared to $0.8 million, or 9.8% of embedded devices and hardware revenue for the three months ended September 30, 2015, resulting from the decrease in hardware only sales to our historically largest hardware only customer. The overall decrease in direct costs is due to lower corresponding revenues related to our strategic move away from hardware only sales.

The decrease in cost of sales in the comparable periods occurred because we entered into new and amended agreements with wireless carriers in September 2015. As a result of these agreements, we performed a lower of cost or market analysis leading to a significant increase in the inventory reserve of $1.3 million during the three months ended September 30, 2015 related to older, 2G cellular telecommunication devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill. In addition, one of the amended carrier agreements led to settlement of a pre-existing relationship and a $1.3 million impairment of a prepaid expense during the three months ended September 30, 2015.

Total gross profit for the three months ended September 30, 2016 increased $1.2 million, or 16.3% to $8.5 million compared to $7.3 million for the same period in 2015, as a result of the changes discussed above.

Sales and marketing expense increased $0.2 million, or 6.0%, for the three months ended September 30, 2016 to $3.2 million compared to $3.0 million for the same period in 2015. The increase is primarily attributable to higher sales commissions due to more sales personnel with guaranteed commissions during the three months ended September 30, 2016.

General and administrative expense decreased $1.2 million, or 27.2%, to $3.3 million for the three months ended September 30, 2016, compared to $4.5 million for the same period in 2015. The decrease is driven primarily by lower recruiting costs and equity-based compensation expense.

Engineering and development expenses remained consistent at $2.2 million for the three months ended September 30, 2016 and 2015. In the previous quarter, we increased the use of more agile, off-shore resources and incurred some overlapping costs during the three months ended June 30, 2016 compared to the same period in the prior year. As these overlapping costs subside, we expect costs savings in this area. We may experience additional volatility in contract labor and overall engineering and development costs in the future as our business and operating needs evolve.

Depreciation and amortization expense, not otherwise included in cost of sales, decreased $0.4 million, or 21.0%, to $1.7 million for the three months ended September 30, 2016, compared to $2.1 million for the same period in 2015.

During the second quarter of 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested for impairment as a result of lower operating results, which are related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective units to its fair value based on a discounted cash flow analysis. Based on our assessment, we have determined that the fair value of these reporting units were less than the respective carrying value and goodwill was impaired, and have recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016, comprised of impairments of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit, and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit.

We recorded a restructuring charge of $0.3 million during the quarter ended September 30, 2016, for severance costs incurred during the period.

Interest expense increased $0.3 million, or 149.5%, to $0.5 million for the three months ended September 30, 2016, compared to $0.2 million for the same period in 2015 due to a higher interest rate on our loan agreement having deferred principal payments and imputed interest expense on a new $1.2 million capital lease for computer equipment, software and other related assets.

We recorded an income tax benefit of $0.1 million for the three months ended September 30, 2016, compared to a provision for income tax expense of $10.4 million for the same period in 2015. The effective tax rates were (3.3)% and 174.1% for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the difference in the effective tax rate compared to the federal statutory rate is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. The effective tax rate for the three months ended September 30, 2015 differed from the federal statutory rate as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

Nine Months Ended September 30, 2016 and 2015

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,				Change from
	2016		2015		2015 to 2016
Net revenues:
Subscription and support revenues	$44,183	83.3%	$48,874	69.2%	$(4,691)	-9.6%
Embedded devices and hardware	8,886	16.7%	21,791	30.8%	(12,905)	-59.2%
Total net revenues	53,069	100.0%	70,665	100.0%	(17,596)	-24.9%
Cost of sales, exclusive of a portion of depreciation and amortization shown below:
Subscription and support revenues	17,242	32.5%	19,728	27.9%	(2,486)	-12.6%
Embedded devices and hardware	9,027	17.0%	19,582	27.7%	(10,555)	-53.9%
Inventory reserves	514	1.0%	1,547	2.2%	(1,033)	-66.8%
Impairment of other asset	-	0.0%	1,275	5.5%	(1,275)	-100.0%
Gross profit	26,286	49.5%	28,533	40.4%	(2,247)	-7.9%
Operating expenses:
Sales and marketing	9,444	17.8%	9,136	12.9%	308	3.4%
General and administrative	11,269	21.2%	12,108	17.1%	(839)	-6.9%
Engineering and development	6,920	13.0%	6,695	9.5%	225	3.4%
Depreciation and amortization	4,992	9.4%	5,411	7.7%	(419)	-7.7%
Impairment of goodwill and
other intangible assets	4,172	7.9%	1,250	1.8%	2,922	n/a
Restructuring charges	1,520	2.9%	-	0.0%	1,520	n/a
Operating loss	(12,031)	-22.7%	(6,067)	-8.6%	(5,964)	98.3%
Interest expense	1,196	2.3%	604	0.9%	592	98.0%
Loss on extinguishment of debt	290	0.5%	-	0.0%	-	n/a
Other income, net	(99)	-0.2%	(100)	-0.1%	1	-1.0%
Loss before income taxes	(13,418)	-25.3%	(6,571)	-9.3%	(6,847)	104.2%
Income tax expense (benefit)	(257)	-0.5%	10,159	14.4%	(10,416)	-102.5%
Net loss	$(13,161)	-24.8%	$(16,730)	-23.7%	$3,569	-21.3%
Adjusted EBITDA(1)	$2,343	4.4%	$7,358	10.4%	$(5,015)	-68.2%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenues decreased $17.6 million, or 24.9%, for the nine months ended September 30, 2016 to $53.1 million from $70.7 million for the same period in 2015. The decrease is primarily attributable to a strategic shift in how we sell our products and services. During the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications, and platform while moving away from the sale of individual components – especially hardware only.

Subscription and support revenues decreased $4.7 million, or 9.6%, to $44.2 million from $48.9 million in 2015. The decrease reflects losses associated with network customers’ 2G conversions stemming from a period of time in which we did not have a competitive offering. Pricing has remained consistent year over year for similar services, although current period revenues also include higher value services. The decrease in embedded devices and hardware revenues is attributed to the shift to the integrated managed service subscription offerings. In addition, sales to our historically largest hardware only customer decreased to $0.4 million for the nine months ended September 30, 2016 compared to $12.5 million for the same period in 2015.

Direct cost of sales for the nine months ended September 30, 2016 decreased $15.3 million, or 36.3%, to $26.8 million compared to $42.1 million for the same period in 2015. Direct cost of subscription and support revenues decreased $2.5 million, or 12.6%, to $17.2 million for the nine months ended September 30, 2016, compared to $19.7 million for the same period in 2015. Subscription and support revenues less direct costs were $26.9 million, or 60.9% of corresponding revenues for the nine months ended September 30, 2016 compared to $29.1 million, or 59.6% for the nine months ended September 30, 2015. In addition to lower direct costs associated with lost 2G conversions, we also had a larger proportional decrease in direct cost of subscription and support due in part to lower negotiated network and carrier costs and our strategic efforts to sell higher margin integrated managed services. Direct cost of subscription and support revenues include $1.0 million and $0.7 million of depreciation and amortization for the nine months ended September 30, 2016 and 2015, respectively.

Direct cost of sales for embedded devices and hardware, excluding provision for inventory reserves, decreased $10.6 million, or 53.9%, to $9.0 million for the nine months ended September 30, 2016 compared to $19.6 million for the nine months ended September 30, 2015. Embedded devices and hardware revenue less direct costs was $(0.1) million, or (1.6)% of embedded devices and hardware revenue for the nine months ended September 30, 2016, compared to $2.2 million, or 10.1% of embedded devices and hardware revenue for the nine months ended September 30, 2015, resulting from the decrease in hardware only sales to our historically largest hardware only customer. The overall decrease in direct costs is due to lower corresponding revenues related to our strategic move away from hardware only sales. Embedded devices and hardware revenue also declined as we focus on integrated managed services solutions.

Cost of sales for the nine months ended September 30, 2016 include a significant increase in the provision for inventory reserves of $0.5 million. As described above, we entered into new and amended agreements with wireless carriers in September 2015 that made adding 2G devices to wireless networks financially unfavorable under most circumstances. As a result of these agreements, we performed a lower of cost or market analysis leading to the increased reserve related to older 2G cellular telecommunication devices during the quarter ended September 30, 2015, net of what we believed was saleable in limited markets. At the time of filing our quarterly report for the quarter ended March 31, 2016, we anticipated subsequently completing a large sale of older 2G and other devices. The anticipated sale was not and is no longer expected to be completed, leading us to record the significant increase in the provision for inventory reserves.

Total gross profit for the nine months ended September 30, 2016 decreased $2.2 million, or 7.9% to $26.3 million compared to $28.5 million for the same period in 2015 as a result of the changes discussed above.

Sales and marketing expense of $9.4 million for the nine months ended September 30, 2016 increased by $0.3 million compared with $9.1 million in the same period in 2015. The year over year increase as a percentage of total net revenue is primarily attributable to higher sales commissions due to more sales personnel with guaranteed commissions during the nine months ended September 30, 2016.

General and administrative expense decreased $0.8 million, or 6.9%, to $11.3 million for the nine months ended September 30, 2016, compared to $12.1 million for the same period in 2015. The decrease is driven primarily by lower recruiting costs and equity-based compensation expense.

Engineering and development expenses increased $0.2 million, or 3.4%, to $6.9 million for the nine months ended September 30, 2016, compared to $6.7 million for the nine months ended September 30, 2015. The increase is primarily attributable to an increase in contract labor. We are increasing our use of more agile, off-shore resources and incurred some overlapping costs during the nine months ended September 30, 2016 compared to the same period in the prior year. We may experience additional volatility in contract labor and overall engineering and development costs in the future as our business and operating needs evolve.

Depreciation and amortization expense, not otherwise included in cost of sales, decreased to $5.0 million from $5.4 million for the nine months ended September 30, 2016 and 2015.

During the second quarter of 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested for impairment as a result of lower operating results, which are related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective units to its fair value based on a discounted cash flow analysis. Based on our assessment, we determined that the fair value of these reporting units were less than the respective carrying value and goodwill was impaired, and recorded $4.2 million in impairment charges for trade names, technology and goodwill as of September 30, 2016, comprised of impairments of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit, and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit.

Also as described above, during the quarter ended September 30, 2016, we recorded a restructuring charge of $1.5 million, which includes $0.8 million related to facilities and $0.7 million in severance costs. The restructuring charge for facilities is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements as well as moving expenses. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one-year lease agreement. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term office space. Severance costs of $0.7 million were incurred during the period.

Interest expense increased $0.6 million, or 98.0%, to $1.2 million for the nine months ended September 30, 2016, compared to $0.6 million for the same period in 2015 due to a higher interest rate on our loan agreement having deferred principal payments and imputed interest expense on a new $1.2 million capital lease for computer equipment, software and other related assets.

We recorded an income tax benefit of $0.3 million and $10.1 million in income tax expense for the nine month periods ended September 30, 2016 and 2015, respectively. The effective tax rates were (1.9)% and 154.6% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the difference in the effective tax rate compared to the federal statutory rate is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. The effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate primarily as a result of the effect of expenses that are not deductible for income tax purposes and state income taxes, including the tax effect of changes in effective state income tax rates, partially offset by an income tax benefit on disqualifying dispositions of incentive stock options. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

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

Adjusted EBITDA excludes restructuring, non-cash, impairment and other charges including a provision for inventory reserves, executive severance and recruiting fees, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs. We believe that these costs are infrequent costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,546)	$(16,380)	$(13,161)	$(16,730)
Depreciation and amortization expense	2,029	2,381	5,997	6,163
Impairment of goodwill and other intangible assets	-	-	4,172	-
Interest expense and other non-operating expense, net	436	157	1,387	504
Income tax (benefit) expense	(87)	10,404	(257)	10,159
EBITDA (non-GAAP)	(168)	(3,438)	(1,862)	96
Equity-based compensation expense	751	738	2,202	2,319
Non-cash and other items	276	4,360	2,003	4,943
Adjusted EBITDA (non-GAAP)	$859	$1,660	$2,343	$7,358

Depreciation and amortization expense in the table above includes $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $0.7 million, for the nine months ended September 30, 2015, respectively, recorded in cost of revenue. As noted above, non-cash and other charges include $0.3 million in restructuring charges for the three months ended September 30, 2016 and $2.0 million associated with the charges for a provision for inventory reserves, executive severance and recruiting fees, costs and fees related to an internal ERP systems integration upgrade, a network systems evaluation and acquisition related costs for the nine months ended September 30, 2016.

Liquidity and Capital Resources

We use cash to support our operations and to fund new product development, upgrades to our technology and to invest in new businesses. During the nine months ended September 30, 2016, unrestricted cash balances decreased $6.4 million, with cash on hand used to pay $3.4 million of principal on outstanding long-term debt and associated deferred financing costs for the new debt agreement. We believe that our sources of funds, principally from operations and cash on hand, are sufficient to meet ongoing operations and investing requirements. If we fail to meet the amended financial covenants contained in our loan agreement, any outstanding obligations under the loan agreement may be accelerated and we may not have sufficient funds available for mandatory repayment or we may not have the ability to borrow or obtain sufficient funds to repay the accelerated indebtedness on terms acceptable to us, or at all.

We had working capital of $12.2 million as of September 30, 2016, compared to $17.6 million as of December 31, 2015. We had unrestricted cash balances of $9.8 million and $16.2 million as of September 30, 2016 and December 31, 2015, respectively. Days sales outstanding increased from 44 to 51 days from December 31, 2015 to September 30, 2016 and inventory days on hand increased from 120 to 170 days for the same period. We are making efforts to reduce both of these metrics to increase cash on hand and cash from operating activities. Days payable outstanding also increased from 84 to 103 days from December 31, 2015 to September 30, 2016. We expect days payable outstanding to decrease along with improvements to days’ sales outstanding and inventory days on hand.

Net cash used in operating activities for the nine months ended September 30, 2016 was $0.8 million compared with net cash provided by operating activities of $4.1 million for the nine months ended September 30, 2015. The decrease in cash provided by operations is primarily a result of our reduced net loss for the period, net of adjustments to reconcile net loss to net cash (used in) provided by operating activities. The use of cash during the nine months ended September 30, 2016 for the increase in accounts receivable is due to timing of sales during the period. Inventory, net of reserves decreased $1.3 million to $6.3 million as of September 30, 2016. The net decrease during the nine months ended September 30, 2016 includes transfers of $2.1 million of inventory to monitoring equipment as part of our managed services business and offset by build up for a recent new product launch. We also disposed of $0.8 million of fully reserved inventory during the nine months ended September 30, 2016.

Net cash used in investing activities for the nine months ended September 30, 2016 was $2.5 million, representing cash expenditures of $0.8 million for tangible assets and $1.7 million for purchased software and capitalization of internally developed software.

Net cash used in financing activities for the three-month period ended September 30, 2016 was $3.2 million, primarily for net cash on hand used to repay the Silicon Valley Bank (SVB) debt and payment of deferred financing costs for the new debt agreement.

On March 9, 2016, we and certain of our wholly-owned, consolidated subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the SVB Loan Agreement and pay related transaction fees. We recorded a charge of $0.3 million to loss on extinguishment of debt for unamortized deferred financing costs related to the SVB Loan Agreement during the nine months ended September 30, 2016.

The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of $0.6 million beginning September 1, 2017 with the balance due on the maturity date, if not otherwise repaid earlier by way of voluntary prepayments, or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the agreement. At September 30, 2016, the applicable interest rate was 9.35%.

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

On July 29, 2016 and November3, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant related to the maximum subscriber Churn and update the definition of Adjusted EBITDA. As a result of the amendments, we were in compliance with all covenants as of September 30, 2016.

In March 2016, we entered into a 60-month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease commenced in April 2016 and is accounted for as a capital lease, reflecting the corresponding assets and related obligations in our consolidated balance sheet.

In June 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement is effective August 1, 2016 and coterminous with the prime lease agreement expiring on September 29, 2022. Rental income from the sublease will be $0.9 million annually plus 2.5% annual escalation, recorded as a reduction to rental expense in general and administrative expense. We also executed a one-year lease agreement for temporary new corporate headquarters office space effective July 15, 2016. Annual rent expense will be $0.1 million through July 2017, also recorded in general and administrative expense. We anticipate cash savings of $0.8 million under the new agreement over the next 12 months and are reviewing alternatives for longer-term and lower cost office space.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency. We held $0.1 million and $0.5 million in foreign bank accounts at September 30, 2016 and December 31, 2015, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive loss and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the three months ended September 30, 2016 or fiscal year ended December 31, 2015.

Interest Rate Risk

We are exposed to changes in interest rates on our long-term debt that carries variable rate interest. The impact of a 100-basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on management’s identification of the previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses, management has concluded that disclosure controls and procedures were not effective at September 30, 2016. Steps being undertaken to remediate these weaknesses are discussed below.

The Company is continuing to reinforce its processes to address the previously reported material weaknesses. Management of the Company believes the steps being taken to remediate these weaknesses are appropriate and expects them to be fully remediated before the end of its fiscal year. Remediation efforts include:

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

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps; however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed above with regards to remediation of material weaknesses.

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

On November 3, 2016, we entered into an amendment to the Crystal Loan Agreement to modify the covenant related to the maximum subscriber Churn as defined in the Crystal Loan Agreement and update the definition of Adjusted EBITDA. See Note G – Debt.

The foregoing description of the Crystal Loan Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which is included as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit
Number	Description

10.1	Second Amendment to Term Loan Agreement dated November 3, 2016 by and among Numerex Corp. and Crystal Finance LLC, as Term Agent

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended September 30, 2016 and (v) Unaudited Condensed Notes to Consolidated Financial Statements*

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

NUMEREX CORP.
(Registrant)

November 7, 2016	/s/ Marc Zionts
Marc Zionts
Chief Executive Officer

November 7, 2016	/s/ Kenneth L. Gayron
Kenneth L. Gayron
Chief Financial Officer and
Principal Financial and Accounting Officer

