Form 10-K
period 2016-12-31
NUMEREX CORP /PA/
filed 2017-03-31
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☑  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐           No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $146.1 million based on a closing price of $7.49 on  June 30, 2016, as quoted on the NASDAQ Global market.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 30, 2017, was 19.6 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accountant Fees and Services.

NUMEREX CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to reposition our platform to capture greater recurring subscription revenues; that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth; changes in interest rates; inability to repay our indebtedness; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.

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

Our technology encompasses a broad spectrum of the IoT ecosystem and delivers managed solutions for enterprise users which derive added value through device, network, application and platform enablement. Our industry leading solutions combine over 20 years of expertise and experience through a modular, end-to-end platform infrastructure, and are already market proven with pre-packaged, hosted IoT vertical solutions that are being rapidly deployed by thousands of enterprises. At the end of 2016, we supported more than 1.7 million IoT subscriptions.

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

Our subscription-based vertical solutions and platform services, which are intended to generate streams of long-term, high-margin recurring revenues, are the cornerstone of our business model. We create value by helping our customers implement IoT solutions through a single source – rapidly, efficiently, reliably and securely. We put a strong emphasis on data security, including the use of authentication, encryption and virtual private network technologies referred to as “VPN” to protect customer data.

We operate in the Business-to-Business market, and our customers, in general, serve the final end users. Our products and services are primarily sold to enterprise and government organizations, some with global deployments. We have decided to concentrate our resources to focus on a number of vertical markets that we believe we can grow profitably, compete well, and command market leadership. Our targeted vertical markets include home security, public safety, oil and gas, manufacturing and supply chain management. We offer a complete solution through a single source, rather than requiring customers to utilize multiple vendors. We also provide several enabling value-added services and accelerate the go-to-market process for our customers by simplifying the complexity of a successful IoT implementation through our cloud-based, horizontal IoT platform.

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

Our platform provides scalability and flexibility with service delivery options that can be accessed independently or as a fully integrated solution without costly development and coding. Whether customers desire to exploit a new revenue opportunity or to gain visibility into existing operations to reduce costs, our platform can be utilized in many ways. Typical offerings include white labeled applications; application extension to a mobile IoT environment; sensor and tracking data management from wireless devices into the customer’s back office enterprise applications; and distributed service offerings to dealers and representatives.

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

SALES, MARKETING AND DISTRIBUTION

We sell our solutions and related services to, with, and through our strategic partner channels including integrators, consultative groups, wireless network operators, key supply chain partners and large end-user enterprises. We also sell direct to enterprise users in most of the markets we operate in.

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

Several GSM-based wireless carriers have announced their intention to discontinue their second generation (2G) networks between 2016 and 2020. CDMA-based carriers have announced their intention to discontinue 2G networks as early as 2018. We have entered into a reseller agreement with one of our network service providers that will allow us to continue supporting 2G devices to the end of this decade while at the same time, introducing LTE (Long-Term Evolution) products for more advanced services. During 2016, we converted 93% of our 2G subscribers from AT&T to T-Mobile.

COMPETITION

The market for our technology and platforms remains characterized by rapid technological change. The principal competitive factors in this market continue to be product performance, ease of use, reliability, price, breadth of product lines, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.

Several businesses that share our IoT space can be viewed to some extent as competitors, including IoT focused Original Equipment Manufacturers (OEMs), vertically focused IoT Application Service Providers (ASP), Mobile Virtual Network Operators (MVNOs) and resellers, certain type of IoT Platform providers, system integrators, and wireless operators and carriers that offer a variety of the components and services required for the delivery of complete IoT solutions. Some module manufacturers have also started to market application development platforms while other IoT players offer airtime services, making integration capabilities available to their customers. However, we believe that we have a competitive advantage and are uniquely positioned since contrary to most of these business entities, we provide all of the key components of the IoT value chain, including Device, Network, Application (under the trademark of “Numerex DNA”), cloud-based enabling platforms, multiple wireless technologies, custom applications, and wireless network services through one single source. We believe that our current IoT services, combined with the continuing development of our network offerings, infrastructure and technology, positions us to compete effectively with emerging providers of IoT and IoT solutions using GSM, CDMA, LTE, and satellite technologies. Other potentially competitive offerings may include Wi-Fi, Low Power Wide Area Network (LPWAN), and other technologies and networks. We continue to closely monitor the industry trend and evaluate our network options.

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

ENGINEERING AND DEVELOPMENT

Our success depends, in part, on our ability to enhance our existing products and introduce new products and applications on a timely basis. We plan to continue to devote a meaningful portion of our resources to engineering and development. We incurred $9.2 million of engineering and development costs during the year ended December 31, 2016, and capitalized $2.4 million of engineering and development costs as internally developed software.

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

PRODUCT WARRANTY AND SERVICES

Our IoT business typically provides a limited, one-year repair or replacement warranty on purchased hardware-based products. We provide limited no cost repair or replacement services on managed service hardware-based products over the term of the managed service agreement ranging from three to five years. To date, warranty costs and the cost of maintaining our warranty programs have not been material to our business.

INTELLECTUAL PROPERTY

We and our subsidiaries hold rights to patents to certain aspects of our hardware devices, software, and network and platform services. We have also registered or applied for trademarks in the United States, Europe, Canada, Mexico and a number of other foreign countries. Our portfolio of registered United States, European, Canadian, and Mexican trademarks includes such “core” marks as NUMEREX®, UPLINK®, FOCALPOINT® OMNILINK®, IMANAGE ™, ITANK ™ AND MYSHIELD. Although we believe the ownership of patents and trademarks is an important factor in our business and that our success depends in part on such ownership, we rely more on the talent, competence, and professional abilities of our personnel than on the accumulation of intellectual property rights.

We regularly file patent applications to protect innovations arising from our internal engineering and development activities. In recent years, our patent filings have increased reflecting our increased investment in new product development. In deciding whether to file a patent application, we consider the commercial benefit patent protection will provide over our obligation to disclose our innovation to the public and the cost of pursuing patent protection. We make decisions concerning our pursuit of patent protection in foreign countries using the same philosophy.

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

No single patent is solely responsible for protecting our products. United States patents have a limited legal lifespan, typically 20 years from the filing date for a utility patent filed on or after June 8, 1995. We believe the duration of our patents is adequate relative to the expected lifespan of our products. No single patent covers products or services that comprise a material portion of our 2016 revenues. No assurance can be given regarding the scope of patent protection.

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

EMPLOYEES

As of March 31, 2017, we had 157 employees in the U.S., consisting of 79 in sales, marketing and customer service,73 in engineering and operations and 5 in management and administration. We have experienced no work stoppages and none of our employees are represented by collective bargaining arrangements. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

Our executive offices are located at 400 Interstate North Parkway, Suite 1350, Atlanta, Georgia 30339. We make available free of charge through our website at www.numerex.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto filed or furnished pursuant to 13(a) or 15(d) of the Securities and Exchange Act of 1934, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Additionally, our board committee charters and code of ethics are available on our website. We intend to post to this website all amendments to the charters and code of ethics. Our filings are also available through the Securities and Exchange Commission via their website, http://www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information contained on our website is not incorporated by reference in this annual report on form 10-K and should not be considered a part of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 31, 2017, are as follows:

Name	Age	Position

Kenneth L. Gayron	47	Interim Chief Executive Officer and Chief Financial Officer
Kelly Gay	57	Chief Operating Officer
Shu Gan	55	Chief Marketing Officer

Mr. Gayron began serving as Chief Financial Officer on March 7, 2016, and was appointed to the role of Interim Executive Officer, effective January 11, 2017. Prior to joining Numerex, Mr. Gayron was Chief Financial Officer of Osmotica Pharmaceuticals, an international medical technology company. At Osmotica, Mr. Gayron was instrumental in driving growth and improving profitability over 300%, resulting in a successful exit to Vertical Pharmaceuticals, a portfolio company for Avista Capital. Mr. Gayron’s experience also includes roles as VP Finance and Treasurer of Sensus, where he was a leader in building a scalable business platform for an over $1 billion communications company, and Treasurer of Nuance Communications, a $2 billion technology company. Prior to his corporate roles, Mr. Gayron was an investment banker for 10 years at UBS and CIBC World Markets. During his time on Wall Street, Mr. Gayron completed over 60 transactions, in which he provided capital raising and advisory services to technology and private equity clients.

Ms. Gay was appointed Chief Operating Officer in January of 2017. From May 2014 until May 2016, Ms. Gay served as the Company’s President, Network Solutions. Prior to that time, Ms. Gay was Chief Executive Officer and President of Omnilink Systems Inc. (electronic tracking and monitoring devices) since April 2010. The Company acquired Omnilink in May 2014. Previously, Ms. Gay served as chairman, chief executive officer, and president of KnowledgeStorm, a top-ranked online marketing services company providing search, lead generation, and branding to the technology industry. Ms. Gay led KnowledgeStorm from start-up to acquisition by TechTarget (NASDAQ: TTGT) in 2007. Prior to joining KnowledgeStorm, Ms. Gay led IBM in the media, entertainment, advertising, sports, music, publishing, broadcast, and cable markets as vice president of IBM's North American Media and Entertainment division.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about these risks before buying shares of our common stock. If any of these risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2016 (the Annual Report) or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also Forward-Looking Statements.

Risks Related to Our Business and Industry

We have a history of losses and are uncertain as to our future profitability.

We have had mixed success with regard to generating net income. After generating net income in each of the years 2011 to 2014, we have incurred net losses in 2015 and 2016. Beginning in the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only. Because of this strategic change, our hardware revenue declined significantly in 2016 and we expect hardware revenue to remain relatively modest as compared to historical levels thereafter. Our new sales strategy may not be effective.

As a holding company, our primary material assets are our ownership interests in our subsidiaries and in certain intellectual property rights. Consequently, our operating results derive from our subsidiaries and we depend on accumulated cash flows, distributions, and other inter-affiliate transfers from our subsidiaries. In view of our limited and inconsistent history of generating net income, unproven new sales strategy, level of operating costs, and all other risk factors discussed in this annual report, we may not be profitable in the future.

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

The markets in which we operate are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The IoT industry, in particular, is currently undergoing profound and rapid technological change. For example, many of the current subscribers we host connect to cellular networks using 2G-based devices. Several GSM-based wireless carriers have announced their intention to discontinue their 2G networks and fully deploy 3G/4G/LTE networks between 2016 and 2020. CDMA-based carriers have announced their 2G sunset for as early as 2018. While we have begun to market, sell, and support 3G/4G/LTE-based devices and service, we may not be successful in transitioning all of our 2G-based subscribers to 3G/4G/LTE and have lost, and may continue to lose customers as a result. In addition to the carriers’ migrations away from 2G technology and our need to respond to that change, the introduction of unanticipated new technologies by carriers, or the development of unanticipated new end applications by our customers, could render our current solutions obsolete. In that regard, we must discern current trends and anticipate an uncertain future. We must engage in product development efforts in advance of events that we cannot be sure will happen and time our production cycles and marketing activities accordingly. If our projections are incorrect, or if our product development efforts are not properly directed and timed, or if the demands of the marketplace shift in directions that we failed to anticipate, we may lose market share and revenues as a result. To remain competitive, we continue to support engineering and development efforts intended to bring new hardware solutions and services to the markets that we serve. However, those efforts are capital intensive. If we are unable to adequately fund our engineering and development efforts, we may not be successful in keeping our product line current and in sync with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in hardware solutions and services that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

If our goodwill or other intangible assets become impaired we may be required to record a significant charge to earnings.

We have significant intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets, other than goodwill, are customer relationships, patents and core technology, completed technology and trademarks. Customer relationships are amortized on a staight line basis, which approximates the pattern over which the economic benefits are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2016 and 2015, we recorded charges of $12.0 million and $2.7 million, respectively, for the impairment of goodwill and other intangible assets.

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

Future adverse changes in these or other unforeseeable factors could result in additional material impairment charges that would negatively impact our results of operations and financial position in the reporting period identified.

Our internal control over financial reporting may not be effective.

During the process of completing the audit of our financial statements for the period ended December 31, 2015, management became aware of the existence of material weaknesses in the design and operation of the internal control over financial reporting related to the evaluation process for impairment of goodwill and other intangible assets, and capitalization of internally developed software that could adversely affect our ability to record, process, summarize and report financial data consistent with our assertions in the financial statements. These material weaknesses were remediated as of December 31, 2016. We may also identify additional material weaknesses and significant deficiencies in the future. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur further remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or fail to meet our reporting obligations under SEC regulations on a timely basis and there could be a material adverse effect on the price of our common stock.

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

Although we regularly review our processes and procedures to protect against unauthorized access to or use of sensitive data and to prevent data loss, the ever-evolving threat landscape requires us to continually evaluate and adapt our systems and processes. We cannot assure you that the security measures and preventive actions we take will be adequate to repel a significant attack, prevent information security breaches or the misuses of data, unauthorized access by third parties or employees, or exploits against third party supplier environments. We may incur significant costs, be subject to regulatory investigations, sanctions and private litigation, experience disruptions to our operations or may suffer damage to our reputation that negatively impacts customer confidence as a consequence of such attacks. Although we and our third party service providers have been subjected to unsuccessful cyber-attacks in the past that have not caused significant harm to our company future cyber-attacks may materially adversely affect our business, results of operations and financial condition.

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

We are required to provide repair or replacement services on our equipment under managed service and warranty programs we offer to our customers. While our warranty obligations are passed through to our vendors who manufacture equipment on our behalf and, in the past, these claims have had an immaterial impact on our financial results from operations, there may be events in the future where we are required to take back equipment from customers for which we may be required to absorb the cost of these returns, especially under customers’ managed service arrangements. Consequently, there could be a financial cost in the future related to such returns that could cause a material impact on our financial results from operations.

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

The quality of our support and services offerings is important to our customers and if we fail to meet our service level obligations under our service level agreements or otherwise fail to offer quality support and services, we would be subject to penalties and could lose customers.

Our customers generally depend on our service organization to resolve issues relating to the use of our solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide a level of support and service to meet or exceed the expectations of our customers, we could experience:

•	loss of customers and market share;
•	difficulty attracting or the inability to attract new customers, and
•	increased service and support costs and a diversion of resources.

Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.

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

The funding of government programs is uncertain and, at the federal level, is dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure that current levels of congressional funding for programs supporting our offerings will continue, particularly as a result of the Budget Control Act and the mandated substantial automatic spending cuts which began in 2013 and will last for ten years, unless Congress modifies these cuts. In particular, a significant portion of our revenues from the sale of satellite-based tracking solutions through our location-based services division has been derived from sales made by us indirectly as a subcontractor to a prime government contractor that has the direct relationship with the U.S. government. In addition, these cuts could adversely affect the viability of the prime contractor of our program. If the prime contractor loses business with respect to which we serve as a subcontractor, our government business would be hurt.

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

Our loan agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the loan agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity and, in turn, may have a material adverse effect on our financial condition and operating results.

We have substantial debt obligations. The loan is guaranteed by certain of our subsidiaries and secured by substantially all of our assets. The loan contains a number of customary affirmative and negative covenants and events of default, which, among other things, restrict our ability, and our subsidiaries’ ability, to incur debt, allow liens on assets, make investments, pay dividends or prepay certain other debt. The loan also requires that we comply with certain financial maintenance covenants, including maintaining a minimum adjusted EBITDA, maximum consolidated total net leverage, and minimum liquidity. We were not in compliance with our covenants as of December 31, 2016. We have obtained waivers of non-compliance from Crystal Financial LLC. and amended our financial covenants as of March 31, 2017.

Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including by:

•	impairing our ability to invest in and successfully grow our business and make acquisitions;
•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;
•	hindering our ability to raise equity capital, because, in the event of a liquidation of our business, debt holders have priority over equity holders;
•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting;
•	imposing additional restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets; and
•	placing us at a possible disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness. Our failure to comply with the covenants under the loan could result in an event of default and the acceleration of any debt then outstanding. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

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

In particular, communication devices we sell, or which our customers wish us to support, are subject to regulation or certification by governmental agencies such as the Federal Communications Commission (FCC), industry standardization bodies such as the PCS Type Certification Review Board (PTCRB), and particular carriers for use on their networks. The procedures for obtaining required regulatory approvals and certifications are extensive and time consuming. The process of obtaining regulatory approval may require us to conduct additional testing, make modifications to our hardware solutions and services, or cause a delay in product launch and shipment dates, any of which could have a material adverse effect on our financial condition and operating results.

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

As of March 30, 2017, there are outstanding stock options and stock-settled stock appreciation rights to purchase an aggregate of approximately 1.5 million shares of our common stock and more stock options and stock appreciation rights will likely be granted in the future to our officers, directors, employees and consultants. We may issue warrants in connection with acquisitions, borrowing arrangements or other strategic or financial transactions. The exercise of outstanding stock options, stock appreciation rights and warrants will dilute the percentage ownership of our other shareholders. The exercise of these stock options, stock appreciation rights and warrants and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Set forth below is certain information with respect to our leased facilities:

Location	Principal Business	Square Footage	Lease Expiration
Atlanta, Georgia	Principal Executive Office – Facility is subleased under a short term agreement	10,450	2017
Atlanta, Georgia	Former Principal Executive Office –currently under sublease	47,062	2022
Dallas, Texas	Network Services, Engineering and Development and Sales	13,256	2018
Alpharetta, Georgia	Sales and Administrative	12,945	2017
Alpharetta, Georgia	Warehousing and Logistics	10,701	2019
Edmond, Oklahoma	Network Services and Sales/Support	1,000	2017
Doylestown, Pennsylvania	Sales and Administrative	905	2017

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

Fiscal 2016	High	Low
First Quarter (January 1 to March 31, 2016)	$7.34	$5.68
Second Quarter (April 1 to June 30, 2016)	8.37	5.96
Third Quarter (July 1 to September 30, 2016)	8.36	6.49
Fourth Quarter (October 1 to December 31, 2016)	9.01	6.65

Fiscal 2015	High	Low
First Quarter (January 1 to March 31, 2015)	$11.60	$10.01
Second Quarter (April 1 to June 30, 2015)	12.31	8.16
Third Quarter (July 1 to September 30, 2015)	9.50	7.79
Fourth Quarter (October 1 to December 31, 2015)	9.25	5.91

On March 30, 2017, the last reported sale price of our Class A common stock on The NASDAQ Global Market was $4.53 per share.

As of March 30, 2017, there were approximately 119 holders of record of our Common Stock and 19.6 million shares of Common Stock outstanding. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Telecomm Index.

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

The following financial information was derived using the consolidated financial statements of Numerex Corp. The table lists historical financial data of the Company for each of the five years in the period ended December 31, 2016.

	As of and For the Years Ended December 31,
(in thousands except per share data)	2016	2015	2014(1)	2013	2012
Statement of Operations Data
Net revenues	$70,645	$89,450	$93,869	$77,832	$65,032
Gross profit (2)	34,114	38,441	43,264	32,140	27,875
Impairment of goodwill and other intangible assets	12,005	2,712	-	-	-
Restructuring charges	1,831	-	-	-	-
Operating (loss) income	(22,802)	(8,583)	2,115	(419)	2,967
(Loss) income from continuing operations before income taxes	(24,660)	(9,255)	2,655	(404)	2,131
Income tax expense (benefit) (3)	(340)	9,902	419	(2,369)	(4,902)
(Loss) income from continuing operations, net of income taxes	(24,320)	(19,157)	2,236	1,965	7,033
(Loss) income from discontinued operations, net of income taxes	-	-	(492)	(1,380)	132
Net (loss) income	(24,320)	(19,157)	1,744	585	7,165
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.25)	$(1.00)	$0.12	$0.11	$0.46
Loss from discontinued operations	-		(0.03)	(0.08)	-
Net (loss) income	$(1.25)	$(1.00)	$0.09	$0.03	$0.46
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.25)	$(1.00)	$0.12	$0.10	$0.44
(Loss) income from discontinued operations	-		(0.03)	(0.07)	0.01
Net (loss) income	$(1.25)	$(1.00)	$0.09	$0.03	$0.45

Balance Sheet Data
Cash, cash equivalents, and short term investments	$9,285	$16,237	$17,270	$25,603	$4,948
Total assets	91,477	111,187	130,943	101,290	72,147

Total short- and long-term debt and capital lease obligations	17,248	18,909	23,749	1,562	8,294
Shareholders' equity	51,264	72,596	88,862	83,977	52,805

Cash Flow Data
Net cash provided by (used in) continuing operations	(492)	8,877	10,456	6,088	1,924

(1)	On May 5, 2014, we acquired the business operations of Omnilink, the financial results of which have now been included in our results. The consolidated financial data, as reported and shown above, include results from Omnilink since the date of acquisition. Included in the 2014 financial data shown above are revenues, cost of revenues and gross profit related to Omnilink of $8.7 million, $3.8 million and $4.9 million, respectively.
(2)	Gross profit for the year ended December 31, 2015 includes a $1.3 million impairment of other assets. See Note H- Prepaid Expenses and Other Assets in the accompanying consolidated financial statements.

(3)	During the year ended December 31, 2015, we recognized $9.9 million in deferred income tax expense to record a valuation allowance against certain deferred tax assets. See Note K – Income Taxes in the accompanying consolidated financial statements. During the year ended December 31, 2013, we recognized a $2.4 million deferred income tax benefit from a tax accounting method change allowing a one-time acceleration and catch-up of depreciation and amortization expense. During the year ended December 31, 2012, we recognized a deferred income tax benefit of $4.9 million from the release of a valuation allowance against certain deferred tax assets.

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

Beginning in the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only. We expect this strategic change to help us grow sustainable service revenue along with corresponding gross margins. However, our hardware revenues declined significantly as expected in 2016, and we expect that hardware revenues will remain relatively modest as compared to historical levels thereafter.

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

During the year ended December 31, 2016, we had revenues of $70.6 million and net loss of $24.3 million. This compares with revenues of $89.5 million and net loss of $19.2 million for the year ended December 31, 2015.

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

Cost of sales for the year ended December 31, 2016 includes an increase in the inventory reserve of $0.5 million and a significant decrease in cost of revenue for embedded devices and hardware of $10.0 million associated with the decrease in hardware revenues.

During the year ended December 31, 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested at June 30, 2016 for impairment as a result of lower than expected operating results, which are related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective units to its fair value based on a discounted cash flow analysis. Based on our assessment, we determined that the fair value of these reporting units were less than the respective carrying value and that goodwill was impaired, and recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016, comprised of impairments of $1.6 million for indefinite-lived trade names and $2.3 million for goodwill of the Omnilink reporting unit, and $0.1 million for technology and $0.2 million for goodwill of the DIY reporting unit.

As part of our annual assessment of goodwill at December 1, 2016, the carrying values of our Omnilink and DIY reporting units were found to be greater than their calculated fair values. Accordingly, we performed a Step 2 analysis for these reporting units and recorded goodwill impairment of $7.4 million for our Omnilink reporting unit. No impairment was recorded as a result of the Step 2 analysis for the DIY reporting unit. Also as part of our December 1, 2016 assessment we recorded $0.4 million of impairment related to the Omnilink Trade Name. The decrease in the fair value of the DIY reporting unit was principally due to the reporting unit not generating results of operations consistent with our expectations and previous forecasts. The decrease in the fair value of the Omnilink reporting unit was due to two customers’ contracts which were not renewed during December 2016.

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

Results of Operations

The following table sets forth selected financial data from our consolidated statements of operations and comprehensive (loss) income for the periods presented along with percentage change between the periods (dollars in thousands):

	Years ended December 31,						2016 vs. 2015	2015 vs. 2014
	2016		2015		2014		% Change	% Change
Net revenues:
Subscription and support revenues	$58,019	82.1%	$64,371	72.0%	$65,020	69.3%	-9.9%	-1.0%
Embedded devices and hardware	12,626	17.9%	$25,079	28.0%	28,849	30.7%	-49.7%	-13.1%
Total net revenues	70,645	100.0%	89,450	100.0%	93,869	100.0%	-21.0%	-4.7%
Cost of revenue
Subscription and support revenues	22,986	32.5%	$25,410	28.4%	25,371	27.0%	-9.5%	0.2%
Embedded devices and hardware	13,004	18.4%	$22,981	25.7%	24,690	24.5%	-43.4%	-6.9%
Inventory reserves	541	0.8%	$1,343	1.5%	544	1.4%	-59.7%	146.9%
Impairment of other asset	-	0.0%	$1,275	1.4%	-	0.0%	(100.0)%	100.0%
Gross profit	34,114	48.3%	38,441	43.0%	43,264	47.1%	-11.3%	-11.1%
Operating expenses:
Sales and marketing	13,318	18.9%	12,446	13.9%	11,876	12.7%	7.0%	4.8%
General and administrative	13,998	19.8%	15,798	17.7%	15,063	16.0%	-11.4%	4.9%
Engineering and development	9,224	13.1%	8,952	10.0%	8,009	8.5%	3.0%	11.8%
Depreciation and amortization	6,540	9.3%	7,116	8.0%	6,201	6.6%	-8.1%	14.8%
Impairment of goodwill and other intangible assets	12,005	17.0%	2,712	3.0%	-	0.0%	342.6%	100%
Restructuring charges	1,831	2.6%	-	0.0%	-	0.0%	100.0%	0.0%
Operating (loss) income	(22,802)	-32.3%	(8,583)	-9.6%	2,115	3.2%	165.7%	-505.8%
Interest expense	1,698	2.4%	806	0.9%	798	0.9%	110.7%	1.0%
Loss on extinguishment of debt	290	0.4%	-	0.0%	-	0.0%	100.0%	0.0%
Other income, net	(130)	-0.2%	(134)	-0.1%	(1,338)	-1.4%	-3.0%	-90.0%
(Loss) income from continuing operations, before income taxes	(24,660)	-34.9%	(9,255)	-10.3%	2,655	3.8%	166.4%	-448.6%
Income tax expense (benefit)	(340)	-0.5%	9,902	11.1%	419	0.4%	-103.4%	2263.2%
(Loss) income from continuing operations, net of income taxes	(24,320)	-34.4%	(19,157)	-21.4%	2,236	3.4%	27.0%	-956.8%
Loss from discontinued operations, net of income taxes	-	0.0%	-	0.0%	(492)	-0.5%	0.0%	-100.0%
Net (loss) income	$(24,320)	-34.4%	$(19,157)	-21.4%	$1,744	2.8%	27.0%	-1198.5%
Adjusted EBITDA(1)	$2,310	3.3%	$9,321	10.4%	$12,621	0.8%	-75.2%	-26.1%

(1)	Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015

During 2016, total revenue decreased $18.8 million, or 21.0%, to $70.6 million from $89.4 million in 2015. The decrease in revenue is primarily attributable to lower hardware sales which declined $12.5 million or 49.7% to $12.6 million from $25.1 million in 2015. This decline in hardware sales was primarily due to a strategic shift in how we sell our products and services. In the third quarter of 2015, we began to concentrate on selling higher margin, integrated managed service subscriptions that include the full suite, or subsets, of our devices, networks, applications and platform while moving away from the sale of individual components – especially hardware only.

Subscription and support revenues decreased $6.4 million, or 9.9%, to $58.0 million from $64.4 million in 2015. The decrease reflects losses associated with network customers’ 2G conversions and pricing pressure on certain security product lines, which resulted in a lower price point. The decrease in revenue is also attributed to the shift to the integrated managed service subscription offerings.

Direct cost of subscription and support revenue for the years ended December 31, 2016 and 2015 decreased by $2.4 million or 9.5% to $23.0 million from $25.4 million in 2015. Subscription and support revenue less direct costs was $35.0 million, or 60.4% of subscription and support revenue for the year ended December 31, 2016 compared to $39.0 million, or 60.5% for the year ended December 31, 2015. In addition to lower direct costs associated with lost 2G conversions, we also had a larger proportional decrease in direct cost of subscription and support due in part to lower negotiated network and carrier costs and our strategic efforts to sell higher margin integrated managed services.

Direct cost of sales for embedded devices and hardware decreased $10.0 million, or 43.4% to $13.0 million for the year ended December 31, 2016 compared to $23.0 million for the year ended December 31, 2015. Embedded devices and hardware revenue less direct costs was ($0.4 million), or (3.0%) of embedded devices and hardware revenue for the year ended December 31, 2016 compared to $2.1 million, or 8.4% for the year ended December 31, 2015. The overall decrease in direct costs is due to lower corresponding revenues.

Inventory reserves decreased $0.8 million to $0.5 million as of December 31, 2016 compared to $1.3 million as of December 31, 2015. Inventory reserves have been presented separately within cost of sales due to a significant charge during the year ended December 31, 2015. As described in the Overview above, we entered into new and amended agreements with wireless carriers in September 2015. As a result of these agreements, we performed a lower of cost or market analysis leading to a significant increase in the inventory reserve of $1.3 million as of December 31, 2015 related to older, 2G cellular telecommunications devices and older satellite devices as well as an accrual for a purchase commitment related to raw materials for the older satellite devices that we will not fulfill. In addition, one of the amended carrier agreements led to settlement of a pre-existing relationship and a $1.3 million impairment of a prepaid expense during the year ended December 31, 2015. The prepaid expense was previously recorded in other assets.

Sales and marketing expense increased $0.9 million to $13.3 million for the year ended December 31, 2016 compared to $12.4 million for the same period in 2015. As a percentage of net revenues, sales and marketing expenses increased to 18.9% for the year ended December 31, 2016 compared to 13.9% for the year ended December 31, 2015. The increase is primarily attributable to hiring of sales and marketing personnel to promote our new integrated managed services model.

General and administrative expenses decreased $1.8 million to $14.0 million for the year ended December 31, 2016 compared to $15.8 million for the same period in 2015. The decrease includes a reduction of facility expenses of $0.6 million related to the relocation nof our corporate headquarters, as well as a $0.5 million reduction in salaries. The remaining decrease is primarily due to decreases in other professional fees.

Engineering and development expenses increased $0.3 million to $9.2 million for the year ended December 31, 2016 compared to $9.0 million for the same period in 2015. As a percentage of net revenues, engineering and development expenses increased to 13.0% for the year ended December 31, 2016 compared to 10.0% for the year ended December 31, 2015. The increase was primarily driven by the continued development associated with newly introduced product lines.

Depreciation and amortization expense decreased $0.6 million, or 8.1%, to $6.5 million for the year ended December 31, 2016 compared to $7.1 million for the same period in 2015.

The $12.0 million and $2.7 million impairments of goodwill and other intangible assets recorded for the year ended December 31, 2016 and 2015, respectively, were related to our Omnilink and DIY goodwill and trade names as described in the Overview above.

We recorded restructuring charges of $1.8 million, which includes $0.8 million related to facilities, $0.9 million in severance costs and $0.1 million related to scrap expense for inventory on a product line we will no longer continue to pursue. The restructuring charge for facilities of $0.8 million is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements, as well as moving costs. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one-year lease agreement.

Other income remained consistent at $0.1 million for the year ended December 31, 2016, and 2015, respectively.

We recorded a provision for income tax benefit of $0.3 million for the year ended December 31, 2016, $9.9 million in expense for the year ended December 31, 2015, and $0.4 million in expense for the year ended December 31, 2014. The effective tax rates were (1.4) %, 106.6% and 15.8% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate for the year ended December 31, 2016 differed from the federal statutory rate of 34% primarily as a result of recording the valuation allowance for net deferred tax assets and the goodwill impairment recognized for the year ended December 31, 2016.

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

We believe that adding back the effects of equity-based compensation to arrive at Adjusted EBITDA provides supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends. Investors have indicated that they consider financial measures of our results of operations excluding equity-based compensation as important supplemental information useful to their understanding of our historical results and estimating our future results.

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

Equity-based compensation is an important part of total compensation, especially from the perspective of employees. We believe, however, that supplementing GAAP income from continuing operations by providing income from continuing operations, excluding the effect of equity-based compensation in all periods, is useful to investors because it enables additional and period-to-period comparisons.

Adjusted EBITDA excludes non-cash and other charges including impairment charges, restructuring, an unusual reserve for inventory, executive severance and recruiting fees, costs related to an internal ERP systems integration upgrade, a network systems evaluation study and acquisition related costs. These are costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations for purposes of management’s analysis of financial performance.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
(Loss) income from continuing operations, net of income taxes (GAAP)	$(24,320)	$(19,157)	$2,236
Depreciation and amortization expense	7,958	8,217	6,812
Impairment of goodwill and other intangible assets	12,005	-	-
Interest expense and loss on extinguishment of debt, net	1,858	672	(540)
Income tax expense (benefit)	(340)	9,902	419
EBITDA (non-GAAP)	(2,840)	(366)	8,927
Equity-based compensation expense	2,725	2,673	2,565
Non-cash and other items	2,425	7,014	1,129
Adjusted EBITDA (non-GAAP)	$2,310	$9,321	$12,621

(Loss) income from continuing operations, net of income taxes, per diluted share (GAAP)	$(1.25)	$(1.00)	$0.12

Weighted average shares outstanding used in computing diluted per share amounts	19,493	19,117	19,268

As noted above, non-cash and other items include impairment charges, an unusual reserve for inventory, restructuring charges, executive severance and recruiting fees, costs and acquisition related costs.

Consolidated Financial Condition (in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flow provided by (used in) continuing operations
Operating activities	$(492)	$8,877	$10,456
Investing activities	(3,322)	(5,300)	(41,424)
Financing activities	(3,138)	(4,610)	22,493
Cash flow from discontinued operations	-	-	142
Decrease in cash and cash equivalents	$(6,952)	$(1,033)	$(8,333)

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

Net cash provided by discontinued operations for the year ended December 31, 2014 was $0.1 million. Cash flows associated with the revenue-producing and cost-generating activities of the discontinued operations were eliminated following their disposal.

Operating Cash Flows

Net cash used by operating activities in 2016 decreased by $9.4 million compared to net cash provided by operating activities in 2015, primarily due to lower earnings, offset by the effect of non-cash expenses, such as goodwill and other asset impairments of $12.0 million, and a year over year increase in accounts receivable, financing receivables and inventory.

Net cash provided by operating activities in 2015 decreased by $1.6 million compared to 2014, primarily due to lower earnings offset by the effect of non-cash expenses and a year over year reduction in accounts receivable.

Investing and Financing Cash Flows

In 2016, our cash flows used in investing activities was $3.3 million for the acquisition of property and equipment, capitalized internally developed software and the acquisition of software, which was a decrease of $2.0 million compared to these captions in 2015. Our cash flows used in financing activities relate primarily to our refinancing of our loan agreement. See Note M – Debt.

In 2015, our cash flows used in investing activities was $5.3 million for the acquisition of property and equipment, capitalized internally developed software and the acquisition of software, which was a decrease of $0.1 million compared to these captions in 2014. Our cash flows used in financing activities related primarily to principal payments on our loan with Silicon Valley Bank (SVB).

In 2014, we invested $41.4 million primarily comprised of $37.3 million net cash used to acquire Omnilink through a merger transaction, $2.2 million to purchase property and equipment, and $3.2 million to purchase other intangible assets, primarily development costs for software. The cash paid for these investments was primarily funded from third party (SVB) bank loan indebtedness ($25.0 million). The balance of the cash needed to complete the purchase price consideration was funded from the proceeds from the 2013 underwritten offering and by cash generated by operations. These investment outflows were partially offset by proceeds from the sale on an investment which generated $1.3 million. Our cash flows provided by financing activities relate primarily to proceeds from our loan with SVB of $25.0 million, offset by $2.5 million of principal payments.

Liquidity and Capital Resources

We had working capital of $8.6 million as of December 31, 2016, compared to $17.6 million as of December 31, 2015. We had cash balances of $9.5 million and $16.2 million as of December 31, 2016 and 2015. In 2014, we invested $37.3 million for a business merger transaction as well as investing $5.4 million in capital expenditures to further benefit the Company. The Company does not have any additional borrowing capacity under its loan agreement with Crystal.

Contractual Obligations

The table below sets forth our contractual obligations at December 31, 2016. Additional details regarding these obligations are provided in the accompanying notes to our consolidated financial statements (in thousands).

		Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan(1)	$17,000	$1,275	$5,100	$10,625	$-
Operating lease obligations(2)	7,709	1,785	2,722	2,332	870
Purchase commitments(3)	5,088	5,088	-	-	-
Total(4)	$29,797	$8,148	$7,823	$12,958	$870

(1)	Amounts represent future principal payments under the Crystal Financial LLC Loan Agreement. See Note M – Debt and Note V – Subsequent Events in the accompanying consolidated financial statements.
(2)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities.
(3)	Amounts represent future obligations to purchase inventory.
(4)	Liabilities of less than $0.1 million related to Accounting Standards Codification Subtopic 740-10, Income Taxes have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note K – Income Taxes in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Subscription fees are based on the number of devices (subscriptions) on our integrated IoT horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fee revenues for managed service arrangements include all of the key IoT components – device, network, application and platform. Subscription fees also include volume-based excess message, network usage and other activity that are recognized as revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include set-up fees which are typically deferred and recognized ratably over the estimated life of the subscription. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets and recognized in the period revenue is recognized. For managed services, cost of embedded devices and hardware are capitalized as fixed assets and depreciated over the estimated life of the hardware. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of IoT devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within thirty to ninety days after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers is recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded hardware and devices.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine whether a multiple-element arrangement exists. For multiple-element revenue arrangements we allocate arrangement consideration at the inception of an arrangement to all deliverables using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) best estimated selling price, if neither vendor-specific nor third-party evidence is available. In most cases, we utilize best estimated selling price, as vendor specific objective evidence and third party evidence are not available. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Inventory and Reserves for Excess, Slow-Moving and Obsolete Inventory

We value our inventory at the lower of first-in, first-out (FIFO) cost or market. We continually evaluate the composition of our inventory and estimate potential future excess, obsolete and slow-moving inventory. We specifically identify obsolete hardware for reserve purposes and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and slow-moving inventory. Significant management judgments and estimates must be made and used in connection with establishing inventory reserves in any accounting period. The establishment of a reserve for obsolete or slow moving inventory establishes a new cost basis in the inventory. If we are not able to achieve our expectations of the net realizable value of the inventory at its current carrying value, we adjust our reserves accordingly.

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

Goodwill and trade names are not amortized, but are subject to an annual impairment assessment performed at the reporting unit level. Goodwill and trade names must be assessed more frequently if indicators of impairment are identified. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill or the trade name(s) is less than its carrying amount. We assess goodwill (and trade names as applicable) annually for our reporting units, all of which are components of our single reportable operating segment. We elected to change our annual goodwill impairment testing measurement date from October 1 to December 1 effective October 1, 2016, primarily to better align our measurement date with our financial projections, as well as our annual strategic, financial planning, and budgeting processes. There was no impact of the change in measurement date.

In the second quarter of 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested for impairment as a result of lower than expected operating results, which are related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective reporting units to its fair value based on a discounted cash flow analysis. Based on our Step 2 valuation assessment, we determined that the fair values of the goodwill in these reporting units were less than the respective carrying values, and we recorded $4.2 million in impairment charges as of June 30, 2016.

As part of our annual assessment of goodwill at December 1, 2016, we found that the carrying values of our Omnilink and DIY reporting units were greater than the calculated fair values. Accordingly, we performed a Step 2 analysis for these reporting units and recorded goodwill impairment of $7.4 million for our Omnilink reporting unit. No impairment was recorded for DIY goodwill as no impairment was indicated in the Step 2 analysis. As part of our December 1, 2016 assessment we also recorded $0.4 million of impairment related to the Omnilink Trade Name. The decrease in the fair value of the DIY reporting unit was principally due to the reporting unit not generating results of operations consistent with our expectations and previous forecasts. The Omnilink impairment was due to two contracts not being renewed during December 2016.

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

Our assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time we perform the valuations. These estimates and assumptions primarily include, but are not limited to, projected results of operations and cash flows, discount rates, terminal growth rates, and capital expenditures forecasts. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates and could result in additional non-cash impairment charges in the future. We considered the effect of a 1% decrease in growth rate coupled with a 1% increase in the discount rate for each of our four reporting units. This hypothetical change would cause the indicated fair value for the Omnilink reporting unit to decrease by $3.5 million. However, we concluded that our estimated value is appropriate and consistent with our overall valuation and that goodwill and other intangible assets are not further impaired. The hypothetical change did not affect the results for our other two reporting units.

Other intangible assets, including patents, acquired intellectual property and customer relationships, have finite lives and we record these assets at cost less accumulated amortization. We calculate amortization expense on a straight-line basis over the estimated economic useful life of the assets, which are 7 to 16 years for patents and acquired intellectual property and on a staight line basis, which approximates the pattern over which the economic benefits are being utilized, which is 4 to 11 years for customer relationships. We assess other intangible assets and long-lived assets for impairment on a quarterly basis whenever any events have occurred or circumstances have changed that would indicate impairment could exist. Any assessment for impairment is based on estimated future cash flows directly associated with the asset or asset group.

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

In 2016, we continued to maintain our full valuation allowance on our deferred tax assets, as we have determined that we would not meet the criteria of “more likely than not” that our federal and state net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our cumulative loss over the past three years. During 2015, we determined that we would not meet the criteria of “more likely than not” that the cumulative federal net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our assessment of both positive and negative evidence regarding realization of our deferred tax assets; in particular, the strong negative evidence associated with our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2015 and 2035. As a result of recording the valuation allowance, we recognized deferred tax expense of $9.9 million for the year ended December 31, 2015. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

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

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency. We held $0.3 million and $0.5 million in foreign bank accounts at December 31, 2016 and 2015, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive (loss) income and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the fiscal year ended December 31, 2016.

Interest Rate Risk

We are exposed to changes in interest rates on our revolving line of credit, long term debt and current portion of our long term debt that carry floating rate interest and which represented 98% of our debt as of December 31, 2016. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,285	$16,237
Restricted cash	221	-
Accounts receivable, less allowance for doubtful accounts of $767 and $618	9,436	9,237
Financing receivables, current	1,778	1,780
Inventory, net of reserves	9,011	7,617
Prepaid expenses and other current assets	1,421	1,887
Deferred tax assets	-	603
TOTAL CURRENT ASSETS	31,152	37,361

Financing receivables, less current portion	2,227	2,330
Property and equipment, net of accumulated depreciation and amortization	6,022	4,795
Software, net of accumulated amortization	6,530	7,146
Other intangible assets, net of accumulated amortization	11,519	15,722
Goodwill	33,554	43,424
Other assets	474	409
TOTAL ASSETS	$91,478	$111,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,894	$11,390
Accrued expenses and other current liabilities	3,209	2,864
Deferred revenues	1,882	1,942
Current portion of long-term debt	1,275	3,600
Current portion of capital lease	291	-
TOTAL CURRENT LIABILITIES	22,551	19,796

Long-term debt, less current portion, net of deferred financing costs	14,885	15,309
Capital lease, less current portion	797	-
Deferred tax liabilities	468	1,595
Other liabilities	1,512	1,891
TOTAL LIABILITIES	40,213	38,591

COMMITMENTS AND CONTINGENCIES (NOTE N)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized;
20,935 and 20,652 issued; 19,608 and 19,177 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	105,112	102,108
Treasury stock, at cost; 1,327 and 1,316 shares	(5,466)	(5,444)
Accumulated other comprehensive loss	(110)	(117)
Accumulated deficit	(48,271)	(23,951)
TOTAL SHAREHOLDERS' EQUITY	51,265	72,596
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,478	$111,187

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net revenues:
Subscription and support revenues	$58,019	$64,371	$65,020
Embedded devices and hardware	12,626	25,079	28,849
Total net revenues	70,645	89,450	93,869
Cost of sales
Subscription and support revenues	22,986	25,410	25,371
Embedded devices and hardware	13,004	22,981	24,690
Inventory reserves	541	1,343	544
Impairment of other asset	-	1,275	-
Gross profit	34,114	38,441	43,264
Operating expenses:
Sales and marketing	13,318	12,446	11,876
General and administrative	13,998	15,798	15,063
Engineering and development	9,224	8,952	8,009
Depreciation and amortization	6,540	7,116	6,201
Impairment of goodwill and other intangible assets	12,005	2,712	-
Restructuring charges	1,831	-	-
Operating (loss) income	(22,802)	(8,583)	2,115
Interest expense	1,698	806	798
Loss on extinguishment of debt	290	-	-
Other income, net	(130)	(134)	(1,338)
(Loss) income from continuing operations before income taxes	(24,660)	(9,255)	2,655
Income tax expense (benefit)	(340)	9,902	419
(Loss) income from continuing operations, net of income taxes	(24,320)	(19,157)	2,236
Loss from discontinued operations, net of income taxes	-	-	(492)
Net (loss) income	(24,320)	(19,157)	1,744
Other items of comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment	7	(69)	(24)
Comprehensive (loss) income	$(24,313)	$(19,226)	$1,720

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.25)	$(1.00)	$0.12
Loss from discontinued operations	-	-	(0.03)
Net (loss) income	$(1.25)	$(1.00)	$0.09

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.25)	$(1.00)	$0.12
Loss from discontinued operations	-	-	(0.03)
Net (loss) income	$(1.25)	$(1.00)	$0.09

Weighted average shares outstanding used in computing earnings per share:
Basic	19,493	19,117	18,922
Diluted	19,493	19,117	19,268

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2014	20,069	95,777	(5,238)	(24)	(6,538)	83,977
Equity-based compensation expense	1	2,565	-	-	-	2,565
Equity-based compensation plan activity	214	867	-	-	-	867
Value of shares retained to pay employee taxes	-	(153)	(114)	-	-	(267)
Translation adjustment	-	-	-	(24)	-	(24)
Net income	-	-	-	-	1,744	1,744
Balance at December 31, 2014	20,284	99,056	(5,352)	(48)	(4,794)	88,862
Equity-based compensation expense	-	2,673	-	-	-	2,673
Equity-based compensation plan activity	326	283	-	-	-	283
Value of shares retained to pay employee taxes	-	(219)	(92)	-	-	(311)
Issuance of shares in asset acquisition	30	243	-	-	-	243
Other	12	72	-	-	-	72
Translation adjustment	-	-	-	(69)	-	(69)
Net loss	-	-	-	-	(19,157)	(19,157)
Balance at December 31, 2015	20,652	102,108	(5,444)	(117)	(23,951)	72,596
Equity-based compensation expense	-	2,725	-	-	-	2,725
Equity-based compensation plan activity	282	509	-	-	-	509
Issuance of common shares for services	1	8	-	-	-	8
Value of shares retained to pay employee taxes	-	(238)	(22)	-	-	(260)
Translation adjustment	-	-	-	7	-	7
Net loss	-	-	-	-	(24,320)	(24,320)
Balance at December 31, 2016	20,935	$105,112	$(5,466)	$(110)	$(48,271)	$51,265

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(24,320)	$(19,157)	$1,744
Less loss from discontinued operations, net of income taxes	-	-	(492)
(Loss) income from continuing operations, net of income taxes	(24,320)	(19,157)	2,236
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	7,958	8,217	6,812
Impairment of goodwill, other intangible assets and other asset	12,005	3,987	-
Non-cash restructuring charges	400	-	-
Equity-based compensation expense	2,725	2,673	2,565
Loss on extinguishment of debt	290	-	-
Deferred income taxes	(524)	9,956	365
Bad debt expense	434	562	392
Inventory reserves	541	1,343	544
Gain on sale of cost method investment	-	-	(1,109)
Other non-cash expense	206	128	98
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and financing receivables	(530)	3,162	(1,034)
Inventory	(4,612)	(1,929)	233
Accounts payable	4,723	(818)	665
Deferred revenue	(333)	264	154
Other	545	489	(1,465)
Net cash (used in) provided by operating activities	(492)	8,877	10,456
Cash flows from investing activities:
Net cash paid for acquisition	-	-	(37,287)
Purchases of property and equipment	(874)	(1,150)	(2,209)
Capitalized software development and purchases of software	(2,448)	(4,150)	(3,237)
Proceeds from sale of cost basis investment	-	-	1,309
Net cash used in investing activities	(3,322)	(5,300)	(41,424)
Cash flows from financing activities:
Principal payments on debt	(19,349)	(4,252)	(2,508)
Principal payments on capital lease obligations	-	(148)	(306)
Proceeds from long-term debt	17,000	-	25,000
Equity-based compensation plan activity, net	509	283	867
Payment of taxes on equity-based awards	(260)	(311)	(267)
Deferred financing costs paid	(1,038)	(182)	(293)
Net cash (used in), provided by financing activities	(3,138)	(4,610)	22,493
Net cash provided by discontinued operations	-	-	142
Net decrease in cash and cash equivalents	(6,952)	(1,033)	(8,333)
Cash and cash equivalents at beginning of period	16,237	17,270	25,603
Cash and cash equivalents at end of period	$9,285	$16,237	$17,270

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,456	$673	$703
Cash paid for income taxes	31	58	146
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	222	441	417
Non-cash interest	532	142	-
Non-monetary consideration for acquisition of assets	-	375	-
Common stock issued for acquisition of assets	-	243	-
Issuance of shares for services	8	-	-

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a holding company incorporated in Pennsylvania and, through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis.

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

We measure and report certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. The major categories of nonfinancial assets and liabilities that we measure at fair value include reporting units measured at fair value in our goodwill impairment test as well as certain indefinite lived intangible assets. See Note D – Fair Value Measurements for more information.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts and financing receivables. We maintain our cash and overnight investment balances in financial institutions, which typically exceed federally insured limits. We had cash balances in excess of these limits of $9.3 million and $16.0 million at December 31, 2016 and 2015, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Concentration of credit risk with respect to accounts and financing receivables from customers is limited. We perform credit evaluations of prospective customers and we evaluate our trade and financing receivables periodically. Our accounts and financing receivables are at risk to the extent that we may not be able to collect from some of our customers. See Note E – Accounts Receivable, Note F – Financing Receivables and Note Q – Significant Customer, Concentration of Risk and Related Parties for more information.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less at date of purchase to be cash equivalents. Cash equivalents consist of overnight repurchase agreements and amounts on deposit in foreign banks. We held $0.3 million and $0.5 million in foreign bank accounts at December 31, 2016 and 2015, respectively.

Restricted Cash

As of December 31, 2016, cash of $0.2 million was held in escrow related to certain vendor obligations as a result of entering into our loan agreement in March 2016. See Note M – Debt. There was no restricted cash at December 31, 2015.

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

Financing Receivables

Financing receivables are due in installments. We evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of the accounts and write-offs, customer collection experience, the customer’s financial condition, known risk characteristics impacting the respective customer base, and other available economic conditions, to determine the appropriate allowance. Similar to accounts receivable, we typically do not require collateral. All amounts due at December 31, 2016 and 2015 were deemed fully collectible and an allowance was not necessary. See Note F – Financing Receivables for more information.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Inventories and Reserves for Excess, Slow-Moving and Obsolete Inventory

Inventories are valued at the lower of cost or market and consist principally of (1) security devices and (2) cellular IoT Modems and Modules and (3) satellite IoT Modems and other accessories. Cost is determined on the first-in, first-out (FIFO) basis. Inbound freight costs, including raw material freight costs to contract manufacturers is recorded in inventory and these costs are recognized in cost of sales when the product is sold. Lower of cost or market value of inventory is determined at the product level and evaluated quarterly. Estimated reserves for obsolescence or slow moving inventory are maintained based on current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories. Such inventories are recorded at estimated realizable value net of the costs of disposal. The establishment of a reserve for obsolete or slow moving inventory establishes a new cost basis in the inventory. See Note G – Inventory for more information.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Property and equipment under capital leases are amortized over the lives of the respective leases or over the service lives of the assets for those leases and leasehold improvements, whichever is shorter. Depreciation and amortization for property and equipment is calculated using the straight-line method over the following estimated lives:

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

For software embedded in our products, we capitalize software development costs when technological feasibility is established and conclude capitalization when the hardware product is ready for release. We amortize capitalized costs for software to be sold using the straight-line method over the estimated useful life based on anticipated revenue streams of the software, generally for three years. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as engineering and development. See Note J – Intangible Assets for more information.

Intangible Assets, Including Goodwill

Intangible assets consist of acquired customer relationships and intellectual property, patents and trademarks, and goodwill. These assets, except for goodwill and trade names, are amortized over their expected useful lives. Acquired customer relationships are amortized using the straight line method, which approximates the pattern over which the economic benefits are being utilized, using lives of 4 to 11 years. Acquired intellectual property and patents are amortized using the straight-line method over 7 to 16 years, representing the shorter of their estimated useful lives or the period until the patent renews. Costs to maintain patents are expensed as incurred while costs to renew patents are capitalized and amortized over the remaining estimated useful lives.

Goodwill and trade names are not amortized but are subject to an annual impairment test, and more frequently if events or circumstances occur that would indicate a potential decline in its fair value. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. The annual assessment of goodwill for impairment includes comparing the fair value of each reporting unit to the carrying value, referred to as Step One. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is necessary. If the carrying value of a reporting unit exceeds its fair value, a second test is performed, referred to as Step Two, to measure the amount of impairment to goodwill, if any. To measure the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if we were acquiring the affected reporting unit in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on the consolidated balance sheet, an impairment charge for the difference is recorded. We assess goodwill (and trade names as applicable) annually for our four reporting units, all of which are components of our single reportable operating segment. We elected to change our annual goodwill impairment testing measurement date from October 1 to December 1 effective October 1, 2016, primarily to better align our measurement date with our financial projections, as well as our annual strategic, financial planning, and budgeting processes. There was no impact of the change in measurement date.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We base the impairment analysis of intangible assets, including goodwill on estimated fair values. The fair value of reporting units for assessing goodwill is principally based on discounted cash flow models and using a relief from royalty method for other intangible assets. The assumptions, inputs and judgments used in estimating fair values are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuations are performed. These estimates and assumptions primarily include, but are not limited to, discount rates, terminal growth rates, projected revenues and costs, projected cash flows, capital expenditure forecasts, and royalty rates.

In 2016, we recorded impairment charges of $2.1 million and $9.7 million for tradenames and goodwill related to our Omnilink product line, respectively. Additionally we recorded impairment charges of $0.2 million and $0.1 million for goodwill and technology for our DIY product line. See Note J – Intangible Assets for more information.

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recorded during the year ended December 31, 2016. During the year ended December 31, 2015, we recorded an impairment charge of $1.3 million for prepaid carrier fees in other assets affecting multiple reporting units. See Note H – Prepaid Expenses and Other Assets for more information.

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

We conduct business globally and file income tax returns in the United States and in many state and certain foreign jurisdictions. We are subject to state and local income tax examinations for years after and including 1998. These tax years remain open due to the net operating losses generated in these years that have not been utilized as of the year ended December 31, 2016. Likewise, the existence of net operating losses from earlier periods could subject us to United States federal income tax examination for years including and after 2001, since such net operating losses have not been utilized as of the year ended December 31, 2016. See Note K – Income Taxes for more information.

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of accumulated deficit.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Comprehensive (Loss) Income and Foreign Currency Translation

Other comprehensive (loss) income consists of adjustments, net of tax, related to unrealized gains (losses) on foreign currency translation. These are reported in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity until realized in earnings. The assets and liabilities of our foreign operations are translated into U.S. dollars at the period end spot exchange rates, and revenues and expenses are translated at estimated average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive loss in the consolidated statements of operations and comprehensive (loss) income and within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign operations are not significant to us for the years ended December 31, 2016, 2015 or 2014.

Revenue Recognition

Our revenue is generated from two primary sources, subscription fees and the sale of IoT devices and hardware. Revenue is recognized when persuasive evidence of an agreement exists, the hardware or service has been delivered, fees and prices are fixed and determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Revenue is recognized net of sales tax and any other transactional taxes.

Subscription fees are based on the number of devices (subscriptions) on our integrated IoT horizontal platform network. Subscription fees are typically invoiced and recognized as revenue as we provide the services or process transactions in accordance with contractual performance standards. Customer contracts are generally recurring or multi-year agreements. Subscription fee revenues for managed service arrangements include all of the key IoT components – device, network, application and platform. Subscription fees also include volume-based excess network usage, messages and other activity that are recognized in revenue as incurred, consistent with contractual terms. We may, under an appropriate agreement, bill subscription fees in advance for the network service to be provided. In these instances, we recognize the advance charge (even if nonrefundable) as deferred revenue and recognize the revenue over future periods in accordance with the contract term as the network service (time, data or minutes) is provided, delivered or performed. Subscription revenue may also include activation fees which are deferred and recognized ratably over the estimated life of the subscription to which the activation fee relates. Direct and incremental costs associated with deferred revenue are also deferred, classified as deferred costs in prepaid expense and other assets in our consolidated balance sheets, and recognized in the period revenue is recognized under managed service arrangements. For managed services, cost of embedded devices and hardware are capitalized as fixed assets and depreciated over the estimated life of the hardware. Unbilled revenue consists of earned revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.

We recognize revenue from the sale of IoT devices and hardware at the time of shipment and passage of title. Provisions for rebates, promotions, product returns and discounts to customers are recorded as a reduction in revenue in the same period that the revenue is recognized. We offer customers the right to return hardware that does not function properly within thirty to ninety days after delivery. We continuously monitor and track such hardware returns and record a provision for the estimated amount of such future returns based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have experienced in the past. Any significant increase in hardware failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize. Shipping and handling fees received from customers are recorded with embedded device and hardware revenue and associated costs are recorded in cost of embedded devices and hardware.

On occasion we sell both hardware and monthly recurring services to the same customer. In such cases, we evaluate such arrangements to determine whether a multiple-element arrangement exists. For multiple-element revenue arrangements, we allocate arrangement consideration at the inception of an arrangement to all elements using the relative selling price method. The hierarchy for determining the selling price of a deliverable includes (a) vendor-specific objective evidence, if available, (b) third-party evidence, if vendor-specific objective evidence is not available and (c) our best estimate of the selling price, if neither vendor-specific nor third-party evidence is available. In most cases, neither vendor-specific objective evidence nor third-party evidence is available, and we use the best estimate of the selling price, which is based on consistent selling price. Certain judgments and estimates are made and used to determine revenue recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. For the years ended December 31, 2016, 2015 and 2014, advertising costs were approximately $1.1 million, $1.0 million and $0.9 million, respectively.

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

Engineering and Development

Engineering and development expenses that are not capitalizable as internally developed software are charged to operations in the period in which they are incurred. Engineering and development costs consist primarily of salaries and other personnel-related costs, bonuses, and third-party services. For the years ended December 31, 2016, 2015 and 2014, engineering and development costs recorded in operations were $9.2 million, $9.0 million and $8.0 million, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding stock options and restricted stock units, calculated using the treasury stock method. See Note S – Earnings Per Share for more information.

Liquidity

As indicated in the accompanying consolidated financial statements, the Company incurred operating losses totaling $22.8 million and $8.6 million and cash used in operations totaling $0.5 million and cash provided by operations of $8.9 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company has an accumulated deficit of $48.3 million, and cash and cash equivalents of $9.5 million. The Company’s cash flow requirements during 2016 were financed by cash on hand and cash generated by operations. The Company had total long term debt, including current portion, of $16.2 million as of December 31, 2016. The Company’s ability to continue in business is dependent on its ability to continue to generate operating cash flows, to maintain sufficient cash on hand, to raise additional capital, and an ability to control expenditures. Management believes that the Company will maintain sufficient liquidity through at least March 2018. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Reclassifications

As a result of the adoption of a recent accounting pronouncement, see Recently Adopted Accounting Guidance below, the balance sheet as of December 31, 2015 reflects the following reclassifications (dollars in thousands):

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Historical	Reclassi-
	Presentation	fication	As Adjusted
Prepaid expenses and other current assets	$2,037	$(150)	$1,887
Other assets	699	(290)	409

Current portion of long-term debt	3,750	(150)	3,600
Long-term debt, less current portion	15,599	(290)	15,309

Recently Adopted Accounting Guidance

In March 2015, the Financial Accounting Standards Board (FASB) issued guidance about simplifying the presentation of deferred financing costs. The guidance was intended to help clarify deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs were not affected. The guidance was effective January 1, 2016 and, in accordance with the guidance, $0.8 million of deferred financing costs is netted against long-term debt as of December 31, 2016 and $0.4 million of deferred financing costs was reclassified from current and noncurrent other assets to the current and noncurrent portions of long-term debt as of December 31, 2015.

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

In March 2016, the FASB issued guidance to improve the accounting for employee share-based payments. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. This guidance is effective for annual periods beginning after December 16, 2016, and interim periods within those annual periods, but may be adopted earlier. The Company adopted this guidance in the fourth quarter of fiscal 2016 for the annual period ended December 31, 2016. The impact of the adoption of this standard was to reduce our deferred tax assets as well as the offsetting valuation allowance by $3.4 million. See Footnote K - Income Taxes. Periods prior to January 1, 2016 have not been adjusted.

In August 2014, the FASB issued guidance about disclosing an entity’s ability to continue as a going concern. The guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update was effective December 15, 2016 and the adoption of this guidance did not have a material impact on our financial statements.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2015, the FASB issued guidance requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. The Company adopted this guidance in the fourth quarter of fiscal 2016 for the annual period ended December 31, 2016. Periods prior to January 1, 2016 have not been adjusted, as we are adopting prospectively.

In July 2015, the FASB issued guidance intended to simplify the presentation of applicable inventory at the lower of cost or net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update was effective December 15, 2016 and the adoption of this guidance did not have a material impact on our financial statements.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance that requires lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018. The updated standard mandates a modified retrospective transition method with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our financial statements.

In May 2014, the FASB issued guidance which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued additional guidance which delays the effective date by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued guidance which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are concluding the assessment phase of implementing this guidance. We have evaluated each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our preliminary conclusion is that the determination of what constitutes a contract with our customers (step 1), our performance obligations under the contract (step 2), and the determination and allocation of the transaction price (steps 3 and 4) and recognizing revenue when performance obligations are satisfied (step 5) under the new revenue recognition model will not result in material changes in comparison to our current revenue recognition for our contracts with customers entered into in the normal course of operations. However, we have not yet finalized our analysis.

NOTE B – BUSINESS COMBINATIONS

2014 Merger

On May 5, 2014, in accordance with the terms and conditions of the merger agreement, we merged a wholly-owned subsidiary of Numerex with and into Omnilink Systems Inc. (Omnilink) with Omnilink surviving the merger as a wholly-owned subsidiary of the Company. The purchase price was $37.5 million cash.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents the unaudited pro forma consolidated net revenues, income (loss) from continuing operations before income taxes and net income (loss) for the year ended December 31, 2014, based on the historical statements of operations of Numerex and of Omnilink, giving effect to the Omnilink merger and related financing as if they had occurred on January 1, 2014. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition occurred at the beginning of 2014. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company (in thousands, except per share data).

Unaudited Pro Forma Results
Year Ended December 31,
2014
Net revenues	$98,134
Income (loss) from continuing operations, before income tax	2,719
Net income (loss)	2,147
Basic and diluted income (loss) per common share	0.11

The unaudited pro forma financial information above gives effect to the following:

•	Adjust depreciation expense for a 2014 net historical Omnilink reduction of $0.1 million for the effect of recording property and equipment at estimated fair value.
•	Adjust amortization expense for a 2014 net increase of $0.3 million for the effect of recording intangible assets at estimated fair value.
•	Adjust interest expense for a 2014 net increase of $0.1 million due to the repayment of Omnilink’s debt balances in conjunction with the merger and the merger-related debt incurred by Numerex and related amortization of deferred financing costs.
•	Adjust expense by $1.0 million to reclassify expense recorded for merger-related costs in the year ended December 31, 2014.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

NOTE C – DISCONTINUED OPERATIONS

In June 2014, we completed the sale and disposition of components of our business classified as discontinued operations. These components were classified as discontinued operations in June 2013, when we decided to exit certain businesses and related products that were not core to future business plans. These non-core businesses include BNI Solutions, Inc. (BNI), Digilog, Inc. and DCX Systems, Inc. These businesses were previously reported in our consolidated financial statements as a separate segment, “Other Services”. The related products and services include video conferencing hardware and installation of telecommunications equipment, all of which were unrelated to our core IoT communication products and services.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

All assets and liabilities of discontinued operations were disposed of during the quarter ended June 30, 2014 as a result of the completed sale of all the capital stock of BNI. All revenue and expense of the discontinued operations were reclassified and presented in the accompanying consolidated statements of operations and comprehensive (loss) income as loss from discontinued operations, net of income taxes, after (loss) income from continuing operations, net of income tax benefit and before net (loss) income. Similarly, all cash flows of the discontinued operations were reclassified and presented in the accompanying consolidated statements of cash flows as net cash provided by discontinued operations.

On June 30, 2014, we completed the sale of all of the capital stock of BNI and the disposition of the remaining discontinued operations. The following table presents the financial results of the discontinued operations (in thousands):

Year Ended December 31,
2014
Revenues from discontinued operations	$207
Loss from discontinued operations before income taxes	$(285)
Income tax benefit	(127)
Loss from discontinued operations, net of income taxes	(158)
Loss on disposal of subsidiary included in discontinued operations	(309)
Loss on dissolution of subsidiaries included in discontinued operations	(25)
Net loss from discontinued operations	$(492)

There are no assets or liabilities reported as discontinued operations as of December 31, 2016 and 2015, due to our disposal of all discontinued operations.

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

Assets measured at fair value on a recurring basis comprise only investments in short-term US Treasury Funds of $0 and $15.5 million as of December 31, 2016 and 2015, respectively. The investments were classified as available for sale debt securities included in cash and cash equivalents in the consolidated balance sheets and are categorized as Level 1 measurements in the fair value hierarchy. We do not have any liabilities measured at fair value on a recurring basis.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes assets measured at fair value on a nonrecurring basis during the year ended December 31, 2016 and 2015 (in thousands):

	2016
	Fair		Total
	Value	Level 3	Losses
June 30, 2016
DIY Reporting Unit
Technology	$164	$164	$81
Goodwilll	1,441	1,441	215
December 1, 2016
Omnilink Reporting Unit
Indefinite lived trade names	918	918	2,054
Goodwill	7,925	7,925	9,655
Total nonrecurring fair value measurements	$10,448	$10,448	$12,005

	2015
	Fair		Total
	Value	Level 3	Losses
September 30, 2015
DIY Reporting Unit
Amortizing Intangible Assets	$825	$825	$446
Goodwilll	1,656	1,656	924
October 1, 2015
Omnilink Reporting Unit
Amortizing intangible assets	4,900	4,900	660
Indefinite lived trade names	2,972	2,972	682
Total nonrecurring fair value measurements	$10,353	$10,353	$2,712

See Note J – Intangible Assets for more information.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable and related allowance for doubtful accounts consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accounts receivable	$9,748	$9,218
Unbilled accounts receivable	455	637
Allowance for doubtful accounts	(767)	(618)
	$9,436	$9,237

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – FINANCING RECEIVABLES

We lease certain hardware devices to a small number of hardware distributors under sales-type leases expiring in various years through 2021. These receivables typically have terms ranging from two to four years and bear interest at 2%. Because the devices are not functional on our network without an active service agreement with us, we can de-activate devices for non-payment, and have therefore established a history of successfully collecting amounts due under the original payment terms without making concessions to customers. In addition, our long-standing relationships with these high credit quality customers support our assertion that revenues are fixed and determinable and probable of collection.

The components of financing receivables were as follows (in thousands):

	As of December 31,
	2016	2015
Total minimum lease payments receivable	$4,005	$4,266
Unearned income	(133)	(156)
Present value of future minimum lease payments receivable	3,872	4,110

Current Portion	1,778	1,780
Amounts due after one year	$2,227	$2,330

Future minimum lease payments to be received subsequent to December 31, 2016 are as follows (in thousands):

2017	$1,854
2018	1,192
2019	665
2020	289
2021	5
$4,005

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

We utilize historical collection experience from our population of similar customers to establish any allowance for credit losses. Financing receivables are placed in non-accrual status after 60 days of nonpayment and written off only after we have exhausted all collection efforts. We have been successful collecting financing receivables and consider the credit quality of such arrangements to be good. We have not experienced any material credit losses for any period in the three years ended December 31, 2016. Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. As of December 31, 2016, there were no financing receivables past due more than 30 days.

NOTE G – INVENTORY

Inventory consisted of the following (in thousands):

	As of December 31,
	2016	2015
Raw materials	$2,953	$1,903
Finished goods	8,504	8,420
Inventory reserves	(2,446)	(2,706)
	$9,011	$7,617

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2016	2015
Prepaid expenses	$749	$752
Deferred costs	526	718
Other	146	417
	$1,421	$1,887

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred activation fees	$360	$293
Deposits	114	116
	$474	$409

During 2011, we purchased and installed telecommunication infrastructure equipment and related equipment to improve the capacity and functionality of our devices operating on one of our carrier networks. To comply with the needs of one of our carriers and in exchange for more favorable carrier fees, we transferred the legal right to the equipment to the vendor. Thus, our existing agreement with this vendor was amended to provide for the new carrier fees and the legal transfer of the equipment. We accounted for this transaction as a non-monetary exchange. The $2.2 million cost of the equipment was determined to be its fair value and we recorded this transaction by transferring the equipment cost to prepaid carrier fees. During 2014, we made a prepayment of $0.4 million to the same carrier to license additional network access, which is recorded within prepaid expenses . Both prepaid expenses were being amortized in cost of sales for subscription and support revenue on a straight-line basis over the term of the agreement, which was to expire in 2021.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Computer, network and other equipment	$8,805	$7,150
Monitoring equipment	5,692	3,015
Furniture and fixtures	486	888
Leasehold improvements	264	374
Total property and equipment	15,247	11,427
Accumulated depreciation and amortization	(9,225)	(6,632)
	$6,022	$4,795

During the year ended December 31, 2016, we transferred $2.7 million of inventory to monitoring equipment within property and equipment. Monitoring equipment includes devices and hardware owned by us and used by customers under managed service arrangements. Depreciation expense for monitoring equipment included in cost of sales for subscription and support revenues in the accompanying consolidated statements of operations and comprehensive (loss) income was $1.4 million, $0.8 million and less than $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation and amortization expense for property and equipment, including assets totalling $1.2 million recorded as capital leases, was $1.5 million, $2.0 million, and $1.6 million for the years ended December 31, 2016, 2015, and 2014 respectively.

NOTE J – INTANGIBLE ASSETS

Impairment Charges

During the second quarter of 2016, management evaluated and determined that the Omnilink and Do-It-Yourself (DIY) product lines and reporting units should be tested for impairment as a result of lower than expected operating results, which were related to strategic changes and delays associated with the launch of a new personal tracking product line. Management initiated a quantitative two-step goodwill impairment test by comparing the carrying value of the net assets of the respective units to their fair values based on a discounted cash flow analysis. Based on our assessment under the two-step impairment test, we determined that the fair values of these reporting units were less than the respective carrying values; therefore we performed Step 2 of the impairment test, which indicated that goodwill was impaired, and we recorded $4.2 million in impairment charges.

We elected to change our annual goodwill impairment testing measurement date from October 1 to December 1 effective October 1, 2016, primarily to better align our measurement date with our financial projections, as well as our annual strategic, financial planning, and budgeting processes. There was no impact on our analysis from the change in measurement date.

As part of our annual assessment of goodwill at December 1, 2016, the carrying values of our Omnilink and DIY reporting units were found to be greater than the calculated fair values. Significant assumptions used in our assessment included the discount rates, growth rate assumptions, long term growth rates assumptions, and EBITDA margins. Accordingly, we performed a Step 2 analysis for these reporting units and recorded goodwill impairment of $7.4 million for our Omnilink reporting unit. No impairment was recorded for DIY goodwill as no impairment was indicated in the Step 2 analysis. As part of our December 1, 2016 assessment we also recorded $0.4 million of impairment related to the Omnilink Trade Name. The decrease in the fair value of the DIY reporting unit was principally due to the reporting unit not generating results of operations consistent with our expectations and previous forecasts. The decrease in the fair value of the Omnilink reporting unit was due to two customer contracts which were not renewed during December 2016.

We recorded a total of $2.7 million in impairment charges for goodwill and other intangible assets during the year ended December 31, 2015.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2015, our Do-It-Yourself (DIY) product line and reporting unit did not generate results of operations consistent with our expectations and previous forecasts and management was evaluating different strategic options for the reporting unit. These factors were triggering events that it was more likely than not that the fair value of the DIY reporting unit was less than its carrying amount. As a result, we performed our initial assessment of goodwill for impairment, along with other intangible assets of the DIY reporting unit, in the period ended September 30, 2015. Based on preliminary Step 2 calculations, we recorded impairment charges of $0.9 million for goodwill and $0.3 million for patents during the period ended September 30, 2015. We recorded an additional $0.1 million impairment charge for customer relationship intangible assets upon finalizing the Step 2 calculation during the three months ended December 31, 2015.

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

Changes in values are summarized as follows (in thousands):

		DIY				Omnilink
	Total Impairment	Goodwill	Technology	Patents	Customer Relationships	Goodwill	Trade Names	Technologies
January 1, 2015		$2,580	$245	$748	$1,241	$17,580	$3,632	$4,753
Impairment	$(2,712)	(924)	-	(325)	(121)	-	(660)	(682)
December 31, 2015		$1,656	$245	$423	$1,120	$17,580	$2,972	$4,071
Impairment	$(12,005)	$(215)	$(81)	$-	$-	$(9,655)	$(2,054)	$-
December 31, 2016		$1,441	$164	$423	$1,120	$7,925	$918	$4,071
Accumulated Amortization		$-	$(42)	$(213)	$(736)	$-	$-	$(780)
Carrying Value -December 31, 2016		$1,441	$122	$210	$384	$7,925	$918	$3,291

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of December 31, 2016				As of December 31, 2015
		Gross			Gross
	Remaining	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Useful Lives	Amount	Amortization	Value	Amount	Amortization	Value
Purchased and developed software	1.8	$18,205	$(12,806)	$5,399	$15,399	$(9,503)	$5,896
Software in development	n/a	1,131	-	1,131	1,250	-	1,250
Total software		19,336	(12,806)	6,530	16,649	(9,503)	7,146
Licenses	2.6	13,215	(12,534)	681	13,215	(12,167)	1,048
Customer relationships	7.6	8,167	(3,039)	5,128	8,167	(2,285)	5,882
Technologies	11.1	4,235	(822)	3,413	4,316	(595)	3,721
Patents and trademarks	2.0	3,747	(2,368)	1,379	4,236	(2,137)	2,099
Trade names	Indefinite	918	-	918	2,972	-	2,972

Total other intangible assets		30,367	(18,848)	11,519	32,906	(17,184)	15,722
		$49,703	$(31,654)	$18,049	$49,555	$(26,687)	$22,868

Remaining useful lives in the preceding table were calculated on a weighted average basis as of December 31, 2016. We did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2016. Amortization expense for intangible assets for the years ended December 31, 2016, 2015 and 2014 was $5.0 million, $5.1 million, and $4.6 million, respectively. In addition, $0.3 million of amortization expense for intangible assets is recorded in cost of subscription and support revenue in the accompanying consolidated statement of operations and comprehensive (loss) income for each of the years ended December 31, 2016 and 2015, and $0.2 million for the year ended December 31, 2014.

During the years ended December 31, 2016 and 2015, we capitalized approximately $1.6 million and $2.2 million, respectively, of internally developed software costs. Amortization expense for capitalized internally developed software for the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $1.7 million and $1.4 million, respectively, included in total amortization expense disclosed above.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amortization expense for the next five years is summarized as follows based on intangible assets as of December 31, 2016 (in thousands):

2017	$4,315
2018	3,308
2019	1,679
2020	1,021
2021	960
Thereafter	4,440
$15,723

Goodwill and Trade Names

The carrying amount of goodwill and trade names for the years ended December 31, 2016 and 2015, are as follows (in thousands):

	Goodwill	Trade names
December 31, 2014	44,348	3,632
Impairment	(924)	(660)
December 31, 2015	$43,424	$2,972
Impairment	(9,870)	(2,054)
December 31, 2016	$33,554	$918

Our gross goodwill balance as of December 31, 2016, 2015, and 2014 was $48.7 million. Accumulated impairment losses were $15.1 million as of December 31, 2016, and $5.3 million as of December 31, 2015.

NOTE K – INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$208	$(31)	$73
State	10	13	38
Reserve	(34)	(36)	(57)
Deferred:
Federal	(467)	9,142	546
State	(57)	814	(181)
	$(340)	$9,902	$419

Income taxes recorded by us differ from the amounts computed by applying the statutory U.S. federal income tax rate to (loss) income before income taxes. The following schedule reconciles income tax provision (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations and comprehensive (loss) income for the respective periods (in thousands):

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2016	2015	2014
Income tax expense (benefit) computed at
U.S. corporate tax rate of 34%	$(8,384)	$(3,147)	$903
Adjustments attributable to:
Valuation allowance	4,486	13,053	1,077
Income tax payable adjustments	210	-	-
State income tax	(50)	13	24
Reserve for uncertain tax positions	(34)	(36)	(57)
Goodwill impairment	3,283	-	-
Nondeductible expenses	8	19	(1,575)
Other	141	-	47
	$(340)	$9,902	$419

In 2016, we continued to maintain our full valuation allowance on our deferred tax assets, as we have determined that we would not meet the criteria of “more likely than not” that our federal and state net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our assessment of both positive and negative evidence regarding realization of our deferred tax assets, in particular, the strong negative evidence associated with our cumulative loss over the past three years. As a result of the adoption of the guidance improving accounting for share based payments, we reduced our deferred tax assets as well as the offsetting valuation allowance by $3.4 million. See Note A – Summary of Significant Accounting Policies.

During 2015, we determined that we would not meet the criteria of “more likely than not” that our federal and state net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our assessment of both positive and negative evidence regarding realization of our deferred tax assets, in particular, the strong negative evidence associated with our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2016 and 2036. As a result of recording the valuation allowance, we recognized deferred tax expense of $9.9 million for the year ended December 31, 2015. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

During the year ended December 31, 2014, we determined that it would be more likely than not, that certain additional state net operating losses would also be recoverable. We maintained a valuation allowance against certain other deferred tax assets that we determined we would likely not utilize before expiration. Deferred tax assets that were still subject to a valuation allowance include certain state net operating losses, tax credits, capital loss carryforward and foreign net operating losses. As a result of the release of the valuation allowances we recognized a deferred tax benefit of $0.2 million during the year ended December 31, 2014. Additionally, the valuation allowance increased by $1.3 million due to a capital loss carryforward for the year ended December 31, 2014.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of our net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Inventories	$914	$1,005
Accruals	927	839
Other current deferred tax assets	-	88
Equity-based compensation	3,182	2,970
Federal, state and foreign net operating loss
carry forwards	20,942	13,677
Tax credit carry forward	1,284	1,284
Deferred revenue	-	23
Difference between book and tax basis of property	257	-
Valuation allowance	(24,622)	(16,417)
	2,884	3,469

Deferred tax liabilities:
Difference between book and tax basis of property	-	(191)
Intangible assets	(3,352)	(4,270)
	(3,352)	(4,461)
Net deferred tax liabilities	$(468)	$(992)

The decrease in deferred tax liabilities related to federal and state net operating loss carry forwards is primarily due to increasing the valuation allowance on net operating loss carryforwards. Net operating loss carryforwards available at December 31, 2016 expire as follows (in thousands):

		Year of
	Amount	Expiration

Federal net operating losses	$48,276	2023-2036
State net operating losses	65,345	2016-2036
Alternative minimum tax credit carryforwards	771	n/a
General business credit carryforwards	513	2018-2031

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2002 through 2015 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years as early as 1998, in which net operating losses were generated, remain open for examination by the tax authorities.

As of December 31, 2016, we have evaluated liabilities for uncertain tax positions, and as a result have determined that there is no need for a liability for unrecognized tax benefits. As of December 31, 2015, we recorded a net decrease to the liability for unrecognized tax benefits of less than $0.1 million in income tax benefit. This amount is comprised of tax benefits recognized due to expiration of statute of limitations on certain prior period state tax matters and the corresponding accrual of estimated penalties and interest. Our total unrecognized tax benefits as of December 31, 2015 were less than $0.1 million including estimated penalties and interest.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the activity related to our unrecognized tax benefits, net of federal benefit, and excludes interest and penalties (in thousands):

	2016	2015
Balance at January 1,	$25	$54
Decreases as a result of positions taken during prior periods	(25)	(29)
Balance at December 31,	$-	$25

NOTE L – OTHER LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Payroll related	$1,545	$898
Accrued expenses	1,664	1,966
	$3,209	$2,864

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred revenue	$721	$993
Deferred rent	39	863
Sublease loss	696	-
Other	56	35
	$1,512	$1,891

NOTE M – DEBT

Debt consisted of the following (dollars in thousands):

	As of December 31,
	2016	2015

Note payable to Silicon Valley Bank, repaid in 2016	$-	$19,349
Note payable to Crystal Financial LLC, with interest at LIBOR plus Margin	17,000
Less deferred financing costs	(840)	(440)
	16,160	18,909
Less current portion of long-term debt	(1,275)	(3,600)
Noncurrent portion of long-term debt	$14,885	$15,309

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Crystal Financial LLC Loan

On March 15, 2016, we and certain of our wholly-owned, consolidated subsidiaries entered into a new term loan agreement with Crystal Financial LLC as Term Agent, and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the Silicon Valley Bank (SVB) Loan Agreement and pay related transaction fees. We recorded a charge of $0.3 million to loss on extinguishment of debt for unamortized deferred financing costs related to the SVB Loan Agreement during the year ended December 31, 2016.

The maturity date of the term loan was March 15, 2020. We were required to make regular quarterly principal payments of $0.6 million beginning September 1, 2017 with the balance due on the maturity date, if not otherwise repaid earlier by way of voluntary prepayments, or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan were subject to a prepayment penalty of 3% of the amount prepaid if prepayment occurs prior to the first anniversary of the closing date and 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There was no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount was determined by reference to LIBOR plus a margin established in the agreement. At December 31, 2016, the applicable interest rate was 9.5%.

Our obligations under the Crystal Loan Agreement were secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries. In addition, we were required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum Adjusted EBITDA, minimum Consolidated Fixed Charge Coverage Ratio, maximum Consolidated Total Net Leverage, maximum Subscriber Churn, and minimum Liquidity, all of which are defined in the Crystal Loan Agreement. We were also prohibited from incurring indebtedness, disposing of or permitting liens on our assets and making restricted payments, including cash dividends on shares of our common stock, except as expressly permitted under the Crystal Loan Agreement. The agreement contained customary events of default. If a default occurs and was not cured within the applicable cure period or was not waived, any outstanding obligations under the agreement may be accelerated. As of December 31, 2016, we were not in compliance with our covenants. We have obtained waivers of non-compliance from Crystal Financial LLC and have amended our financial covenants as of March 31, 2017.

On July 29, 2016 and November 3, 2016, we entered into amendments to the Crystal Loan Agreement to modify the covenant relating to the Maximum Subscriber Churn and amend the definition of Adjusted EBITDA. On March 31, 2017, we entered into an amendment to the Crystal Loan Agreement to modify the covenants related to minimum adjusted EBITDA, minimum fixed charge ratio, maximum net leverage, and maximum subscriber churn.

Silicon Valley Bank Loan

On May 5, 2014, we entered into a Second Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank in order to, among other things, establish a term loan of $25.0 million and a revolving line of credit of up to $5.0 million (collectively, the “Credit Facility”). The proceeds from the term loan were used to finance the Omnilink merger. See Note B – Merger and Acquisitions. The first amendment to the SVB Loan Agreement on November 3, 2015 (the “Amendment”), further described below, eliminated the availability of any subsequent advances under the Credit Facility; however, we maintained $0.2 million in outstanding unused letters of credit.

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with our acquisition of a small technology business in October 2012, we entered into a Promissory Note of $1.9 million payable to the sellers of the business. This Promissory Note is subordinate to the Credit Facility, bears interest at the greater of prime plus 1% or 4.25% and is payable in monthly installments. As of December 31, 2015, the Promissory Note was paid in full.

The future maturities under the Crystal Loan Agreement are summarized as follows (in thousands):

2017	$1,275
2018	2,550
2019	2,550
2020	10,625
$17,000

NOTE N – LEASES, COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain property and equipment under non-cancelable operating leases. The leases expire at various dates through 2022. Certain of our leases for office space have annual periods of free rent and escalation clauses of up to 2.5% or $1.00 per square foot, which are straight lined over the term of the lease. The leases also have options to renew for 60-65 months at the end of their terms. Rent expense, including short-term leases, amounted to approximately $1.2 million, $1.7 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under such non-cancelable operating leases subsequent to December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$1,785
2018	1,489
2019	1,233
2020	1,172
2021	1,160
Thereafter	870
$7,709

We sublease certain office space under non-cancelable operating leases. The leases expire at various dates through 2022. One of our subleases has an escalation clause of 3% annually. For the year ended December 31, 2015, we recognized a loss of $0.1 million related to our subleases recorded in general and administrative expense. Future minimum sublease payments under such non-cancelable operating leases subsequent to December 31, 2016, are as follows (in thousands):

Year Ending December 31,
2017	$244
2018	249
2019	256
2020	262
2021	269
Thereafter	205
$1,485

Purchase Commitments

We utilize several third-party contract manufacturers to manufacture our products and perform testing of finished products. These contract manufacturers acquire components and build products based on non-cancellable purchase commitments, which typically cover periods less than 12 months. Consistent with industry practice, we acquire components through purchase orders based on projected demand. As of December 31, 2016, we had $5.1 million in open purchase commitments for inventory.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In March 2016, we entered into a 60-month lease arrangement for computer and network equipment, software and related costs having a value of $1.2 million. The lease commenced in April 2016 and is accounted for as a capital lease, and is recorded in property and equipment, net. Future minimum capital lease payments and the present value of the net minimum lease payments for the capital leases as of December 31, 2016 are as follows (in thousands):

Total minimum lease payments	$1,211
Less amounts representing interest	(123)
Present value of future minimum lease payments	1,088
Less current portion	(291)
Amounts due after one year	$797

During 2013, we entered into a sale leaseback arrangement for computer and network equipment having a value of $0.7 million and expiring in 2015. The arrangement was recorded as a capital lease because we retained the risks and benefits of the underlying assets. As of December 31, 2015, this capital lease has been paid in full.

NOTE O – EQUITY-BASED COMPENSATION

For the years ended December 31, 2016, 2015 and 2014, equity-based compensation expense was $2.7 million, $2.7 million and $2.6 million, respectively. We have outstanding awards granted pursuant to three shareholder approved equity-based compensation plans: the Long Term Incentive Plan (1999 Plan) the 2006 Long Term Incentive Plan (2006 Plan) and the 2014 Stock and Incentive Plan (2014 Plan). The 1999 Plan was terminated and replaced by the 2006 Plan. The 2006 Plan was terminated and replaced by the 2014 Plan. Equity-based awards outstanding under the 1999 and 2006 Plan remain in effect, but no new awards may be granted under those plans. A total of 6.3 million shares of our common stock have been reserved for issuance through the plans. Stock options and stock-settled stock appreciation rights (SARs) are generally granted with an exercise price equal to the market price of our common stock on the date of grant; the awards generally vest over four years of continuous service and have a contractual term of ten years. Grants of non-vested restricted stock awards to employees generally vest over four years of continuous service and grants to non-employee directors generally vest over one year. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans).

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

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The weighted average assumptions to estimate the grant date fair value of stock options and SARs, including those with market conditions, are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Volatility	42.4%	43.0%	57.8%
Expected term (in years)	5.4	5.5	6.2
Risk-free rate	1.40%	1.65%	1.88%
Dividend yield	0%	0%	0%

A summary of stock option and SARs activity as of and for the year ended December 31, 2016 follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, January 1, 2016	1,529	$8.69
Granted	966	7.11
Exercised	(238)	4.32
Forfeited or expired	(608)	9.77
Outstanding, at December 31, 2016	1,649	7.97
Exercisable at December 31, 2016	453	9.04

As of December 31, 2016, stock options and SARs are further summarized as follows (shares and dollars in thousands):

	Outstanding	Exercisable
Total shares	1,649	453
Aggregate intrinsic value	$562	$562
Weighted-average remaining contractual term (years)	7.9	4.6

The weighted average grant-date fair value of stock options and SARs granted during the years ended December 31, 2016, 2015 and 2014 was $2.85, $3.04, and $6.45, respectively.

Stock option and SARs exercise data is summarized as follows (in thousands):

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2016	2015	2014
Options and SARs exercised	238	56	270
Net shares issued	158	51	214
Total intrinsic value exercised	$559	$195	$1,533
Cash received	$537	$254	$931
Recognized tax benefit	$559	$96	$1,300

Non-vested restricted stock award activity for the year ended December 31, 2016 is summarized as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, as of January 1, 2016	538	$9.59
Granted	432	7.14
Vested	(168)	9.12
Forfeited	(139)	9.70
Outstanding, as of December 31, 2016	663	8.08

The total fair value of non-vested restricted shares that vested during the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $2.0 million, and $1.1 million, respectively.

As of December 31, 2016, 0.7 million shares remain available for grant under the 2014 Plan. Shares available from prior plans were transferred to the successor plan. No shares remain available under any prior plans. Total unrecognized compensation costs related to all non-vested equity-based compensation arrangements was $6.2 million as of December 31, 2016 and is expected to be recognized over a weighted-average period of 1.9 years.

The Company adopted ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in fiscal 2016. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. See Footnote K - Income Taxes.

Prior to the adoption of ASU No. 2016-09, cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the year ended and 2014, the Company realized tax benefits from stock options generated in previous and current periods resulting in approximately $82,000 of gross excess tax benefits which are included within equity-based compensation activity, net, as a component of cash flows from financing activities in the accompanying 2014 consolidated statement of cash flows.

NOTE P – OTHER INCOME, NET

Other income, net includes $1.1 million for the year ended December 31, 2014 for a pre-tax gain on the sale of a cost method investment in a privately-held business. The carrying value of our investment was $0.2 million and we sold it for proceeds of $1.3 million.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE Q – SIGNIFICANT CUSTOMERS AND SUPPLIERS, CONCENTRATION OF CREDIT RISK AND RELATED PARTIES

One hardware customer accounted for 0.5%, 14.4% and 11.1%, or $0.3 million, $12.8 million and $13.5 million, of our consolidated revenue for the years ended December 31, 2016, 2015, and 2014, respectively. Accounts receivable from this customer was $0.4 million for the year ended December 31, 2015.

We had five suppliers from which our purchases were 76% of our hardware cost of sales, and four suppliers from which our purchases were 46% of our service cost of sales for the year ended December 31, 2016. Our accounts payable to these suppliers totaled $8.1 million at December 31, 2016.

We had five suppliers from which our purchases were 82% of our hardware cost of sales, and four suppliers from which our purchases were 70% of our service cost of sales for the year ended December 31, 2015. Our accounts payable to these suppliers totaled $4.2 million at December 31, 2015.

We had four suppliers from which our purchases were 72% of our hardware cost of sales, and four suppliers from which our purchases were 68% of our service cost of sales for the year ended December 31, 2014.

The Ryan Law Group is a related party. Mr. Andrew Ryan is a member of our Board of Directors and principal partner of The Ryan Law Group. During the years ended December 31, 2016, 2015 and 2014, The Ryan Law Group and another law firm in which Mr. Ryan was formerly a partner invoiced us for legal fees of $140,000, $429,000, and $290,000, respectively. Our accounts payable to these law firms was $15,000, and $7,000 at December 31, 2016 and 2015, respectively. In addition, a firm affiliated with a family member of our chairman of the board of directors and former chief executive officer has provided marketing services to us. Total fees invoiced were $0, $58,000, and $80,000 for each of the years ended December 31, 2016, 2015, and 2014.

NOTE R – BENEFIT PLAN

We sponsor a 401(k) savings and investment plan that covers all eligible employees of the Company and our subsidiaries. Employees are eligible for participation beginning on their first day of employment. We contribute an amount equal to 50% of the portion of the employee’s elective deferral contribution that do not exceed 6% of the employee’s total compensation for each payroll period in which an elective deferral is made. Our contributions are made in cash on a monthly basis. Our matching contributions are vested over a three year period at a rate of 33% per year. For the years ended December 31, 2016, 2015, and 2014, we recorded expense of $0.2 million, $0.4 million, and $0.3 million, respectively. During 2016, we discontinued our 401 (k) matching.

NOTE S – EARNINGS PER SHARE

Basic (loss) earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. We compute diluted net (loss) earnings per share on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive outstanding equity-based compensation.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The numerator in calculating both basic and diluted (loss) income per common share for each period is the same as net (loss) income. The denominator is based on the number of common shares as shown in the following table (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
(Loss) income from continuing operations	$(24,320)	$(19,157)	$2,236
Loss from discontinued operations	-	-	(492)
Net (loss) income	$(24,320)	$(19,157)	$1,744
Common Shares:
Weighted average common shares outstanding	19,493	19,117	18,922
Dilutive effect of common stock equivalents	-	-	346
Total	19,493	19,117	19,268

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.25)	$(1.00)	$0.12
Loss from discontinued operations	-	-	(0.03)
Net (loss) income	$(1.25)	$(1.00)	$0.09

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.25)	$(1.00)	$0.12
Loss from discontinued operations	-	-	(0.03)
Net (loss) income	$(1.25)	$(1.00)	$0.09

As of December 31, 2016, 2015 and 2014, 1.5 million, 1.5 million and 0.8 million, respectively of stock options, SARs and warrants were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

NOTE T – SEGMENT INFORMATION

Revenue generated from customers by geographic segment is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
U.S.	95%	96%	94%
Canada	4%	3%	4%
Others	1%	1%	2%
	100%	100%	100%

Substantially all revenue generated from outside the U.S. and Canada is invoiced and collected in U.S. dollars. As of December 31, 2016 and 2015, long-lived assets located outside of the U.S. were less than 1% of total assets.

Based on the financial data reviewed by the chief operating decision maker, our chief executive officer, we have concluded that all of our continuing operations are and continue to be a single reportable segment. All resources and operations are consolidated into a single reporting segment.

On January 10, 2017, the Board of Directors (the “Board”) terminated the employment of Marc Zionts as Chief Executive Officer. Effective January 11, 2017, the Board appointed Kenneth Gayron as Interim Chief Executive Officer. As a result of these events, our Chief Operating Decision Maker has changed during the first quarter of 2017. The Company is currently evaluating the impact this change will have, if any, on our reportable segments.

NOTE U – RESTRUCTURING

In 2016, we entered into agreements to relocate our corporate headquarters. One agreement is a sublease of the office space formerly occupied by our corporate headquarters and includes all furniture and fixtures. The sublease agreement was effective August 1, 2016 and was coterminous with the prime lease agreement expiring on September 29, 2022.

During the year ended December 31, 2016, we recorded restructuring charges of $1.8 million, which includes $0.8 million related to facilities, $0.9 million in severance costs and $0.1 million related to scrap expense for inventory on a product line we will no longer continue to pursue. The restructuring charge for facilities of $0.8 million is comprised of $0.4 million for broker and other related fees and $0.4 million non-cash charge for the estimated August 1, 2016 net book value of furniture, fixtures and leasehold improvements, as well as moving costs. Our temporary new corporate headquarters office space, effective July 15, 2016, is under a one-year lease agreement.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE V – SUBSEQUENT EVENTS

Departure and Appointment of Certain Officers

On January 10, 2017, the Board of Directors (the "Board") of the Company terminated the employment of Marc Zionts as Chief Executive Officer. Under the terms of his employment agreement, Mr. Zionts was required to resign as a member of the Board of Directors and comply with certain other restrictive covenants.

Effective January 11, 2017, the Board appointed Kenneth Gayron as interim Chief Executive Officer. Mr. Gayron continues to serve as Chief Financial Officer.

Effective January 11, 2017, the Board appointed Kelly Gay as Chief Operating Officer.

Effective January 13, 2017, Vincent Costello, Chief Revenue Officer, separated from the Company.

Effective March 20, 2017 Sri Ramachandran, Chief Technology Officer, separated from the Company.

Senior Subordinated Promissory Note

On March 31, 2017, the Kenneth Rainin Foundation, a California corporation, and the Company entered into a Senior Subordinated Promissory Note in the amount of $5 million, with a maturity date of April 1, 2018, and an annual interest rate of 12%, which was used to pay down the outstanding debt with Crystal. Brian Igoe, a director of the Company, has a financial and other interests in the Kenneth Rainin Foundation such that Mr. Igoe is a related party.

Crystal Financial LLC Amendment and Waiver

On March 31, 2017, we entered into an amendment to the Crystal Loan Agreement to modify the covenants related to minimum adjusted EBITDA, minimum fixed charge coverage ratio, maximum net leverage, and maximum subscriber churn. Pursuant to the terms of the amendment we are required to prepay $2.0 million of principal on June 1, 2017, unless we have entered into a sale transaction prior to that date.

NOTE W – UNAUDITED SELECTED QUARTERLY DATA

The following tables summarize selected unaudited financial data for each quarter of the years ended December 31, 2016, 2015, and 2014 (in thousands except share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net revenues	$18,050	$17,606	$17,412	$17,577
Gross profit	9,231	8,579	8,475	7,829
Operating Loss	(1,748)	(8,086)	(2,197)	(10,771)
Loss before income taxes	(2,262)	(8,524)	(2,633)	(11,241)
Income tax (benefit) expense	64	(234)	(87)	(83)
Net loss	(2,326)	(8,290)	(2,546)	(11,158)

Basic loss per share	$(0.12)	$(0.43)	$(0.13)	$(0.57)
Diluted loss per share	(0.12)	(0.43)	(0.13)	(0.57)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net revenues	$21,678	$25,653	$23,334	$18,785
Gross profit	10,106	11,140	7,286	9,909
Operating (loss) income	(834)	583	(5,819)	(2,513)
(Loss) income before income taxes	(1,006)	410	(5,976)	(2,683)
Income tax (benefit) expense	(386)	141	10,404	(257)
Net (loss) income	(620)	269	(16,380)	(2,426)

Basic (loss) earnings per share	$(0.03)	$0.01	$(0.86)	$(0.13)
Diluted (loss) earnings per share	(0.03)	0.01	(0.86)	(0.13)

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

During the quarter ended June 30, 2016, we recorded noncash impairment charges of $4.2 million for goodwill and other intangible assets affecting operating (loss) income. During the quarter ended December 31, 2016, we recorded noncash impairment charges of $7.8 million for goodwill and other intangible assets affecting operating (loss) income. See Note H – Prepaid Expenses and Other Assets and Note J – Intangible Assets.

As described in Note K – Income Taxes, during the year ended December 31, 2015, we recognized $9.9 million in deferred income tax expense to record a valuation allowance against certain deferred tax assets.

NUMEREX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The sum of earnings per share for the four quarters may differ from the annual amounts due to the required method for calculating the weighted average shares for the respective periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Numerex Corp.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Numerex Corp. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2016. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2017, expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Numerex Corp.

Atlanta, Georgia

We have audited Numerex Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A,  Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Numerex Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2016, and our report dated March 31, 2017 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia

March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Numerex Corp.

We have audited the accompanying consolidated balance sheet of Numerex Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numerex Corp. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 14, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2015 and in our quarterly reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016, management concluded that internal controls over financial reporting were not effective as of those dates solely because of a material weakness in our internal control over financial reporting described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the year ended December 31, 2016, management implemented its plan to remediate the material weaknesses described above, which consisted of the following elements:

·	Evaluation Process for Impairment of Goodwill and Other Intangible Assets Material Weakness:

·	Enhance the formality of rigor of review as it relates to assumptions that are utilized pertaining to the goodwill impairment evaluation process; and,

·	Perform more rigorous sensitivity analyses on financial projections and other inputs.

·	Capitalized Internally Developed Software Material Weakness:

·	Implement additional monitoring controls as it relates to internal costs that are incurred and capitalized; and,

·	Implement additional monitoring controls verifying the hours and rates that are incorporated into the capitalized internally developed software calculation.

We tested and evaluated the design and operating effectiveness of the same control procedures. We have also assessed the effectiveness of the remediation plan.

As of December 31, 2016, management has determined that the material weaknesses identified have been remediated.

Other than the steps taken in implementing our remediation plan, there were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Crystal Financial LLC Amendment and Waiver

On March 31, 2017, we entered into the Third Amendment to Term Loan Agreement and Limited Waiver (the “Third Amendment”) with Crystal Financial LLC (the “Term Agent”).   Pursuant to the Third Amendment, the Term Agent agreed to waive certain specified events of default, including events of default arising out of our failure to meet financial covenants with respect to minimum adjusted EBITDA, minimum fixed charge ratio, maximum total net coverage, and maximum subscriber churn, as well as events of default arising out of our failure to notify the Term Agent of certain events as required under the Term Loan Agreement and to update certain schedules provided to the Term Agent.  The Third Amendment also included modifications to the financial covenants under the Term Loan Agreement, effective as of the date of the amendment.

Pursuant to the Third Amendment, we were required to prepay $5,000,000 of the principal outstanding under the Term Loan Agreement, and we agreed to pay the Term Agent an additional $2,000,000 of principal on June 1, 2017 unless we have entered into a sale transaction prior to that date.   In connection with the Third Amendment, we agreed to pay to the Term Agent an amendment fee of $200,000, $100,000 of which was paid on the date of the amendment and the remainder of which is payable on June 1, 2017 unless we complete a sale or refinancing transaction before that date.  The Third Amendment further provides that, by June 1, 2017, we must either enter into a sale agreement or a binding commitment letter to refinance our obligations under the Term Loan Agreement, or engage an investment banker reasonably acceptable to the Term Agent to advise and assist us in entering into a sale or refinancing transaction.

The foregoing summary of the terms and conditions of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the Third Amendment, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017.

Senior Subordinated Promissory Note

On March 31, 2017, Kenneth Rainin Foundation, a California corporation, and the Company entered into a Senior Subordinated Promissory Note in the amount of $5,000,000, with a maturity date of April 1, 2018, and an annual interest rate of 12%, which was used to pay down $5,000,0000 of the principal outstanding under the Term Loan Agreement, and issued to Kenneth Rainin Foundation a warrant to purchase 125,000 shares of our common stock at a  warrant price of $0.01 per share.  Brian Igoe, a director of the Company, is the Chief Investment Officer of the Kenneth Rainin Foundation and therefore Mr. Igoe is a related party.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Except as set forth above under “Business - Executive Officers of the Registrant,” the information required by Item 10 of Form 10-K is incorporated by reference from the Company's Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K. Also incorporated by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

Incorporated by reference from our Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from our Company's Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from our Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed pursuant to General Instruction G (3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements. All financial statements of the Company as described in Item I of this report on Form 10-K. The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 44 of this report.

2.	Financial statement schedule included in Part IV of this Form:

Schedule II - Valuation and qualifying accounts

3.	The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1[1]	Amended and Restated Articles of Incorporation of the Company
3.2[1]	Bylaws of the Company
4.1	Warrant to Purchase Stock issued to Kenneth Rainin Foundation
10. 1[2]	Registration Agreement between the Company and Dominion dated July 13, 1994
10. 2[3]	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 15, 1994, re: designation of director
10. 3[4]	2006 Long-Term Incentive Plan (2006 Plan)*
10. 4[5]	2014 Stock and Incentive Plan (2014 Plan)*

10. 6[6]	Form of Change in Control Agreement dated August 5, 2014*
10. 7[6]	Form of Stock Option Agreement under 2014 Equity and Incentive Plan*
10. 8[6]	Form of Restricted Stock Unit Grant Notice and Agreement*
10. 9[7]	Marc Zionts employment agreement*
10. 11[7]	Stratton Nicolaides Employment Agreement dated November 4, 2015*
10. 13[7]	Shu Gan Offer Letter for Employment dated September 22, 2015*
10.15	Sridhar Ramachandran Offer Letter for Employment dated November 20, 2015*
10.16	Kenneth Gayron Offer Letter for Employment dated November 24, 2015*
10.17	Kelly Gay Offer Letter for Employment January 11, 2017
10.18	Kelly Gay Severance and Change in Control Agreement dated March 6, 2017
10.19	Shu Gan Severance and Change in Control Agreement dated March 2, 2016
10.20	Ken Gayron Severance and Change in Control Agreement dated March 17, 2016
10. 21[8]	Term Loan Agreement dated as of March 9, 2016 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
10. 22[9]	First Amendment to Term Loan Agreement dated July 29, 2016 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
10.23[10]	Second Amendment to Term Loan Agreement dated November 3, 2016 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
10.25	Senior Subordinated Promissory Note dated March 31, 2017, issued by Numerex Corp. to Kenneth Rainin Foundation
21.1	Subsidiaries of Numerex Corp.
23.1	Consent of BDO USA, LLP
23.2	Consent of Grant Thornton, LLP
24.1	Power of Attorney (included with signature page)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Chief Executive Officer
32.2	Rule 13a-14(b) Certification of Chief Financial Officer
101	Interactive Data Files - The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 19, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements Operations for the fiscal periods ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive (Loss) Income for the fiscal period ended December 31, 2016, and (v) the Notes to Consolidated Financial Statements.**

*	Indicates a management contract of any compensatory plan, contract or arrangement.
**	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
[1]	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 000-22920)
[2]	Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 000-22920)
[3]	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)
[4]	Incorporated by reference to the Exhibits filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 000-22920)
[5]	Incorporated by reference to Exhibit filed with the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2014 (File No. 000-22920)
[6]	Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 000-22920)
[7]	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014 (File No. 000-22920)
[8]	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 000-22920)
[9]	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016 (File No. 000-22920)
[10]	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2016 (File No. 000-22920)

Item 16. Form 10-K Summary

None

SCHEDULE II

NUMEREX CORP.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2016, 2015, and 2014

(in thousands)

	Balance at	Additions
	beginning of	charged to			Balance at
Description	Period	expense	Deductions		end of Period
Year ended December 31, 2016:
Accounts and financing receivables
Allowance for uncollectible accounts	$618	$434	(285	)(a)	$767
Inventory
Reserve for obsolescence	2,706	541	(801	)(c)	2,446
Deferred tax assets
Valuation allowance	16,417	8,205	-		24,622
Year ended December 31, 2015:
Accounts and financing receivables
Allowance for uncollectible accounts	$652	$562	(596	)(a)	$618
Inventory
Reserve for obsolescence	1,397	1,343	(34	)(c)	2,706
Deferred tax assets
Valuation allowance	3,108	13,309	-		16,417
Year ended December 31, 2014:
Accounts and financing receivables
Allowance for uncollectible accounts, continuing operations	380	392	(120	)(a)	652
Allowance for uncollectible accounts, discontinued operations	600	-	(600	)(b)	-
Inventory
Reserve for obsolescence, continuing operations	1,110	544	(257	)(c)	1,397
Reserve for obsolescence, discontinued operations	30	-	(30	)(c)	-
Deferred tax assets
Valuation allowance, continuing operations	1,545	1,563	-		3,108
Valuation allowance, discontinued operations	462	-	(462	)(d)	-

(a) Amounts written off as uncollectible, net of recoveries

(b) Amounts written off as uncollectible, net of recoveries and reclassification to discontinued operations

(c) Amounts written off as disposals

(d) Reclassification to discontinued operations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMEREX CORP.

By:	/s/ Kenneth L. Gayron
Kenneth L. Gayron
Interim Chief Executive Officer
Date: March 31, 2017

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Gayron and Andrew Ryan and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stratton J. Nicolaides	Non-Executive Chairman of the Board of Directors	March 31, 2017
Stratton J. Nicolaides
/s/ Kenneth L. Gayron	Interim Chief Executive Officer, Chief Financial Officer, Principal	March 31, 2017
Kenneth L. Gayron	Financial and Accounting Officer
/s/ Eric Singer	Director	March 31, 2017
Eric Singer
/s/ Tony G. Holcombe	Director	March 31, 2017
Tony G. Holcombe
/s/ Sherrie G. McAvoy	Director	March 31, 2017
Sherrie G. McAvoy
/s/ Jerry A. Rose	Director	March 31, 2017
Jerry A. Rose
/s/ Andrew J. Ryan	Director	March 31, 2017
Andrew J. Ryan
/s/ Brian R. Igoe	Director	March 31, 2017
Brian R. Igoe

