Form 10-K/A
period 2016-12-31
NUMEREX CORP /PA/
filed 2017-05-01
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
☐
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
Commission File Number 000-22920

NUMEREX CORP.
(Name of Registrant as Specified in Its Charter)
Pennsylvania	11-2948749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
400 Interstate North Parkway SE, Suite 1350 Atlanta, GA	30339
(Address of Principal Executive Offices)	(Zip Code)
(770) 693-5950
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Class A Common Stock, no par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding Class A Common Stock held by non-affiliates of the registrant was $145 million based on a closing price of  $7.49 on June 30, 2016, as quoted on the NASDAQ Global market.
The number of shares outstanding of the registrant’s Class A Common Stock as of April 22, 2016, was 19.4 million shares.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

i

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Numerex Corp’s (“Numerex”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of providing the information required in Part III of Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.
As used in the Amendment No. 1, “FY 2014,” “FY 2015” and “FY 2016” mean the Company’s fiscal year ended December 31, 2014, 2015 and 2016, respectively.
PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About our Executive Officers
A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017.
Information About our Board of Directors (the “Board”)
Listed below are the Company’s seven current directors who served during FY 2016. All of the current directors serve a one-year term expiring at the next annual meeting of shareholders.
Name	Age	Position	Director Since
Tony G. Holcombe	61	Director	2011
Sherrie G. McAvoy	57	Director	2013
Stratton J. Nicolaides	63	Chairman of the Board	1999
Jerry A. Rose	58	Director	2013
Andrew J. Ryan	58	Director	1996
Brian Igoe	61	Director	2016
Eric Singer	43	Director	2016
Set forth below is a brief description of the principal occupation and business experience of each of our directors, as well as the summary of our views as to the qualifications of each current director to serve on the Board and each board committee of which he or she is a member. Our views are formed not only by the current and prior employment and educational background of our directors, but also by the Board’s experience in working with their fellow directors. All but two directors have served on the Board for at least four years, and certain directors have ten or more years of experience on our Board. Accordingly, the Board has had significant experience with the incumbent directors and has had the opportunity to assess the contributions that the directors have made to the board as well as their industry knowledge, judgment and leadership capabilities.
Tony G. Holcombe was appointed as a director in 2011. Currently, Mr. Holcombe is Vice Chairperson of the Board of Syniverse, where he served as that company’s President and CEO from 2006 to until his retirement in 2011. He has been a member of the Syniverse Board since 2003. He also serves on the Nominating and Governance Committee of Syniverse. During his time as President and CEO of Syniverse, Mr. Holcombe’s many accomplishments included diversifying the business through several key acquisitions; defining a strategic vision that transformed Syniverse from a North American roaming and clearing house provider to a leading global provider of technology and business services to the mobile industry; and solidifying The Carlyle Group as the company’s single investor in January 2011 for $2.6 billion. Before becoming Syniverse’s President and CEO, Mr. Holcombe served as president of Emdeon Corp., formerly WebMD, and as president of Emdeon Business Services. Mr. Holcombe has more than 20 years of executive-level experience in the transaction processing and technology services industry. He was CEO of Valutec Card Solutions and served in various executive positions at Ceridian Corporation, including EVP of Ceridian Corporation, president of Ceridian Employer Employee Services and president of Comdata. Mr. Holcombe received his bachelor’s degree from Georgia State University, where he currently serves as an Advisor for the Robinson College of Business. Mr. Holcombe’s wide-ranging business experience provides valuable knowledge to our Audit Committee and to the Compensation Committee, where he serves as Chairperson. Mr. Holcombe also serves as the lead director of the Company.
Sherrie G. McAvoy was appointed to the board in 2013. She spent her 31 year career at Deloitte & Touche LLP, a global accounting, auditing and professional services firm. During her last five years with Deloitte, Ms. McAvoy served as the lead audit partner supervising audits of both public and private companies in a diverse group of industries including retail, leisure and technology services. She also held regional and national leadership positions in the retail and governance practices. Ms. McAvoy brings to our Board diversified business experience as well as deep expertise on accounting, auditing, internal controls, risk management, corporate compliance and ethics, and corporate governance. Ms. McAvoy received her Bachelor of Science degree from The Pennsylvania State University in 1980. She is a Certified Public Accountant and a member of The American Institute of Certified Public Accountants. Ms. McAvoy served as an advisor to The Institute for Excellence in Corporate Governance at The University of Texas at Dallas from its inception in 2002 through 2011. We believe that Ms. McAvoy’s expertise garnered over 31 years with Deloitte brings a valuable perspective to our Board on accounting, financial and internal control matters. Ms. McAvoy is Chairperson of the Audit Committee and a member of the Compensation Committee and the Nominating and Corporate Governance Committee.
Stratton J. Nicolaides served as CEO of the Company from April 2000 to September 2015, and served as COO from April 1999 until March 2000. Mr. Nicolaides also served as Chairman of the Board from December 1999 to December 2015 and non-executive Chairman of the Board from January 2016 until the present. In 2007, Mr. Nicolaides began serving as a director of the Taylor Hooton Foundation, a non-profit organization formed to fight steroid abuse by America’s youth. With his years of experience in the wireless communication industry, including more than fifteen years of senior management experience at Numerex, we believe that Mr. Nicolaides’ deep industry knowledge and expertise in operations, product development, competitive intelligence and corporate strategy provides the Board with significant insight across a broad range of issues critical to our business.
Jerry A. Rose was appointed to the board in 2013 and brings a successful track record of leading and driving growth in key businesses such as General Electric Company (“GE”) and United Technologies Corporation (“UTC”). Mr. Rose was a Vice President of Product Management of GE Security, Inc. from June 2007 until 2010 and was instrumental in the sale of GE Security to UTC. In 2010, Mr. Rose joined UTC as Vice President of Global Product Management. Mr. Rose held several global leadership positions during his 26 years at GE including Executive Officer roles in GE’s Appliances, Lighting and Security businesses. We believe his product development and management knowledge and his leadership in global strategy and integration is a valuable addition to the Board. Mr. Rose currently serves as Chair of the Nominating and Governance Committee and as a member of the Compensation Committee.
Andrew J. Ryan has served as a director of the Company since May 1996. Mr. Ryan currently practices law with The Ryan Law Group (TRLG), a law firm he founded in May 2014. Prior to TRLG, he practiced law with the firm of Salisbury & Ryan since August 1994. Mr. Ryan serves as the Board designee of Gwynedd Resources, Ltd. in accordance with its contractual right to designate a member of the Board. Mr. Ryan’s wide-ranging legal practice and breadth of experience gained with his more than 20 years of experience with the Company has been of particular value in assisting the Board with evaluating business and strategic issues. Mr. Ryan provides the Board with significant operational insights regarding strategies and corporate governance issues.
Brian Igoe has been the Chief Investment Officer of the Rainin Group, Inc., a family office responsible for the investments of the Kenneth Rainin Foundation, since July 2008. Previously, Mr. Igoe was a Managing Director of Pequot Capital Management and served as the Chief Investment Officer for the firm’s emerging managers strategy from 2006 to 2008. Prior to this role, Mr. Igoe was one of the founders of Nyes Ledge Capital Management, a hedge fund of funds firm from 2004 to 2005. Before this role, Mr. Igoe was a managing member of Igoe Capital Partners, LLC, where he founded a hybrid public/private equity investment firm with a primary focus on the small and micro-cap sectors. Previously, Mr. Igoe was a Managing Director at Cambridge Associates, Inc. where he served as the Director of the Marketable Securities Manager Research Group. Mr. Igoe currently serves as a member of the Board of Directors of Electro Dunas SA, a Peruvian electric utility distribution company. Mr. Igoe graduated with a B.A. in Economics from Yale University and received his M.B.A. from the Tuck School of Business at Dartmouth. Mr. Igoe serves as the Board designee of VIEX in accordance with the terms of the agreement with Viex Capital Advisors and certain of its affiliates described below. Mr. Igoe is an independent director and possesses particular knowledge and experience in finance and capital structure, strategic planning and leadership. Mr. Igoe serves on the Audit Committee and Compensation Committee.
Eric Singer was appointed as a director and a member of the Audit and Nominating and Governance Committee in March of 2016. Mr. Singer serves as the designee of VIEX Capital Advisors, LLC pursuant to the agreement described below. Mr. Singer has served as the managing member of each of VIEX GP, LLC, the general partner of VIEX Opportunities Fund, LP, and various VIEX Opportunities Funds, as well as certain other investment funds since May 2014. Mr. Singer served as co-managing member of Potomac Capital Management III, LLC from March 2012 until September 2014, and General Partner of several of its related entities from May 2009 until September 2014. From July 2007 to April 2009, Mr. Singer was a senior investment analyst at Riley Investment Management. He has served on the board of directors of TigerLogic Corporation since January 2015, IEC Electronics Corp. since February 2015, and YuMe, Inc. since June 2016. Singer previously served as a director at Meru Networks, Inc. from January 2014 until January 2015, PLX Technology, Inc. from December 2013 until its sale in August 2014, Sigma Designs, Inc. from August 2012 until December 2013, including as its Chairman of the Board from January 2013 until December 2013, and Zilog Corporation from August 2008 until its sale in February 2010. Mr. Singer holds a B.A. from Brandeis University. Mr. Singer brings to the Board experience as a director at other public companies and significant financial and investment experience, including capital allocation and transactional experience. Mr. Singer serves on the Audit Committee and Nominating and Corporate Governance Committee.
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

(c)
to nominate Brian Igoe, Eric Singer, Stratton Nicolaides, Marc Zionts, Tony Holcombe, Sherrie G. McAvoy, Jerry A. Rose, and Andrew Ryan (the “2016 Nominees”) for election to the Board at the 2016 Annual Meeting; and

(d)
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
Section 16(a) Beneficial Ownership Compliance
Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and persons who are the beneficial owners of more than 10% of the outstanding Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Based solely on a review of the copies of reports furnish to, or filed by, us and written representations that no other reports were required, we believe that during FY 2016, the Company’s officers and directors complied with all applicable Section 16(a) filing requirements, except, as a result of administrative errors, as follows:
Ms. McAvoy had one late filing with respect to the grant of RSUs for service as a director of the Company.
Mr. Zionts, Mr. Costello, Mr. Gan, each had two late Form 4 filings arising from (i) participation in the Share Purchase Incentive Program (see “Compensation Discussion and Analysis — Share Purchase Incentive Program”) and (ii) the annual grants of RSUs to NEOs.
Mr. Gayron, Mr. Flynt, and Mr. Ramachandran each had one late Form 4 filing in connection with the annual grants of RSUs to NEOs.
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

Board Committees
The Board has a standing Audit Committee (the “Audit Committee”), Compensation Committee (the “Compensation Committee”), and Nominating and Corporate Governance Committee (the “Nominating Committee”). The Board has determined that all committee chairs and committee members are independent under the applicable NASDAQ and SEC rules. The members of each of the Company’s committees during FY 2016 are identified in the table below.
Name	Audit Committee	Compensation Committee	Nominating Committee
Brian Igoe	*	*
Tony G. Holcombe	*	Chairperson
Sherrie G. McAvoy	Chairperson	*	*
Stratton J. Nicolaides
Jerry A. Rose		*	Chairperson
Andrew J. Ryan
Eric Singer	*		*
Audit Committee
The Board determined that Sherrie McAvoy, Chairperson of the Audit Committee during FY 2016, is an “audit committee financial expert” as defined by the SEC. The principal functions of the Audit Committee are to: (a) assist in the oversight of the integrity of the Company’s financial statements, the Company’s internal controls to ensure compliance with legal and regulatory requirements, the qualifications and independence, as well as the performance, of the Company’s independent accountants; (b) approve the selection, appointment, retention and/or termination of the Company’s independent accountants, as well as approving the compensation thereof; and (c) approve all audit and permissible non-audit services provided to the Company and certain other persons by such independent accountants. The Audit Committee Charter is available on the Company’s website at http://www.numerex.com/about/corporate-governance.cfm.
Compensation Committee
The Compensation Committee is responsible primarily for reviewing the compensation arrangements for the Company’s executive officers, including the CEO, and for formulating the Company’s equity compensation plans. The Compensation Committee Charter is available on the Company’s website at http://investor.numerex.com/corporate-governance.cfm. All of the members of the Compensation Committee have been determined by the Board to be independent under applicable NASDAQ and SEC rules.
Nominating and Corporate Governance Committee
The Nominating Committee assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess the Board’s effectiveness and helps develop and implement the Company’s Corporate Governance Guidelines. The Nominating Committee reviews the performance of the Board, its committees and individual members of the Board. The Nominating Committee also considers nominees for election as directors proposed by shareholders. The Nominating Committee Charter specifies that the composition of the Board should reflect experience in the following areas: finance, compensation, sales and marketing, technology and production. The Nominating Committee Charter is available on the Company’s website at http://investor.numerex.com/corporate-governance.cfm.
Code of Ethics
The Company has a Code of Ethics and Business Conduct (the “Code”) that applies to the Company’s directors, officers, and employees, including the Company’s named executive officers. The Code is available on the Company’s website at http://investor.numerex.com/corporate-governance.cfm. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and NASDAQ rules.

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
ITEM 11.   EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis explains the objectives, strategy and features of our executive compensation program, and it describes how the compensation of our executive management aligns with our corporate objectives and shareholder interests. Although our executive compensation program is generally applicable to all our senior executives, this discussion and analysis focuses primarily on the program as applied to our “Named Executive Officers” (“NEOs”): the CEO, the CFO and the other officers included in the “Summary Compensation Table”. At December 31, 2016, Mr. Zionts, Mr. Ramachandran, and Mr. Costello served as Chief Executive Officer, Chief Technology Officer, and Chief Revenue Officer, respectively, and are NEOs for 2016. As a result of the previously reported management changes in early 2017, none of these officers remains with the Company.
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
During FY 2016, Numerex adopted a non-equity incentive compensation plan (the “IC Plan”) for the NEOs based on achieving target goals for each of the five following financial and business metrics (each an “IC Metric”): Revenue, Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the effect of equity-based compensation and non-operational items), Gross Margin, the number of Network Subscriptions, and Average Revenue per Unit (“ARPU”). These goals were set by the Compensation Committee at the beginning of FY 2016. In FY 2016, the Company met the threshold levels for Gross Margin and the threshold level for ARPU, and the NEOs (excluding the Chief Revenue Officer”) were entitled to incentive compensation of 18.75% of each individual’s targeted bonus. The Chief Revenue Officer (“CRO”) had an incentive plan based solely on achieving revenue targets for the entire Company. The CRO received quarterly incentive compensation bonuses totaling $197,657 for the year.
No formal compensation benchmarking was used to determine pay for the new leadership team. Instead, the Compensation Committee negotiated the employment terms with the former CEO and assessed competitiveness by considering the compensation package of the previous CEO and relying on the business experience of Compensation Committee members. Similarly, the former CEO negotiated the employment terms with each member of his team assessing competitiveness using his business experience, the pay of similarly situated prior executives at the Company with advice and approval from the Compensation Committee.
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

•
Approving base pay adjustments for the NEOs after reviewing, among a number of factors, performance, business results and informal competitive benchmarks.

•
Approving non-equity incentive awards after reviewing the NEO’s performance and business results against established performance benchmarks.

•
Approving equity compensation grants to NEOs after reviewing, among a number of factors, performance, business results, prior equity grants, and informal competitive benchmarks.

•
Reviewing and recommending to the full board appropriate levels of board compensation.

During FY 2016, Mr. Zionts participated in the Compensation Committee’s meetings and provided input into compensation decisions at the Compensation Committee’s request. In particular, Mr. Zionts participated by making recommendations on NEO compensation and input on objectives (other than for himself). Mr. Zionts’ compensation was determined solely by the Compensation Committee.
The Use of Compensation Consultants
In FY 2015, the committee engaged Deloitte Consulting, LLP as its compensation consultant. During FY 2015, Deloitte provided the Compensation Committee with ad hoc advice on pay issues, equity targets for new hires and in reviewing the new CEO’s employment agreement.
In FY 2016, the committee did not engage a compensation consultant but kept compensation at the same level as in FY2015.
The Use of Compensation Survey Data and Peer Companies
During FY 2016, the Compensation Committee did not conduct any formal competitive pay benchmarking. Instead, the competitiveness of the pay offered to the newly hired leadership team was based on negotiations, reference to general compensation trends, the pay of prior similarly situated executives at Numerex, and the broad business experience of members of the Compensation Committee.
COMPENSATION OBJECTIVES AND INDIVIDUAL ELEMENTS
The Committee does not use any particular formula to determine specific allocations among the key elements of NEO compensation: base, non-equity incentive compensation, and equity. Instead, the Committee looks to ensure that NEO compensation effectively drives a mix of short- and long-term performance and is aligned with shareholders’ long-term interests.
The following describes the general purpose of each element of compensation and how the Committee made FY 2016 pay decisions around each element.
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
Non-Equity Incentive Based Awards
The annual “non-equity incentive based awards” are designed to maintain NEO focus and motivation around activities deemed critical to growing shareholder value. In FY 2016, we expanded our focus of improving revenue and Adjusted EBIDTA (earnings before interest, taxes, depreciation, amortization, excluding the effect of equity-based compensation, non-operational items, and one time items) to include improving gross margin, network subscriptions, and ARPU. Under the non-equity incentive compensation plan, incentive compensation will be paid upon achievement of at least a threshold level of an IC Metric with the full target incentive compensation being paid on achievement of the target levels of all of the IC Metrics. The NEO must be employed by the Company at the time of payment to receive the payment. For FY2016, the Company achieved the threshold level for the gross margin and the threshold level for the ARPU IC Metrics.
	Bonus as percent of Target Bonus			Goals
Measure & Weight	Threshold	Target	Stretch	Threshold	Target	Stretch
Revenue	12.5%	25%	50%	$75.0MM	$80.5MM	$88.5MM
Gross Margin	12.5%	25%	50%	45%	50%	55%
Adjusted EBITDA as a % of Revenue before bonus payout	12.5%	25%	50%	8.5%	9.5%	11.7%
Growth in Network Subscriptions	6.25%	12.5%	25%	1,990,800	2,212,000	2,433,200
Growth in ARPU	6.25%	12.5%	25%	2.40	2.67	2.94
The one exception to the NEO IC Plan in 2016 relates to our CRO. Under his IC Plan, incentive compensation will be paid quarterly upon achievement of Company-wide revenue targets. The Committee set the annual revenue target at $80.5MM and each quarterly target at one quarter of the annual revenue target.
Revenue as percentage of target revenue	Bonus as % of Quarterly Base Pay
Below 50%	0%
50% – 75%	25%
75.1 – 90%	50%
90.1% – 97.5%	75%
97.6% – 100%	100%
100.1% – 119.9%	120%
120% – 130%	150%
130.1% – 149.9%	175%
150% and above	200%
The Compensation Committee decided to keep the FY 2015 incentive compensation targets in place for the prior NEOs during FY 2016.
Equity Awards
We use equity compensation as a long-term incentive to enhance the alignment of NEO compensation with shareholder returns and as a retention tool focused on top executives that have the most direct line of sight to results.

In FY 2014, the Company established a range of annual target equity grants based on those recommended as competitive by our Independent Compensation Consultant. These targets remain unchanged as follows:
Position	The Value of Annual Equity Grants as a % of Base Pay(1)
CEO	80% – 120%
CFO	40% – 60%
COO	40% – 60%
CMO	40% – 60%
CTO	40% – 60%
EVP	40% – 60%

(1)
The value of stock options is based on the Black-Scholes option pricing model value at the time of grant and the value of RSUs is based on the product of the number of shares and the prevailing stock price at the time of grant.

The primary form of equity compensation awarded by the Committee is nonqualified stock options and restricted share units (RSUs) with the granted value split between the two. While the Compensation Committee references the competitive annual target range, the number of stock options and RSUs awarded also reflects the Compensation Committee’s qualitative assessment of a variety of factors including the Company’s overall financial performance, individual contributions towards that performance, prior grants and holdings, and individual contributions to particular strategic initiatives or special projects.
Perquisites and Other Benefits
The Company does not provide its NEOs with perquisites or employee benefits that are not generally available to other full-time employees. These include a medical, dental, and life insurance plans and a 401(k). The Company does not provide a pension plan or a supplemental retirement plan for its named executive officers or any other employees.
During FY 2015, the Company implemented a Share Purchase Incentive Program (“SPIP”) in which all employees, including NEOs, are eligible to participate. The Plan allows employees to elect to “purchase” Numerex shares through an irrevocable annual payroll reduction. Shares were granted on January 1, 2016 and have a value of 150% of the annual payroll reduction. The entire share grant, including the additional 50%, vests at 50% per year over two years. Vesting is prorated upon involuntary termination of employment. The Company did not implement a similar plan for FY 2016.
COMPENSATION DECISIONS FOR FY 2016
Pay for Mr. Zionts was negotiated by the Compensation Committee in 2015. Pay for the other NEOs was negotiated between Mr. Zionts and the NEOs with Compensation Committee approval. There were no base pay adjustments for any NEOs. Base pay for all NEOs employed by the Company during FY 2015 remained the same during FY2016.

SUMMARY COMPENSATION TABLE
The following table sets forth certain information with respect to compensation for the fiscal years ended December 31, 2016, 2015 and 2014 earned by or paid to the Company’s NEOs, as determined in accordance with applicable SEC rules.
Name and Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)(4)
Marc Zionts, Former CEO(5)	2016	400,000	—	194,640	198,785	—	9,746	803,171
	2015	133,333	—	1,266,674	66,514	—	310,132	1,776,653
Kenneth Gayron, interim CEO and CFO(5)(8)	2016	245,577	21,875(8)	347,826	293,664	28,125	8,777	945,844
Sri Ramachandran, Former Chief Technology Officer(5)	2016	275,000	—	262,526	234,074	—	11,388	782,988
Richard A. Flynt Former CFO(5)	2016	162,500	—	—	—	—	137,500(7)	300,000
	2015	300,000	—	55,476	45,619	—	19,753	420,848
	2014	300,000	—	214,620	91,249	—	18,367	624,236
Vincent Costello, Former CRO(5)	2016	$275,000	—	66,937	68,339	197,657	11,388	619,321
	2015	61,522	60,000(6)	186,990	189,168	—	1,755	544,831
Shu Gan, CMO(5)	2016	250,000	—	60,839	62,107	18,750	11,388	403,084
	2015	60,737	—	170,730	172,278	—	2,380	406,125

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

(4)
Totals do not reflect the compensation actually paid but includes, as required by SEC rules, the fair value of equity-based compensation awarded in the applicable fiscal year; see notes (1) and (2) above.

(5)
Mr. Zionts joined the Company as the CEO on September 1, 2015 and departed on January 10, 2017; Mr. Costello joined the Company as the CRO on October 12, 2015 and separated on January 13, 2017;

Mr. Gan joined the Company as the Chief Marketing Officer (“CMO”) on October 5, 2015; Mr. Flynt separated from the Company on July 15, 2016. Mr. Ramachandran joined the Company as as the Chief Technology Officer (“CTO”) on December 31, 2015 and separated on March 20, 2017. Mr. Gayron joined the Company as Chief Financial Officer (“CFO”) on March 7, 2016, and was appointed interim Chief Executive Officer (“CEO”) on January 11, 2017.
(6)
Signing bonus upon hire.

(7)
Under Mr. Flynt’s separation and release agreement, Mr. Flynt is entitled to receive up to $212,500 of which $137,500 was paid in FY2016.

(8)
The Board of Directors increased Mr. Gayron’s total non-equity incentive compensation and bonus to $50,000 in connection with an increase in his responsibilities as interim CEO.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes, except as noted, all plan based awards that the Company’s NEOs were eligible to receive for FY 2016 performance.
	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			All Other Stock Awards: Number of Shares or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold	Target	Maximum
Kenneth Gayron	5/19/16	75,000	150,000	300,000	47,910	96,600	7.26	641,490
Shu Gan	5/19/16	50,000	100,000	200,000	8,380	20,430	7.26	122,945
Marc Zionts	5/19/16	150,000	300,000	600,000	26,810	65,390	7.26	393,425
Rick Flynt	—	—	—	—	—	—	—	—
Sri Ramachandran	5/19/16	55,000	110,000	220,000	9,220	22,480	7.26	301,011
Vincent Costello(1)	5/19/16	—	275,000	550,000	9,220	22,480	7.26	135,276

(1)
Mr. Costello’s non-equity incentive compensation is based solely of the Company’s revenue and is capped at two times his base salary. See the discussion on Non-Equity Incentive Compensation under the Compensation Discussion & Analysis.

STOCK OPTION EXERCISES AND STOCK VESTED
The following table shows the number of shares acquired upon exercise of stock options and vesting of performance shares for each of our named executive officers during FY 2016.
	Option Awards		Stock Awards
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Shares Acquired on Vesting	Value Realized on Vesting ($)
Kenneth Gayron	—	—	—	—
Shu Gan	—	—	5,250	38,273
Marc Zionts	—	—	1,841	13,955
Rick Flynt	—	—	6,303	46,895
Vincent Costello	—	—	5,750	41,918
Sri Ramachandran	—	—	—	—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information with respect to the outstanding equity awards at December 31, 2016 for each of the named executive officers.
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	No. of Shares or Units of Stock that have not vested(2)	Market Value of Shares or Units of Stock that have not vested ($)
Marc Zionts	—	17,813	9.05	9/1/2025	169,577	1,254,870
	—	65,390	7.26	5/19/2026	—	—
Richard A. Flynt	—	—	—	—	—	—
Vincent Costello	—	56,000	8.13	10/28/2025	32,856	243,134
	—	22,480	7.26	5/19/2026
Shu Gan	—	51,000	8.13	10/28/2025	22,737	168,254
	—	20,430	7.26	5/19/2026
Kenneth Gayron	—	96,600	7.26	5/19/2026	47,910	354,534
Sri Ramachandran	—	63,500	6.17	1/26/2026	32,995	244,163
	—	22,480	7.26	5/19/2026	32,995	—

(1)
All stock options above vest at the rate of 25% per year over four years from the date of grant and expire ten years from the grant date.

(2)
Except for 132,597 shares for Mr. Zionts, restricted stock vests at the rate of 25% per year over four years. The 132,597 shares for Mr. Zionts cliff vests 100% four years from the date of grant.

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
Kenneth Gayron
•
One year of base pay in the event of a termination without cause or resignation for good reason.

Shu Gan
•
6 months of base pay in the event of a termination without cause or resignation for good reason.

Marc Zionts
•
One year of base pay in the event of a termination without cause or resignation for good reason; after one year of employment, an additional payment equal to target bonus.

Sri Ramachandran
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
A “change in control” as defined in the change in control agreements is deemed to occur if  (a) the Company consummates a sale, transfer, assignment, exchange, or other conveyance of all or substantially all of the assets of the Company, (b) there is a sale, transfer, assignment, exchange, or other conveyance resulting in any third party’s acquisition of more than 50% of the outstanding voting stock of the Company, or (c) a merger or consolidation occurs which results in a third party’s ownership of more than 50% of the merged or consolidated entity.
The table below reflects the amount of compensation payable, or would have been payable, to each of the Company’s named executive officers in the event of a termination without cause as defined above and change in control. For illustrative purposes, the tables assume that such termination was effective as of December 31, 2016. The stock price used was the closing price of the Company’s Common Stock on December 31, 2016, or $7.40 per share. Each of Messrs. Zionts’, Costello’s and Ramachandran’s right to receive options and shares upon a change in control are no longer in effect.
Payout ($)
Kenneth Gayron Cash Severance Payment	300,000
Fair Value of Options/Shares that Vest on a Change-in-Control	1,069,374
Total:	1,369,374
Shu Gan Cash Severance Payment	125,000
Fair Value of Options/Shares that Vest on a Change-in-Control	696.835
Total:	821,835
Sri Ramachandran Cash Severance Payment	137,500
Fair Value of Options/Shares that Vest on a Change-in-Control	880,415
Total:	1,017,915
Vin Costello Cash Severance Payment	137,500
Fair Value of Options/Shares that Vest on a Change-in-Control	823,886
Total:	961,386
Marc Zionts Cash Severance Payment	400,000
Fair Value of Options/Shares that Vest on a Change-in-Control	1,870,572
Total:	2,270,572
Rick Flynt(1) Cash Severance Payment	NA
Fair Value of Options/Shares that Vest on a Change-in-Control	NA
Total:	NA

(1)
Not employed as of 12/31/2016

Compensation of Directors — FY 2016
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
The annual retainer fee for directors is $25,000 plus additional fees for participation on committees of the Board as follows: $6,500 for the Lead Director, Compensation Committee Chairperson, and Nominating Committee Chairperson, $10,000 for the Audit Committee Chairperson, and $5,000 for Audit, Compensation, Nominating and Executive Committee members. Fees are paid quarterly. Directors also receive reimbursement of expenses incurred in attending meetings. Non-employee directors may elect to have a portion or all of their annual fees paid in shares of stock having a value equivalent to the cash amount at the end of the fiscal quarter. One director, Ms. McAvoy, has elected to receive restricted stock units in lieu of  $7,500 of her cash compensation. All of the other non-employee directors elected to have all FY 2016 annual fees paid in cash.
In addition to the fees discussed above, each non-employee director receives an award of restricted stock units with a targeted value of  $125,000 on the date of the grant. On July 27, 2016, non-employee directors were awarded 16,000 restricted stock units that will vest on the first anniversary of the grant date and will be settled with shares of Common Stock.
The following table provides information concerning compensation paid by the Company to its non-employee directors for FY 2016.
Name	Fees Earned or Paid in Cash ($)(1)	Stock Award ($)(2)	Options ($)	All Other Compensation ($)	Total ($)
Stratton Nicolaides	—	—	—	240,000(3)	240,000
Eric Singer	35,000	$124,640	—	—	159,640
Brian Igoe	35,000	$124,640			159,640
Tony G. Holcombe	43,000	$124,640	—	—	167,640
Sherrie G. McAvoy	37,500	$132,126	—	—	169,626
Jerry A. Rose	36,500	$124,640	—	—	161,140
Andrew J. Ryan	30,000	$124,640	—	—	154,640

(1)
Includes annual fees and committee fees. Directors may elect to have a portion or all of their annual and committee fees paid in shares of the Common Stock. During FY 2016, Ms. McAvoy elected to have $7,500 of her fees paid in stock.

(2)
On July 27, 2016 each director was granted 16,000 restricted stock units of Common Stock with a grant date fair market value of  $7.79 per share. These shares vest after one year.

(3)
Mr. Nicolaides was an employee of the Company and was not additionally compensated for his service as director in 2016. Mr. Nicolaides receives a monthly salary of  $20,000 under an employment contract with the Company that expires December 31, 2018 and provides for automatic renewals unless either party provides written notice at least 60 days before the beginning of any renewal term. Mr. Nicolaides is entitled to receive the same benefits as all employees of the Company and is entitled to receive his salary in common shares of the Company in lieu of cash. In addition, under a change in control agreement, Mr. Nicolaides is entitled to receive one year of base pay in the event of a termination without cause or resignation for good reason within one year following a change in control.

Compensation Committee Interlocks and Insider Participation
Messrs. Holcombe, Rose, Igoe, and Ms. McAvoy served on our Compensation Committee during FY 2016. No members of the Committee during FY 2016 served as an officer, former officer, or employee of the Company or had a relationship requiring disclosure under “Related Person Transactions.”
During FY 2016, none of our executive officers served as:
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 22, 2017, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director, director nominee, and named executive officer of the Company, and (iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares. The shares “beneficially owned” by an individual are determined in accordance with the definition of  “beneficial ownership” set forth in the regulations of the SEC. Accordingly, they may include shares owned by or for, among other things, the spouse, minor children or certain other relatives of such individual, as well as other shares as to which the individual has or shares votes or investment power or has the right to acquire within 60 days after April 22, 2017.
	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner or Identity of Group	(#)	(%)
More Than 5% Shareholders
Gwynedd Resources, Ltd.(2) 1011 Centre Road, Suite 322 Wilmington, DE 19805	2,947,280	15.05%
VIEX Capital Advisors LLC(3) 825 Third Ave, 33rd Floor New York, NY 10022	1,881,394	9.60%
Kenneth Lebow(4) The Lebow Family Revocable Trust Santa Barbara, CA 93108	1,356,692	6.93%
Yorkmont Capital Partners, LP(5) 2313 Lake Austin Blvd, Suite 202 Austin, TX 78703	1,513,590	7.73%
Paul J. Solit(6) Potomac Capital Partners, L.P. 825 Third Ave, 33rd Floor New York, NY 10022	1,085,811	5.09%
Directors and Executive Officers
Vincent Costello(17)	29,370	*
Richard A. Flynt(8)	9,036	*
Shu Gan(16)	26,541	*
Kenneth Gayron(7)	36,127	*
Tony G. Holcombe(9)	95,350	*
Sherrie G. McAvoy(10)	38,407	*
Stratton J. Nicolaides(11)	235,189	1.20%
Sri Ramachandran(16)	28,668	*
Jerry A. Rose(12)	36,000	*
Andrew J. Ryan(13)	231,368	*
Brian R. Igoe(18)	32,500	*
Eric Singer(3)	1,881,394	9.60%
Marc J. Zionts(14)	171,382	*
All Current Directors and Executive Officers as a group	2,851,332	14.56%

(1)
Percentage calculations are based on the 19,532,459 shares of the Company’s Common Stock, no par value, that were outstanding at the close of business on April 21, 2017; includes the subset of shares issuable upon the exercise of outstanding stock options and restricted stock units exercisable or vesting within 60 days after April 21, 2017.

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

(3)
VIEX Capital Advisors LLC beneficially owns, directly or indirectly, an aggregate of 1,881,394 shares of Common Stock consisting of: (i) 399, 837 shares owned by VIEX Opportunities Fund LP – Series One (Series One), (ii) 1,259,908 shares owned by VIEX Special Opportunities Fund II, LP (VSO II), and (iii) 221,649 shares owned by VIEX Special Opportunities Fund III, LP (VSO III) Mr. Singer, by virtue of his position as managing member of each of the general partners of VIEX, Series One, VSO II, and VSO III may be deemed to beneficially own the shares owned directly by such entities. The subset of shares held by Mr. Singer does not include 16,000 nonvested restricted stock units that vest more than 60 days after April 21, 2017.

(4)
According to Schedule 13D/A, filed jointly with the SEC on August 2, 2010, by Kenneth Lebow, et al (Lebow), Lebow beneficially owned 1,356,692 shares.

(5)
Based on information provided by Yorkmont Capital Partners, LP, Yorkmont Capital Management, LLC, and Graeme P. Rein in a Schedule 13G/A filed on January 6, 2017. According to the Schedule 13G/A. each of Yorkmont Capital Partners, LP, Yorkmont Capital Management, LLC, and Graeme P. Rein has sole voting and dispositive power over 1,513,590 shares of Common Stock and Graeme P. Rein has sole voting and dispositive power over 3,900 additional shares of Common Stock.

(6)
Based on information provided by Potomac Capital Partners, L.P., Paul J. Solit, Potomac Capital Management, LLC, and Potomac Capital Management, Inc. in a Schedule 13G/A filed on February 6, 2017. According to the Schedule 13G/A, each of Potomac Capital Partners, L.P., Potomac Capital Management, LLC, Potomac Capital Management, Inc. and Paul J. Solit has sole voting and dispositive power over 483,751 shares of Common Stock and Paul J. Solit has sole voting and dispositive power over 1,085,811 additional shares of Common Stock.

(7)
The subset of shares held by Mr. Gayron includes: (i) 11,977 restricted stock units vesting within 60 days of April 21, 2017, and (ii) 24,150 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 21, 2017, but does not include 35,933 nonvested restricted stock units or stock options to acquire 72,450 shares that vest more than 60 days after April 21, 2017.

(8)
The subset of shares held by Mr. Flynt includes 9,036 shares of Common Stock.

(9)
The subset of shares held by Mr. Holcombe includes 85,350 shares of Common Stock but does not include 16,000 nonvested restricted stock units that vest more than 60 days after April 21, 2017.

(10)
The subset of shares held by Ms. McAvoy includes 38,407 shares of Common Stock but does not include 16,000 nonvested restricted stock units that vest more than 60 days after April 21, 2017.

(11)
The subset of shares held by Mr. Nicolaides includes: (i) 134,557 shares of Common Stock, (ii) 4,750 restricted stock units vesting within 60 days of April 21, 2017, and (iii) 95,882 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 21, 2017, but does not include 18,100 nonvested restricted stock units or stock options to acquire 37,050 shares of Common Stock that vest more than 60 days after April 21,2017. Shares beneficially owned by Mr. Nicolaides also do not include the 2,947,280 shares of Common Stock owned by Gwynedd, with respect to which Mr. Nicolaides disclaims beneficial ownership.

(12)
The subset of shares held by Mr. Rose includes 36,000 shares of Common Stock but does not include 16,000 nonvested restricted stock units that vest more than 60 days after April 21, 2017.

(13)
The subset of shares held by Mr. Ryan includes: (i) 231,368 shares of Common Stock but does not include (i) 16,000 nonvested restricted stock units that vest more than 60 days after April 21, 2017 or (ii) the 2,947,280 shares of Common Stock owned by Gwynedd, with respect to which Mr. Ryan disclaims beneficial ownership.

(14)
The subset of shares held by Mr. Zionts includes: (i) 17,985 shares of Common Stock and (ii) 132,597 shares of voting nonvested restricted stock awards, and (iii) 20,800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 21, 2017; but does not include 36,980 nonvested restricted stock units or stock options to acquire 62,807 shares of Common Stock that vest more than 60 days after April 21, 2017.

(15)
The subset of shares held by Mr. Gan includes: (i) 6,589 shares of Common Stock, (ii) 2,095 restricted stock units vesting within 60 days of April 21, 2017, and (iii) 17,857 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 21, 2017, but does not include 23,777 nonvested restricted stock units or stock options to acquire 53,573 shares that vest more than 60 days after April 21, 2017.

(16)
The subset of shares held by Mr. Ramachandran includes: (i) 4,868 shares of Common Stock, (ii) 2,305 restricted stock units vesting within 60 days of April 21, 2017, and (iii) 21,495 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 21, 2017, but does not include 30,6910 nonvested restricted stock units or stock options to acquire 64,485 shares that vest more than 60 days after April 21, 2017.

(17)
The subset of shares held by Mr. Costello includes: (i) 7,445 shares of Common Stock, (ii) 2,305 restricted stock units vesting within 60 days of April 21, 2017, and (iii) 19,620 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 21, 2017, but does not include 30,551 nonvested restricted stock units or stock options to acquire 58,860 shares that vest more than 60 days after April 21, 2017.

(18)
The subset of shares held by Mr. Igoe includes 24,000 shares of Common Stock held directly, and 8,500 shares of Common Stock held indirectly, but does not include 16,000 nonvested restricted stock units that vest more than 60 days after April 21, 2017.

*
Represents less than 1% of the Company’s total number of shares outstanding on April 22, 2016.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about the securities authorized for issuance to our employees and non-employee directors under our stock-based compensation plans:
	Column A	Column B	Column C
Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A (#)
Equity compensation plans approved by security holders	1,649,479	7.97	713,679
Equity compensation plans not approved by security holders	—	—	—
Total	1,649,479	7.97	713,679

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
Mr. Ryan, a Director of the Company, is principal partner of The Ryan Law Group. The Ryan Law Group provided legal services to the Company in FY 2016 and will continue to provide such services in FY 2017. For services performed in FY 2016, The Ryan Law Group invoiced the Company legal fees in the amount of approximately $140,000.
Independent Directors
For identification of each director determined to be independent, see “Director Independence” under Item 10 “Directors, Executive Officers and Corporate Governance.”
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee Charter contains procedures for the pre-approval of audit and non-audit services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the Committee. Specifically, the Committee pre-approves the use of the Company’s independent registered public accounting firm for specific audit and non-audit services, except that pre-approval of non-audit services is not required if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Committee before it may be provided by the independent registered public accounting firm. For additional information concerning the Committee and its activities with the independent registered public accounting firm, see “Corporate Governance — Audit Committee” and “Report of the Audit Committee” in this proxy statement.
During FY 2016, the Company’s independent registered public accounting firm was BDO USA, LLP and during FY 2015, the Company’s independent registered public accounting firm was Grant Thornton LLP. BDO USA, LLP provided services to the Company in the following categories and amounts:
Audit and Other Fees	FY 2016 ($)
Audit Fees	$892,269
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
“Audit Fees” consist of fees for professional services associated with the annual consolidated financial statements audit, review of the interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and regulatory filings. Audit fees also include fees for professional services rendered for the audits of management’s assessment of the effectiveness of internal controls over financial reporting and Sarbanes-Oxley compliance. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the independent registered public accountant’s independence. There were no Audit-Related Fees for FY 2015 or FY 2016.
PART IV
Item 15.   Exhibits, Financial Statement Schedules.
(a)
Documents filed as part of this report:

1.
Consolidated Financial Statements. All financial statements of the Company as described in Item 8 of the original report on Form 10-K.

2.
Financial statement schedule included in Part IV of this Form:

Schedule II – Valuation and qualifying accounts as described in this Item 15 of the original report on Form 10-K.
3.
The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Articles of Incorporation of the Company
3.2(1)	Bylaws of the Company
4.1	Warrant to Purchase Stock issued to Kenneth Rainin Foundation
10.1(2)	Registration Agreement between the Company and Dominion dated July 13, 1994
10.2(3)	Letter Agreement between the Company and Dominion (now Gwynedd) dated October 15, 1994, re: designation of director
10.3(4)	2006 Long-Term Incentive Plan (2006 Plan)*
10.4(5)	2014 Stock and Incentive Plan (2014 Plan)*
10.6(6)	Form of Change in Control Agreement dated August 5, 2014*
10.7(6)	Form of Stock Option Agreement under 2014 Equity and Incentive Plan*
10.8(6)	Form of Restricted Stock Unit Grant Notice and Agreement*
10.9(7)	Marc Zionts employment agreement*
10.11(7)	Stratton Nicolaides Employment Agreement dated November 4, 2015*
10.13(7)	Shu Gan Offer Letter for Employment dated September 22, 2015*
10.15	Sridhar Ramachandran Offer Letter for Employment dated November 20, 2015*
10.16	Kenneth Gayron Offer Letter for Employment dated November 24, 2015*
10.17	Kelly Gay Offer Letter for Employment dated January 11, 2017 (previously filed)
10.18	Kelly Gay Severance and Change in Control Agreement dated March 6, 2017 (previously filed)
10.19	Shu Gan Severance and Change in Control Agreement dates March 2, 2016 (previously filed)
10.20	Ken Gayron Severance and Change in Control Agreement dated March 17, 2016 (previously filed)
10.21(8)	Term Loan Agreement dated as of March 9, 2016 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
10.22(9)	First Amendment to Term Loan Agreement dated July 29, 2016 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
10.23(10)	Second Amendment to Term Loan Agreement dated November 3, 2016 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent

Exhibit Number	Description
10.25	Senior Subordinated Promissory Note dated March 31, 2017, issued by Numerex Corp. to Kenneth Rainin Foundation
21.1	Subsidiaries of Numerex Corp. (previously filed)
23.1	Consent of BDO USA, LLP (previously filed)
23.2	Consent of Grant Thornton, LLP (previously filed)
24.1	Power of Attorney (previously filed)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Rule 13a-14(b) Certification of Chief Executive Officer
32.2	Rule 13a-14(b) Certification of Chief Financial Officer
101	Interactive Data Files — The following financial information from Numerex Corp. Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements Operations for the fiscal periods ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statement of Shareholders’ Equity and Comprehensive (Loss) Income for the fiscal period ended December 31, 2016, and (v) the Notes to Consolidated Financial Statements.** (previously filed)

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

(1)
Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995 (File No. 000-22920)

(2)
Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 1994 (File No. 000-22920)

(3)
Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 33-89794)

(4)
Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2006 (File No. 000-22920)

(5)
Incorporated by reference to Exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2014 (File No. 000-22920)

(6)
Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 000-22920)

(7)
Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2014 (File No. 000-22920)

(8)
Incorporated by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 000-22920)

(9)
Incorporated by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2016 (File No. 000-22920)

(10)
Incorporated by reference to Exhibits filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2016 (File No. 000-22920)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2016 to be signed on its behalf by the undersigned, thereunto duly authorized.
NUMEREX CORP.
Date: May 1, 2017
By: /s/ Kenneth Gayron
Kenneth Gayron
Interim Chief Executive Officer