Form 10-Q
period 2017-03-31
NUMEREX CORP /PA/
filed 2017-05-09
CIK 870753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number: 000-22920

NUMEREX CORP.
(Exact name of registrant as specified in its charter)
Pennsylvania	11-2948749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Interstate Parkway, Suite 1350 Atlanta, GA	30339-2119
(Address of principal executive offices)	(Zip Code)
(770) 693-5950
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 8, 2017, 19,538,549 shares of the registrant’s Class A common stock, no par value (being the registrant’s only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

i

NUMEREX CORP. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,682	$9,285
Restricted cash	221	221
Accounts receivable, less allowance for doubtful accounts of $795 and $767	8,853	9,436
Financing receivables, current	1,735	1,778
Inventory, net of reserves	8,287	9,011
Prepaid expenses and other current assets	1,370	1,421
TOTAL CURRENT ASSETS	29,148	31,152
Financing receivables, less current portion	1,941	2,227
Property and equipment, net of accumulated depreciation and amortization of $9,984 and $9,225	5,836	6,022
Software, net of accumulated amortization	6,017	6,530
Other intangible assets, net of accumulated amortization	11,382	11,519
Goodwill	33,554	33,554
Other assets	243	474
TOTAL ASSETS	$88,121	$91,478
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$16,401	$15,894
Accrued expenses and other current liabilities	3,225	3,209
Deferred revenues	1,666	1,882
Current maturities of long-term debt, net of debt issuance costs	3,912	1,275
Current portion of capital lease	306	291
TOTAL CURRENT LIABILITIES	25,510	22,551
Long-term debt, net of debt issuance costs, less current maturities	11,946	14,885
Capital lease, less current portion	735	797
Deferred tax liabilities, noncurrent	547	468
Other liabilities	1,422	1,512
TOTAL LIABILITIES	40,160	40,213
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	—	—
Class A common stock, no par value; 30,000 authorized; 20,992 and 20,935 issued; 19,532 and 19,608 outstanding	—	—
Class B common stock, no par value; 5,000 authorized; none issued	—	—
Additional paid-in capital	106,115	105,112
Treasury stock, at cost, 1,459 and 1,327 shares	(5,755)	(5,466)
Accumulated other comprehensive loss	(104)	(110)
Accumulated deficit	(52,295)	(48,271)
TOTAL SHAREHOLDERS’ EQUITY	47,961	51,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,121	$91,478

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Net revenues:
Subscription and support revenues	$13,470	$14,984
Embedded devices and hardware	2,915	3,066
Total net revenues	16,385	18,050
Cost of sales
Subscription and support revenues	5,464	5,701
Embedded devices and hardware	3,032	3,118
Gross profit	7,889	9,231
Operating expenses:
Sales and marketing	3,142	2,945
General and administrative	2,945	4,129
Engineering and development	2,215	2,247
Depreciation and amortization	1,523	1,658
Restructuring charges	425	—
Operating loss	(2,361)	(1,748)
Interest expense	621	267
Loss on extinguishment of debt	228	290
Other expense (income), net	730	(43)
Loss before income taxes	(3,940)	(2,262)
Income tax expense	84	64
Net loss	(4,024)	(2,326)
Other items of comprehensive income, net of income taxes:
Foreign currency translation adjustment	6	15
Comprehensive loss	$(4,018)	$(2,311)
Basic and diluted loss per share	$(0.21)	$(0.12)
Weighted average shares outstanding used in computing basic and diluted loss per share	19,524	19,377
The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
	Common Shares	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2017	20,935	$105,112	$(5,466)	$(110)	$(48,271)	$51,265
Equity-based compensation expense	—	519	—	—		519
Exercises, vesting and other equity-based compensation plan activity, net	57	—	(289)	—	—	(289)
Value of shares retained to pay employee taxes	—	(111)	—	—	—	(111)
Warrants issued	—	595	—	—	—	595
Translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(4,024)	(4,024)
Balance at March 31, 2017	20,992	$106,115	$(5,755)	$(104)	$(52,295)	$47,961

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,024)	$(2,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,973	1,965
Equity-based compensation expense	231	621
Loss on extinguishment of debt	228	289
Deferred income taxes	79	60
Bad debt expense	72	120
Inventory reserves	(123)	27
Other non-cash expense	65	21
Changes in assets and liabilities:
Accounts and financing receivables	840	59
Inventory, net	308	(953)
Accounts payable	661	(680)
Deferred revenue	(253)	(150)
Other	251	107
Net cash provided by (used in) operating activities	308	(840)
Cash flows from investing activities:
Purchases of property and equipment	(187)	(297)
Capitalized software development and purchases of software	(565)	(983)
Net cash used in investing activities	(752)	(1,280)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	17,000
Principal payments on debt	(5,000)	(19,349)
Principal payments on capital lease obligations	(48)	—
Exercises, vesting and other equity- based compensation plan activity, net	—	300
Payment of taxes on equity-based awards	(111)	—
Deferred financing costs paid	—	(848)
Net cash used in financing activities	(159)	(2,897)
Net decrease in cash and cash equivalents	(603)	(5,017)
Cash and cash equivalents at beginning of period	9,285	16,237
Cash and cash equivalents at end of period	$8,682	$11,220
Supplemental disclosures of cash flow information:
Cash paid for interest	$453	$251
Net cash paid (refunded) for income taxes	2	(350)
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	68	286
Non-cash interest	167	—
Warrants issued to Kenneth Rainin Foundation	595	—
Deferred financing costs in accounts payable	—	213
The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Numerex Corp. (NASDAQ: NMRX) is a holding company incorporated in Pennsylvania (the “Company”), and through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks — Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis. Foreign operations were not significant to us for the three months ended March 31, 2017 or 2016.
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of March 31, 2017 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 which includes information and disclosures not included in this quarterly report.
Estimates and Assumptions
The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017 or any future periods.
Liquidity
The Company incurred an operating loss totaling $2.4 million and cash provided by operations was $0.3 million for the three months ended March 31, 2017. The Company incurred an operating loss totaling $22.8 million and cash used in operations totaled $0.5 million for the year ended December 31, 2016. As of March 31, 2017, the Company has an accumulated deficit of  $52.3 million, and cash and cash equivalents of  $8.9 million. The Company’s cash flow requirements during the fiscal year 2016 and to date in 2017 were financed by cash on hand and cash generated by operations. The Company had total long term debt, including current portion, of  $15.9 million as of March 31, 2017. The Company’s ability to continue in business is dependent on its ability to continue to generate operating cash flows, to maintain sufficient cash on hand, to raise additional capital, and an ability to control expenditures. Management believes that the Company will maintain sufficient liquidity through at least March 2018. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

Restricted Cash
As of March 31, 2017 and 2016, cash of  $0.2 million was held in escrow related to certain vendor obligations as a result of entering into our new loan agreement. See Note F — Debt.
NOTE B — INVENTORY
Inventory consisted of the following (in thousands):
	March 31, 2017	December 31, 2016
Raw materials	$1,897	$2,953
Finished goods	8,215	8,504
Inventory reserves	(1,825)	(2,446)
	$8,287	$9,011

During the three months ended March 31, 2017, we transferred $0.5 million of inventory to monitoring equipment within property and equipment and disposed of  $0.3 million of fully reserved inventory as part of our managed services business.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):
	March 31, 2017	December 31, 2016
Computer, network and other equipment	$8,839	$8,805
Monitoring equipment	6,231	5,692
Furniture and fixtures	486	486
Leasehold improvements	264	264
Total property and equipment	15,820	15,247
Accumulated depreciation and amortization	(9,984)	(9,225)
	$5,836	$6,022

During the three months ended March 31, 2017, we transferred $0.5 million of inventory to monitoring equipment as part of our managed services business. Depreciation and amortization related to property and equipment was $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
NOTE D — INTANGIBLE ASSETS
Intangible Assets Other Than Goodwill
Intangible assets other than goodwill are summarized as follows (dollars in thousands):

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

	As of March 31, 2017				As of December 31, 2016
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.7	$18,576	$(13,610)	$4,966	$18,205	$(12,806)	$5,399
Software in development	n/a	1,051	—	1,051	1,131	—	1,131
Total software		19,627	(13,610)	6,017	19,336	(12,806)	6,530
Licenses	2.4	13,215	(12,622)	593	13,215	(12,534)	681
Customer relationships	7.5	8,167	(3,228)	4,939	8,167	(3,039)	5,128
Technologies	11.0	4,235	(899)	3,336	4,235	(822)	3,413
Patents and trademarks	1.9	4,108	(2,512)	1,596	3,747	(2,368)	1,379
Trade names	Indefinite	918	—	918	918	—	918
Total other intangible assets		30,643	(19,261)	11,382	30,282	(18,763)	11,519
		$50,270	$(32,871)	$17,399	$49,618	$(31,569)	$18,049

Remaining useful lives in the preceding table were calculated on a weighted average basis as of March 31, 2017. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2017.
Amortization expense related to intangible assets was $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense recorded in cost of subscription revenues in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.5 million and $0.3 million for the three months ended March 31, 2017, and 2016, respectively. Additionally, we have capitalized approximately $0.7 million and $0.3 million of internally generated software development costs for the three months ended March 31, 2017 and 2016, respectively.
NOTE E — INCOME TAXES
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
During 2015, we determined that we would not meet the criteria of  “more likely than not” that our federal and state net operating losses and certain other deferred tax assets would be recoverable. This determination was based on our assessment of both positive and negative evidence regarding realization of our deferred tax assets, in particular, the strong negative evidence associated with our cumulative loss over the past three years. Accordingly, we recorded a valuation allowance against these items. The deferred tax assets consist of federal net operating losses, state net operating losses, tax credits, and other deferred tax assets, most of which expire between 2017 and 2036. We will maintain the valuation allowance against the net deferred tax assets until sufficient positive evidence outweighs any negative evidence to support reversal. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

As a result of recording a valuation allowance, we recognized deferred tax expense of less than $0.1 million, representing an effective tax rate of  (1.9%), for the three months ended March 31, 2017. The deferred tax expense recognized on a net loss before income taxes, and the difference in the effective tax rate from the federal statutory rate, is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2012 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from years in which net operating losses have arisen are still open for examination by the tax authorities.
NOTE F — DEBT
Debt consisted of the following (dollars in thousands):
	March 31, 2017	December 31, 2016
Note payable to Crystal Financial LLC, with interest at LIBOR plus margin	$12,000	$17,000
Note payable to Kenneth Rainin Foundation (a related party)	5,000	—
Less long-term deferred financing costs	(1,142)	(840)
	15,858	16,160
Less current portion of long-term debt	(3,912)	(1,275)
Noncurrent portion of long-term debt	$11,946	$14,885

Loan Agreement
On March 9, 2016, we and certain of our subsidiaries entered into a term loan agreement with Crystal Financial LLC as Term Agent (“Crystal”), and the term lenders party thereto (the “Crystal Loan Agreement”) pursuant to which the term lenders made a term loan to us in the amount of  $17.0 million. The net proceeds from the term loan (after payment of the fees and expenses of the Term Agent), along with $2.9 million of cash on hand, were used to repay the $19.4 million outstanding debt under the Silicon Valley Bank (SVB) Loan Agreement and pay related transaction fees. We recorded a charge of  $0.3 million to other income, net for unamortized deferred financing costs related to the SVB Loan Agreement during the three months ended March 31, 2016.
The maturity date of the term loan is March 9, 2020. We are required to make regular quarterly principal payments of  $0.6 million beginning September 1, 2017 with the balance due on the maturity date if not otherwise repaid earlier by way of voluntary prepayments or upon the occurrence of certain Prepayment Events or Excess Cash Flow (as defined in the Crystal Loan Agreement), or as a result of acceleration of the loan as a result of an event of default. Prepayments of the loan are subject to a prepayment penalty of 2% of the amount prepaid if the prepayment occurs on or after the first anniversary of the closing date but prior to the second anniversary date of the closing date. There is no prepayment penalty for prepayments that occur on or after the second anniversary of the closing date. The interest rate payable on the outstanding loan amount is determined by reference to LIBOR plus a margin established in the Crystal Loan Agreement.
Our obligations under the Crystal Loan Agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries. In addition, we are required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

minimum adjusted EBITDA, minimum consolidated fixed charge coverage ratio, maximum consolidated total net leverage, maximum subscriber churn, and minimum liquidity, all of which are defined in the Crystal Loan Agreement. We are also prohibited from incurring indebtedness, disposing of or permitting liens on our assets and making restricted payments, including cash dividends on shares of our common stock, except as expressly permitted under the Crystal Loan Agreement. The agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the agreement may be accelerated. As of March 31, 2017, we were in compliance with all covenants.
On July 29, 2016, and November 3, 2016, we entered into amendments to the Crystal Loan Agreement to modify the covenant relating to the Maximum Subscriber Churn and amend the definition of Adjusted EBITDA. On May 3, 2017, we entered into an amendment to the Crystal Loan Agreement to amend the definition of Adjusted EBITDA and changed the date from June 1, 2017 to June 7, 2017 with respect to the $2.0 million prepayment milestone and the retention of an investment banker for purposes of a refinancing transaction.
Senior Subordinated Promissory Note
On March 31, 2017, the Kenneth Rainin Foundation, a California corporation, and the Company entered into a Senior Subordinated Promissory Note in the amount of  $5 million, with a maturity date of April 1, 2018, and an annual interest rate of 12%, which was used to pay down a portion of the outstanding debt with Crystal.
The note included a warrant to Kenneth Rainin Foundation to purchase 125,000 shares of our common stock at a warrant price of  $0.01 per share. The warrant has a fair value of  $0.6 million, has been recorded as deferred financing costs, and will be amortized over the term of the loan. Brian Igoe, a director of the Company, is the Chief Investment Officer of the Kenneth Rainin Foundation.
Crystal Financial LLC Amendment and Waiver
On March 31, 2017, we entered into an amendment to the Crystal Loan Agreement to modify the covenants related to minimum adjusted EBITDA, minimum fixed charge coverage ratio, maximum net leverage, and maximum subscriber churn. Pursuant to the terms of the amendment we are required to prepay $2.0 million of principal on June 1, 2017, unless we have entered into an agreement providing for the sale of all or substantially all the assets of the Company or the equity interests of the Company. In addition the amendment further provides that, by June 1, 2017, we must enter into a binding commitment letter to refinance our obligations under the Crystal Loan Agreement, or engage an investment banker reasonably acceptable to the Crystal to advise and assist us in entering into a sale or refinancing transaction.
As a result of the pay down of  $5.0 million of principal related to the Senior Subordinated Promissory Note with the Kenneth Rainin Foundation, we recorded a $0.2 million loss on partial extinguishment of the Crystal Loan Agreement, which is recorded as a separate line item on the consolidated statement of operations and comprehensive loss for the three month period ended March 31, 2017.
NOTE G — NET LOSS PER SHARE
Basic (loss) earnings per share attributable to common shareholders is based on the weighted-average number of common shares outstanding excluding the dilutive impact of common stock equivalents. Diluted (loss) earnings per share include the effect of all potentially dilutive securities on earnings per share. The dilutive effect of outstanding equity-based compensation awards is computed using the treasury stock method. The computation of diluted earnings per shares does not assume exercise of securities that would have an anti-dilutive effect on earnings. Diluted (loss) earnings per share is not presented separately because there are no adjustments to the numerator in calculating dilutive net loss per share and all potentially dilutive common stock equivalents would be antidilutive. The following table presents a reconciliation of the shares used in the calculation of basic and dilutive (loss) earnings per share and anti-dilutive equity based compensation awards (in thousands):

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

	For the Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding
Basic	19,524	19,377
Dilutive effect of common stock equivalents	—	—
Total	19,524	19,377
Anti-dilutive equity-based compensation awards	1,634	1,188

NOTE H — RESTRUCTURING
We recorded a restructuring charge of  $0.4 million, which included $0.4 million of severance costs for the three months ended March 31, 2017.
NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standards Board (FASB) issued guidance simplifying the test for goodwill impairment. The guidance eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption, with early adoption permitted. The guidance is effective for the Company beginning in 2020. The Company is in the process of evaluating the effects of the provisions of this guidance on our financial statements.
In January 2017, the FASB issued guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. This update will be effective for the Company beginning in 2018. The Company does not expect the provisions of this guidance to have a material impact on our financial statements.
In November 2016, the FASB issued guidance impacting restricted cash presentation on the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard becomes effective for the Company during the first quarter of 2018 and will be applied using a retrospective approach for each period presented. The Company does not expect the provisions of this guidance to have a material impact on our financial statements.
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

NUMEREX CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

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
Effective January 1, 2017, the Company adopted guidance which simplifies the measurement of inventory. The guidance changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value and eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The provisions of this standard were adopted on a prospective basis and adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.
NOTE J — SUBSEQUENT EVENTS
On April 12, 2017, we entered into an agreement to sublease the Company’s Dallas office space subject to the consent of the landlord.
On May 3, 2017, we entered into an amendment to the Crystal Loan Agreement to amend the definition of Adjusted EBITDA and changed the date from June 1, 2017 to June 7, 2017 with respect to the $2.0 million prepayment milestone and the retention of an investment banker for purposes of a refinancing transaction, as documented in Note F.

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
The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: our inability to refinance all or a portion of our indebtedness before maturity or to seek waivers of or amendments to our contractual obligations for payment; our inability to reposition our platform to capture greater recurring subscription revenues; the risks that a substantial portion of revenues derived from contracts may be terminated at any time; the risks that our strategic suppliers materially change or disrupt the flow of products or services; variations in quarterly operating results; delays in the development, introduction, integration and marketing of new products and services; customer acceptance of services; economic conditions resulting in decreased demand for our products and services; the risk that our strategic alliances, partnerships and/or wireless network operators will not yield substantial revenues; changes in financial and capital markets, and the inability to raise growth capital; the inability to attain revenue and earnings growth; changes in interest rates; inflation; the introduction, withdrawal, success and timing of business initiatives and strategies; competitive conditions; the inability to realize revenue enhancements; disruption in key supplier relationships and/or related services; and extent and timing of technological changes.
Overview
As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or “Numerex” refers to Numerex Corp. and subsidiaries.
The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended March 31, 2017.
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
During the quarter ended March 31, 2017, we had revenues of  $16.4 million, and a net loss of  $4.0 million; compared with revenues and a net loss of  $18.1 million and $2.3 million, respectively, for the quarter ended March 31, 2016.
Our core strategy is to generate long term and sustainable recurring revenue through a portfolio of managed, end-to-end IoT solutions which are generally sold on a subscription basis and built on our horizontal, integrated platform. Our solutions incorporate the key IoT building blocks — Device, Network, Application and Platform. Our solutions also simplify the implementation and improve the speed to market for enterprise users in select, targeted verticals in the asset monitoring and optimization, asset tracking, and safety and security markets.
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
Results of Operations
Three Months Ended March 31, 2017 and 2016
The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):
	Three Months Ended March 31,				Change from 2016 to 2017
	2017		2016
Net revenues:
Subscription and support revenues	$13,470	82.2%	$14,984	83.0%	$(1,514)	-10.1%
Embedded devices and hardware	2,915	17.8%	3,066	17.0%	(151)	-4.9%
Total net revenues	16,385	100.0%	18,050	100.0%	(1,665)	-9.2%
Cost of sales
Subscription and support revenues	5,464	33.3%	5,701	31.6%	(237)	-4.2%
Embedded devices and hardware	3,032	18.5%	3,118	17.3%	(86)	-2.7%
Gross profit	7,889	48.1%	9,231	51.1%	(1,342)	-14.5%
Operating expenses:
Sales and marketing	3,142	19.2%	2,945	16.3%	197	6.7%
General and administrative	2,945	18.0%	4,129	22.9%	(1,184)	-28.7%
Engineering and development	2,215	13.5%	2,247	12.4%	(32)	-1.4%
Depreciation and amortization	1,523	9.3%	1,658	9.2%	(135)	-8.1%
Restructuring charges	425	2.6%	-	0.0%	425	100.0%
Operating loss	(2,361)	-14.4%	(1,748)	-9.7%	(613)	35.1%
Interest expense	621	3.8%	267	1.5%	354	132.6%
Loss on extinguishment of debt	228	1.4%	290	1.6%	(62)	-21.4%
Other expense (income), net	730	4.5%	(43)	-0.2%	773	-1798.7%
Loss before income taxes	(3,940)	-24.0%	(2,262)	-12.5%	(1,678)	74.2%
Income tax expense (benefit)	84	0.5%	64	0.4%	20	31.3%
Net loss	$(4,024)	-24.6%	$(2,326)	-12.9%	$(1,698)	73.0%
Adjusted EBITDA(1)	$536	3.3%	$858	4.8%	$(322)	-37.6%

(1) —
Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue decreased $1.7 million, or 9.2%, for the three months ended March 31, 2017 to $16.4 million from $18.1 million for the same period in 2016. The decrease in total revenue is primarily related to the decrease in subscription and support revenue, which is discussed below.
Subscription and support revenues decreased $1.5 million, or 10.1%, to $13.5 million from $15.0 million in 2016. The decrease is driven by 2G disconnects associated with the AT&T 2G network sunset that occurred on December 31, 2016.
Total cost of revenue for the three months ended March 31, 2017 decreased $0.3 million, or 3.7%, to $8.5 million compared to $8.8 million for the same period in 2016. Comprising that decrease, the cost of revenue for subscription and support services decreased $0.2 million, or 4.2%, to $5.5 million for the three months ended March 31, 2017 compared to $5.7 million for the same period in 2016. Cost of revenue for embedded devices and hardware decreased $0.1 million, or 2.7% to $3.0 million for the three months ended March 31, 2017 compared to $3.1 million for the same period in 2016.
Total gross profit for the period ended March 31, 2017 decreased $1.3 million, or 14.5% to $7.9 million compared to $9.2 million for the same period in 2016 for the reasons stated above.
Sales and marketing expense increased $0.2 million, or 6.7%, for the three months ended March 31, 2017 to $3.1 million compared to $2.9 million for the same period in 2016. The increase is primarily attributable to an increase in promotional activities during the quarter.
General and administrative expense decreased $1.2 million, or 28.7%, to $2.9 million for the three months ended March 31, 2017, compared to $4.1 million for the same period in 2016. The increase is driven primarily by reduced general and administrative salary cost resulting from a reduction in headcount.
Engineering and development expenses remained consistent at $2.2 million for the three-month period ended March 31, 2017 compared to March 31, 2016.
Depreciation and amortization expense decreased $0.2 million, or 8.1% to $1.5 million for the three months ended March 31, 2017, compared to $1.7 million for the same period in 2016.
Restructuring charges were $0.4 million for the three months ended March 31, 2017, compared to $0 for the same period in 2016. The increase is due primarily to severance charges.
Other expense (income), net was $0.7 million in expense for the three months ended March 31, 2017, due to financing charges related to our debt, compared to ($0.1) million in interest income for the same period in 2016.
We recorded tax expense of  $0.1 million for both the three months ended March 31, 2017 and 2016. The effective tax rates were (1.9%) and (2.8%) for the three months ended March 31, 2017 and 2016, respectively. For both periods, the difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting difference for certain long and indefinite lived assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses.
Segment Information
We have one reportable segment, providing interactive and on-demand Machine to Machine (M2M) enterprise solutions enabling the Internet of Things (IoT).
Non-GAAP Financial Measures
Earnings before interest, taxes, depreciation and amortization expenses (EBITDA) and Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe EBITDA and Adjusted EBITDA are useful to and used by investors and other users of the financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods.
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

We use EBITDA and Adjusted EBITDA:
•
as a measure of operating performance to assist in comparing performance from period-to-period on a consistent basis;

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
Non-cash and other items include restructuring, recruiting fees, severance, costs related to an internal ERP systems integration upgrade, a network systems evaluation, acquisition related costs, and other costs, such as legal and accounting costs associated with debt refinancing, audit consent fees, rework and setup costs, and costs related to the 2G shutdown. We believe these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.
EBITDA and Adjusted EBITDA are not measures of liquidity calculated in accordance with GAAP, and should be viewed as a supplement to — not a substitute for — results of operations presented on the basis of GAAP. EBITDA and Adjusted EBITDA do not purport to represent cash flow provided by operating activities as defined by GAAP. Furthermore, EBITDA and Adjusted EBITDA are not necessarily comparable to similarly-titled measures reported by other companies.
The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):
	Three Months Ended March 31,
	2017	2016
Net loss	$(4,024)	$(2,326)
Depreciation and amortization expense	1,973	1,965
Interest expense and other non-operating expense (income), net	1,579	514
Income tax expense	84	64
EBITDA (non-GAAP)	(388)	217
Equity-based compensation expense	231	621
Non-cash and other items	693	20
Adjusted EBITDA (non-GAAP)	$536	$858
Net loss per diluted share (GAAP)	$(0.21)	$(0.12)
Weighted average shares outstanding used in computing diluted per share amounts	19,524	19,377
As noted above, non-cash and other items for the quarter ended March 31, 2017 include restructuring and severance costs of  $0.4 million, costs related to an internal ERP systems integration upgrade, a network systems evaluation, and acquisition related costs totaling $0.1 million, and other non-one-time costs, such as legal and accounting costs associated with debt refinancing, one time audit consent fees, one-time rework and setup costs, one-time costs related to the 2G shutdown totaling $0.2 million. Non-cash and other items for the quarter ended March 31, 2016 are comprised of recruiting costs. We believe these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.
Liquidity and Capital Resources
We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. We believe that our sources of funds, principally from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operations and investing requirements through at least March 2018.
We had working capital of  $3.6 million as of March 31, 2017, compared to $8.6 million as of December 31, 2016. We had cash balances of  $8.9 million and $9.5 million as of March 31, 2017 and December 31, 2016, respectively. The Company does not have any additional borrowing capacity under its loan agreement with Crystal.

As previously reported, on March 31, 2017, we entered into the Third Amendment to Term Loan Agreement and Limited Waiver (“Third Amendment”) with Crystal. Pursuant to this amendment, Crystal agreed to waive certain specified events of default, including events of default arising out of our failure to meet financial covenants with respect to minimum adjusted EBITDA, minimum fixed charge ratio, maximum total net coverage, and maximum subscriber churn, as well as events of default arising out of our failure to notify Crystal of certain events as required and to update certain schedules provided to Crystal. The Third Amendment also included modifications to the financial covenants under the Term Loan Agreement, effective as of the date of the amendment.
Pursuant to the Third Amendment, we were required to prepay $5,000,000 of the principal outstanding under the Term Loan Agreement, and we agreed to pay Crystal an additional $2,000,000 of principal on June 1, 2017 unless we have entered into a sale transaction prior to that date. In connection with the Third Amendment, we agreed to pay to Crystal an amendment fee of  $200,000, $100,000 of which was paid on the date of the amendment and the remainder of which is payable on June 1, 2017 unless we complete a sale or refinancing transaction before that date. The Third Amendment further provides that, by June 1, 2017, we must either enter into a sale agreement or a binding commitment letter to refinance our obligations under the Term Loan Agreement, or engage an investment banker reasonably acceptable to Crystal to advise and assist us in entering into a sale or refinancing transaction. There can be no assurance that we will refinance our indebtedness on favorable terms or at all.
Net cash provided by operating activities for the three-month period ended March 31, 2017 was $0.3 million and net cash used in operations was $0.8 million for the three-month period ended March 31, 2016.
Net cash used in investing activities for the three-month period ended March 31, 2017 was $0.8 million, representing expenditures of  $0.2 million for tangible assets and $0.6 million for software and capitalization of internally developed software, compared to $1.3 million for the three month period ended March 31, 2016.
Net cash used in financing activities for the three-month period ended March 31, 2017 was $0.2 million, primarily for payments of taxes on equity based awards and payments of principal on capital leases. Net cash used in financing activities was $2.9 million for the three month period ended March 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2017, compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 3.   Quantitative and Qualitative Disclosures about Market Risks.
The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.
We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor. We held $0.3 million in foreign bank accounts as of March 31, 2017 and December 31, 2016, respectively.
Foreign Currency
The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter ended March 31, 2017.
Interest Rate Risk
We are exposed to changes in interest rates on our long term debt that carries variable rate interest. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.
Item 4.   Controls and Procedures.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, issued in 2013. Based on this assessment, management concludes that, as of March 31, 2017, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2017, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings.
We currently are not involved in any pending material litigation.
Item 1A.   Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as previously filed with the SEC, and the information under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
None — not applicable
Item 3.   Defaults Upon Senior Securities.
None — not applicable.
Item 4.   Mine Safety Disclosures.
None — not applicable.
Item 5.   Other Information.
None — not applicable.
Item 6.   Exhibits.
Exhibit Number	Description
4.1	Warrant to Purchase Stock issued to Kenneth Rainin Foundation (incorporated by reference from Exhibit 4.1 to the Form 10-K filed on March 31, 2017)
10.1	Third Amendment to Term Loan Agreement and Limited Waiver dated March 31, 2017 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
10.2	Senior Subordinated Promissory Note dated March 31, 2017, issued by Numerex Corp. to Kenneth Rainin Foundation (incorporated by reference from Exhibit 10.26 to the Form 10-K filed on March 31, 2017)
10.3	Fourth Amendment to Term Loan Agreement dated May 2, 2017 by and among Numerex Corp., the other parties thereto designated as Borrowers and Guarantors, and Crystal Finance LLC, as Term Agent
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL):

Exhibit Number	Description
(i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity for the three months ended March 31, 2017 and (v) Unaudited Condensed Notes to Consolidated Financial Statements*

*
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
NUMEREX CORP. (Registrant)
May 9, 2017	/s/ Kenneth L. Gayron Kenneth L. Gayron Interim Chief Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer