Form 10-Q
period 2017-06-30
NUMEREX CORP /PA/
filed 2017-08-08
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                         Yes ☐     No ☑

As of August 7, 2017, 19,675,128 shares of the registrant's Class A common stock, no par value (being the registrant's only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

2

NUMEREX CORP. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,354	$9,285
Restricted cash	221	221
Accounts receivable, less allowance for doubtful accounts of $686 and $767	8,141	9,436
Financing receivables, current	1,606	1,778
Inventory, net of reserves	8,566	9,011
Prepaid expenses and other current assets	1,329	1,421
TOTAL CURRENT ASSETS	25,217	31,152

Financing receivables, less current portion	1,785	2,227
Property and equipment, net of accumulated depreciation and amortization	5,727	6,022
Software, net of accumulated amortization	5,818	6,530
Other intangible assets, net of accumulated amortization	11,121	11,519
Goodwill	33,554	33,554
Other assets	241	474
TOTAL ASSETS	$83,463	$91,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,775	$15,894
Accrued expenses and other current liabilities	2,524	3,209
Deferred revenues	1,411	1,882
Current maturities of long-term debt, net of debt issuance costs	4,799	1,275
Current obligations under capital lease	309	291
TOTAL CURRENT LIABILITIES	22,818	22,551

Long-term debt, net of debt issuance costs, less current maturities	10,266	14,885
Obligations under capital lease, noncurrent	671	797
Deferred tax liabilities, noncurrent	626	468
Other liabilities	1,346	1,512
TOTAL LIABILITIES	35,727	40,213

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized; 21,034 and 20,935 issued; 19,571 and 19,608 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	108,985	105,112
Treasury stock, at cost, 1,463 and 1,327 shares	(5,773)	(5,466)
Accumulated other comprehensive loss	(104)	(110)
Accumulated deficit	(55,372)	(48,271)
TOTAL SHAREHOLDERS' EQUITY	47,736	51,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,463	$91,478

The accompanying notes are an integral part of these financial statements

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues:
Subscription and support revenues	$12,680	$14,810	$26,150	$29,794
Embedded devices and hardware	1,300	2,796	4,216	5,862
Total net revenues	13,980	17,606	30,366	35,656
Cost of sales
Subscription and support revenues	5,364	5,713	10,828	11,414
Embedded devices and hardware	1,312	3,314	4,344	6,432
Gross profit	7,304	8,579	15,194	17,810
Operating expenses:
Sales and marketing	2,693	3,270	5,835	6,215
General and administrative	2,431	3,859	5,377	7,988
Engineering and development	1,704	2,444	3,919	4,691
Depreciation and amortization	1,443	1,677	2,966	3,335
Impairment of goodwill and other intangible assets	-	4,172	-	4,172
Restructuring charges	355	1,243	780	1,243
Operating loss	(1,322)	(8,086)	(3,683)	(9,834)
Interest expense	742	460	1,363	727
Loss on extinguishment of debt	861	-	1,089	290
Other expense (income), net	70	(22)	801	(65)
Loss before income taxes	(2,995)	(8,524)	(6,936)	(10,786)
Income tax expense (benefit)	81	(234)	165	(170)
Net loss	(3,076)	(8,290)	(7,101)	(10,616)
Other items of comprehensive loss, net of income taxes:
Foreign currency translation adjustment	-	1	(6)	(14)
Comprehensive loss	$(3,076)	$(8,291)	$(7,095)	$(10,602)

Loss per share:
Basic	$(0.16)	$(0.43)	$(0.36)	$(0.55)
Diluted	$(0.16)	$(0.43)	$(0.36)	$(0.55)
Weighted average shares outstanding used in per share calculation:
Basic	19,555	19,449	19,539	19,413
Diluted	19,555	19,449	19,539	19,413

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2017	20,935	$105,112	$(5,466)	$(110)	$(48,271)	51,265
Equity-based compensation expense	-	1,034	-	-	-	1,033
Exercises, vesting and other equity- based compensation plan activity, net	99		(289)	-	-	(289)
Value of shares retained to pay employee taxes	-	(184)	(18)	-	-	(202)
Warrants issued	-	3,023	-	-	-	3,023
Translation adjustment	-	-	-	6	-	6
Net loss	-	-	-	-	(7,101)	(7,101)
Balance at June 30, 2016	21,034	$108,985	$(5,773)	$(104)	$(55,372)	$47,736

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,101)	$(10,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,874	3,968
Impairment of goodwill and other intangible assets	-	4,172
Non-cash restructuring charges	-	370
Equity-based compensation expense	745	1,451
Loss on extinguishment of debt	1,089	290
Deferred income taxes	157	(179)
Bad debt expense	144	228
Provision for inventory reserves	(96)	487
Other non-cash expense	294	72
Changes in assets and liabilities:
Accounts and financing receivables	1,765	(1,004)
Inventory, net	(604)	(844)
Accounts payable	(2,124)	421
Deferred revenue	(566)	(454)
Other	(429)	253
Net cash used in operating activities	(2,852)	(1,385)
Cash flows from investing activities:
Purchases of property and equipment	(213)	(509)
Capitalized software development and purchases of software	(1,101)	(1,280)
Net cash used in investing activities	(1,314)	(1,789)
Cash flows from financing activities:
Proceeds from long-term debt	18,591	17,000
Principal payments on debt	(17,000)	(19,349)
Principal payments on capital lease obligations	(108)	-
Exercises, vesting and other equity- based compensation plan activity	-	386
Payment of taxes on equity-based awards	(202)	(173)
Deferred financing costs paid	(1,046)	(1,038)
Net cash provided by (used in) financing activities	235	(3,174)
Net decrease in cash and cash equivalents	(3,931)	(6,348)
Cash and cash equivalents at beginning of period	9,285	16,237
Cash and cash equivalents at end of period	$5,354	$9,889

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,147	$645
Net cash paid for income taxes	16	6
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	189	274
Warrants issued to Kenneth Rainin Foundation	595	-
Warrants issued to Hale Capital	2,428	-
Transfer of inventory to monitoring equipment	1,143	1,454

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) (the “Company”) is a holding company incorporated in Pennsylvania, and through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis. Foreign operations were not significant to us for the three and six months ended June 30, 2017 or 2016.

Basis of Presentation

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP, for interim financial information and the Rules and Regulations issued by the Securities Exchange Commission, or SEC, as applicable. These financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated intercompany transactions and balances in consolidation. Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of June 30, 2017 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 which includes information and disclosures not included in this quarterly report.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Estimates and Assumptions

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three or six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017 or any future periods.

Liquidity

The Company incurred an operating loss totaling $3.7 million and cash used in operations was $2.9 million for the six months ended June 30, 2017. The Company also incurred an operating loss totaling $22.8 million and cash used in operations totaled $0.5 million for the year ended December 31, 2016. As of June 30, 2017, the Company has an accumulated deficit of $55.4 million, and cash and cash equivalents of $5.6 million. The Company’s cash flow requirements during the fiscal year 2016 and to date in 2017 were financed by cash on hand, cash generated by operations, and proceeds from the recent financing with Hale Capital Partners LP described in Note F below. The Company had total term debt (net of deferred financing costs), including current portion, of $15.1 million as of June 30, 2017. The Company’s ability to continue in business is dependent on its ability to continue to generate operating cash flows, to maintain sufficient cash on hand, to raise additional capital, and to control expenditures. Management believes that the Company will maintain sufficient liquidity through at least August 2018. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Restricted Cash

As of June 30, 2017, and 2016, cash of $0.2 million was held in escrow related to certain vendor obligations.

NOTE B - INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$2,313	$2,953
Finished goods	7,918	8,504
Inventory reserves	(1,665)	(2,446)
	$8,566	$9,011

During the three and six months ended June 30, 2017, we transferred $0.6 million and $1.1 million of inventory, respectively, to monitoring equipment within property and equipment, respectively, and disposed of $0.3 million of fully reserved inventory.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer, network and other equipment	$8,840	$8,805
Monitoring equipment	6,836	5,692
Furniture and fixtures	486	486
Leasehold improvements	254	264
Total property and equipment	16,416	15,247
Accumulated depreciation and amortization	(10,689)	(9,225)
	$5,727	$6,022

During the three and six months ended June 30, 2017, we transferred $0.6 million and $1.1 million of inventory to monitoring equipment as part of our managed services business. Depreciation and amortization related to property and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively. Depreciation and amortization related to property and equipment was $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

NOTE D – INTANGIBLE ASSETS

Impairment Charges

We recorded $4.2 million in impairment charges for trade names, technology and goodwill as of June 30, 2016. The Omnilink and Do-It-Yourself (DIY) product lines and reporting units had not generated results of operations consistent with our expectations and forecasts for the three months ended June 30, 2016. The lower operating results and future expectations for Omnilink were principally related to strategic changes and delays associated with the launch of a new personal tracking product line. We also continue to evaluate different strategic options for the DIY reporting unit. These factors were triggering events that indicated that it was more likely than not that the fair value of the Omnilink and DIY reporting units were less than their carrying amounts. As a result, we performed initial assessments of goodwill for impairment, along with other intangible assets of the reporting units, as of June 30, 2016. No triggering events were identified as of June 30, 2017.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

	Omnilink		DIY		Total
	Trade Names	Goodwill	Technology	Goodwill	Impairment
January 1, 2016	$2,972	$17,580	$245	$1,656
Amortization	-	-	(18)	-
Impairment	(1,612)	(2,264)	(81)	(215)	$(4,172)
June 30, 2016	$1,360	$15,316	$146	$1,441

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of June 30, 2017				As of December 31, 2016
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.9	$19,043	$(14,391)	$4,652	$18,205	$(12,806)	$5,399
Software in development	n/a	1,166	-	1,166	1,131	-	1,131
Total software		20,209	(14,391)	5,818	19,336	(12,806)	6,530
Licenses	2.5	13,215	(12,787)	428	13,215	(12,534)	681
Customer relationships	6.9	8,167	(3,416)	4,751	8,167	(3,039)	5,128
Technologies	10.3	4,235	(899)	3,336	4,235	(822)	3,413
Patents and trademarks	1.6	4,256	(2,568)	1,688	3,747	(2,368)	1,379
Trade names	Indefinite	918	-	918	918	-	918
Total other intangible assets		30,791	(19,670)	11,121	30,282	(18,763)	11,519
		$51,000	$(34,061)	$16,939	$49,618	$(31,569)	$18,049

Remaining useful lives in the preceding table were calculated on a weighted average basis as of June 30, 2017. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or six months ending June 30, 2017.

Amortization expense related to intangible assets was $1.2 million and $2.3 million for the three and six months ended June 30, 2017, respectively. Amortization expense related to intangible assets was $1.3 million and $2.6 million for the three and six months ended June 30, 2016, respectively. Amortization expense recorded in cost of subscription revenues was $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2017, compared to $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2016. Additionally, we have capitalized approximately $0.7 million and $1.3 million of internally generated software development costs for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE E – INCOME TAXES

We calculate our interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, we make our best estimate of the annual expected effective tax rate and apply that rate to our ordinary year-to-date income or loss.  In addition, we calculate a year-to-date adjustment to increase or decrease our income tax provision to take into account our current expected effective tax rate.  The tax or benefit related to significant, unusual, or extraordinary items are individually computed and recognized in the interim period in which those items occur.

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

As a result of recording a valuation allowance, we recognized deferred tax expense of less than $0.1 million and $0.2 million, representing an effective tax rate of (2.2%), for the three months and six months ended June 30, 2017. The deferred tax expense recognized on a net loss before income taxes, and the difference in the effective tax rate from the federal statutory rate, is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2012 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. However, certain returns from earlier years in which net operating losses have arisen are still open for examination by the tax authorities.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE F – DEBT

Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016

Notes payable to Hale Capital	$13,595	$-
Note payable to Kenneth Rainin Foundation (a related party)	5,000	-
Note payable to Crystal Financial LLC, with interest at LIBOR plus margin	-	17,000
Less deferred financing costs	(3,530)	(840)
	15,065	16,160
Less current portion of long-term debt (net of deferred financing costs)	(4,799)	(1,275)
Noncurrent portion of long-term debt	$10,266	$14,885

Hale Capital Note Purchase Agreement

On June 7, 2017 (the "Closing Date"), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the purchasers from time to time party thereto, and HCP-FVF, LLC, an affiliate of Hale Capital Partners LP, as collateral agent and as purchaser ("Hale Capital"). Pursuant to the Note Purchase Agreement, the Company issued and sold to Hale Capital senior secured promissory notes in an aggregate original principal amount of $13.5 million (the "Notes"), the proceeds of which were used to repay the outstanding term loans and other obligations under the Term Loan Agreement, dated as of March 9, 2016, by and among the Company, certain subsidiaries of the Company, the lenders party thereto and Crystal Financial LLC (the “Crystal Loan Agreement”). We recorded a charge of $0.8 million to loss on extinguishment of debt, of which $0.5 million related to unamortized deferred financing costs related to the Crystal Loan Agreement, and $0.3 million related to prepayment penalties and other extinguishment related costs, which is recorded as a separate line item on the consolidated statement of operations and comprehensive loss for the three month period ended June 30, 2017.

The Notes are secured by a first priority security interest in substantially all assets of the Company and its subsidiaries. The Notes bear interest at a rate equal to the prime rate plus 700 (currently 11% per year), payable monthly in arrears. From June 7, 2017 until June 29, 2018, the monthly interest payment will be in the form of additional Notes. Thereafter, the interest will be payable monthly in cash in arrears. Interest on the Notes will be computed on the basis of a 360-day year comprising twelve 30-day months. The Notes will bear interest at a rate five percent (5%) above the otherwise applicable interest rate during the continuance of a default or event of default.

The maturity date of the Notes is March 31, 2021. Beginning June 30, 2018, the Company is required to prepay the Notes in principal installments of $250,000 per month. In addition, the Company will be required to redeem all of the Notes upon a change of control and will be required to make mandatory prepayments on the Notes with the net proceeds of (i) any voluntary or involuntary sale or disposition of assets (including casualty losses and condemnation awards, subject to certain exceptions) and (ii) the issuance or sale of any equity, except for a portion of which may be used to pay down the Company's existing subordinated note. The Company may also prepay to Notes in whole or in part at any time.

All prepayments of the Notes (whether mandatory, optional or as result of the acceleration of the Notes) are subject to a prepayment penalty as follows: (A) if prepayment is on or before the second anniversary of the Closing Date, 5% of the principal prepaid; (B) if prepayment is after the second anniversary but on or before the third anniversary of the Closing Date, 3% of the principal prepaid; and (C) if prepayment is after the third year anniversary but before the maturity date, 1% of the principal prepaid.

Pursuant to the terms of the Notes, the Company is required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum EBITDA, Minimum Total Liquidity, Minimum Liquidity and minimum Monthly Recurring Revenue, as defined in the Note Purchase Agreement. The Company was in compliance with these covenants as of June 30, 2017. Additionally, the Company is also prohibited from taking certain actions during the term of the Notes without consent of the purchasers, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on the Company's assets and making restricted payments, including cash dividends on shares of the Company's common stock, except as expressly permitted under the Note Purchase Agreement.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

The Note Purchase Agreement contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Note Purchase Agreement may be accelerated. The Note Purchase Agreement and related Note documents also contain additional representations and warranties, covenants, indemnities and conditions, in each case customary for transactions of this type.

In connection with the execution of the Note Purchase Agreement, the Company issued to Hale Capital detachable warrants to purchase up to 895,944 shares of common stock (subject to adjustment) at an exercise price equal to $4.14 per share. The exercise price of the warrants is subject to adjustment upon certain events, including a down round provision, and the term of the warrants is ten years from the Closing Date. The warrants were valued using a Monte Carlo valuation model and had a fair value at grant date of $2.4 million. The warrants have been recorded as deferred financing costs, and are being amortized over the term of the Notes.

Senior Subordinated Promissory Note

On March 31, 2017, the Kenneth Rainin Foundation, a California corporation, and the Company entered into a Senior Subordinated Promissory Note (the “KRF Note”) in the aggregate principal amount of $5.0 million, with a maturity date of April 1, 2018, and an annual interest rate of 12%, which was used to pay down a portion of the outstanding term loans under the Crystal Loan Agreement on March 31, 2017.

In connection with the KRF Note, the Company issued to Kenneth Rainin Foundation a warrant to purchase 125,000 shares of our common stock at a warrant price of $0.01 per share. The warrants had a fair value of $0.6 million at the grant date, have been recorded as deferred financing costs, and are being amortized over the term of the KRF Note. Brian Igoe, a director of the Company, is the Chief Investment Officer of the Kenneth Rainin Foundation.

Crystal Term Loan Agreement - Amendment, Waiver and Repayment

On March 31, 2017, we entered into an amendment to the Crystal Loan Agreement which, among other things, (i) required a $5.0 million prepayment of the term loans with the proceeds of the KRF Note, (ii) required the payment of an amendment fee in the amount of $2.0 million, half of which was paid upon execution of the amendment, with the remainder due only if certain events did not occur by June 1, 2017 (which date was subsequently extended to June 7, 2017), (iii) modified the covenants related to minimum adjusted EBITDA, minimum fixed charge coverage ratio, maximum net leverage, and maximum subscriber churn, (iv) waived certain specified events of default, including financial covenant defaults, (v) increased the interest rate payable on the term loans from 8.5% to 10.5%, and (vi) required a prepayment in the amount of $2.0 million if certain events did not occur by June 1, 2017 (which date was subsequently extended to June 7, 2017).

As a result of the $5.0 million prepayment of the term loans with the proceeds of the KRF Note, we recorded a $0.2 million loss on partial extinguishment of the Crystal Loan Agreement, which is recorded as a separate line item on the consolidated statement of operations for the three month period ending March 31, 2017.

One June 7, 2017, all outstanding term loans and other obligations under the Crystal Loan Agreement were repaid in full with the proceeds of the Notes issued pursuant to the Note Purchase Agreement.

NOTE G – NET LOSS PER SHARE

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding:
Basic	19,555	19,449	19,539	19,413
Dilutive effect of common stock equivalents	-	-	-	-
Diluted	19,555	19,449	19,539	19,413

Anti-dilutive equity-based compensation awards	1,178	2,158	1,122	2,158

NOTE H – RESTRUCTURING

We recorded a restructuring charge of $0.8 million, which included $0.4 million of severance costs for the six months ended June 30, 2017. The other costs recorded as restructuring are comprised of $0.2 million for the loss on sublease of our Dallas office, and $0.2 million in legal costs.

NOTE I – FAIR VALUE MEASUREMENTS

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

We have no assets measured at fair value on a recurring basis. We do not have any liabilities measured at fair value on a recurring basis.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Effective January 1, 2017, the Company adopted guidance which simplifies the measurement of inventory. The guidance changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value and eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The provisions of this standard were adopted on a prospective basis and adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.

In July 2017, the Company adopted guidance which changes the classification analysis of certain equity-linked instruments with down round features. The guidance changed the requirement that a down round feature precluded equity classification when assessing whether the instrument is indexed to an entity’s own stock. The provisions of this standard were early adopted as of June 30, 2017. As of June 30, 2017, the only equity linked instruments with down-round features for the Company were the warrants issued in connection with the Note Purchase Agreement (see Note F- Debt).

NOTE K - SUBSEQUENT EVENTS

On August 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Wireless, Inc., a Canadian corporation (“Sierra”), and Wireless Acquisition Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Sierra (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Sierra (the “Merger”). The Merger Agreement was unanimously approved and adopted by the board of directors of each of the Company and Sierra.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Company’s shareholders will have the right to receive 0.1800 common shares, no par value, of Sierra (“Sierra Common Stock”) for each share of Class A common stock, no par value, of the Company (“Company Common Stock”) (such consideration, the “Merger Consideration”). Additionally, each outstanding restricted stock unit, in-the-money option and in-the-money stock appreciation right will be cancelled in exchange for the right to receive the Merger Consideration in accordance with the terms of the Merger Agreement. Except as described below and specified in the Merger Agreement, if exercised following notice of the Merger, each outstanding warrant issued by the Company will be cancelled in exchange for the right to receive the Merger Consideration or, if not exercised, will be cancelled at the Effective Time.

The Merger Agreement contains customary representations and warranties from each of the Company and Sierra, and each party to the Merger Agreement has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company’s and Sierra’s businesses during the interim period between the execution of the Merger Agreement and the Effective Time, (2) the obligation of the Company to call a meeting of its shareholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement and (3) the Company’s non-solicitation obligations relating to alternative acquisition proposals. Each of the Company and Sierra has also agreed to apply for, or otherwise seek, and use its respective commercially reasonable efforts to obtain, all consents and approvals of governmental entities required to be obtained by it for the consummation of the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (1) the adoption of the Merger Agreement by the Company’s shareholders, (2) the receipt of conditional approval of the shares of Sierra Common Stock to be issued in the Merger for listing on the Toronto Stock Exchange, subject only to customary post-closing deliverables, and on The NASDAQ Global Market, subject only to official notice of issuance, (3) the expiration or early termination of all applicable waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) the effectiveness of the registration statement on Form F-4 by the Securities and Exchange Commission for the Sierra Common Stock to be issued in the Merger, (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal and (6) the absence of any pending legal proceeding instituted by any governmental entity seeking to restrain, enjoin or otherwise prohibit the consummation of the transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement, (3) the absence of a material adverse effect with respect to the other party and (4) receipt by such party of a tax opinion to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The Merger Agreement also provides certain termination rights for each of the Company and Sierra and further provides that a termination fee equal to 3.75% of the aggregate equity value of the Merger as of the date of the Merger Agreement will be payable by the Company upon termination of the Merger Agreement under certain circumstances specified in the Merger Agreement. In addition, upon termination of the Merger Agreement by Sierra as a result of either Numerex’s shareholders not approving the transaction or Numerex’s fraud or willful and material breach of a representation, warranty or covenant, Numerex may be required to reimburse Sierra for its out-of-pocket costs and expenses incurred in connection with the Merger in an amount not to exceed $850,000 in the event of a no vote and $2 million in the event of fraud or a willful and material breach.

In connection with entering into the Merger Agreement, the Company agreed to repurchase the Hale Capital warrants for a purchase price of $4.0 million, immediately prior to, and contingent upon, the consummation of the Merger. In addition, Hale Capital has agreed to waive any event of default under the Note Purchase Agreement that may be caused by the execution of the Merger Agreement or the consummation of the Merger; provided that (i) the repurchase price for the warrant and all principal, interest and other amounts owed under the Notes are paid in full substantially concurrently with the Effective Time of the Merger and (ii) the Effective Time of the Merger occurs on or before August 1, 2018.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

During the quarter ended June 30, 2017, we had revenues of $14.0 million, and a net loss of $3.1 million; compared with revenues and a net loss of $17.6 million and $8.3 million, respectively for the quarter ended June 30, 2016.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended June 30,				Change from
	2017		2016		2016 to 2017
Net revenues:
Subscription and support revenues	$12,680	90.7%	$14,810	84.1%	$(2,130)	-14.4%
Embedded devices and hardware	1,300	9.3%	2,796	15.9%	(1,496)	-53.5%
Total net revenues	13,980	100.0%	17,606	100.0%	(3,626)	-20.6%
Cost of sales
Subscription and support revenues	5,364	38.4%	5,713	32.4%	(349)	-6.1%
Embedded devices and hardware	1,312	9.4%	3,314	18.8%	(2,002)	-60.4%
Gross profit	7,304	52.2%	8,579	48.7%	(1,275)	-14.9%
Operating expenses:
Sales and marketing	2,693	19.3%	3,270	18.6%	(577)	-17.6%
General and administrative	2,431	17.4%	3,859	21.9%	(1,428)	-37.0%
Engineering and development	1,704	12.2%	2,444	13.9%	(740)	-30.3%
Depreciation and amortization	1,443	10.3%	1,677	9.5%	(234)	-14.0%
Impairment of goodwill and other
other intangible assets	-	0.0%	4,172	23.7%	(4,172)	-100.0%
Restructuring charges	355	2.5%	1,243	7.1%	(888)	-71.4%
Operating loss	(1,322)	-9.5%	(8,086)	-45.9%	6,764	-83.7%
Interest expense	742	5.3%	460	2.6%	282	61.3%
Loss on extinguishment of debt	861	6.2%	-	0.0%	861	100.0%
Other income (expense), net	70	0.5%	(22)	-0.1%	92	-418.2%
Loss before income taxes	(2,995)	-21.4%	(8,524)	-48.4%	5,529	-64.9%
Income tax expense (benefit)	81	0.6%	(234)	-1.3%	315	-134.6%
Net loss	$(3,076)	-22.0%	$(8,290)	-47.1%	$5,214	-62.9%
Adjusted EBITDA(1)	$1,403	10.0%	$627	3.6%	$776	123.7%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue decreased $3.6 million, or 20.6%, for the three months ended June 30, 2017 to $14.0 million from $17.6 million for the same period in 2016. The decrease in total revenue is related to the decrease in subscription and support revenue as well as embedded devices and hardware revenue, which is discussed below.

Subscription and support revenues decreased $2.1million, or 14.4%, to $12.7 million from $14.8 million in 2016. The decrease is driven by 2G disconnects associated with the AT&T 2G network sunset that occurred on December 31, 2016. Embedded devices and hardware revenue decreased $1.5 million, or 53.5%, to $1.3 million from $2.8 million in 2016. The decrease in revenue is driven by customer’s replacement of their 2G products in 2016 in anticipation of the AT&T 2G network sunset that occurred on December 31, 2016.

Total cost of sales for the three months ended June 30, 2017 decreased $2.4 million, or 26.0%, to $6.7 million compared to $9.0 million for the same period in 2016. Comprising that decrease, the cost of sales for subscription and support services decreased $0.3 million, or 6.12%, to $5.4 million for the three months ended June 30, 2017 compared to $5.7 million for the same period in 2016. Cost of sales for embedded devices and hardware decreased $2.0 million, or 60.4% to $1.3 million for the three months ended June 30, 2017 compared to $3.3 million for the same period in 2016.

Total gross profit for the period ended June 30, 2017 decreased $1.3 million, or 14.9% to $7.3 million compared to $8.6 million for the same period in 2016 for the reasons stated above. Gross profit margin percentage increased to 52.2% for the three months ended June 30, 2017 from 48.7% for the same period in 2016. The increase in gross margin was driven primarily by a reduction in carrier fees and the sale of fully reserved inventory during the three months ended June 30, 2017.

Sales and marketing expense decreased $0.6 million, or 17.6%, for the three months ended June 30, 2017 to $2.7 million compared to $3.3 million for the same period in 2016. The decrease is primarily attributable to a decline in promotional activities during the quarter and reduced travel costs.

General and administrative expense decreased $1.4 million, or 37.1%, to $2.4 million for the three months ended June 30, 2017, compared to $3.9 million for the same period in 2016. The decrease is driven primarily by reduced general and administrative salary cost resulting from a reduction in headcount and lower travel costs.

Engineering and development expenses decreased $0.7 million, or 30.3% to $1.7 million for the three months ended June 30, 2017, compared to $2.4 million for the same period in 2016. The decrease is primarily related to reduced headcount in engineering and development, and lower travel costs.

Depreciation and amortization expense decreased $0.2 million, or 14.0% to $1.4 million for the three months ended June 30, 2017, compared to $1.7 million for the same period in 2016.

Restructuring charges were $0.4 million for the three months ended June 30, 2017, compared to $1.2 million for the same period in 2016. The decrease is due to $0.8 million in facility charges recorded in June 2016 related to the relocation of our corporate headquarters.

Loss on the extinguishment of debt of $0.9 million for the three months ended June 30, 2017 was related to repayment of the outstanding term loans and other obligations under the Crystal Loan Agreement which took place on June 7, 2017.

Interest expense was $0.7 million in expense for the three months ended June 30, 2017 compared to $0.5 million in interest expense for the same period in 2016. The increase is due to interest expense on our subordinated debt.

We recorded tax expense of $0.1 million and a tax benefit of $0.2 million for the three months ended June 30, 2017, and 2016 respectively. The effective tax rates were (2.2%) and 2.7% for the three months ended June 30, 2017 and 2016, respectively. For both periods, the difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting difference for certain long and indefinite lived assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses.

Six Months Ended June 30, 2017 and 2016

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Six Months Ended June 30,				Change from
	2017		2016		2016 to 2017
Net revenues:
Subscription and support revenues	$26,150	86.1%	$29,794	83.6%	$(3,644)	-12.2%
Embedded devices and hardware	4,216	13.9%	5,862	16.4%	(1,646)	-28.1%
Total net revenues	30,366	100.0%	35,656	100.0%	(5,290)	-14.8%
Cost of sales
Subscription and support revenues	10,828	35.7%	11,414	32.0%	(586)	-5.1%
Embedded devices and hardware	4,344	14.3%	6,432	18.0%	(2,088)	-32.5%
Gross profit	15,194	50.0%	17,810	49.9%	(2,616)	-14.7%
Operating expenses:
Sales and marketing	5,835	19.2%	6,215	17.4%	(380)	-6.1%
General and administrative	5,377	17.7%	7,988	22.4%	(2,611)	-32.7%
Engineering and development	3,919	12.9%	4,691	13.2%	(772)	-16.5%
Depreciation and amortization	2,966	9.8%	3,335	9.4%	(369)	-11.1%
Impairment of goodwill and other
other intangible assets	-	0.0%	4,172	11.7%	(4,172)	-100.0%
Restructuring charges	780	2.6%	1,243	3.5%	(463)	-37.2%
Operating loss	(3,683)	-12.1%	(9,834)	-27.6%	6,151	-62.5%
Interest expense	1,363	4.5%	727	2.0%	636	87.5%
Loss on extinguishment of debt	1,089	3.6%	290	0.8%	799	75.5%
Other expense (income), net	801	2.6%	(65)	-0.2%	866	-1332.3%
Loss before income taxes	(6,936)	-22.8%	(10,786)	-30.3%	3,850	-35.7%
Income tax expense (benefit)	165	0.5%	(170)	-0.5%	335	-197.1%
Net loss	$(7,101)	-23.4%	$(10,616)	-29.8%	$3,515	-33.1%
Adjusted EBITDA(1)	$1,938	6.4%	$1,484	4.2%	$454	30.6%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue decreased $5.3 million, or 14.8%, for the six months ended June 30, 2017 to $30.4 million from $35.7 million for the same period in 2016. The decrease in total revenue is primarily related to the decreases in subscription and support revenue and embedded devices and hardware revenue, which is discussed below.

Subscription and support revenues decreased $3.6 million, or 12.2%, to $26.1 million from $29.8 million in 2016. The decrease is driven by 2G disconnects associated with the AT&T 2G network sunset that occurred on December 31, 2016. Embedded devices and hardware revenue decreased $1.7 million, or 28.1%, to $4.2 million from $5.9 million in 2016. The decrease is driven by customer’s replacement of their 2G products in 2016 in anticipation of the AT&T 2G network sunset that occurred on December 31, 2016.

Total cost of sales for the six months ended June 30, 2017 decreased $2.6 million, or 14.7%, to $15.2 million compared to $17.9 million for the same period in 2016. Comprising that decrease, the cost of sales for subscription and support services decreased $0.6 million, or 5.1%, to $10.8 million for the six months ended June 30, 2017 compared to $11.4 million for the same period in 2016. Cost of sales for embedded devices and hardware decreased $2.1 million, or 32.5% to $4.4 million for the six months ended June 30, 2017 compared to $6.4 million for the same period in 2016. The total decrease in cost of sales is primarily related to a reduction of embedded devices and hardware sales in 2017 versus the comparable period in 2016.

Total gross profit for the period ended June 30, 2017 decreased $2.6 million, or 14.7% to $15.2 million compared to $17.8 million for the same period in 2016 for the reasons stated above. Gross profit margin percentage increased to 50.0% for the six months ended June 30, 2017 from 49.9% for the same period in 2016.

Sales and marketing expense decreased $0.4 million, or 6.1%, for the six months ended June 30, 2017 to $5.8 million compared to $6.2 million for the same period in 2016. The decrease is primarily attributable to a decline in promotional activities during the quarter, as well as reduced headcount and lower travel costs.

General and administrative expense decreased $2.6 million, or 32.7%, to $5.4 million for the six months ended June 30, 2017, compared to $8.0 million for the same period in 2016. The decrease is driven primarily by reduced general and administrative salary cost resulting from a reduction in headcount and lower travel costs.

Engineering and development expenses decreased $0.8 million, or 16.5% to $3.9 million for the six months ended June 30, 2017, compared to $4.7 million for the same period in 2016. The decrease is driven primarily by reduced engineering and development salary costs resulting from a reduction in headcount, and lower travel costs.

Depreciation and amortization expense decreased $0.4 million, or 11.1% to $3.0 million for the six months ended June 30, 2017, compared to $3.3 million for the same period in 2016.

Restructuring charges were $0.8 million for the six months ended June 30, 2017, compared to $1.2 million for the same period in 2016. The decrease is primarily related to severance and the sublease loss recorded in June 2016 for the relocation of our corporate headquarters.

Loss on the extinguishment of debt of $1.1 million for the six months ended June 30, 2017 was related to the refinancing of our debt with Crystal which took place on June 7, 2017. Loss on the extinguishment of debt of $0.3 million for the six months ended June 30, 2016 was related to the refinancing of our debt with Silicon Valley Bank which took place in March 2016.

Interest expense was $1.4 million in expense for the six months ended June 30, 2017 compared to $0.7 million in interest expense for the same period in 2016. The increase is due to interest expense on our subordinated debt, as well higher interest rates on our debt.

Other expense (income), net was $0.8 million in expense for the six months ended June 30, 2017, and was primarily due to non-capitalizable finance and legal charges related to our debt.

We recorded tax expense of $0.2 million and a tax benefit of $0.2 million for the six months ended June 30, 2017, and 2016 respectively. The effective tax rates were (2.2%) and 1.6% for the six months ended June 30, 2017 and 2016, respectively. For both periods, the difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting difference for certain long and indefinite lived assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses.

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

Restructuring, non-cash and other charges, includes severance, one-time facility costs, inventory reserves, one-time legal costs for transaction related work, and other one-time items. We believe these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,076)	$(8,290)	$(7,101)	$(10,616)
Depreciation and amortization expense	1,835	2,005	3,808	3,969
Impairment of goodwill and other intangible assets	-	4,172	-	4,172
Interest expense and other non- operating expense, net	1,673	438	3,253	952
Income tax expense (benefit)	81	(234)	165	(170)
EBITDA (non-GAAP)	513	(1,909)	125	(1,693)
Equity-based compensation expense	515	830	745	1,451
Restructuring, non-cash and other charges	375	1,706	1,068	1,726
Adjusted EBITDA (non-GAAP)	$1,403	$627	$1,938	$1,484

Restructuring, non-cash and other charges, includes severance, one-time facility costs, inventory reserves, one-time legal costs for transaction related work, and other one-time items. We believe these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations.

Liquidity and Capital Resources

We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. Our sources of funds, principally from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operations and investing requirements through at least June 2018.

We had working capital of $2.4 million as of June 30, 2017, compared to $8.6 million as of December 31, 2016. We had cash balances of $5.6 million as of June 30, 2017 compared to $9.5 million at December 31, 2016. The Company does not have any additional borrowing capacity under the Note Purchase Agreement with Hale Capital.

Net cash used in operating activities for the six month period ended June 30, 2017 was $2.9 million and net cash used in operations was $1.4 million for the six month period ended June 30, 2016.

Net cash used in investing activities for the six month period ended June 30, was $1.3 million, representing expenditures of $0.2 million for tangible assets and $1.1 million for software and capitalization of internally developed software, compared to $1.8 million for the six month period ended June 30, 2016.

Net cash provided by financing activities for the six month period ended June 30, 2017 was $0.3 million, primarily due to the refinancing of our term debt under the Crystal Loan Agreement with the Notes issued under the Note Purchase Agreement. Net cash used in financing activities was $3.1million for the six month period ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2017, compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, except for the early adoption of guidance which changes the classification analysis of certain equity-linked instruments with down round features., which is discussed in Note J – Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor. We held $0.3 million in foreign bank accounts as of June 30, 2017 and December 31, 2016, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter or year to date ended June 30, 2017.

Interest Rate Risk

We are exposed to changes in interest rates on our long term debt that carries variable rate interest. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, issued in 2013. Based on this assessment, management concludes that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Mine Safety Disclosures.

None - not applicable.

Item 5.	Other Information.

None - not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	Warrant to Purchase Stock issued to HCP-FVF, LLC

10.1++	Note Purchase Agreement by and among Numerex Corp., as borrower, the other parties thereto designated as Borrowers and Guarantors, and HCP-FCF, LLC as Collateral Agent, dated as of June 7, 2017 (including the form of Note attached thereto as Exhibit A)

10.2	Guaranty and Collateral Agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity and (v) Unaudited Condensed Notes to Consolidated Financial Statements*

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

++ Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

August 8, 2017	/s/ Kenneth L. Gayron
Kenneth L. Gayron
Interim Chief Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer

