Form 10-Q
period 2017-09-30
NUMEREX CORP /PA/
filed 2017-11-07
CIK 870753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Yes ☐     No ☑

As of November 7, 2017, 19,679,345 shares of the registrant's Class A common stock, no par value (being the registrant's only class of common stock outstanding) were outstanding.

NUMEREX CORP. AND SUBSIDIARIES

2

NUMEREX CORP. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,575	$9,285
Restricted cash	221	221
Accounts receivable, less allowance for doubtful accounts of $583 and $767	8,961	9,436
Financing receivables, current	1,521	1,778
Inventory, net of reserves	5,909	9,011
Prepaid expenses and other current assets	1,461	1,421
TOTAL CURRENT ASSETS	24,648	31,152

Financing receivables, less current portion	1,580	2,227
Property and equipment, net of accumulated depreciation and amortization	5,608	6,022
Software, net of accumulated amortization	5,654	6,530
Other intangible assets, net of accumulated amortization	10,773	11,519
Goodwill	33,554	33,554
Other assets	269	474
TOTAL ASSETS	$82,086	$91,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,007	$15,894
Accrued expenses and other current liabilities	2,127	3,209
Deferred revenues	1,491	1,882
Current maturities of long-term debt, net of debt issuance costs	5,702	1,275
Current obligations under capital lease	312	291
TOTAL CURRENT LIABILITIES	24,639	22,551

Long-term debt, net of debt issuance costs, less current maturities	10,043	14,885
Obligations under capital lease, noncurrent	608	797
Deferred tax liabilities, noncurrent	705	468
Other liabilities	1,435	1,512
TOTAL LIABILITIES	37,430	40,213

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 3,000 authorized; none issued	-	-
Class A common stock, no par value; 30,000 authorized;
21,138 and 20,935 issued; 19,675 and 19,608 outstanding	-	-
Class B common stock, no par value; 5,000 authorized; none issued	-	-
Additional paid-in capital	109,333	105,112
Treasury stock, at cost, 1,463 and 1,327 shares	(5,773)	(5,466)
Accumulated other comprehensive loss	(104)	(110)
Accumulated deficit	(58,800)	(48,271)
TOTAL SHAREHOLDERS' EQUITY	44,656	51,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,086	$91,478

The accompanying notes are an integral part of these financial statements

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues:
Subscription and support revenues	$11,983	$14,388	$38,133	$44,183
Embedded devices and hardware	3,320	3,024	7,535	8,886
Total net revenues	15,303	17,412	45,668	53,069
Cost of sales
Subscription and support revenues	5,087	5,828	15,915	17,242
Embedded devices and hardware	3,458	3,082	7,748	9,027
Inventory reserves	1,301	27	1,355	514
Gross profit	5,457	8,475	20,650	26,286
Operating expenses:
Sales and marketing	2,183	3,229	8,019	9,444
General and administrative	2,314	3,280	7,691	11,269
Engineering and development	1,341	2,229	5,260	6,920
Depreciation and amortization	1,426	1,658	4,392	4,992
Impairment of goodwill and other intangible assets	-	-	-	4,172
Restructuring charges	655	276	1,435	1,520
Operating loss	(2,462)	(2,197)	(6,147)	(12,031)
Interest expense	919	469	2,282	1,196
Loss on extinguishment of debt	-	-	1,089	290
Other (income) expense, net	(34)	(33)	767	(99)
Loss before income taxes	(3,347)	(2,633)	(10,285)	(13,418)
Income tax expense (benefit)	79	(87)	244	(257)
Net loss	(3,426)	(2,546)	(10,529)	(13,161)
Other items of comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment	-	1	(6)	12
Comprehensive loss	$(3,426)	$(2,545)	$(10,535)	$(13,149)

Loss per share:
Basic	$(0.17)	$(0.13)	$(0.54)	$(0.68)
Diluted	$(0.17)	$(0.13)	$(0.54)	$(0.68)
Weighted average shares outstanding used in per share calculation
Basic	19,646	19,542	19,575	19,456
Diluted	19,646	19,542	19,575	19,456

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

				Accumulated Other		Total
	Common	Additional	Treasury	Comprehensive	Accumulated	Shareholders'
	Shares	Paid-in Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2017	20,935	$105,112	$(5,466)	$(110)	$(48,271)	$51,265
Equity-based compensation expense	-	1,400	-	-	-	1,400
Exercises, vesting and other equity-
based compensation plan activity, net	203		(289)	-	-	(289)
Value of shares retained to pay employee taxes		(202)	(18)			(220)
Warrants issued		3,023	-	-	-	3,023
Translation adjustment	-	-	-	6	-	6
Net loss	-	-	-	-	(10,529)	(10,529)
Balance at September 30, 2017	21,138	$109,333	$(5,773)	$(104)	$(58,800)	$44,656

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,529)	$(13,161)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation and amortization	5,757	5,997
Impairment of goodwill and other intangible assets	-	4,172
Non-cash restructuring charges	-	345
Equity-based compensation expense	1,111	2,202
Loss on extinguishment of debt	1,089	290
Deferred income taxes	237	(268)
Bad debt expense	235	327
Provision for inventory reserves	1,355	514
Non-cash interest	975	138
Changes in assets and liabilities:
Accounts and financing receivables	1,143	(303)
Inventory, net	110	(1,323)
Accounts payable	(887)	427
Deferred revenue	(345)	(554)
Other	(1,036)	394
Net cash used in operating activities	(785)	(803)
Cash flows from investing activities:
Purchases of property and equipment	(315)	(789)
Capitalized software development and purchases of software	(1,767)	(1,662)
Net cash used in investing activities	(2,082)	(2,451)
Cash flows from financing activities:
Proceeds from long-term debt	18,591	17,000
Principal payments on debt	(17,000)	(19,349)
Principal payments on capital lease obligations	(168)	-
Exercises, vesting and other equity-
based compensation plan activity	-	486
Payment of taxes on equity-based awards	(220)	(258)
Deferred financing costs paid	(1,046)	(1,038)
Net cash provided by (used in) financing activities	157	(3,159)
Net decrease in cash and cash equivalents	(2,710)	(6,413)
Cash and cash equivalents at beginning of period	9,285	9,285
Cash and cash equivalents at end of period	$6,575	$2,872

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,307	$1,047
Net cash paid for income taxes	9	6
Disclosure of non-cash investing and financing activities:
Capital expenditures in accounts payable	222	196
Fixed assets acquired under a capital lease	-	1,237
Warrants issued to Kenneth Rainin Foundation	595	-
Warrants issued to Hale Capital	2,428	-
Transfer of inventory to monitoring equipment	1,636	2,087

The accompanying notes are an integral part of these financial statements.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Numerex Corp. (NASDAQ: NMRX) is a holding company incorporated in Pennsylvania, and through its subsidiaries, is a single source, leading provider of managed enterprise solutions enabling the Internet of Things (IoT). An IoT solution is generally viewed as a combination of devices, software and services that operate with little or no human interaction. Our managed IoT solutions are simple, innovative, scalable and secure. Our solutions incorporate each of the four key IoT building blocks – Device, Network, Application and Platform. We provide our technology and service solutions through our integrated IoT horizontal platforms, which are generally sold on a subscription basis. Foreign operations were not significant to us for the three and nine months ended September 30, 2017 or 2016.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, considered necessary for a fair presentation of our financial position as of September 30, 2017 and our operating results and cash flows for the interim periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The financial information presented herein should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 which includes information and disclosures not included in this quarterly report.

Estimates and Assumptions

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ materially from these estimates. Operating results for the three or nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017 or any future periods.

Liquidity

The Company incurred an operating loss totaling $6.1 million and cash used in operations was $0.8 million for the nine months ended September 30, 2017. The Company also incurred an operating loss totaling $22.8 million and cash used in operations totaled $0.5 million for the year ended December 31, 2016. As of September 30, 2017, the Company has an accumulated deficit of $58.8 million, and cash and cash equivalents of $6.6 million. The Company’s cash flow requirements during the fiscal year 2016 and to date in 2017 were financed by cash on hand, cash generated by operations, and proceeds from the recent financing with Hale. The Company had total term debt (net of deferred financing costs), including current portion, of $15.7 million as of September 30, 2017. The Company’s ability to continue in business is dependent on its ability to continue to generate operating cash flows, to maintain sufficient cash on hand, to raise additional capital, and to control expenditures. Management believes that the Company will maintain sufficient liquidity through at least September 2018. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Restricted Cash

As of September 30, 2017, and 2016, cash of $0.2 million was held in escrow related to certain vendor obligations.

NOTE B - INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,843	$2,953
Finished goods	5,747	$8,504
Inventory reserves	(1,681)	$(2,446)
	$5,909	$9,011

During the three and nine months ended September 30, 2017, we transferred $0.5 million and $1.6 million of inventory to monitoring equipment within property and equipment, respectively, and disposed of $0.0 million and $0.3 million of fully reserved inventory, respectively.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer, network and other equipment	$8,924	$8,805
Monitoring equipment	7,328	5,692
Furniture and fixtures	486	486
Leasehold improvements	255	264
Total property and equipment	16,993	15,247
Accumulated depreciation and amortization	(11,385)	(9,225)
	$5,608	$6,022

During the three and nine months ended September 30, 2017, we transferred $0.5 million and $1.6 million of inventory to monitoring equipment as part of our managed services business. Depreciation and amortization related to property and equipment was $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively. Depreciation and amortization related to property and equipment was $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.

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

September 30, 2017

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

	Omnilink		DIY		Total
	Trade Names	Goodwill	Technology	Goodwill	Impairment
January 1, 2016	$2,972	$17,580	$245	$1,656
Amortization	-	-	(27)	-
Impairment	(1,612)	(2,264)	(81)	(215)	$(4,172)
September 30, 2016	$1,360	$15,316	$137	$1,441

Intangible Assets Other Than Goodwill

Intangible assets other than goodwill are summarized as follows (dollars in thousands):

	As of September 30, 2017				As of December 31, 2016
	Remaining Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased and developed software	1.5	$19,060	$(15,176)	$3,884	$18,205	$(12,806)	$5,399
Software in development	n/a	1,770	-	1,770	1,131	-	1,131
Total software		20,830	(15,176)	5,654	19,336	(12,806)	6,530
Licenses	2.6	13,215	(12,864)	351	13,215	(12,534)	681
Customer relationships	6.8	8,167	(3,604)	4,563	8,167	(3,039)	5,128
Technologies	10.2	4,235	(984)	3,251	4,235	(822)	3,413
Patents and trademarks	1.4	4,313	(2,623)	1,690	3,747	(2,368)	1,379
Trade names	Indefinite	918	-	918	918	-	918
Total other intangible assets		30,848	(20,075)	10,773	30,282	(18,763)	11,519
		$51,678	$(35,251)	$16,427	$49,618	$(31,569)	$18,049

Remaining useful lives in the preceding table were calculated on a weighted average basis as of September 30, 2017. We did not incur significant costs to renew or extend the term of acquired intangible assets during the three or nine months ending September 30, 2017.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Amortization expense related to intangible assets was $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively. Amortization expense related to intangible assets was $1.3 million and $2.6 million for the three and nine months ended September 30, 2016, respectively. Amortization expense recorded in cost of subscription revenues was $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2017, compared to $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2016. Additionally, we have capitalized approximately $0.6 million and $1.8 million of internally generated software development costs for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.

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

As a result of recording a valuation allowance, we recognized deferred tax expense of less than $0.1 million and $0.2 million, representing an effective tax rate of (2.4%), for the three months and nine months ended September 30, 2017. The deferred tax expense recognized on a net loss before income taxes, and the difference in the effective tax rate from the federal statutory rate, is due primarily to the book and tax basis and accounting differences for certain long and indefinite lived intangible assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses. Income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE F – DEBT

Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016

Notes payable to Hale Capital	$13,981	$-
Note payable to Kenneth Rainin Foundation (a related party)	5,000	-
Note payable to Crystal Financial LLC, with interest at LIBOR plus margin	-	17,000
Less deferred financing costs	(3,236)	(840)
	15,745	16,160
Less current portion of long-term debt (net of deferred financing costs)	(5,702)	(1,275)
Noncurrent portion of long-term debt	$10,043	$14,885

Hale Notes

On June 7, 2017 (the "Closing Date"), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the purchasers from time to time party thereto, and HCP-FVF, LLC, an affiliate of Hale Capital Partners LP, as collateral agent and as purchaser ("Hale Capital"). Pursuant to the Note Purchase Agreement, the Company issued and sold to Hale Capital senior secured promissory notes in an aggregate original principal amount of $13.5 million (the "Notes"), the proceeds of which were used to repay the outstanding term loans and other obligations under the Term Loan Agreement, dated as of March 9, 2016, by and among the Company, certain subsidiaries of the Company, the lenders party thereto and Crystal Financial LLC (the “Crystal Loan Agreement”). We recorded a charge of $1.1 million to loss on extinguishment of debt, of which $0.5 million related to unamortized deferred financing costs related to the Crystal Loan Agreement, and $0.6 million related to prepayment penalties and other extinguishment related costs, which is recorded as a separate line item on the consolidated statement of operations and comprehensive loss for the nine month period ended September 30, 2017.

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

Pursuant to the terms of the Notes, the Company is required to meet certain financial and other restrictive covenants customary with this type of facility, including maintaining a minimum EBITDA, Minimum Total Liquidity, Minimum Liquidity and minimum Monthly Recurring Revenue, as defined in the Note Purchase Agreement. The Company was in compliance with these covenants as of September 30, 2017. Additionally, the Company is also prohibited from taking certain actions during the term of the Notes without consent of the purchasers, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on the Company's assets and making restricted payments, including cash dividends on shares of the Company's common stock, except as expressly permitted under the Note Purchase Agreement.

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Senior Subordinated Promissory Note

On March 31, 2017, the Kenneth Rainin Foundation, a California corporation, and the Company entered into a Senior Subordinated Promissory Note (“KRF Note”) in the amount of $5 million, with a maturity date of April 1, 2018, and an annual interest rate of 12%, which was used to pay down a portion of the outstanding term loans under the Crystal Loan Agreement.

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

On June 7, 2017, all outstanding term loans and other obligations under the Crystal Loan Agreement were repaid in full with the proceeds of the Notes issued pursuant to the Note Purchase Agreement.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

The following table presents a reconciliation of the shares used in the calculation of basic and dilutive (loss) earnings per share and anti-dilutive equity based compensation awards (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted average common shares outstanding
Basic	19,646	19,542	19,575	19,456
Dilutive effect of commons stock equivalents	-	-	-	-
Total	19,646	19,542	19,575	19,456

Anti-dilutive equity-based compensation awards	1,091	1,571	1,035	1,576

NOTE H – RESTRUCTURING

We recorded restructuring charges of $1.4 million and $1.5 million, for the nine months ended September 30, 2017 and 2016 respectively. The restructuring charges for the nine months ended September 30, 2017 include $0.6 million of severance costs, $0.7 million of legal costs, and $0.1 million for the loss on sublease of our Dallas office. The restructuring charges for the nine months ended September 30, 2016 include $0.8 million related to the relocation of our corporate headquarters and $0.7 million in severance costs.

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

NOTE J – MERGER AGREEMENT

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

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

NUMEREX CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

In May 2014, the FASB issued guidance which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued additional guidance which delays the effective date by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued guidance which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to data and processes to be able to comply with the new requirements. Based on the results of our assessment to date, we do not expect that the new standard will result in significant changes in our units of accounting or the amounts of revenue allocated between units of accounting. Further, our initial evaluation is that monthly recurring service revenue for security, network, and asset identification and optimization, which is the majority of our revenue, would not be materially impacted by the adoption of this standard. Our initial conclusion may change when we complete our evaluation which is proceeding as planned. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to additional disclosures related to qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers.

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

In July 2017, the Company adopted guidance which changes the classification analysis of certain equity-linked instruments with down round features. The guidance changed the requirement that a down round feature precluded equity classification when assessing whether the instrument is indexed to an entity’s own stock. The provisions of this standard were early adopted as of June 30, 2017. As of September 30, 2017, the only equity linked instruments with down-round features for the Company were the warrants issued in connection with the Hale Financing (see Note F- Debt).

NOTE L – SUBSEQUENT EVENTS

On October 4, 2017, a putative class action was filed against the Company and certain of its directors and officers in the United States District Court for the Northern District of Georgia. This suit is captioned Litwin v. Numerex Corp. et al. This lawsuit alleges on behalf of a putative class of investors that the Company and other defendants violated various provisions of the securities laws in conjunction with the public disclosures concerning the Company’s merger with Sierra Wireless, Inc. On October 9, 2017, a second suit was filed in the same court raising substantially similar allegations under the captions Franchi v. Numerex Corp. et al. Neither Complaint seeks a specified amount of damages. The Company believes it has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously. The Company presently intends to file a motion to dismiss. The Company has certain insurance with respect to these claims, and it has notified its carriers regarding these matters.

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

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

During the quarter ended September 30, 2017, we had revenues of $15.3 million, and a net loss of $3.4 million; compared with revenues and a net loss of $17.4 million and $2.5 million, respectively for the quarter ended September 30, 2016.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Three Months Ended September 30,				Change from
	2017		2016		2016 to 2017
Net revenues:
Subscription and support revenues	$11,983	78.3%	$14,388	82.6%	$(2,405)	-16.7%
Embedded devices and hardware	3,320	21.7%	3,024	17.4%	296	9.8%
Total net revenues	15,303	100.0%	17,412	100.0%	(2,109)	-12.1%
Cost of sales
Subscription and support revenues	5,087	33.2%	5,828	33.5%	(741)	-12.7%
Embedded devices and hardware	3,458	22.6%	3,082	17.7%	376	12.2%
Inventory reserves	1,301	8.5%	27	0.2%	1,274	4718.5%
Gross profit	5,457	35.7%	8,475	48.7%	(3,018)	-35.6%
Operating expenses:
Sales and marketing	2,183	14.3%	3,229	18.5%	(1,046)	-32.4%
General and administrative	2,314	15.1%	3,280	18.8%	(966)	-29.5%
Engineering and development	1,341	8.8%	2,229	12.8%	(888)	-39.8%
Depreciation and amortization	1,426	9.3%	1,658	9.5%	(232)	-14.0%
Restructuring charges	655	4.3%	276	1.6%	379	137.3%
Operating loss	(2,462)	-16.1%	(2,197)	-12.6%	(265)	12.1%
Interest expense	919	6.0%	469	2.7%	450	95.9%
Other income, net	(34)	-0.2%	(33)	-0.2%	(1)	3.0%
Loss before income taxes	(3,347)	-21.9%	(2,633)	-15.1%	(714)	27.1%
Income tax expense (benefit)	79	0.5%	(87)	-0.5%	166	-190.8%
Net loss	$(3,426)	-22.4%	$(2,546)	-14.6%	$(880)	34.6%
Adjusted EBITDA(1)	$1,716	11.2%	$859	4.9%	$857	99.7%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue decreased $2.1 million, or 12.1%, for the three months ended September 30, 2017 to $15.3 million from $17.4 million for the same period in 2016. The decrease in total revenue is related to the decrease in subscription and support revenue as well as embedded devices and hardware revenue, which is discussed below.

Subscription and support revenues decreased $2.4 million, or 16.7%, to $12.0 million from $14.4 million in 2016. The decrease is driven by 2G disconnects associated with the AT&T 2G network sunset that occurred on December 31, 2016. Embedded devices and hardware revenue increased $0.3 million, or 9.8%, to $3.3 million from $3.0 million in 2016. The increase in embedded devices and hardware revenue is due to an increase in sales volume and product mix.

Total cost of sales for the three months ended September 30, 2017 increased $0.9 million, or 10.2%, to $9.8 million compared to $8.9 million for the same period in 2016. Comprising that increase, the cost of revenue for subscription and support services decreased $0.7 million, or 12.7%, to $5.1 million for the three months ended September 30, 2017 compared to $5.8 million for the same period in 2016. Cost of revenue for embedded devices and hardware increased $0.4 million, or 12.2% to $3.5 million for the three months ended September 30, 2017 compared to $3.1 million for the same period in 2016.

Inventory reserve expense for the three months ended September 30, 2017 increased to $1.3 million compared to $0.0 million for the same period in 2016. The increase in the reserve is related to current inventory which will be impacted by the introduction of our LTE products.

Total gross profit for the period ended September 30, 2017 decreased $3.0 million, or 35.6% to $5.5 million compared to $8.5 million for the same period in 2016 for the reasons stated above. Gross profit margin percentage decreased to 35.7% for the three months ended September 30, 2017 from 48.7% for the same period in 2016. The decrease in gross margin was driven primarily by an increase in the inventory reserve of $1.3 million for the three months ended September 30, 2017.

Sales and marketing expense decreased $1.0 million, or 32.4%, for the three months ended September 30, 2017 to $2.2 million compared to $3.2 million for the same period in 2016. The decrease is primarily attributable to a decline in promotional activities during the quarter and reduced travel costs.

General and administrative expense decreased $1.0 million, or 29.5%, to $2.3 million for the three months ended September 30, 2017, compared to $3.3 million for the same period in 2016. The decrease is driven primarily by reduced general and administrative salary cost resulting from a reduction in headcount and lower travel costs.

Engineering and development expenses decreased $0.9 million, or 39.8% to $1.3 million for the three months ended September 30, 2017, compared to $2.2 million for the same period in 2016. The decrease is primarily related to reduced headcount in engineering and development, and lower travel costs.

Depreciation and amortization expense decreased $0.2 million, or 14.0% to $1.4 million for the three months ended September 30, 2017, compared to $1.7 million for the same period in 2016.

Restructuring charges were $0.7 million for the three months ended September 30, 2017, compared to $0.3 million for the same period in 2016. The increase is due primarily to legal costs incurred related to merger activity.

Interest expense was $0.9 million in expense for the three months ended September 30, 2017 compared to $0.5 million in interest expense for the same period in 2016. The increase is due to interest expense on our subordinated debt, as well as interest incurred on our senior debt.

We recorded tax expense of $0.1 million and a tax benefit of $0.1 million for the three months ended September 30, 2017, and 2016 respectively. The effective tax rates were (2.4%) and 3.3% for the three months ended September 30, 2017 and 2016, respectively. For both periods, the difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting difference for certain long and indefinite lived assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses.

Nine Months Ended September 30, 2017 and 2016

The following table sets forth selected consolidated results of operations for the periods indicated, including comparative information between the periods (dollars in thousands):

	Nine Months Ended September 30,				Change from
	2017		2016		2016 to 2017
Net revenues:
Subscription and support revenues	$38,133	83.5%	$44,183	83.3%	$(6,050)	-13.7%
Embedded devices and hardware	7,535	16.5%	8,886	16.7%	(1,351)	-15.2%
Total net revenues	45,668	100.0%	53,069	100.0%	(7,401)	-13.9%
Cost of sales
Subscription and support revenues	15,915	34.8%	17,242	32.5%	(1,327)	-7.7%
Embedded devices and hardware	7,748	17.0%	9,027	17.0%	(1,279)	-14.2%
Inventory reserves	1,355	3.0%	514	1.0%	841	163.6%
Gross profit	20,650	45.2%	26,286	49.5%	(5,636)	-21.4%
Operating expenses:
Sales and marketing	8,019	17.6%	9,444	17.8%	(1,425)	-15.1%
General and administrative	7,691	16.8%	11,269	21.2%	(3,578)	-31.8%
Engineering and development	5,260	11.5%	6,920	13.0%	(1,660)	-24.0%
Depreciation and amortization	4,392	9.6%	4,992	9.4%	(600)	-12.0%
Impairment of goodwill and other
other intangible assets	-	0.0%	4,172	7.9%	(4,172)	-100.0%
Restructuring charges	1,435	3.1%	1,520	2.9%	(85)	-5.6%
Operating loss	(6,147)	-13.5%	(12,031)	-22.7%	5,884	-48.9%
Interest expense	2,282	5.0%	1,196	2.3%	1,086	90.8%
Loss on extinguishment of debt	1,089	2.4%	290	0.5%	799	275.5%
Other expense (income), net	767	1.7%	(99)	-0.2%	866	-874.7%
Loss before income taxes	(10,285)	-22.5%	(13,418)	-25.3%	3,133	-23.3%
Income tax expense (benefit)	244	0.5%	(257)	-0.5%	501	-194.9%
Net loss	$(10,529)	-23.1%	$(13,161)	-24.8%	$2,632	-20.0%
Adjusted EBITDA(1)	$3,652	8.0%	$2,343	4.4%	$1,309	55.8%

(1) – Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). See further discussion, including reconciliation to the most comparable GAAP measure, under the caption Non-GAAP Financial Measures below.

Total revenue decreased $7.4 million, or 13.9%, for the nine months ended September 30, 2017 to $45.7 million from $53.1 million for the same period in 2016. The decrease in total revenue is primarily related to the decreases in subscription and support revenue and embedded devices and hardware revenue, which is discussed below.

Subscription and support revenues decreased $6.1 million, or 13.7%, to $38.1 million from $44.2 million in 2016. The decrease is driven by 2G disconnects associated with the AT&T 2G network sunset that occurred on December 31, 2016. Embedded devices and hardware revenue decreased $1.4 million, or 15.2%, to $7.5 million from $8.9 million in 2016. The decrease is driven by customer’s replacement of their 2G products in 2016 in anticipation of the AT&T 2G network sunset that occurred on December 31, 2016.

Total cost of revenue for the nine months ended September 30, 2017 decreased $1.8 million, or 6.6%, to $25.0 million compared to $26.8 million for the same period in 2016. Comprising that decrease, the cost of revenue for subscription and support services decreased $1.3 million, or 7.7%, to $15.9 million for the nine months ended September 30, 2017 compared to $17.2 million for the same period in 2016. Cost of revenue for embedded devices and hardware decreased $1.3 million, or 14.2% to $7.7 million for the nine months ended September 30, 2017 compared to $9.0 million for the same period in 2016. The total decrease in costs of sales is primarily related to a reduction of embedded devices and hardware sales in 2017 versus the comparable period in 2016.

Inventory reserve expense for the nine months ended September 30, 2017 increased $0.8 million, or 163.6%, to $1.4 million compared to $0.5 million for the same period in 2016. The increase in the reserve is related to current inventory which will be impacted by the introduction of our LTE products.

Total gross profit for the period ended September 30, 2017 decreased $5.6 million, or 21.4% to $20.7 million compared to $26.3 million for the same period in 2016 for the reasons stated above. Excluding the inventory reserve, gross profit margin percentage decreased to 48.2% for the nine months ended September 30, 2017 from 50.5% for the same period in 2016.

Sales and marketing expense decreased $1.4 million, or 15.1%, for the nine months ended September 30, 2017 to $8.0 million compared to $9.4 million for the same period in 2016. The decrease is primarily attributable to a decline in promotional activities during the quarter, as well as reduced headcount and lower travel costs.

General and administrative expense decreased $3.6 million, or 31.8%, to $7.7 million for the nine months ended September 30, 2017, compared to $11.3 million for the same period in 2016. The decrease is driven primarily by reduced general and administrative salary cost resulting from a reduction in headcount and lower travel costs.

Engineering and development expenses decreased $1.7 million, or 24.0% to $5.3 million for the nine months ended September 30, 2017, compared to $6.9 million for the same period in 2016. The decrease is driven primarily by reduced engineering and development salary costs resulting from a reduction in headcount, and lower travel costs.

Depreciation and amortization expense decreased $0.6 million, or 12.0% to $4.4 million for the nine months ended September 30, 2017, compared to $5.0 million for the same period in 2016.

Restructuring charges were $1.4 million for the nine months ended September 30, 2017, compared to $1.5 million for the same period in 2016. The decrease is primarily related to severance and the sublease loss recorded in June 2016 for the relocation of our corporate headquarters offset by legal costs associated with merger and debt activity.

Loss on the extinguishment of debt of $1.1 million for the nine months ended September 30, 2017 was related to the refinancing of our debt with Crystal which took place on June 7, 2017. Loss on the extinguishment of debt of $0.3 million for the nine months ended September 30, 2016 was related to the refinancing of our debt with Silicon Valley Bank which took place in March 2016.

Interest expense was $2.3 million in expense for the nine months ended September 30, 2017 compared to $1.2 million in interest expense for the same period in 2016. The increase is due to interest expense on our subordinated debt, as well higher interest rates on our debt, as well as higher amortization of deferred financing costs in 2017.

Other expense (income), net was $0.8 million in expense for the nine months ended September 30, 2017, and was primarily due to non-capitalizable finance and legal charges related to our debt.

We recorded tax expense of $0.2 million and a tax benefit of $0.3 million for the nine months ended September 30, 2017, and 2016 respectively. The effective tax rates were (2.4%) and 1.9% for the nine months ended September 30, 2017 and 2016, respectively. For both periods, the difference in the effective tax rate compared to the federal statutory rate, and the reason we recorded deferred income tax expense while generating a net loss before income taxes, are due primarily to the book and tax basis and accounting difference for certain long and indefinite lived assets. We have also recognized a provision for income tax expense for certain state income taxes that cannot utilize offsetting net operating losses.

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

The following table reconciles the specific items excluded from GAAP in the calculation of EBITDA and Adjusted EBITDA for the periods indicated below (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,426)	$(2,546)	$(10,529)	$(13,161)
Depreciation and amortization expense	1,883	2,029	5,691	5,997
Impairment of goodwill and other
intangible assets	-	-	-	4,172
Interest expense and other non-
operating expense, net	885	436	4,138	1,387
Income tax (benefit) expense	79	(87)	244	(257)
EBITDA (non-GAAP)	(579)	(168)	(456)	(1,862)
Equity-based compensation expense	366	751	1,111	2,202
Restructuring, non-cash and other items	1,929	276	2,997	2,003
Adjusted EBITDA (non-GAAP)	$1,716	$859	$3,652	$2,343

Restructuring, non-cash and other charges, includes severance, one-time facility costs, inventory reserves, one-time legal costs for transaction related work, and other one-time items. We believe these costs are unusual costs that we do not expect to recur on a regular basis, and consequently, we do not consider these charges as a component of ongoing operations

Liquidity and Capital Resources

We use the net cash generated from our operations to fund new product development, upgrades to our technology and to invest in new businesses. Our sources of funds, principally from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operations and investing requirements through at least September 2018.

We had working capital of $0.0 million as of September 30, 2017, compared to $8.6 million as of December 31, 2016. We had cash balances of $6.8 million as of September 30, 2017 compared to $9.5 million at December 31, 2016. The Company does not have any additional borrowing capacity under its loan agreement with Hale Capital.

Net cash used in operating activities for the nine month period ended September 30, 2017 was $0.8 million and net cash used in operations was $0.8 million for the nine month period ended September 30, 2016.

Net cash used in investing activities for the nine month period ended September 30, 2017 was $2.1 million, representing expenditures of $0.3 million for tangible assets and $1.8 million for software and capitalization of internally developed software, compared to $2.5 million for the nine month period ended September 30, 2016.

Net cash provided by financing activities for the nine month period ended September 30, 2017 was $0.2 million, primarily due to the refinancing of our term debt with Hale. Net cash used in financing activities was $3.2 million for the nine month period ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2017, compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

The market risk in our financial instruments represents the potential loss arising from adverse changes in financial rates. We are exposed to market risk in the area of interest rates. These exposures are directly related to our normal funding and investing activities.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor. We held $0.7 million and $0.3 million in foreign bank accounts as of September 30, 2017 and December 31, 2016, respectively.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive (loss) income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Except for transactions with customers and vendors in Canada, substantially all other transactions are denominated in U.S. dollars. Foreign operations were not significant to us for the quarter or year to date ended September 30, 2017.

Interest Rate Risk

We are exposed to changes in interest rates on our long term debt that carries variable rate interest. The impact of a 100 basis point change in interest rates would result in a change in annual interest expense of $0.2 million.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act Rules 13a – 15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, issued in 2013. Based on this assessment, management concludes that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None - not applicable

Item 3.	Defaults Upon Senior Securities.

None - not applicable.

Item 4.	Mine Safety Disclosures.

None - not applicable.

Item 5.	Other Information.

None - not applicable.

Item 6.	Exhibits.

Exhibit
Number	Description

2.1[1]	Agreement and Plan of Merger by and among Numerex Corp., Sierra Wireless, Inc. and Wireless Acquisition Sub, Inc., dated August 2, 2017

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer, Executive Vice President, and Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statement of Shareholders Equity and (v) Unaudited Condensed Notes to Consolidated Financial Statement*

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

[1]	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2017 (File No. 000-22920)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMEREX CORP.
(Registrant)

November 7, 2017	/s/ Kenneth L. Gayron
Kenneth L. Gayron
Interim Chief Executive Officer, Chief Financial
Officer and Principal Financial and Accounting Officer

